Form 10-Q
period 1996-03-31
CLAYTON WILLIAMS ENERGY INC /DE
filed 1996-05-13
CIK 880115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     /XX/
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       or
     /  /
               Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the transition period from       to

                           COMMISSION FILE NO. 0-20838

                          CLAYTON WILLIAMS ENERGY, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                      DELAWARE                           75-2396863
          -------------------------------          ----------------------
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)          Identification Number)


     6 DESTA DRIVE, SUITE 3000, MIDLAND, TEXAS              79705
     -----------------------------------------              -----
     (Address of principal executive offices)             (Zip code)


      Registrant's Telephone Number, including area code:   (915) 682-6324

                                  Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES /XX/      NO   /  /

 NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 8, 1996...... 7,463,473

================================================================================

                          CLAYTON WILLIAMS ENERGY, INC.

                                TABLE OF CONTENTS




                         PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS                                        PAGE

          Consolidated Balance Sheets as of March 31, 1996
           and December 31, 1995.....................................   3

          Consolidated Statements of Operations for the three months
           ended March 31, 1996 and 1995.............................   4

          Consolidated Statements of Cash Flows for the three months
           ended March 31, 1996 and 1995.............................   5

          Notes to Consolidated Financial Statements.................   6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS........................  10



                           PART II.  OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...........................  14

                          CLAYTON WILLIAMS ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                MARCH 31,        DECEMBER 31,
                                                  1996              1995
                                               -----------       ------------
                                               (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                   $   1,065       $  1,303
     Accounts receivable:
          Trade, net                                 1,240          1,184
          Affiliates                                   219            738
          Oil and gas sales                          7,205          6,615
     Inventory                                         471            505
     Other                                             315            565
                                                 ---------      ---------
                                                    10,515         10,910
                                                 ---------      ---------
PROPERTY AND EQUIPMENT
     Oil and gas properties, successful
      efforts method                               330,223        325,268
     Natural gas gathering and processing
      systems                                        7,093          6,951

     Other                                           9,511          9,460
                                                 ---------      ---------
                                                   346,827        341,679
     Less accumulated depreciation, depletion
      and amortization                            (265,154)      (259,533)
                                                 ---------      ---------
          Property and equipment, net               81,673         82,146
                                                 ---------      ---------
OTHER ASSETS                                            61            105
                                                 ---------      ---------
                                                 $  92,249      $  93,161
                                                 ---------      ---------
                                                 ---------      ---------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable:
          Trade                                  $   7,140      $   6,911
          Affiliates                                   491            346
          Oil and gas sales                          4,718          4,813
     Current maturities of long-term debt           11,512         11,509
     Accrued liabilities and other                   1,513          1,048
                                                 ---------      ---------
                                                    25,374         24,627
                                                 ---------      ---------
LONG-TERM DEBT                                      30,358         33,538
                                                 ---------      ---------
STOCKHOLDERS' EQUITY:
     Common stock, par value $.10 per share;
      authorized - 10,000,000 shares; issued
      and outstanding - 7,444,928 shares in
      1996 and 7,409,664 shares in 1995                745            741
     Additional paid-in capital                     53,025         52,912
     Retained deficit                              (17,253)       (18,657)
                                                 ---------      ---------
                                                    36,517         34,996
                                                 ---------      ---------
                                                 $  92,249      $  93,161
                                                 ---------      ---------
                                                 ---------      ---------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                   ---------------------
                                                    1996           1995
                                                   -------        ------
REVENUES
     Oil and gas sales                             $12,368        $11,431
     Natural gas services                              964          1,859
                                                   -------        -------
          Total revenues                            13,332         13,290
                                                   -------        -------
COSTS AND EXPENSES
     Lease operations                                3,598          3,496
     Exploration                                       254            193
     Natural gas services                              757          1,156
     Depreciation, depletion and amortization        5,677          6,923

     General and administrative                        707            922
                                                   -------        -------
          Total costs and expenses                  10,993         12,690
                                                   -------        -------
          Operating income                           2,339            600
     Interest expense                                  982          1,458
     Other income                                       47            164
                                                   -------        -------
INCOME (LOSS) BEFORE INCOME TAXES                    1,404           (694)

INCOME TAX EXPENSE                                       -              -
                                                   -------        -------
NET INCOME (LOSS)                                  $ 1,404        $  (694)
                                                   -------        -------
                                                   -------        -------
Net income (loss) per common share                 $   .19        $  (.12)
                                                   -------        -------
                                                   -------        -------
Weighted average common shares outstanding           7,478          5,700
                                                   -------        -------
                                                   -------        -------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                      --------------------
                                                        1996        1995
                                                      -------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                $ 1,404     $  (694)
     Adjustments to reconcile net income (loss)
       to cash provided by operating activities:
          Depreciation, depletion and amortization      5,677       6,923
          Exploration costs                               198         169
          Other                                           105          (3)
     Changes in operating working capital:
          Accounts receivable                            (127)       (915)
          Accounts payable                                (13)      1,194
          Other                                           419         352
                                                      -------     -------
               Net cash provided by operating
                 activities                             7,663       7,026
                                                      -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment               (8,245)     (6,622)
     Proceeds from sale of property and equipment       3,521         196
                                                      -------     -------
               Net cash used in investing activities   (4,724)     (6,426)
                                                      -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term debt                           -       2,000
     Repayments of long-term debt                      (3,177)     (2,926)
                                                      -------     -------
               Net cash used in financing activities   (3,177)       (926)
                                                      -------     -------
NET DECREASE IN CASH AND
 CASH EQUIVALENTS                                        (238)       (326)
CASH AND CASH EQUIVALENTS
     Beginning of period                                1,303       1,431
                                                      -------     -------
     End of period                                    $ 1,065     $ 1,105
                                                      -------     -------
                                                      -------     -------
SUPPLEMENTAL DISCLOSURES
     Cash paid for interest, net of amounts
       capitalized                                    $   843     $ 1,442
                                                      -------     -------
                                                      -------     -------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

1.   ORGANIZATION AND PRESENTATION

     Clayton Williams Energy, Inc. (the "Company"), a Delaware corporation, was incorporated in September 1991 for the purpose of consolidating and continuing certain operations previously conducted by affiliates of Clayton W. Williams, Jr. ("Mr. Williams"). Concurrent with the completion of the initial public offering of the Company's common stock on May 26, 1993, these operations were consolidated, and the Company succeeded to the oil and gas properties, exploration and development operations and the natural gas gathering and marketing operations of Mr. Williams and his affiliates, except for minor interests in certain producing wells, certain undeveloped acreage and mineral interests located outside of the Company's primary areas of operations and the stock of a company owned by affiliates of Mr. Williams. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances associated with the consolidated operations have been eliminated.

     The Company is primarily engaged in the exploration for and development and production of oil and natural gas in South and East Texas, Southeastern New Mexico and the Texas Gulf Coast.

     In the opinion of management, the Company's unaudited consolidated financial statements as of March 31, 1996 and for the interim periods ended March 31, 1996 and 1995 include all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation in accordance with generally accepted accounting principles. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1995 Form 10-K.

2.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                             MARCH 31,   DECEMBER 31,
                                                               1996          1995
                                                             ---------   ------------
                                                                  (IN THOUSANDS)
     Secured Bank Credit Facility (matures July 31, 1998):
          Revolving loan                                      $16,700      $17,000
          Term loan                                            24,975       27,825
     Subordinated Debt Facility                                     -            -
     Other                                                        195          222
                                                              -------      -------
                                                               41,870       45,047
     Less current maturities                                   11,512       11,509
                                                              -------      -------
                                                              $30,358      $33,538
                                                              -------      -------
                                                              -------      -------

                          CLAYTON WILLIAMS ENERGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  MARCH 31, 1996
                                    (UNAUDITED)

     SECURED BANK CREDIT FACILITY
     The Company's secured bank credit facility provides for a revolving loan facility and a term loan facility, the limits of which are determined by a borrowing base established by the banks. At March 31, 1996, the borrowing base was $46.7 million, of which $21.7 million was attributable to the revolving loan facility and $25.0 million was attributable to the term loan facility. The amount of funds available on the revolving loan facility at March 31, 1996 was $5.0 million. The borrowing base is scheduled to be redetermined in May 1996 and at least semi-annually thereafter; however, the Company or the banks may request a borrowing base redetermination at any other time during the year. Any redetermination will be made at the discretion of the banks. If, at any time, outstanding advances plus letters of credit exceed the borrowing base, the Company will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments or (iii) elect to convert the entire amount of the facility to a term obligation based on amortization formulas set forth in the loan agreement. Substantially all of the Company's oil and gas properties are pledged to secure advances under the secured bank credit facility.

     The term loan facility presently requires monthly principal prepayments of $950,000. The amount of monthly prepayments is subject to change at the time of each borrowing base redetermination. No additional advances are permitted against the term loan facility.

     All outstanding balances on the secured bank credit facility may be designated, at the Company's option, as either "Base Rate Loans" or "Eurodollar Loans" (as defined in the agreement), provided that not more than two Eurodollar traunches may be outstanding at any time. Base Rate Loans will bear interest at the fluctuating Base Rate plus a Base Rate Margin ranging from 0% to 1/2% per annum, depending on levels of outstanding advances and letters of credit. Eurodollar Loans will bear interest at the LIBOR rate for a fixed period of time elected by the Company plus a Eurodollar Margin ranging from 2% to 2.75% per annum. At March 31, 1996, the Company's indebtedness under these facilities consisted of $3.9 million of Base Rate Loans at a rate of 8.75% and $37.8 million of Eurodollar Loans at an average rate of 8.1%.

     In addition, the Company pays the banks a commitment fee equal to 1/2% per annum on the unused portion of the revolving loan commitment. Interest and fees are payable quarterly, and all outstanding principal and interest will be due July 31, 1998.

     SUBORDINATED DEBT FACILITY
     In June 1995, the Company obtained a commitment from the Agent bank in its secured bank credit facility to loan the Company up to $5.5 million under a subordinated debt facility which provides for interest at a minimum rate of 14.25% per year, plus certain commitment fees, with interest payable monthly and principal payable at maturity on July 31, 1998. The commitment originally expired on December 31, 1995, but was extended to December 31, 1996. The entire amount of the facility may be prepaid without penalty or premium at any time prior to maturity, but only if the Company obtains the approval of the lenders in the secured bank credit facility. The Company does not plan to utilize this subordinated debt facility unless the funds available on the secured bank credit facility are inadequate to finance the Company's planned capital expenditure program in 1996. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                          CLAYTON WILLIAMS ENERGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  MARCH 31, 1996
                                    (UNAUDITED)

3.   FORWARD SALE TRANSACTIONS

     The Company accounts for forward sale and put option arrangements as hedging activities and, accordingly, gains and losses are included in oil and gas revenues in the period the hedged production is sold. Included in oil and gas revenues during the quarter ended March 31, 1996 are net losses totaling $45,000 (comprised of losses of $188,000, partially offset by gains of $143,000). In addition, the Company has hedged approximately 40% of its expected oil production from April 1996 through August 1996 utilizing certain financial swap arrangements as summarized below:

                                                   FIXED PRICE PER BBL
           DATE      PRODUCTION    VOLUMES       ---------------------------
          ENTERED      MONTHS       (BBLS)       HIGH       LOW      AVERAGE
          -------      ------       ------       ----       ---      -------
          12/95         4/96        29,000      $18.00     $18.00    $18.00
           1/96         4/96        29,000       18.67      18.67     18.67
           2/96      4/96 - 8/96   185,000       19.55      17.75     18.26
           3/96      4/96 - 6/96    60,000       19.02      17.99     18.46
           4/96      4/96 - 5/96    63,000       23.13      21.15     22.09

4.   STOCK COMPENSATION PLANS

     In May 1995, the Company's Board of Directors adopted two stock compensation plans, one for selected officers and one for outside directors of the Company. These plans permit the Company to pay all or part of selected executives' salaries and all outside director's fees in Common Stock in lieu of cash. During the three months ended March 31, 1996, the Company issued Mr. Williams 30,650 shares of Common Stock in lieu of cash compensation aggregating $101,792, and issued 4,614 shares to three outside directors in lieu of cash compensation aggregating $15,000. Subsequent to March 31, 1996, the Company issued Mr. Williams an additional 14,675 shares and issued an aggregate of 3,870 shares to three outside directors in lieu of cash compensation aggregating $78,000.

5.   NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per common share is based on the weighted average number of common and common equivalent shares, if dilutive, outstanding during each period. Common stock equivalents were not included in the computation of net loss per share in the 1995 period since the effect was anti-dilutive.

6.   SALE OF ASSETS

     In January 1996, the Company sold its rights to the Buda and Georgetown formations under approximately 28,000 net acres in Robertson County, Texas for $3.5 million. Certain leases covered by the sale must be extended during 1996 and the Company estimates that it will be required to spend, in the aggregate, approximately $550,000 in this effort. The Company also granted the purchaser the option to acquire additional Buda and Georgetown rights under approximately 36,000 net acres in Burleson County, Texas. The net proceeds were used to repay indebtedness on the secured bank credit facility, resulting in an increase in funds then available for borrowing of $2.9 million. No gain or loss was recognized on the sale.

                          CLAYTON WILLIAMS ENERGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  MARCH 31, 1996
                                    (UNAUDITED)

7.   INCOME TAXES

     Although the Company recorded net income of $1.4 million for financial reporting purposes during the quarter ended March 31, 1996, no provision for income tax expense is required since a valuation allowance in excess of this amount was recorded at December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

     The Company's primary focus has historically been its horizontal drilling program in the Cretaceous Trend (the "Trend") which extends from South Texas through East Texas, Louisiana and other southern states and includes the Austin Chalk, Buda and Georgetown formations. Oil and gas production in the Trend is generally characterized by a high initial production rate, followed by a steep rate of decline. In order to maintain or expand its oil and gas reserve base, the Company must find and develop or acquire proven reserves sufficient to replace those being depleted through current production.

     The following table sets forth certain operating information of the Company for the periods presented:

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                -------------------
                                                1996           1995
                                                ----           ----
     OIL AND GAS PRODUCTION DATA:
          Oil (MBbls)                            482            480
          Gas (MMcf)                           1,462          1,832
          MBOE (a)                               726            785
     AVERAGE OIL AND GAS SALES PRICES:
          Oil ($/Bbl)                         $18.71         $17.34
          Gas ($/Mcf)                         $ 2.29         $ 1.65
     OIL AND GAS COSTS ($/BOE PRODUCED):
          Lease operating expenses            $ 4.96         $ 4.45
          Oil and gas depletion               $ 7.56         $ 8.51
     NET WELLS DRILLED:
          Horizontal Wells                       7.2           12.5
          Vertical Wells                         1.0              -

___________

(a) Gas is converted to barrel of oil equivalents (BOE) at the ratio of six Mcf of gas to one Bbl of oil.


THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO MARCH 31, 1995

     REVENUES

     Oil and gas sales increased 9% from $11.4 million in 1995 to $12.4 million in 1996 due to higher oil and gas prices, offset in part by lower gas production. Although newly drilled or acquired wells contributed approximately 30% of the Company's 1996 production on a BOE basis these additions were not sufficient to offset the characteristically steep production declines from previously existing Trend wells. Prices received for oil production increased 8% in 1996 and gas prices increased 39%. Revenues from natural gas services decreased 47% to $964,000 due primarily to the sale of the Company's two principal gas gathering and processing systems in August 1995.

     COSTS AND EXPENSES

     Lease operations expenses increased 3% in 1996 as compared to 1995 despite an 8% decline in BOE production. On a BOE basis, lease operations expenses increased from $4.45 per BOE in the 1995 quarter to $4.96 per BOE in 1996. Operating expenses of Trend wells are generally lower on a BOE basis in the early stages of production since a large portion of the operating expense are fixed in nature and do not vary with production volume. As production volumes decline, operating expense per BOE typically increase. In addition, since 1994, the Company has conducted most of its drilling activity in the updip area of the Trend where the reservoir pressures are lower. Generally, this requires wells to be converted from flowing wells to electric-powered pumping units at an earlier stage of production, which increases the lifting costs associated with the updip wells.

     DD&A expense decreased 17% from $6.9 million in 1995 to $5.7 million in 1996 due to a combination of lower production levels and lower amortization rates per BOE. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets" and recorded a $10.3 million non-cash provision for impairment of certain producing assets, most of which was attributable to assets located in the Pearsall Field in South Texas. As a result, the average depletion rate declined from $8.51 per BOE in 1995 to $7.56 per BOE in 1996.

     G&A expenses decreased 23% from $922,000 in 1995 to $707,000 in 1996. Beginning in March 1994, the Company reduced its overhead by implementing certain cost reduction measures, including the closing of its San Antonio office, the elimination or reduction of certain professional services, and the control of personnel costs through staff and wage reductions and employee benefit cost controls. The full impact of these measures was not realized until the third quarter of 1995.

     Costs of natural gas services decreased 33% to $757,000 due primarily to the sale of the Company's two principal gas gathering and processing systems in August 1995.

     INTEREST EXPENSE AND OTHER

     Interest expense decreased 33% from $1.5 million in 1995 to $1.0 million in 1996 due primarily to lower average levels of indebtedness on the Company's secured bank credit facility and, to a much lesser extent, lower average interest rates. The average daily principal balance outstanding on such facility during the first quarter of 1996 was $40.9 million compared to $58.8 million in 1995. The effective annual interest rate on bank debt during the 1996 quarter was 9.6% compared to 10.0% in 1995. Proceeds from the sales of assets in August 1995 and January 1996 and the sale of Common Stock through a shareholder rights offering in September 1995 aggregating approximately $15 million were used to reduce bank indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW

     The Company's primary financial resource is its oil and gas reserves. In accordance with the terms of the current bank credit facility, the banks establish a borrowing base against which the Company may borrow funds as needed to supplement its internally generated cash flow as a source of financing for its capital expenditure program and debt amortization. Product prices, over which the Company has very limited control, have a significant impact on the Company's ability to maintain or expand the spread between the borrowing base and the level of outstanding indebtedness. Within the confines of product pricing, the Company must be able to find and develop or acquire oil and gas reserves in a cost effective manner in order to generate sufficient financial resources through internal means to complete the financing of its capital expenditure program.

     The following discussion sets forth the Company's current plans for capital expenditures in 1996 and the expected capital resources needed to finance such plans.

     CAPITAL EXPENDITURES

     During 1996, the Company plans to focus its efforts on Trend drilling. Presently, the Company plans to drill approximately 24 net wells in the updip area of the Trend in 1996, of which seven were completed during the first quarter. The Company is also actively acquiring additional acreage and extending existing leases in this area. In addition, the Company is currently acquiring and interpreting seismic data to explore for potential gas reserves in formations below the Austin Chalk. Early geophysical studies seem to indicate that some of the Company's acreage in this area could be on trend with the prolific Cotton Valley Lime Reef gas play. The Company plans to spend approximately $250,000 during the initial phase of this exploration effort; however, the ultimate level of capital expenditures cannot be predicted at the present time.


     At the present level of planned activity, the Company's capital expenditures will be approximately $27 million in 1996; however, substantially all of this activity is discretionary. This allows the Company to make adjustments to its level of capital expenditures based upon such factors as the availability of capital resources, product prices and drilling results. Thus, if the Company's ability or desire to conduct the planned activities is diminished or enhanced by any of these factors, the Company can modify its capital expenditures accordingly (see "- CAPITAL RESOURCES").

     The Company does not have any specified amounts of capital expenditures designated for acquisitions of proven properties in 1996. However, the Company plans to actively seek and evaluate acquisition opportunities during the year and will commit only to those acquisitions which the Company can adequately finance through internal or external sources.

     CAPITAL RESOURCES

     SECURED BANK CREDIT FACILITY. The Company's secured bank credit facility provides for a revolving loan facility and a term loan facility, the limits of which are determined by a borrowing base established by the banks. At March 31, 1996, the borrowing base was $46.7 million, of which $21.7 million was attributable to the revolving loan facility and $25.0 million was attributable to the term loan facility. The amount of funds available on the revolving loan facility at December 31, 1995 was $5.0 million. The borrowing base is scheduled to be redetermined in May 1996 and at least semi-annually thereafter; however, the Company or the banks may request a borrowing base redetermination at any other time during the year. Any redetermination will be made at the discretion of the banks. If, at any time, outstanding advances plus letters of credit exceed the borrowing base, the Company will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments or (iii) elect to convert the entire amount of the facility to a term obligation based on amortization formulas set forth in the loan agreement. Substantially all of the Company's oil and gas properties are pledged to secure advances under the secured bank credit facility.

     The term loan facility presently requires monthly principal prepayments of $950,000. The amount of monthly prepayments is subject to change at the time of each borrowing base redetermination. No additional advances are permitted against the term loan facility.

     All outstanding balances on the secured bank credit facility may be designated, at the Company's option, as either "Base Rate Loans" or "Eurodollar Loans" (as defined in the agreement), provided that not more than two Eurodollar traunches may be outstanding at any time. Base Rate Loans will bear interest at the fluctuating Base Rate plus a Base Rate Margin ranging from 0% to 1/2% per annum, depending on levels of outstanding advances and letters of credit. Eurodollar Loans will bear interest at the LIBOR rate for a fixed period of time elected by the Company plus a Eurodollar Margin ranging from 2% to 2.75% per annum. At March 31, 1996, the Company's indebtedness under these facilities consisted of $3.9 million of Base Rate Loans at a rate of 8.75% and $37.8 million of Eurodollar Loans at an average rate of 8.1%.

     In addition, the Company pays the banks a commitment fee equal to 1/2% per annum on the unused portion of the revolving loan commitment. Interest and fees are payable quarterly, and all outstanding principal and interest will be due July 31, 1998.

     SUBORDINATED DEBT FACILITY. In June 1995, the Company obtained a commitment from the Agent bank in its secured bank credit facility to loan the Company up to $5.5 million under a subordinated debt facility which provides for interest at a minimum rate of 14.25% per year, plus certain commitment fees, with interest payable monthly and principal payable at maturity on July 31, 1998. The commitment originally expired on December 31, 1995, but was extended to December 31, 1996. The entire amount of the facility may be prepaid without penalty or premium at any time prior to maturity, but only if the Company obtains the approval of the lenders in the secured bank credit facility. The Company does not plan to utilize this subordinated debt facility unless the funds available on the secured bank credit facility are inadequate to finance the Company's planned capital expenditure program in 1996.

     WORKING CAPITAL AND CASH FLOW. During the three months ended March 31, 1996, the Company generated cash flow from operating activities of $7.7 million and received proceeds from the sale of assets of $3.5 million. During the same period, the Company spent $8.2 million on capital expenditures and repaid $2.9 million on the term loan facility. At March 31, 1996, the Company had $5.0 million of availability on the revolving loan facility.

     Unless drilling results or product pricing dictates an escalation in the present level of proposed drilling activity, the Company believes that the funds available on the secured bank credit facility and cash provided by operations will be adequate to avoid borrowing on the subordinated debt facility during the remainder of 1996. However, since the amount of the borrowing base is subject to factors such as drilling results, product prices and discount rates and may be redetermined by the banks at any time, it is possible that the Company will be required to borrow some or all of the funds available on the subordinated debt facility. In any event, there can be no assurance that all of these combined sources of funds will be adequate to meet the Company's capital expenditure program, in which case the Company may be required to cease or delay its drilling activities.

INFLATION AND CHANGES IN PRICES

     The Company's revenues and the value of its oil and gas properties have been and will continue to be affected by changes in oil and gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. Therefore, the Company has entered into certain financial swap arrangements as described in Note 3 to the accompanying consolidated financial statements.

     Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's results of operations during 1996.

                           PART II.  OTHER INFORMATION

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS

               EXHIBIT
               NUMBER              DESCRIPTION
               ------              -----------
                 27           Financial Data Schedule



     REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                          CLAYTON WILLIAMS ENERGY, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                  CLAYTON WILLIAMS ENERGY, INC.



Date:  May 8, 1996                By:  /s/ L. Paul Latham
                                      ----------------------------
                                      L. Paul Latham
                                      Executive Vice President and
                                       Chief Operating Officer


Date:  May 8, 1996                By: /s/ Mel G. Riggs
                                      -----------------------------
                                      Mel G. Riggs
                                      Senior Vice President and
                                       Chief Financial Officer