Form 10-Q
period 1996-06-30
CLAYTON WILLIAMS ENERGY INC /DE
filed 1996-08-13
CIK 880115

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q

  [XX]        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                     or

  [  ]        Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the transition period from______to______

                          COMMISSION FILE NO. 0-20838

                        CLAYTON WILLIAMS ENERGY, INC.
           ------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


            DELAWARE                                          75-2396863
   ---------------------------                          ----------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)


6 DESTA DRIVE, SUITE 3000, MIDLAND, TEXAS                        79705
- -----------------------------------------                  -----------------
 (Address of principal executive offices)                      (Zip code)


    Registrant's Telephone Number, including area code:   (915) 682-6324


                               Not applicable
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES   [XX]        NO    [  ]


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 8, 1996......7,486,139

================================================================================

                         CLAYTON WILLIAMS ENERGY, INC.
                               TABLE OF CONTENTS




                         PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements                                              Page
- -------   --------------------                                             ------
          Consolidated Balance Sheets as of June 30, 1996
            and December 31, 1995  . . . . . . . . . . . . . . . . . . . .     3

          Consolidated Statements of Operations for the three months
            and six months ended June 30, 1996 and 1995  . . . . . . . . .     4

          Consolidated Statements of Cash Flows for the six months
            ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . .     5

          Notes to Consolidated Financial Statements . . . . . . . . . . .     6


Item 2.   Management's Discussion and Analysis of Financial
- -------   -------------------------------------------------
            Condition and Results of Operations  . . . . . . . . . . . . .    10
            -----------------------------------



                         PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders  . . . . . .    15
- -------   ---------------------------------------------------


Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .    15
- -------   --------------------------------





================================================================================

                         CLAYTON WILLIAMS ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                            JUNE 30,           DECEMBER 31,
                                                                              1996                 1995
                                                                        ---------------       --------------
                                                                          (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . .   $        1,210        $       1,303
  Accounts receivable:
    Trade, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,569                1,184
    Affiliates  . . . . . . . . . . . . . . . . . . . . . . . . . . .              153                  738
    Oil and gas sales   . . . . . . . . . . . . . . . . . . . . . . .            7,919                6,615
  Inventory   . . . . . . . . . . . . . . . . . . . . . . . . . . . .              445                  505
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              565                  565
                                                                        ---------------       --------------
                                                                                11,861               10,910
                                                                        ---------------       --------------
PROPERTY AND EQUIPMENT
  Oil and gas properties, successful efforts method   . . . . . . . .          338,230              325,268
  Natural gas gathering and processing systems  . . . . . . . . . . .            7,496                6,951
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            9,525                9,460
                                                                        ---------------       --------------
                                                                               355,251              341,679
  Less accumulated depreciation, depletion and amortization   . . . .         (272,512)            (259,533)
                                                                        ---------------       --------------
    Property and equipment, net   . . . . . . . . . . . . . . . . . .           82,739               82,146
                                                                        ---------------       --------------
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               72                  105
                                                                        ---------------       --------------
                                                                        $       94,672        $      93,161
                                                                        ===============       ==============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable:
    Trade   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $        9,142        $       6,911
    Affiliates  . . . . . . . . . . . . . . . . . . . . . . . . . . .              724                  346
    Oil and gas sales   . . . . . . . . . . . . . . . . . . . . . . .            5,685                4,813
  Current maturities of long-term debt  . . . . . . . . . . . . . . .              115               11,509
  Accrued liabilities and other   . . . . . . . . . . . . . . . . . .            1,391                1,048
                                                                        ---------------       --------------
                                                                                17,057               24,627
                                                                        ---------------       --------------
LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . .           38,528               33,538
                                                                        ---------------       --------------
STOCKHOLDERS' EQUITY:
  Common stock, par value $.10 per share; authorized - 10,000,000 shares; issued and outstanding - 7,477,473 shares in 1996 and
   7,409,664 shares in 1995   . . . . . . . . . . . . . . . . . . . .              748                  741
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . .           53,153               52,912
  Retained deficit  . . . . . . . . . . . . . . . . . . . . . . . . .          (14,814)             (18,657)
                                                                        ---------------       --------------
                                                                                39,087               34,996
                                                                        ---------------       --------------
                                                                        $       94,672        $      93,161
                                                                        ===============       ==============





  The accompanying notes are an integral part of these consolidated financial statements.

                         CLAYTON WILLIAMS ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE)



                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           JUNE 30,                        JUNE 30,
                                                 ----------------------------    ---------------------------
                                                     1996           1995             1996           1995
                                                 -------------  -------------    -------------  ------------
REVENUES
  Oil and gas sales   . . . . . . . . . . . .    $     15,149   $    11,791      $    27,517    $    23,222
  Natural gas services  . . . . . . . . . . .             985         1,858            1,949          3,717
                                                 -------------  ------------     ------------   ------------
    Total revenues  . . . . . . . . . . . . .          16,134        13,649           29,466         26,939
                                                 -------------  ------------     ------------   ------------

COSTS AND EXPENSES
  Lease operations  . . . . . . . . . . . . .           3,563         3,490            7,161          6,986
  Exploration   . . . . . . . . . . . . . . .              25           239              279            432
  Natural gas services  . . . . . . . . . . .             814         1,294            1,571          2,450
  Depreciation, depletion and amortization  .           6,175         6,887           11,852         13,810
  Impairment of property and equipment  . . .           1,186           -              1,186            -
  General and administrative  . . . . . . . .             964         1,095            1,671          2,017
                                                 -------------  ------------     ------------   ------------
    Total costs and expenses  . . . . . . . .          12,727        13,005           23,720         25,695
                                                 -------------  ------------     ------------   ------------
    Operating income  . . . . . . . . . . . .           3,407           644            5,746          1,244
  Interest expense  . . . . . . . . . . . . .             961         1,533            1,943          2,991
  Other income (expense)  . . . . . . . . . .              (7)           85               40            249
                                                 -------------  ------------     ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES . . . . . .           2,439          (804)           3,843         (1,498)

INCOME TAX EXPENSE  . . . . . . . . . . . . .             -             -                -              -
                                                 -------------  ------------     ------------   ------------

NET INCOME (LOSS) . . . . . . . . . . . . . .    $      2,439   $      (804)     $     3,843    $    (1,498)
                                                 =============  ============     ============   ============

Net income (loss) per common share  . . . . .    $        .32   $      (.14)     $        .51   $      (.26)
                                                 =============  ============     ============   ============

Weighted average common
  shares outstanding  . . . . . . . . . . . .           7,627         5,708            7,553          5,704
                                                 =============  ============     ============   ============





  The accompanying notes are an integral part of these consolidated financial statements.

                         CLAYTON WILLIAMS ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                               -----------------------------
                                                                                   1996             1995
                                                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . . . .      $     3,843      $    (1,498)
    Adjustments to reconcile net income (loss) to cash provided by operating activities:
         Depreciation, depletion and amortization . . . . . . . . . . . .           11,852           13,810
         Impairment of property and equipment . . . . . . . . . . . . . .            1,186              -
         Exploration costs  . . . . . . . . . . . . . . . . . . . . . . .              266              396
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              214              117
    Changes in operating working capital:
         Accounts receivable  . . . . . . . . . . . . . . . . . . . . . .           (1,104)             657
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .            3,047            1,848
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              192              (76)
                                                                               ------------     ------------
             Net cash provided by operating activities  . . . . . . . . .           19,496           15,254
                                                                               ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property and equipment   . . . . . . . . . . . . . . . .          (16,737)         (11,553)
    Proceeds from sale of property and equipment  . . . . . . . . . . . .            3,530              201
                                                                               ------------     ------------
             Net cash used in investing activities  . . . . . . . . . . .          (13,207)         (11,352)
                                                                               ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt  . . . . . . . . . . . . . . . . . . . .              -              1,600
    Repayments of long-term debt  . . . . . . . . . . . . . . . . . . . .           (6,404)          (5,806)
    Proceeds from sale of common stock  . . . . . . . . . . . . . . . . .               22              -
                                                                               ------------     ------------
             Net cash used in financing activities  . . . . . . . . . . .           (6,382)          (4,206)
                                                                               ------------     ------------

NET DECREASE IN CASH AND
 CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (93)            (304)
CASH AND CASH EQUIVALENTS
    Beginning of period   . . . . . . . . . . . . . . . . . . . . . . . .            1,303            1,431
                                                                               ------------     ------------
    End of period   . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     1,210      $     1,127
                                                                               ============     ============

SUPPLEMENTAL DISCLOSURES
    Cash paid for interest, net of amounts capitalized  . . . . . . . . .      $     1,800      $     3,090
                                                                               ============     ============





  The accompanying notes are an integral part of these consolidated financial statements.

                         CLAYTON WILLIAMS ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

1.    ORGANIZATION AND PRESENTATION

      Clayton Williams Energy, Inc. (the "Company"), a Delaware corporation, was incorporated in September 1991 for the purpose of consolidating and continuing certain operations previously conducted by affiliates of Clayton W. Williams, Jr. ("Mr. Williams"). Concurrent with the completion of the initial public offering of the Company's common stock on May 26, 1993, these operations were consolidated, and the Company succeeded to most of the oil and gas properties, exploration and development operations and the natural gas gathering and marketing operations of Mr. Williams and his affiliates. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances associated with the consolidated operations have been eliminated.

      The Company is primarily engaged in the exploration for and development and production of oil and natural gas in South and East Texas, Southeastern New Mexico and the Texas Gulf Coast.

      In the opinion of management, the Company's unaudited consolidated financial statements as of June 30, 1996 and for the interim periods ended June 30, 1996 and 1995 include all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation in accordance with generally accepted accounting principles. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

2.    LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                            JUNE 30,         DECEMBER 31,
                                                                              1996               1995
                                                                        ---------------    ---------------
                                                                                  (IN THOUSANDS)
      Secured Bank Credit Facility (matures July 31, 1999):
           Revolving loan . . . . . . . . . . . . . . . . . . . . . .   $       15,400     $       17,000
           Term loan  . . . . . . . . . . . . . . . . . . . . . . . .           23,075             27,825
      Subordinated Debt Facility  . . . . . . . . . . . . . . . . . .              -                  -
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .              168                222
                                                                        ---------------    ---------------
                                                                                38,643             45,047
      Less current maturities   . . . . . . . . . . . . . . . . . . .              115             11,509
                                                                        ---------------    ---------------
                                                                        $       38,528     $       33,538
                                                                        ===============    ===============

                         CLAYTON WILLIAMS ENERGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1996
                                  (UNAUDITED)



      Secured Bank Credit Facility
      As of June 30, 1996, the Company's secured bank credit facility provided for a revolving loan facility and a term loan facility, the limits of which are determined by a borrowing base established by the banks. Effective July 18, 1996, the Company and the banks amended and restated the prior loan agreement to combine the prior facilities into one reducing revolver loan facility. The initial borrowing base established by the new loan agreement was $52 million and is subject to a monthly commitment reduction of $1 million beginning July 31, 1996. The amount of funds available under the amended borrowing base as of June 30, 1996 was $13.5 million. The borrowing base and the monthly commitment reduction are scheduled to be redetermined in November 1996 and at least semi-annually thereafter; however, the Company or the banks may request such redeterminations at any other time during the year. Any redetermination will be made at the discretion of the banks. If, at any time, outstanding advances plus letters of credit exceed the borrowing base, the Company will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments or (iii) elect to convert the entire amount of the facility to a term obligation based on amortization formulas set forth in the loan agreement. The loan agreement requires the Company to pledge its oil and gas properties to secure advances under the secured bank credit facility.

      Based on the terms of the amended loan agreement, no portion of the outstanding balances at June 30, 1996 is deemed to be a current liability since the outstanding balances are less than the stated borrowing base, as adjusted for the monthly commitment reductions scheduled to occur within the next year. Therefore, current maturities of long-term bank debt, as set forth in the accompanying consolidated balance sheet, reflect a reduction of $11.4 million from the comparable balances at December 31, 1995.

      All outstanding balances on the secured bank credit facility may be designated, at the Company's option, as either "Base Rate Loans" or "Eurodollar Loans" (as defined in the agreement), provided that not more than two Eurodollar traunches may be outstanding at any time. Base Rate Loans will bear interest at the fluctuating Base Rate plus a Base Rate Margin ranging from 0% to 1/2% per annum, depending on levels of outstanding advances and letters of credit. Eurodollar Loans will bear interest at the LIBOR rate for a fixed period of time elected by the Company plus a Eurodollar Margin ranging from 1.25% to 2% per annum. At June 30, 1996, the Company's indebtedness under these facilities consisted of $16.5 million of Base Rate Loans at a rate of 8.75% and $22 million of Eurodollar Loans at a rate of 8.2%.

      In addition, the Company pays the banks a commitment fee equal to 1/2% per annum on the unused portion of the revolving loan commitment. Interest and fees are payable quarterly, and all outstanding principal and interest will be due July 31, 1999.

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

                         CLAYTON WILLIAMS ENERGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1996
                                  (UNAUDITED)



subordinated debt facility unless the funds available on the secured bank credit facility are inadequate to finance the Company's planned capital expenditure program in 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

3.    FORWARD SALE TRANSACTIONS

      The Company accounts for forward sale and put option arrangements as hedging activities and, accordingly, gains and losses are included in oil and gas revenues in the period the hedged production is sold. Included in oil and gas revenues during the six months ended June 30, 1996 are net losses from these activities totaling $947,000 (comprised of losses of $1,090,000, partially offset by gains of $143,000). In addition, the Company has hedged approximately 15% of its expected oil production from July 1996 through August 1996 utilizing certain financial swap arrangements as summarized below:

                                                                       Fixed Price per Bbl
           Date          Production         Volumes      -----------------------------------------------
         Entered           Months           (Bbls)            High             Low            Average
      -------------    -------------    -------------    -------------    -------------    -------------
           2/96         7/96 - 8/96           60,000     $      17.90     $      17.75     $      17.86


4.    STOCK COMPENSATION PLANS

      In May 1995, the Company's Board of Directors adopted two stock compensation plans, one for selected officers and one for outside directors of the Company. These plans permit the Company to pay all or part of selected executives' salaries and all outside director's fees in Common Stock in lieu of cash. During the six months ended June 30, 1996, the Company issued Mr. Williams 49,965 shares of Common Stock in lieu of cash compensation aggregating $195,755, and issued 8,484 shares to three outside directors in lieu of cash compensation aggregating $30,000. Subsequent to June 30, 1996, the Company issued Mr. Williams an additional 7,148 shares and issued an aggregate of 1,518 shares to three outside directors in lieu of cash compensation aggregating $78,000.

5.    NET INCOME (LOSS) PER COMMON SHARE

      Net income (loss) per common share is based on the weighted average number of common and common equivalent shares, if dilutive, outstanding during each period. Common stock equivalents were not included in the computation of net loss per share in the 1995 periods since the effect was anti-dilutive.

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

                         CLAYTON WILLIAMS ENERGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1996
                                  (UNAUDITED)




7.    IMPAIRMENT OF PROPERTY AND EQUIPMENT

      During the quarter ended June 30, 1996, the Company revised its estimates of proved oil and gas reserves attributable to one undeveloped location in the Texas Gulf Coast area. As a result, the Company recorded a provision for impairment of property and equipment of $1.2 million in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets."

8.    INCOME TAXES

      Although the Company recorded net income of $3.8 million for financial reporting purposes during the six months ended June 30, 1996, no provision for income tax expense is required since the Company has net operating loss carryforwards of approximately $32 million available to offset any taxable income generated by the Company during 1996. A valuation allowance against these net operating loss carryforwards was recorded at December 31, 1995.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      The following table sets forth certain operating information of the Company for the periods presented:

                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                          JUNE 30,                          JUNE 30,
                                               ------------------------------    ------------------------------
                                                   1996             1995             1996             1995
                                               -------------    -------------    -------------    -------------
OIL AND GAS PRODUCTION DATA:
      Oil (MBbls)   . . . . . . . . . . .              598              474            1,080              954
      Gas (MMcf)  . . . . . . . . . . . .            1,354            1,808            2,816            3,640
      MBOE (a)  . . . . . . . . . . . . .              824              775            1,549            1,561
AVERAGE OIL AND GAS SALES PRICES:
      Oil ($/Bbl) (b)   . . . . . . . . .      $     19.38      $     17.91      $     19.08      $     17.62
      Gas ($/Mcf)   . . . . . . . . . . .      $      2.53      $      1.83      $      2.41      $      1.74
OIL AND GAS COSTS ($/BOE PRODUCED):
      Lease operating expenses  . . . . .      $      4.32      $      4.50      $      4.62      $      4.48
      Oil and gas depletion   . . . . . .      $      7.25      $      8.58      $      7.40      $      8.54
NET WELLS DRILLED:
      Horizontal Wells  . . . . . . . . .              6.0              3.0             13.2             15.5
      Vertical Wells  . . . . . . . . . .               .1              -                1.1              -

- ---------------
(a) Gas is converted to barrel of oil equivalents (BOE) at the ratio of six Mcf of gas to one Bbl of oil.
(b) Includes losses on forward sale contracts of $1.49 per Bbl and $.41 per Bbl during the three months ended June 30, 1996 and 1995, respectively, and $.90 per Bbl and $.20 per Bbl during the six months ended June 30, 1996 and 1995, respectively.


THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO JUNE 30, 1995

      REVENUES

      Oil and gas sales increased 28% from $11.8 million in 1995 to $15.1 million in 1996 due primarily to a 26% increase in oil production and an 8% rise in oil prices, net of hedging losses (see "- Inflation and Changing Prices"). Production from wells completed within the last year, which accounted for more than 50% of 1996 oil production, exceeded the effects of characteristically steep production declines from previously existing Trend wells. Although gas prices increased 38%, the benefit from such increase was substantially offset by a 25% decline in gas production. Revenues from natural gas services decreased 47% to $985,000 due primarily to the sale of the Company's two principal gas gathering and processing systems in August 1995.

      COSTS AND EXPENSES

      Lease operations expenses increased 2% in 1996 as compared to 1995 while production on a BOE basis increased 6%, resulting in a decline in lease operations expenses on a BOE basis from $4.50 per BOE in 1995 to $4.32 per BOE in 1996. Operating expenses of Trend wells are generally lower on a BOE basis in the early stages of production since a large portion of the operating expenses are fixed in nature and do not vary with production volumes. High initial rates of production on several of the wells completed in 1996 contributed significantly to the decline in lease operations expenses per BOE.

      DD&A expense decreased 10% from $6.9 million in 1995 to $6.2 million in 1996 due primarily to a 16% decline in the Company's average depletion rate per BOE, offset in part by a 6% increase in BOE production. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The lower depletion rate is attributable to a combination of higher proved reserves from newly completed wells and lower depletable costs resulting from the impairment of certain producing properties in October 1995 pursuant to the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets." As a result, the average depletion rate declined from $8.58 per BOE in 1995 to $7.25 per BOE in 1996.

      As discussed in Note 7 to the accompanying consolidated financial statements, the Company recorded a provision for impairment of property and equipment of $1.2 million during the 1996 quarter in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets."

      G&A expenses decreased 12% from $1.1 million in 1995 to $964,000 in 1996. Beginning in March 1994, the Company reduced its overhead by implementing certain cost reduction measures, including the closing of its San Antonio office, the elimination or reduction of certain professional services, and the control of personnel costs through staff and wage reductions and employee benefit cost controls. The full impact of these measures was not realized until the third quarter of 1995.

      Costs of natural gas services decreased 37% to $814,000 due primarily to the sale of the Company's two principal gas gathering and processing systems in August 1995.

      INTEREST EXPENSE AND OTHER

      Interest expense decreased 36% from $1.5 million in 1995 to $961,000 in 1996 due primarily to lower average levels of indebtedness on the Company's secured bank credit facility and, to a lesser extent, lower average interest rates. The average daily principal balance outstanding on such facility during the second quarter of 1996 was $40.2 million compared to $56.8 million in 1995. The effective annual interest rate on bank debt during the 1996 quarter was 9.5% compared to 10.4% in 1995. Proceeds from the sales of assets in August 1995 and January 1996 and the sale of Common Stock through a shareholder rights offering in September 1995, which aggregated approximately $15 million, were used to reduce bank indebtedness.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO JUNE 30, 1995

      REVENUES

      Oil and gas sales increased 19% from $23.2 million in 1995 to $27.5 million in 1996 due primarily to a 13% increase in oil production and an 8% rise in oil prices, net of hedging losses (see "- Inflation and Changing Prices"). Production from wells completed within the last year, which accounted for more than 40% of 1996 oil production, exceeded the effects of characteristically steep production declines from previously existing Trend wells. Although gas prices increased 39%, the benefit from such increase was substantially offset by a 23% decline in gas production. Revenues from natural gas services decreased 48% to $1.9 million due primarily to the sale of the Company's two principal gas gathering and processing systems in August 1995.

      COSTS AND EXPENSES

      Lease operations expenses increased 3% in 1996 as compared to 1995 while production on a BOE basis decreased 1%, resulting in an increase in lease operations expenses on a BOE basis from $4.48 per BOE in 1995 to $4.62 per BOE in 1996.

      DD&A expense decreased 14% from $13.8 million in 1995 to $11.9 million in 1996 due primarily to a 13% decline in the Company's average depletion rate per BOE. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The lower depletion rate is attributable to a combination of higher proved reserves from newly completed wells and lower depletable costs resulting from the impairment of certain producing properties in October 1995 pursuant to the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets." As a result, the average depletion rate declined from $8.54 per BOE in 1995 to $7.40 per BOE in 1996.

      As discussed in Note 7 to the accompanying consolidated financial statements, the Company recorded a provision for impairment of property and equipment of $1.2 million during the 1996 period in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets."

      G&A expenses decreased 15% from $2.0 million in 1995 to $1.7 million in 1996. Beginning in March 1994, the Company reduced its overhead by implementing certain cost reduction measures, including the closing of its San Antonio office, the elimination or reduction of certain professional services, and the control of personnel costs through staff and wage reductions and employee benefit cost controls. The full impact of these measures was not realized until the third quarter of 1995.

      Costs of natural gas services decreased 36% to $1.6 million due primarily to the sale of the Company's two principal gas gathering and processing systems in August 1995.

      INTEREST EXPENSE AND OTHER

      Interest expense decreased 37% from $3.0 million in 1995 to $1.9 million in 1996 due primarily to lower average levels of indebtedness on the Company's secured bank credit facility and, to a lesser extent, lower average interest rates. The average daily principal balance outstanding on such facility during the 1996 period was $40.5 million compared to $57.8 million in 1995. The effective annual interest rate on bank debt during the 1996 period was 9.7% compared to 10.3% in 1995. Proceeds from the sales of assets in August 1995 and January 1996 and the sale of Common Stock through a shareholder rights offering in September 1995, which aggregated approximately $15 million, were used to reduce bank indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

      OVERVIEW

      The Company's primary financial resource is its oil and gas reserves. In accordance with the terms of the current bank credit facility, the banks establish a borrowing base against which the Company may borrow funds as needed to supplement its internally generated cash flow as a source of financing for its capital expenditure program. Product prices, over which the Company has very limited control, have a significant impact on the Company's ability to maintain or expand the spread between the borrowing base and the level of outstanding indebtedness. Within the confines of product pricing, the Company must be able to find and develop or acquire oil and gas reserves in a cost effective manner in order to generate sufficient financial resources through internal means to complete the financing of its capital expenditure program.

      The following discussion sets forth the Company's current plans for capital expenditures in 1996 and the expected capital resources needed to finance such plans.

      CAPITAL EXPENDITURES

      During 1996, the Company plans to focus its efforts on Trend drilling. Presently, the Company plans to drill approximately 26 net wells in the updip area of the Trend in 1996, 13 of which were completed during the first six months. The Company is also actively acquiring additional acreage and extending the terms of existing leases in this area. In addition, the Company has acquired and interpreted certain 2-D seismic data to explore for potential gas reserves in the formations below the Austin Chalk. Early geophysical studies seem to indicate that some of the Company's acreage could be on trend with recent Cotton Valley Lime Reef gas discoveries to the northwest of the Company's acreage block. The Company will need 3-D seismic data in order to fully evaluate its potential in this gas play, and is currently considering various alternatives to obtaining and interpreting such data. The Company cannot predict the ultimate level of capital expenditures associated with this activity at this time and, accordingly, has not included any related cost estimates in its capital expenditures budget.

      At the present level of planned activity, the Company's capital expenditures will be approximately $33 million in 1996, of which approximately $17 million was incurred during the first six months of this year. Substantially all of the remaining activity is discretionary. This allows the Company to make adjustments to its level of capital expenditures based upon such factors as the availability of capital resources, product prices and drilling results. Thus, if the Company's ability or desire to conduct the planned activities is diminished or enhanced by any of these factors, the Company can modify its capital expenditures accordingly (see "- Capital Resources").

      The Company does not have any specified amounts of capital expenditures designated for acquisitions of proven properties in 1996. However, the Company plans to actively seek and evaluate acquisition opportunities during the year and will commit only to those acquisitions which the Company can adequately finance through internal or external sources.

      CAPITAL RESOURCES

      Secured Bank Credit Facility
      As discussed in Note 2 to the accompanying consolidated financial statements, the Company had $13.5 million of funds available to it under the amended secured bank credit facility at June 30, 1996. The banks' loan commitment reduces by $1 million each month, beginning July 31, 1996. The borrowing base and the monthly commitment reduction are scheduled to be redetermined in November 1996 and at least semi-annually thereafter; however, the Company or the banks may request such redeterminations at any other time during the year. Any redetermination will be made at the discretion of the banks.

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

      Working Capital and Cash Flow. During the six months ended June 30, 1996, the Company generated cash flow from operating activities of $19.5 million and received proceeds from the sale of assets of $3.5 million. During the same period, the Company spent $16.7 million on capital expenditures and repaid $4.7 million on the term loan facility. The residual cash flow of $1.6 million was primarily used to reduce the amount of indebtedness outstanding on the revolving loan facility. At June 30, 1996, the Company had $13.5 million of availability on the revolving loan facility, as amended.

      The Company's working capital deficit decreased from $13.7 million at December 31, 1995 to $5.2 million at June 30, 1996 due primarily to a reduction in current portion of long-term debt. Based upon the initial borrowing base and scheduled commitment reductions set forth in the amended loan agreement (see Note 2 to the accompanying consolidated financial statements), no portion of the outstanding balance on the Company's secured bank credit facility is deemed to be a current liability at June 30, 1996.

      Barring any substantial increase in planned drilling and leasing activities or the incurrence of any significant costs associated with the Cotton Valley Lime Reef gas play, the Company believes that the funds available on the secured bank credit facility and cash provided by operations will be adequate to fund the Company's operations and projected capital expenditures during the remainder of 1996 and thereby avoid borrowing on the subordinated debt facility. However, since the amount of the borrowing base is subject to factors such as drilling results, product prices and discount rates and may be redetermined by the banks at any time, it is possible that the Company will be required to borrow some or all of the funds available on the subordinated debt facility. In any event, there can be no assurance that all of these combined sources of funds will be adequate to meet the Company's capital expenditure program, in which case the Company may be required to cease or delay its drilling activities.

INFLATION AND CHANGES IN PRICES

      The Company's revenues and the value of its oil and gas properties have been and will continue to be affected by changes in oil and gas prices. The Company's ability to maintain adequate borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. In an attempt to manage this price risk, the Company has entered into certain financial swap arrangements as described in Note 3 to the accompanying consolidated financial statements.

      Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's results of operations during 1996.

                          PART II.  OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On June 1, 1996, an amendment to the Company's 1993 Stock Compensation Plan was adopted by written consent of the holders of more than a majority of shares of the Company's Common Stock entitled to vote on such matters.

      On June 20, 1996, the Company mailed an information statement to stockholders of record at the close of business on June 17, 1996. At such date, the Company had 7,468,113 shares of Common Stock outstanding, each share being entitled to one vote. The action taken required at least a majority of the shares outstanding and entitled to vote on such matters, and such approval was obtained by written consent of Clayton Williams Partnership, Ltd. and CWPLCO, Inc. (collectively, the "Affiliated Holders"), which own, in the aggregate, 3,772,009 shares of Common Stock, or 50.5% of the outstanding shares of Common Stock.

      The amendment increased the aggregate number of shares of Common Stock authorized and reserved for issuance upon exercise of options granted under the Plan from 298,200 shares to 898,200 shares. The options already granted under the Plan cover substantially all of the shares originally authorized and reserved for use under the Plan. In order to continue providing the incentive to the officers, directors and employees of the Company for which the Plan was created, additional authorized and reserved shares of Common Stock needed to be made available under the Plan. The Board of Directors and Affiliated Holders determined that it was in the best interest of the Company to increase the aggregate number of shares of Common Stock available under the Plan so that additional options can be granted to fulfill the purpose of attracting, retaining and rewarding officers, directors and employees of the Company as provided in the Plan.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      EXHIBITS

              EXHIBIT
              NUMBER                                DESCRIPTION
           ------------     -----------------------------------------------------------
                10.1        Fifth Restated Loan Agreement dated as of July 18, 1996,
                            among Clayton Williams Energy, Inc., Warrior Gas Co., CWEI
                            Acquisitions, Inc., Bank One, Texas, N.A., Banque Paribas
                            and the First National Bank of Chicago.

                21          Subsidiaries of the Registrant

                27          Financial Data Schedule



      REPORTS ON FORM 8-K

           No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                         CLAYTON WILLIAMS ENERGY, INC.
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                            CLAYTON WILLIAMS ENERGY, INC.



Date: August 8, 1996                    By: /s/ L. Paul Latham
                                            -----------------------------------
                                            L. Paul Latham
                                            Executive Vice President and Chief
                                              Operating Officer





Date: August 8, 1996                    By: /s/ Mel G. Riggs
                                            -----------------------------------
                                            Mel G. Riggs
                                            Senior Vice President and Chief
                                              Financial Officer

                                EXHIBIT INDEX





   EXHIBIT
   NUMBER                                DESCRIPTION
- ------------     -----------------------------------------------------------
     10.1        Fifth Restated Loan Agreement dated as of July 18, 1996,
                 among Clayton Williams Energy, Inc., Warrior Gas Co., CWEI
                 Acquisitions, Inc., Bank One, Texas, N.A., Banque Paribas
                 and the First National Bank of Chicago.

     21          Subsidiaries of the Registrant

     27          Financial Data Schedule