Form 10-Q
period 1996-09-30
CLAYTON WILLIAMS ENERGY INC /DE
filed 1996-11-12
CIK 880115

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q
    /XX/
                  Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                          or

    /  /          Transition Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934
             For the transition period from ____________ to ____________

                             COMMISSION FILE NO. 0-20838

                            CLAYTON WILLIAMS ENERGY, INC.
                ------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

                     DELAWARE                          75-2396863
         -------------------------------         ----------------------
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)          Identification Number)


      6 DESTA DRIVE, SUITE 3000, MIDLAND, TEXAS                 79705
      -----------------------------------------              ----------
      (Address of principal executive offices)               (Zip code)


         Registrant's Telephone Number, including area code:   (915) 682-6324

                                   NOT APPLICABLE
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                           if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  /XX/       No  /  /

      NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF
       NOVEMBER 6, 1996...................................... 7,498,216

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                            CLAYTON WILLIAMS ENERGY, INC.
                                  TABLE OF CONTENTS




                            PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                       PAGE
                                                                    ----
    Consolidated Balance Sheets as of September 30, 1996
         and December 31, 1995 ...................................    3

    Consolidated Statements of Operations for the three months
          and nine months ended September 30, 1996 and 1995 ......    4

    Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1996 and 1995 .......................    5

    Notes to Consolidated Financial Statements ...................    6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS .....................   10



                             PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .....   16


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ........................   16


------------------------------------------------------------------------------
------------------------------------------------------------------------------

                            CLAYTON WILLIAMS ENERGY, INC.
                             CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)

                                        ASSETS

                                                 SEPTEMBER 30,      DECEMBER 31,
                                                     1996               1995
                                                 -------------      ------------
                                                  (UNAUDITED)
CURRENT ASSETS
    Cash and cash equivalents ................     $   1,241        $    1,303
    Accounts receivable:
         Trade, net ..........................           845             1,184
         Affiliates ..........................           155               738
         Oil and gas sales ...................         7,603             6,615
    Inventory ................................           418               505
    Other ....................................           635               565
                                                   ---------        -----------
                                                      10,897            10,910
                                                   ---------        -----------
PROPERTY AND EQUIPMENT
    Oil and gas properties, successful
     efforts method ..........................       345,904           325,268
    Natural gas gathering and processing
     systems .................................         7,637             6,951
    Other ....................................         9,526             9,460
                                                   ---------        -----------
                                                     363,067           341,679
    Less accumulated depreciation, depletion
     and amortization ........................      (278,377)         (259,533)
                                                   ---------        -----------
         Property and equipment, net .........        84,690            82,146
                                                   ---------        -----------
OTHER ASSETS .................................            60               105
                                                   ---------        -----------
                                                   $  95,647        $   93,161
                                                   ---------        -----------
                                                   ---------        -----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable:
         Trade ...............................     $   8,219        $    6,911
         Affiliates ..........................           647               346
         Oil and gas sales ...................         6,311             4,813
    Current maturities of long-term debt .....           118            11,509
    Accrued liabilities and other ............         1,161             1,048
                                                   ---------        -----------
                                                      16,456            24,627
                                                   ---------        -----------
LONG-TERM DEBT ...............................        36,522            33,538
                                                   ---------        -----------
STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.10 per
     share; authorized - 3,000,000 shares;
     issued and outstanding - none ...........             -                 -
    Common stock, par value $.10 per share;
      authorized - 15,000,000 shares;
      issued and outstanding - 7,490,321
      shares in 1996 and 7,409,664 shares
      in 1995 ................................           749               741
    Additional paid-in capital ...............        53,264            52,912
    Retained deficit .........................       (11,344)          (18,657)
                                                   ---------        -----------
                                                      42,669            34,996
                                                   ---------        -----------
                                                   $  95,647        $   93,161
                                                   ---------        -----------
                                                   ---------        -----------

                  The accompanying notes are an integral part of
                     these consolidated financial statements.

                            CLAYTON WILLIAMS ENERGY, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                           (IN THOUSANDS, EXCEPT PER SHARE)



                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                     SEPTEMBER 30,            SEPTEMBER 30,
                                  ------------------        -----------------
                                   1996        1995          1996       1995
                                  ------      ------        ------     ------
REVENUES
    Oil and gas sales .........  $ 14,619    $  9,911     $ 42,136    $ 33,133
    Natural gas services ......       965         777        2,914       4,494
                                 --------    --------     --------    --------
         Total revenues .......    15,584      10,688       45,050      37,627
                                 --------    --------     --------    --------
COSTS AND EXPENSES
    Lease operations ..........     3,647       3,245       10,808      10,231
    Exploration ...............       236         431          515         863
    Natural gas services ......       792         588        2,363       3,038
    Depreciation, depletion
     and amortization .........     5,891       6,201       17,743      20,011
    Impairment of property
     and equipment .......              -           -        1,186           -
    General and administrative        728         722        2,399       2,739
                                 --------    --------     --------    --------
         Total costs and
          expenses ............    11,294      11,187       35,014      36,882
                                 --------    --------     --------    --------
         Operating income
          (loss) ..............     4,290        (499)      10,036         745

    Interest expense ..........       840       1,233        2,783       4,224
    Other income (expense) ....        20       5,949           60       6,198
                                 --------    --------     --------    --------
INCOME BEFORE INCOME TAXES ....     3,470       4,217        7,313       2,719

INCOME TAX EXPENSE ............         -           -            -           -
                                 --------    --------     --------    --------
NET INCOME ....................  $  3,470    $  4,217     $  7,313    $  2,719
                                 --------    --------     --------    --------
                                 --------    --------     --------    --------
Net income per common share ...  $    .45    $    .72     $    .96    $    .47
                                 --------    --------     --------    --------
                                 --------    --------     --------    --------
Weighted average common
  shares outstanding ..........     7,668       5,842        7,588       5,750
                                 --------    --------     --------    --------
                                 --------    --------     --------    --------

                  The accompanying notes are an integral part of
                     these consolidated financial statements.

                         CLAYTON WILLIAMS ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                -----------------------
                                                                  1996           1995
                                                                --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .   $  7,313       $  2,719
  Adjustments to reconcile net income to cash provided by
   operating activities:
     Depreciation, depletion and amortization . . . . . . . .     17,743         20,011
     Impairment of property and equipment . . . . . . . . . .      1,186           -
     Exploration costs. . . . . . . . . . . . . . . . . . . .        406            807
     (Gain) loss on sale of property and equipment, net . . .        (21)        (5,967)
     Other. . . . . . . . . . . . . . . . . . . . . . . . . .        335            235
  Changes in operating working capital:
     Accounts receivable. . . . . . . . . . . . . . . . . . .        (66)         2,068
     Accounts payable . . . . . . . . . . . . . . . . . . . .      3,006            113
     Other. . . . . . . . . . . . . . . . . . . . . . . . . .        145           (298)
                                                                --------       --------
       Net cash provided by operating activities. . . . . . .     30,047         19,688
                                                                --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment . . . . . . . . . . . .    (25,252)       (15,325)
  Proceeds from sale of property and equipment. . . . . . . .      3,525          7,925
                                                                --------       --------
       Net cash used in investing activities. . . . . . . . .    (21,727)        (7,400)
                                                                --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of long-term debt. . . . . . . . . . . . . . . .     (8,407)       (16,281)
  Proceeds from issuance of common stock. . . . . . . . . . .         25          3,810
                                                                --------       --------
       Net cash used in financing activities. . . . . . . . .     (8,382)       (12,471)
                                                                --------       --------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . .        (62)          (183)

CASH AND CASH EQUIVALENTS
  Beginning of period . . . . . . . . . . . . . . . . . . . .      1,303          1,431
                                                                --------       --------
  End of period . . . . . . . . . . . . . . . . . . . . . . .   $  1,241       $  1,248
                                                                --------       --------
                                                                --------       --------

SUPPLEMENTAL DISCLOSURES
  Cash paid for interest, net of amounts capitalized. . . . .   $  2,675       $  4,318
                                                                --------       --------
                                                                --------       --------

                The accompanying notes are an integral part of these
                        consolidated financial statements.

                         CLAYTON WILLIAMS ENERGY, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                 (UNAUDITED)


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

    In the opinion of management, the Company's unaudited consolidated financial statements as of September 30, 1996 and for the interim periods ended September 30, 1996 and 1995 include all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation in accordance with generally accepted accounting principles. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

2.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                            SEPTEMBER 30,    DECEMBER 31,
                                                1996             1995
                                            -------------    ------------
                                                    (IN THOUSANDS)
    Secured Bank Credit Facility
     (matures July 31, 1999):
       Revolving loan . . . . . . . . . . .    $36,500          $17,000
       Term loan. . . . . . . . . . . . . .       -              27,825
    Subordinated Debt Facility. . . . . . .       -                -
    Other . . . . . . . . . . . . . . . . .        140              222
                                               -------          -------
                                                36,640           45,047
    Less current maturities . . . . . . . .        118           11,509
                                               -------          -------
                                               $36,522          $33,538
                                               -------          -------
                                               -------          -------

                            CLAYTON WILLIAMS ENERGY, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  SEPTEMBER 30, 1996
                                     (UNAUDITED)

    SECURED BANK CREDIT FACILITY
    Effective July 18, 1996, the Company and its banks amended and restated the secured bank credit facility to combine the term loan and revolving loan facilities into one reducing revolver facility, the limit of which is determined by a borrowing base established by the banks. The borrowing base is subject to a monthly commitment reduction of $1 million beginning July 31, 1996. At September 30, 1996, the adjusted borrowing base was $49 million, and the outstanding indebtedness under the secured bank credit facility was $36.5 million, resulting in an availability at that date of $12.5 million. The borrowing base and the monthly commitment reduction are scheduled to be redetermined in November 1996 and at least semi-annually thereafter; however, the Company or the banks may request such redeterminations at any other time during the year. Any redetermination will be made at the discretion of the banks. If, at any time, outstanding advances plus letters of credit exceed the borrowing base, the Company will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments or (iii) elect to convert the entire amount of the facility to a term obligation based on amortization formulas set forth in the loan agreement. The loan agreement requires the Company to pledge its oil and gas properties to secure advances under the secured bank credit facility.

    Based on the terms of the amended loan agreement, no portion of the outstanding balances at September 30, 1996 is deemed to be a current liability since the outstanding balances are less than the stated borrowing base, as adjusted for the monthly commitment reductions scheduled to occur within the next year. Therefore, current maturities of long-term bank debt, as set forth in the accompanying consolidated balance sheet, reflect a reduction of $11.4 million from the comparable balances at December 31, 1995.

    All outstanding balances on the secured bank credit facility may be designated, at the Company's option, as either "Base Rate Loans" or "Eurodollar Loans" (as defined in the agreement), provided that not more than two Eurodollar traunches may be outstanding at any time. Base Rate Loans will bear interest at the fluctuating Base Rate plus a Base Rate Margin ranging from 0% to 1/2% per annum, depending on levels of outstanding advances and letters of credit. Eurodollar Loans will bear interest at the LIBOR rate for a fixed period of time elected by the Company plus a Eurodollar Margin ranging from 1.25% to 2% per annum. At September 30, 1996, the Company's indebtedness under these facilities consisted of $500,000 of Base Rate Loans at a rate of 8.6% and $36 million of Eurodollar Loans at a rate of 7.2%.

    In addition, the Company pays the banks a commitment fee equal to 1/2% per annum on the unused portion of the revolving loan commitment. Interest and fees are payable quarterly, and all outstanding principal and interest will be due July 31, 1999.

    SUBORDINATED DEBT FACILITY
    In June 1995, the Company obtained a commitment from the Agent bank in its secured bank credit facility to loan the Company up to $5.5 million under a subordinated debt facility which provides for interest at a minimum rate of 14.25% per year, plus certain commitment fees, with interest payable monthly and principal payable at maturity on July 31, 1998. The commitment originally expired on December 31, 1995, but was extended to December 31, 1996. The entire amount of the facility may be prepaid without penalty or premium at any time prior to maturity, but only if the Company obtains the

                            CLAYTON WILLIAMS ENERGY, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  SEPTEMBER 30, 1996
                                     (UNAUDITED)

approval of the lenders in the secured bank credit facility. The Company does not plan to utilize this subordinated debt facility prior to its expiration.

3.  FORWARD SALE TRANSACTIONS

    The Company accounts for forward sale and put option arrangements as hedging activities and, accordingly, gains and losses are included in oil and gas revenues in the period the hedged production is sold. Included in oil and gas revenues during the nine months ended September 30, 1996 are net losses from these activities totaling $1,154,000 (comprised of losses of $1,297,000, partially offset by gains of $143,000). None of the Company's future oil or gas production is subject to hedging arrangements at the present time.

4.  STOCK COMPENSATION PLANS

    In March 1996, the Company granted non-qualified options to purchase 121,500 shares of common stock to certain of its employees under the 1993 Stock Compensation Plan ("1993 Plan"). The options, which have an exercise price of $3.25 per share (market value at date of grant), are exercisable at a rate of 25% per year and expire seven years from the date of grant. In June 1996, the Company amended the 1993 Plan to increase the number of shares reserved for issuance thereunder from 298,200 shares to 898,200 shares.

    In May 1995, the Company's Board of Directors adopted two stock compensation plans, one for selected officers and one for outside directors of the Company. These plans permit the Company to pay all or part of selected executives' salaries and all outside director's fees in Common Stock in lieu of cash. During the nine months ended September 30, 1996, the Company issued Mr. Williams 60,245 shares of Common Stock in lieu of cash compensation aggregating $289,716, and issued 10,002 shares to three outside directors in lieu of cash compensation aggregating $45,000. Subsequent to September 30, 1996, the Company issued Mr. Williams an additional 5,598 shares and issued an aggregate of 1,579 shares to three outside directors in lieu of cash compensation aggregating $78,641.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 establishes a fair value method and disclosure standards for stock-based employee compensation arrangements, such as stock compensation and stock option plans. As allowed by SFAS 123 the Company will continue to follow the provisions of Accounting Principles Board Opinion No. 25 for such stock-based compensation arrangements, and will disclose the pro forma effects of applying SFAS 123 for 1995 and 1996 in its 1996 annual financial statements. Such pro forma effects on results of operations for 1995 and the nine month period ended September 30, 1996 are not expected to be significant.

5.  NET INCOME (LOSS) PER COMMON SHARE

    Net income (loss) per common share is based on the weighted average number of common and common equivalent shares, if dilutive, outstanding during each period. Common stock equivalents were not included in the computation of net income per share in the 1995 periods since the effect was anti-dilutive.

                            CLAYTON WILLIAMS ENERGY, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  SEPTEMBER 30, 1996
                                     (UNAUDITED)

6.  SALE OF ASSETS

    In January 1996, the Company sold its rights to the Buda and Georgetown formations under approximately 28,000 net acres in Robertson County, Texas for $3.5 million. Certain leases covered by the sale must be extended during 1996 and the Company estimates that it will be required to spend, in the aggregate, approximately $550,000 in this effort. The Company also granted the purchaser the option to acquire additional Buda and Georgetown rights under approximately 36,000 net acres in Burleson County, Texas, which option was subsequently released by the purchaser. The net proceeds were used to repay indebtedness on the secured bank credit facility, resulting in an increase in funds then available for borrowing of $2.9 million. No gain or loss was recognized on the sale.

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

8.  INCOME TAXES

    Although the Company recorded net income of $7.3 million for financial reporting purposes during the nine months ended September 30, 1996, no provision for income tax expense is required since the Company has net operating loss carryforwards of approximately $32 million available to offset any taxable income generated by the Company during 1996. A valuation allowance against these net operating loss carryforwards was recorded at December 31, 1995.

9.  CHANGES IN AUTHORIZED CAPITAL

    In October 1996, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 10,000,000 shares to 15,000,000 shares and to authorize the issuance of 3,000,000 shares of preferred stock, $.10 par value per share, on terms and preferences to be determined by the Board of Directors.

10. OFFERING OF COMMON STOCK

    In October 1996, the Company filed a registration statement with the Securities and Exchange Commission for an offering of 1,250,000 shares of Common Stock (the "Offering"). Proceeds from the Offering, if consummated, will be used initially to reduce the Company's outstanding indebtedness under the secured bank credit facility.

                            CLAYTON WILLIAMS ENERGY, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  SEPTEMBER 30, 1996
                                     (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

    The Company's primary focus has historically been its horizontal drilling program in the Cretaceous Trend (the "Trend") which extends from South Texas through East Texas, Louisiana and other southern states and includes the Austin Chalk formation. Oil and gas production in the Trend is generally characterized by a high initial production rate, followed by a steep rate of decline. In order to maintain or expand its oil and gas reserve base, the Company must find and develop or acquire proven reserves sufficient to replace those being depleted through current production.

    The Company's operational focus for the remainder of 1996 and 1997 will be the continued drilling of Austin Chalk wells on a lease block (the "North Giddings Block") which the Company has assembled in the updip area of the Giddings Field in east central Texas. In addition, the Company believes, based on initial 2-D seismic surveys, that a portion of the North Giddings Block is on-trend with the Cotton Valley pinnacle reef play. Successful wells have been drilled in the Cotton Valley formation approximately 24 miles northeast of the North Giddings Block. The Company has planned an exploration project in three phases (the "Cotton Valley Exploratory Project") to explore for potential reserves in this formation. The first phase is a proprietary 3-D seismic survey covering portions of the North Giddings Block. The second phase is the interpretation of the seismic data to delineate any drilling opportunities in the Cotton Valley formation. The third phase would be the exploratory drilling of any delineated prospects. To date, the Company has committed to conduct a seismic survey covering approximately 20,000 acres in Robertson County at a cost of approximately $3.1 million, including interpretation. The Company anticipates that the survey will be completed during the first quarter of 1997 and that the resulting data will be interpreted during the second quarter of 1997. The Company may conduct additional surveys covering other portions of the North Giddings Block. The Company's ability to drill any delineated prospects will depend upon the availability of capital and other factors that may be beyond its control.

    The following table sets forth certain operating information of the Company for the periods presented:

                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                        SEPTEMBER 30,           SEPTEMBER 30,
                                     ------------------       -----------------
                                      1996        1995         1996       1995
                                     ------      ------       ------     ------
OIL AND GAS PRODUCTION DATA:
    Oil (MBbls).....................     521      422          1,601    1,376
    Gas (MMcf)......................   1,367    1,737          4,183    5,377
    MBOE(1).........................     749      712          2,298    2,272
AVERAGE OIL AND GAS SALES PRICES(2):
    Oil ($/Bbl).....................  $21.19   $16.89         $19.76   $17.40
    Gas ($/Mcf).....................  $ 2.62   $ 1.63         $ 2.48   $ 1.70
OIL AND GAS COSTS ($/BOE PRODUCED):
    Lease operations................  $ 4.87   $ 4.56         $ 4.70   $ 4.50
    Oil and gas depletion...........  $ 7.59   $ 8.45         $ 7.46   $ 8.51
    General and administrative......  $ 0.97   $ 1.01         $ 1.04   $ 1.21
NET WELLS DRILLED:
    Horizontal wells................     4.0      3.0           17.2     18.5
    Vertical wells..................      -        -             1.1      -

---------------
(1) Gas is converted to barrel of oil equivalents (BOE) at the ratio of six Mcf of gas to one Bbl of oil.
(2) Includes effects of hedging transactions.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SEPTEMBER 30, 1995

    REVENUES

    Oil and gas sales increased 47% from $9.9 million in 1995 to $14.6 million in 1996 due primarily to a 23% increase in oil production, a 25% increase in oil prices (net of hedging losses), and a 61% increase in gas prices. These benefits were offset in part by a 21% decline in gas production. Production from wells completed subsequent to September 30, 1995 accounted for approximately 42% of total oil production for the 1996 period, which more than offset the effects of steep production declines from previously existing Trend wells.

    Revenues from natural gas services increased 24% from $777,000 in 1995 to $965,000 in 1996 due primarily to additional revenues generated in 1996 related to a gas plant and three gathering systems acquired during 1996, and offset in part by a reduction in revenues attributable to the sale of the Company's two principal gas gathering and processing systems in August 1995.

    COSTS AND EXPENSES

    Lease operations expenses increased 13% from $3.2 million in 1995 to $3.6 million in 1996 while production on a BOE basis increased 5%, resulting in an increase in lease operations expenses on a BOE basis from $4.56 per BOE in 1995 to $4.87 per BOE in 1996. Such increase was due primarily to higher production taxes resulting from a 47% increase in oil and gas sales.

    Although exploration costs were relatively insignificant during each of the three month periods ended September 30, 1995 and 1996, the Company expects exploration costs to increase significantly during 1997 due to the initiation of the Cotton Valley Exploratory Project. To date, the Company has committed to spend approximately $3.1 million to conduct and evaluate a 3-D seismic survey covering approximately 20,000 acres in the North Giddings Block. In addition, the Company may conduct additional surveys covering other portions of the North Giddings Block and may drill one or more exploratory wells on any prospects which result from such surveys. Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which such costs are incurred and expensed.

    Depreciation, depletion and amortization ("DD&A") expense decreased 5% from $6.2 million in 1995 to $5.9 million in 1996 due primarily to a 10% decline in the Company's average depletion rate per BOE, offset in part by a 5% increase in BOE production. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The lower depletion rate is attributable to a combination of higher proved reserves from newly completed wells and lower depletable costs resulting from the impairment of certain producing properties in October 1995 and June 1996 pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets" ("SFAS 121"). As a result, the average depletion rate declined from $8.45 per BOE in 1995 to $7.59 per BOE in 1996.

    Costs of natural gas services increased 35% from $588,000 in 1995 to $792,000 in 1996 due primarily to additional costs incurred in 1996 related to a gas plant and three gathering systems acquired during 1996, and offset in part by a reduction in costs attributable to the sale of the Company's two principal gas gathering and processing systems in August 1995.


    INTEREST EXPENSE AND OTHER

    Interest expense decreased 30% from $1.2 million in 1995 to $840,000 in 1996 due primarily to lower average levels of indebtedness on the Company's secured bank credit facility and, to a lesser extent, lower average interest rates. The average daily principal balance outstanding on such facility during the third quarter of 1996 was $38.0 million compared to $50.4 million in 1995. The effective annual interest rate on bank debt during the 1996 quarter was 9.0% compared to 10.2% in 1995. Proceeds from the sales of assets in August 1995 and January 1996 and the sale of Common Stock through a shareholder rights offering in September 1995, which aggregated approximately $15 million, were used to reduce bank indebtedness.

    Other income decreased from $5.9 million in 1995 to $20,000 in 1996. In August 1995, XCEL Gas Company, a general partnership in which the Company owned a 77% interest, sold its interest in a gas gathering system, and the Company sold its 43% interest in the El Campo gas processing system, for aggregate net proceeds of $7.7 million, resulting in a combined gain on sale of property and equipment of $6.0 million, net to the Company.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SEPTEMBER 30, 1995

    REVENUES

    Oil and gas sales increased 27% from $33.1 million in 1995 to $42.1 million in 1996 due primarily to a 16% increase in oil production, a 14% increase in oil prices (net of hedging losses), and a 46% increase in gas prices. These benefits were offset in part by a 22% decline in gas production. Production from wells completed subsequent to September 30, 1995 accounted for approximately 37% of total oil production for the 1996 period, which more than offset the effects of steep production declines from previously existing Trend wells.

    Revenues from natural gas services decreased 36% from $4.5 million in 1995 to $2.9 million in 1996 due primarily to the sale of the Company's two principal gas gathering and processing systems in August 1995, and offset in part by additional revenues generated in 1996 related to a gas plant and three gathering systems acquired in 1996.

    COSTS AND EXPENSES

    Lease operations expenses increased 6% from $10.2 million in 1995 to $10.8 million in 1996 while production on a BOE basis increased 1%, resulting in an increase in lease operations expenses on a BOE basis from $4.50 per BOE in 1995 to $4.70 per BOE in 1996. Such increase was due primarily to higher production taxes resulting from a 27% increase in oil and gas sales.

     Although exploration costs were relatively insignificant during each of the nine month periods ended September 30, 1995 and 1996, the Company expects exploration costs to increase significantly during 1997 due to the initiation of the Cotton Valley Exploratory Project. To date, the Company has committed to spend approximately $3.1 million to conduct and evaluate a 3-D seismic survey covering approximately 20,000 acres in the North Giddings Block. In addition, the Company may conduct additional surveys covering other portions of the North Giddings Block and may drill one or more exploratory wells on any prospects which result from such surveys. Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which such costs are incurred and expensed.

    DD&A expense decreased 12% from $20.0 million in 1995 to $17.7 million in 1996 due primarily to a 12% decline in the Company's average depletion rate per BOE. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The lower depletion rate is attributable to a combination of higher proved reserves from newly completed wells and lower depletable costs resulting from the impairment of certain producing properties in October 1995 and June 1996 pursuant to SFAS 121. As a result, the average depletion rate declined from $8.51 per BOE in 1995 to $7.46 per BOE in 1996.

    The Company recorded a provision for impairment of property and equipment of $1.2 million during the second quarter of 1996 in accordance with SFAS 121.

    General and administrative expenses decreased 11% from $2.7 million in 1995 to $2.4 million in 1996. Beginning in March 1994, the Company reduced its overhead by implementing certain cost reduction measures, including the closing of its San Antonio office, the elimination or reduction of certain professional services, and the control of personnel costs through staff and wage reductions and employee benefit cost controls. The full impact of these measures was realized during the third quarter of 1995.

    Costs of natural gas services decreased 20% from $3.0 million in 1995 to $2.4 million in 1996 due primarily to the sale of the Company's two principal gas gathering and processing systems in August 1995, and offset in part by additional costs incurred in 1996 related to a gas plant and three gathering systems acquired in 1996.

    INTEREST EXPENSE AND OTHER

    Interest expense decreased 33% from $4.2 million in 1995 to $2.8 million in 1996 due primarily to lower average levels of indebtedness on the Company's secured bank credit facility and, to a lesser extent, lower average interest rates. The average daily principal balance outstanding on such facility during the 1996 period was $39.7 million compared to $55.3 million in 1995. The effective annual interest rate on bank debt during the 1996 period was 9.5% compared to 10.3% in 1995. Proceeds from the sales of assets in August 1995 and January 1996 and the sale of Common Stock through a shareholder rights offering in September 1995, which aggregated approximately $15 million, were used to reduce bank indebtedness.

    Other income decreased from $6.2 million in 1995 to $60,000 in 1996. In August 1995, XCEL Gas Company, a general partnership in which the Company owned a 77% interest, sold its interest in a gas gathering system, and the Company sold its 43% interest in the El Campo gas processing system, for aggregate net proceeds of $7.7 million, resulting in a combined gain on sale of property and equipment of $6.0 million, net to the Company.

LIQUIDITY AND CAPITAL RESOURCES

    OVERVIEW

    The Company's primary financial resource is its oil and gas reserves. In accordance with the terms of the secured bank credit facility, the banks establish a borrowing base, as derived from the estimated value of the Company's oil and gas properties, against which the Company may borrow funds as needed to supplement its internally generated cash flow as a source of financing for its capital expenditure program. Product prices, over which the Company has very limited control, have a significant impact on such estimated value and thereby on the Company's borrowing availability under the secured bank credit facility. Within the confines of product pricing, the Company must be able to find and develop or acquire oil and gas reserves in a cost effective manner in order to generate sufficient financial resources through internal means to complete the financing of its capital expenditure program.

    The following discussion sets forth the Company's current plans for capital expenditures in 1996 and 1997, and the expected capital resources needed to finance such plans.

    CAPITAL EXPENDITURES

    During the remainder of 1996 and in 1997, the Company plans to focus its efforts in the North Giddings Block. During the nine months ended September 30, 1996, the Company completed 17.2 net wells in the North Giddings Block and plans to drill an additional 7 net wells in this area during the remainder of 1996.
In addition, the Company is also actively acquiring additional acreage and extending the terms of existing leases in the North Giddings Block.

    The Company's capital expenditures are expected to be approximately $33 million in 1996, of which $25 million was incurred in the first nine months of 1996. In response to favorable oil prices and drilling results, the Company intends to accelerate its drilling program by contracting for a third drilling rig beginning in December 1996. At this increased level of drilling activity, the Company plans to incur capital expenditures of approximately $42 million during 1997. In addition, the Company has committed to spend approximately $3.1 million in 1997 to conduct and evaluate a proprietary 3-D seismic survey covering a portion of its acreage in connection with the Cotton Valley Exploratory Project and may conduct additional surveys covering other portions of the North Giddings Block. Substantially all of the planned future activity is discretionary. This allows the Company to make adjustments to its level of capital and exploratory expenditures based upon such factors as the availability of capital resources, product prices and drilling results. Thus, if the Company's ability or desire to conduct the planned activities is diminished or enhanced by any of these factors, the Company can modify its capital expenditures accordingly. The Company's current policy is to limit its annual Cotton Valley Exploratory Project expenditures to not more than 25% of its planned annual capital expenditures. However, the Company may modify this policy depending upon certain factors, including the Company's financial position, exploratory drilling success, technological advances, drilling activities conducted by third parties and current and anticipated product prices.

    The Company does not have any specified amounts of capital expenditures designated for acquisitions of proven properties in 1996 and 1997. However, the Company plans to actively seek and evaluate acquisition opportunities and will commit only to those acquisitions which the Company can adequately finance through internal and external sources.

    CAPITAL RESOURCES

    OFFERING OF COMMON STOCK
    In October 1996, the Company filed a registration statement with the Securities and Exchange Commission for an offering of 1,250,000 shares of Common Stock (the "Offering"). Proceeds from the Offering, if consummated, will be used initially to reduce the Company's outstanding indebtedness under the secured bank credit facility.

    SECURED BANK CREDIT FACILITY
    The Company had $12.5 million of funds available to it under the secured bank credit facility at September 30, 1996, before the application of any net proceeds to be derived from the Offering. The banks' loan commitment currently reduces by $1 million each month. The Company intends to use its borrowing capacity under the secured bank credit facility, together with internally generated funds, to (i) finance its 1997 planned capital expenditure program and (ii) conduct and evaluate one or more proprietary 3-D seismic surveys as a part of the Cotton Valley Exploratory Project.

    WORKING CAPITAL AND CASH FLOW
    During the nine months ended September 30, 1996, the Company generated cash flow from operating activities of $30.0 million and received proceeds from the sale of assets of $3.5 million. During the same period, the Company spent $25.3 million on capital expenditures and repaid $5.7 million on the term loan facility. The residual cash flow of $2.5 million was primarily used to reduce the amount of indebtedness outstanding on the revolving loan facility.

    The Company's working capital deficit decreased from $13.7 million at December 31, 1995 to $5.6 million at September 30, 1996 due primarily to a reduction in current portion of long-term debt. Based upon the initial borrowing base and scheduled commitment reductions set forth in the secured bank credit facility, no portion of the outstanding balance on the Company's secured bank credit facility is deemed to be a current liability at September 30, 1996.

    The Company believes that the funds to be available under the secured bank credit facility following the Offering and cash provided by operations will be adequate to fund the Company's operations and projected capital and exploratory expenditures during the remainder of 1996 and 1997. However, because future cash flows and the availability of borrowings are subject to a number of variables, such as the level of production from existing wells, the Company's success in locating and producing new reserves, prevailing prices of oil and gas, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Cotton Valley Exploratory Project, there can be no assurance that the Company's capital resources will be sufficient to sustain the Company's exploratory and development activities, even with the proceeds of the Offering. If such capital resources are insufficient, the Company may be required to cease or delay such activities.

INFLATION AND CHANGES IN PRICES

    Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's results of operations during 1996.

    The Company's revenues and the value of its oil and gas properties have been and will continue to be affected by changes in oil and gas prices. The Company's ability to maintain adequate borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. In an attempt to manage this price risk, the Company from time to time engages in hedging transactions.

HEDGING TRANSACTIONS

    From time to time, the Company has utilized hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce its exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of price declines, such use may also limit any benefits which may be derived from price increases.

    The Company uses various financial instruments, such as swaps and collars, whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the New York Mercantile Exchange ("NYMEX") or certain other indices. Generally, when the applicable settlement price is less than the price specified in the contract, the Company receives a settlement from the counterparty based on the difference. Similarly, when the applicable settlement price is higher than the specified price, the Company pays the counterparty based on the difference. The instruments utilized by the Company differ from futures contracts in that there is not a contractual obligation which requires or allows for the future delivery of the hedged products.

    Presently, the Company has no open positions in swap, collar or other financial hedging arrangements. However, the Company may in the future enter into various hedging arrangements in order to realize commodity prices which it considers favorable under the circumstances.

FORWARD-LOOKING STATEMENTS

    The discussion in this Form 10-Q contains forward-looking statements that are based on assumptions which, with the passage of time, may prove not to have been accurate. Those statements, as well as the Company's business and prospects, are subject to a number of risks including the volatility of oil and gas prices, the Company's ability to replace short-lived reserves, the uncertainty of estimates of proved reserves, the availability of capital resources, the risk of exploratory activities, operating hazards and uninsured risks, and the ability of the Company to implement its business strategy. These and other risks are described in various filings made by the Company which are available from the United States Securities and Exchange Commission.

                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On August 15, 1996, the Company's Second Restated Certificate of Incorporation, which included amendments to the Certificate, was adopted by written consent of the holders of more than a majority of shares of the Company's Common Stock entitled to vote on such matters.

    On September 9, 1996, the Company mailed an information statement to stockholders of record at the close of business on August 14, 1996. At such date, the Company had 7,486,139 shares of Common Stock outstanding, each share being entitled to one vote. The action taken required at least a majority of the shares outstanding and entitled to vote on such matters, and such approval was obtained by written consent of Clayton Williams Partnership, Ltd. and CWPLCO, Inc. (collectively, the "Affiliated Holders"), which owned, in the aggregate, 3,772,009 shares of Common Stock, or 50.4% of the then-outstanding shares of Common Stock.

    The amendments contained in the Second Restated Certificate of Incorporation (i) increased the number of authorized shares of Common Stock from 10,000,000 to 15,000,000 and (ii) authorized 3,000,000 shares of serial preferred stock, $.10 par value per share, allowing the Board of Directors to establish and issue one or more series of preferred stock on such terms and with such preferences as the Board may determine, without additional stockholder approval.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

           Exhibit
            NUMBER                           DESCRIPTION
          ---------     -------------------------------------------------------

             3.1 Second Restated Certificate of Incorporation, filed as an exhibit to the Form S-2 Registration Statement, Registration No. 333-13441

REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                         CLAYTON WILLIAMS ENERGY, INC.
                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                             CLAYTON WILLIAMS ENERGY, INC.



Date: November 12, 1996                      By:  /s/ L. PAUL LATHAM
                                                  ----------------------------
                                                  L. Paul Latham
                                                  Executive Vice President and
                                                   Chief Operating Officer



Date: November 12, 1996                      By:  /s/ MEL G. RIGGS
                                                  ----------------------------
                                                  Mel G. Riggs
                                                  Senior Vice President and
                                                   Chief Financial Officer