Form 10-K
period 1996-12-31
CLAYTON WILLIAMS ENERGY INC /DE
filed 1997-03-26
CIK 880115

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
   (Mark One)
       [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from __________________ to _________________

                        Commission File Number  0-20838

                     CLAYTON WILLIAMS ENERGY, INC.
-------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

               Delaware                                75-2396863
----------------------------------------   ------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

     Six Desta Drive - Suite 6500
           Midland, Texas                             79705-5510
----------------------------------------   ------------------------------------
(Address of principal executive offices)              (Zip code)

       Issuer's telephone number, including area code:    (915) 682-6324
                                                          --------------

     Securities registered pursuant to Section 12(b) of the Act:

                                  None

     Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock - $.10 Par Value
------------------------------------------------------------------------------
                           (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X         No
                            -----           -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  [   ]

     The aggregate market value of the outstanding Common Stock, $.10 par value, of the registrant held by non-affiliates of the registrant as of March 18, 1997, based on the closing price as quoted on the Nasdaq National Market as of the close of business on said date, was $61,217,000.

     There were 8,945,389 shares of Common Stock, $.10 par value, of the registrant outstanding as of March 18, 1997.

     Documents incorporated by reference:

(1) The information required by Part III of Form 10-K is found in the registrant's definitive Proxy Statement which will be filed with the Commission not later than April 30, 1997. Such portions of the registrant's definitive Proxy Statement are incorporated herein by reference.

                                     PART I

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Certain statements in this Form 10-K under "Item 1. Business," "Item 3. Legal Proceedings," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ( the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Clayton Williams Energy, Inc. and its subsidiaries (the "Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.
Such factors include, among others, the following: the volatility of oil and gas prices, the Company's drilling results, the Company's ability to replace short-lived reserves, the availability of capital resources, the reliance upon estimates of proved reserves, operating hazards and uninsured risks, competition, government regulation, the ability of the Company to implement its business strategy, and other factors referenced in this Form 10-K.

ITEM 1 -  BUSINESS

   SPECIAL NOTE: CERTAIN STATEMENTS SET FORTH BELOW UNDER THIS CAPTION CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE REFORM ACT. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" FOR ADDITIONAL FACTORS RELATING TO SUCH STATEMENTS.

GENERAL

   Clayton Williams Energy, Inc. and its subsidiaries (the "Company") are primarily engaged in the exploration for and development and production of oil and natural gas. The Company commenced operations in May 1993 following the consolidation into the Company (the "Consolidation") of substantially all of the oil and gas and gas gathering operations previously conducted by various companies controlled by Clayton W. Williams, Jr. (collectively, the "Williams Companies") and the completion of the Company's initial public offering of Common Stock (the "Initial Public Offering").

   Since 1988, the Company and its predecessors have concentrated their drilling activities in the Cretaceous Trend (the "Trend"), which extends from South Texas through East Texas, Louisiana and other southern states and includes the Austin Chalk, Buda, and Georgetown formations. The Company believes that it is one of the leaders in horizontal drilling in the Trend. From January 1, 1990 through December 31, 1996, the Company drilled or participated in 234 gross (186.4 net) horizontal wells in the Trend. The Company also has operations in the Jalmat Field located in southeastern New Mexico and in the Texas Gulf Coast. As of December 31, 1996, the Company had estimated proved reserves totaling 8,507 MBbls of oil and 35.8 Bcf of gas with $160.7 million of estimated future net revenues before income taxes (discounted at 10%). The Company held interests in 460 gross (334.3 net) oil and gas wells and owned leasehold interests in approximately 191,440 gross (126,093 net) undeveloped acres.

   During 1996, the Company added 4,096 MBOE of estimated proved reserves through extensions and discoveries, substantially all of which were derived from Trend drilling activities. Reserve additions for 1996 were 131% of production for the same period, while production for 1996 was approximately 5% higher on an MBOE basis than in 1995.

   The following discussion sets forth the Company's present plans for drilling and exploration activities in 1997. The Company's ability to carry out such plans will be largely dependent upon oil and gas prices, drilling results, and the availability of funds to finance its planned expenditures. See "ITEM 7 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

1997 DRILLING AND EXPLORATION ACTIVITIES

TREND DRILLING ACTIVITIES

   The Company's business strategy is to increase reserves and production through exploration and development of its oil and gas properties, concentrating its efforts in the Trend. During 1997, the Company plans to continue the development of a 117,000 net acre lease block (the "North Giddings Block") which the Company has assembled in the updip area of the Giddings Field in east central Texas. The North Giddings Block is located in the northern area of the Giddings Field in Burleson, Robertson and Milam Counties, Texas, where the Austin Chalk formation is encountered at depths ranging from 5,500 feet to 7,000 feet. Beginning in August, 1996, the Company has drilled six wells in the southern portion of the North Giddings Block. Initial production results from several of these wells have not met the Company's expectations. The Company is presently evaluating these results to determine if the diminished production performance is attributable to technical problems or reservoir quality. The Company is modifying its completion techniques for wells drilled in this area.

   To enhance its Trend drilling activities, the Company has entered into agreements to acquire an interest in acreage north of the North Giddings Block. The terms of these agreements generally provide that the Company must drill successful wells on this acreage in order both to earn the acreage drilled and maintain its right to continue drilling. Approximately 56,000 net acres are covered by these agreements.

   If evaluation of the wells in the southern portion of the North Giddings Block and the Company's drilling results on its newly acquired Trend acreage are not favorable, the Company may reduce its level of drilling activities in the Trend for 1997.

COTTON VALLEY EXPLORATORY PROJECT

   The Company believes, based on initial 2-D seismic surveys, that a portion of the North Giddings Block is on-trend with the Cotton Valley pinnacle reef play. Successful wells have been drilled in the Cotton Valley formation, which is encountered below the Trend formations, approximately 24 miles northeast of the North Giddings Block. The Company has planned an exploration project in three phases (the "Cotton Valley Exploratory Project") to explore for potential reserves in this formation. The first phase is a proprietary 3-D seismic survey covering portions of the North Giddings Block. The second phase is the interpretation of the seismic data to delineate any drilling opportunities in the Cotton Valley formation. The third phase would be the exploratory drilling of any delineated prospects. The Company has expanded the acreage initially projected to be covered by the seismic survey from 20,000 to 50,000 net acres while increasing the estimated cost of the survey from $3.1 million to $4 million, including interpretation. The Company began the survey in December 1996 and anticipates completion during the third quarter of 1997. Any drilling resulting from the survey is expected to begin in the fourth quarter of 1997. The Company is continuing to evaluate opportunities to expand the area covered by the survey, which could increase its cost. See "PRINCIPAL AREAS OF OPERATIONS - COTTON VALLEY EXPLORATORY PROJECT."

OTHER EXPLORATION ACTIVITIES

   The Company anticipates expanding its 1997 drilling activities to include newly acquired areas in east and south Texas, Louisiana and Mississippi, all of which will be outside the Trend. These activities will be largely exploratory in nature. The Company anticipates spending approximately $8 million in these areas during 1997, a substantial portion of which will be for seismic and leasing activities.

PRINCIPAL AREAS OF OPERATIONS

THE TREND

   The Company's current production of oil and gas in the Trend is derived principally from the Austin Chalk formation in the Giddings Field. At December 31, 1996, the Company had interests in 224 gross (167.5 net) producing wells in the Giddings Field, including 155 horizontal and 69 vertical wells. For the year ended December 31, 1996, the Company's daily net production in the Giddings Field averaged approximately 5,394 Bbls of oil and 8,149 Mcf of gas. The Company drilled 25 wells in the Giddings Field during 1996, all of which were completed as productive wells. The Company operates 82% of its wells in the Giddings Field. Since May 1994, the Company has concentrated its Trend drilling activities in the North Giddings Block. Wells producing from the Austin Chalk formation in this updip portion of the Giddings Field are more prone to produce oil than gas.

   The Company also has production from an area of the Trend located in south central Texas near Pearsall. The Company discontinued drilling activities in the Pearsall area in 1993 and has no plans to resume drilling activities in this area. For the year ended December 31, 1996, the Company's daily net production from wells located in the Pearsall area averaged approximately 377 Bbls of oil and 484 Mcf of gas. The Company operates 98% of its wells in the Pearsall area.

   The Company's wells in the Austin Chalk formation are routinely subjected to cyclic water stimulation. Cyclic water stimulation involves pumping large volumes of water at high injection rates into a well, shutting-in the well for ten days to two weeks, and then returning the well to production. Water is pumped into the reservoir in several stages and is absorbed into the micro-pore spaces of the rock, thereby displacing oil into the fractures where it may be more readily produced and, in some cases, extending the fracture system. The Company has used the cyclic water stimulation method since 1987. The Company generally uses this treatment technique during the well completion process and repeats the process 12 to 18 months after a well has been placed in production. During 1996, 29 horizontal wells received an initial treatment and 14 horizontal wells received a subsequent treatment.

JALMAT FIELD

   The Jalmat Field, which is located in Lea County, New Mexico, was discovered in 1935. The Company has working interests in 132 gross (106.7 net) producing wells, all of which are operated by the Company and are located on approximately 8,023 net acres. Following the Company's acquisition of the Jalmat Field properties in 1988, a major recompletion and workover program was commenced. This program included recompletion of both existing and temporarily abandoned wells, and the use of hydraulic fracture stimulation on wells in the Jalmat Field. Through December 31, 1996, 57 gross (46.1 net) gas wells have been successfully recompleted. For the year ended December 31, 1996, the Company's average daily production from this field was 112 Bbls of oil and 3,820 Mcf of gas. The Company has 18 proved undeveloped drilling locations available to drill in the future. Depending upon gas prices, the Company may conduct activities on certain of these locations in 1997.

TEXAS GULF COAST

   The Company owns interests in 26 gross (8.3 net) wells in Wharton and Matagorda Counties in the Gulf Coast region of Texas. These wells were acquired through two acquisitions in 1994 and are operated by third parties. The Company's daily net production from this area during the year ended December 31, 1996 averaged approximately 74 Bbls of oil and 1,220 Mcf of gas. During 1997, the Company plans to participate in drilling one development well and recompleting one existing well in Wharton County.

COTTON VALLEY EXPLORATORY PROJECT

   The Company has begun to conduct a 3-D seismic survey in its North Giddings Block to determine if seismic features indicating the presence of pinnacle reefs can be identified in the Cotton Valley Haynesville formation. As opposed to Trend formations, which are encountered at depths of 5,000 to 7,000 feet in this area, the Cotton Valley formation is encountered at depths of 15,000 to 16,000 feet. The northern edge of the North Giddings Block is approximately 24 miles southwest of the nearest current Cotton Valley production. The presence of favorable 3-D seismic data provides no assurance of success with respect to any subsequent drilling activities. Approximately half of the wells drilled northeast of the North Giddings Block in search of Cotton Valley pinnacle reefs have been productive. The Company believes that all such wells have been drilled based on 3-D seismic surveys. The Company estimates that a completed Cotton Valley pinnacle reef well would cost at least $4,500,000. The Company's current policy is to limit its annual Cotton Valley Exploratory Project expenditures to not more than 25% of its planned annual capital expenditures. However, the Company may modify this policy depending upon certain factors, including the Company's financial position, exploratory drilling success, technological advances, drilling activities conducted by third parties and current and anticipated product prices.

OTHER

   The Company is presently evaluating certain opportunities for exploration activities in geological provinces outside the Trend to which the Company can apply its technical expertise. During 1997, the Company may acquire leases, conduct seismic surveys, and drill exploratory wells in connection with one or more of these projects. The projects presently under consideration are located in east and south Texas, Louisiana and Mississippi.

MARKETS

GENERAL

   The prices received by the Company for its oil, gas and natural gas liquids production depend on many factors beyond the Company's control, including domestic and foreign political conditions, the overall level of supply of and demand for oil, gas and natural gas liquids, the price of imports of oil and gas, weather conditions, the price and availability of alternative fuels, the proximity and capacity of gas pipelines and other transportation facilities and overall economic conditions. Future decreases in the prices of oil and gas could have an adverse effect on the Company's proved reserves, revenues, profitability and cash flow. As a result of these factors, the Company engages in price hedging activities from time to time in order to realize commodity prices which it believes are favorable under the circumstances. See "ITEM 7 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- HEDGING TRANSACTIONS."

OIL SALES

   Most oil purchasers periodically publish price bulletins to inform producers of the base price for various grades and locations of crude oil. These bulletins establish what is known in the oil and gas industry as the "posted price." The posted price applicable to most of the Company's oil production is generally $1 to $2 per barrel lower than the price quoted on the New York Mercantile Exchange ("NYMEX") for spot West Texas Intermediate ("WTI") contracts since the oil purchaser must bear the cost to physically gather, transport and store the purchased crude oil.

   Substantially all of the Company's oil production from the Trend is sold to Plains Marketing and Transportation, Inc. ("Plains") under two separate contracts, both of which expire December 31, 1997. The Giddings Field production is sold at a price based on the higher of (i) the average NYMEX price for WTI, less an agreed-upon deduction, or (ii) the average monthly posted price of Koch Oil Company

("Koch") for WTI, plus a variable bonus determined by formula. The Pearsall area production is sold at a price based on the higher of (i) the average monthly posted price of Koch for WTI, plus a variable bonus determined by formula and (ii) the average monthly posted price of EOTT Energy Corp., plus an agreed-upon bonus.

   Oil from the Jalmat Field is sold to Plains under a month-to-month contract. This production is sold at a price equal to Pride's average monthly posted price for WTI, less an agreed upon deduction.

   The Company believes that the loss of Plains as a purchaser of the Company's oil production would not have a material adverse effect on its results of operations due to the availability of other purchasers in the areas.

GAS SALES

   Casinghead gas from the Giddings area is dedicated to Aquila Southwest Pipeline Corporation ("Aquila") under terms which require Aquila to pay the Company based on the best terms it is offering in the area. Pursuant to this dedication, the Company and Aquila have entered into a Gas Purchase Contract and a Processing Agreement, both of which expire in September of 1997.
Substantially all of the Company's gas production from the Giddings Field is sold under these Contracts. Both the Gas Contract and the Processing Agreement provide for pricing formulae which are generally market responsive. Gas produced in Robertson County is sold to Austin Chalk Natural Gas Marketing Services under a Gas Contract expiring on December 31, 2002 and providing a price which is generally market responsive.

   During 1996, the Company sold substantially all of its gas production from the Jalmat Field to Sid Richardson Gasoline, Ltd. ("Richardson") under a contract which expires October 31, 2004. The price received by the Company for residue gas sold pursuant to this contract is based upon proceeds received by Richardson less a service fee and is generally market responsive. The Company also shares in the proceeds received by Richardson for liquids extracted from the Company's gas. Although the Company is currently selling its residue gas to Richardson, it has the right to make sales to any other third party.

   A substantial portion of the Company's gas production from the Pearsall area is sold to a subsidiary of the Company under two long-term contracts.

   During 1996, Aquila purchased 52% and Richardson purchased 13% of the Company's gas production. If Aquila and Richardson cease purchasing gas from the Company, the Company believes that it would be able to replace such purchasers, although no assurance can be given as to the prices it would be able to obtain from other parties; however, the loss of Richardson as a purchaser in the Jalmat Field could result in curtailed production due to the type of pipeline facilities otherwise available in the area.

NATURAL GAS SERVICES

   The Company owns an interest in and operates seven gas gathering systems and three gas processing plants in the states of Texas and Mississippi. These natural gas service facilities consist of interests in approximately 70 miles of pipeline, two amine treating plants, one liquids extraction plant and three compressor stations. The Company does not derive a significant portion of its consolidated operating income from natural gas services and does not consider this business to be a strategic part of its business plan.

COMPETITION

   Competition in all areas of the Company's operations is intense. The oil and gas industry as a whole also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. Major and independent oil and gas companies and oil and gas syndicates actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop such properties. A number of the Company's competitors have financial resources and acquisition, exploration and development budgets that are substantially greater than those of the Company, which may adversely affect the Company's ability to compete with these companies. Such companies may be able to pay more for productive oil and gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company's financial or human resources permit.

REGULATION

   The Company's oil and gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal, state and local agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such laws.

   The State of Texas and many other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the spacing, plugging and abandonment of such wells. The statutes and regulations of certain states limit the rate at which oil and gas can be produced from the Company's properties.

   The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions. Such regulation affects the marketing of gas produced by the Company and the revenues received by the Company for sales of such production. Since the mid-1980s, FERC Orders have fundamentally restructured interstate pipeline sales and transportation services, including the unbundling by interstate pipeline of the sales, transportation, storage and other components of the city-gate sales services such pipelines previously performed. These regulatory measures may ultimately enhance the Company's ability to market and transport its gas, although it may also subject the Company to greater competition, more restrictive pipeline imbalance tolerances and greater penalties if those tolerances are violated.

   The FERC has recently announced several important transportation-related policy statements and proposed rule changes, including policy statements on how interstate natural gas pipelines can recover the cost of new pipeline facilities and policy statements on alternatives to its traditional cost-of-service ratemaking methodology (including criteria to be used in evaluating proposals to charge market-based rates for the transportation of natural gas). In addition, the FERC is reconsidering its regulations regarding releases of firm interstate natural gas pipeline capacity. While the Company cannot predict exactly how FERC actions might impact the Company's natural gas sales, it does not believe it will be treated materially differently than other natural gas producers and marketers with which it competes.

   Sales of oil and natural gas liquids by the Company are not regulated and are made at market prices. The price the Company receives from the sale of those products is affected by the cost of transporting the products to market. Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rate to inflation, subject to certain conditions and limitations. These regulations could increase the cost of transporting oil and natural gas liquids by pipeline, although the most recent adjustment generally decreased rates. The Company is not able to predict with any certainty what effect, if any, these regulations will have on it, but, other factors being equal, the regulations may, over time, tend to increase transportation costs or reduce wellhead prices for oil and natural gas liquids.

ENVIRONMENTAL MATTERS

   Operations of the Company pertaining to oil and gas exploration, production and related activities are subject to numerous and constantly changing federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies issue regulations to implement and enforce such laws which are often difficult and costly to comply with and which carry substantial civil and criminal penalties for failure to comply. These laws and regulations may require the acquisition of certain permits prior to or in connection with drilling activities, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production, restrict or prohibit drilling activities that could impact wetlands, endangered or threatened species or other protected areas or natural resources, require some degree of remedial action to mitigate pollution from former operations, such as pit cleanups and plugging abandoned wells, and impose substantial liabilities for pollution resulting from the Company's operations. Such laws and regulations may substantially increase the cost of exploring for, developing, producing or processing oil and gas and may prevent or delay the commencement or continuation of a given project and thus generally could have a material adverse effect upon the capital expenditures, earnings, or competitive position of the Company. Management of the Company believes it is in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during the next fiscal year. Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas production wastes as "hazardous wastes," which reclassification would make exploration and production wastes subject to much more stringent handling, disposal and clean-up requirements. State initiatives to further regulate the disposal of oil and gas wastes and naturally occurring radioactive materials could have a similar impact on the Company.

   The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERClA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Company is able to control directly the operation of only those wells with respect to which it acts as operator. Notwithstanding the Company's lack of direct control over wells operated by others, the failure of an operator other than the Company to comply with applicable environmental regulations may, in certain circumstances, be attributed to the Company. Management of the Company believes that it has no material commitments for capital expenditures to comply with existing environmental requirements.

   The Oil Pollution Act ("OPA") imposes a variety of requirements on "responsible parties" (E.G., owners, operators, lessees and permittees) for oil and gas onshore and offshore facilities, pipelines, and vessels related to the prevention of oil spills and imposes liability for damages resulting from such spills in waters of the United States. OPA requirements include the assignment of liability to each responsible party for oil spill removal costs and a variety of public and private damages from oil spills, and the preparation of oil spill contingency plans. Failure to comply with ongoing requirements or inadequate cooperation in a spill event may subject a responsible party to civil or criminal enforcement actions.

   State water discharge regulations and federal waste discharge permitting requirements adopted pursuant to the Federal Water Pollution Control Act prohibit or are expected to prohibit, within the next several months, the discharge of produced water and sand, and some other substances related to the oil and gas industry, to coastal waters. Although the costs to comply with zero discharge mandates under state or federal law may be significant, the entire industry will experience similar costs and the Company believes that these costs will not have a material adverse impact on the Company's financial condition and operations.

TITLE TO PROPERTIES

   As is customary in the oil and gas industry, the Company performs a minimal title investigation before acquiring undeveloped properties. A title opinion is obtained prior to the commencement of drilling operations on such properties. The Company has obtained title opinions on substantially all of its producing properties and believes that it has satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of such properties. Substantially all of the Company's oil and gas properties are currently mortgaged to secure borrowings under the Company's secured bank credit facility and may be mortgaged under any future credit facilities entered into by the Company.

OPERATIONAL HAZARDS AND INSURANCE

   The Company's operations are subject to the usual hazards incident to the drilling and production of oil and gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires and pollution and other environmental risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operation.

   The Company maintains insurance of various types to cover its operations. The limits provided under its general liability policies total $32 million. In addition, the Company maintains operator's extra expense coverage which provides for care, custody and control of selected wells during drilling operations. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company's financial condition and results of operations. Moreover, no assurances can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable.

EMPLOYEES

   At December 31, 1996, the Company had approximately 100 full-time employees. None of the Company's employees is subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

OFFICES

   The Company leases approximately 40,000 square feet of office space in Midland, Texas and approximately 1,400 square feet of office space in Houston, Texas.

ITEM 2 -  PROPERTIES

   The Company's properties consist primarily of oil and gas wells and its ownership in leasehold acreage, both developed and undeveloped. At December 31, 1996, the Company had interests in 460 gross (334.3 net) oil and gas wells and owned leasehold interests in 191,440 gross (126,093 net) undeveloped acres.

RESERVES

   The following table sets forth certain information as of December 31, 1996 with respect to the Company's estimated proved oil and gas reserves and the present value of estimated future net revenues therefrom, discounted at 10% ("PV-10 Value").

                                          PROVED       PROVED
                                         DEVELOPED   UNDEVELOPED    TOTAL
                                         ---------   -----------    -----
Oil (Mbbls). . . . . . . . . . . . . .      7,199      1,308        8,507
Gas (Mmcf) . . . . . . . . . . . . . .     30,496      5,302       35,798
MBOE . . . . . . . . . . . . . . . . .     12,282      2,192       14,474
PV-10 Value:
  Before income taxes. . . . . . . . .   $145,679    $14,991     $160,670
  After income taxes . . . . . . . . .                           $135,713

   The following table sets forth certain information as of December 31, 1996 regarding the Company's proved oil and gas reserves in each of its principal producing areas.

                               PROVED RESERVES
                       ----------------------------
                                                                               PERCENTAGE OF
                                         TOTAL OIL   PERCENT OF  PV-10 VALUE    PV-10 VALUE
                         OIL      GAS    EQUIVALENT   TOTAL OIL      BEFORE       BEFORE
AREA OR FIELD          (MBBLS)   (MMCF)    (MBOE)    EQUIVALENT  INCOME TAXES   INCOME TAXES
-------------          -------   ------    ------    ----------  ------------   ------------
                                                   (in thousands)
Trend . . . . . . . .   7,854   13,467     10,099       69.8%       $119,542        74.4%
Jalmat. . . . . . . .     338   15,102      2,855       19.7          24,914        15.5
Texas Gulf Coast. . .     122    2,787        587        4.1           8,555         5.3
Other . . . . . . . .     193    4,442        933        6.4           7,659         4.8
                        -----   ------     ------      -----        --------       -----
Total . . . . . . . .   8,507   35,798     14,474      100.0%       $160,670       100.0%
                        -----   ------     ------      -----        --------       -----
                        -----   ------     ------      -----        --------       -----

     The estimates as of December 31, 1996 of proved reserves, future net revenues from proved reserves and the PV-10 Value before income taxes set forth in this Form 10-K were based on a report prepared by Williamson Petroleum Consultants, Inc. (the "Independent Engineers"). For purposes of preparing such estimates, the Independent Engineers reviewed production data through October 31, 1996 for properties representing 85% of the estimated present value of the Company's proved developed producing reserves and through earlier dates for the balance of the Company's properties. In order to calculate the proved reserve estimates as of December 31, 1996, the Independent Engineers assumed that production for each of the Company's properties since the date of the last production data reviewed was in accordance with the production decline curve for such property.

     In accordance with applicable guidelines of the Commission, the estimates of the Company's proved reserves and future net revenues therefrom set forth herein are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. Estimated quantities of proved reserves and future net revenues therefrom are affected by changes in oil and gas prices. Oil and gas prices increased substantially from December 31, 1995 to December 31, 1996, resulting in significant increases in the Company's estimated future net revenues and, to a lesser extent, increases in estimated reserve quantities. The weighted average of the sales prices utilized for the purposes of estimating the Company's proved reserves and the future net revenues therefrom as of December 31, 1996 were $25.01 per Bbl of oil and $3.63 per Mcf of gas, as compared to $18.57 per Bbl and $2.07 per Mcf as of December 31, 1995. Subsequent to December 31, 1996, oil and gas prices have declined, but are expected to remain volatile. The Company estimates that a $1 decline in the price per Bbl of oil would result in a $5.5 million reduction in PV-10 Value (before income taxes), and that a $.25 decline in the price per Mcf of gas would result in a $5.3 million reduction in PV-10 Value (before income taxes).

     Also in accordance with Commission guidelines, the estimates of the Company's proved reserves and future net revenues therefrom are made using current lease and well operating costs estimated by the Company. Lease operating expenses for oil wells operated by the Company in the Austin Chalk, Buda and Georgetown formations were estimated using a combination of fixed and variable-by-volume costs consistent with the Company's experience in operating such wells. For purposes of calculating future net revenues and PV-10 Value, operating costs exclude accounting and administrative overhead expenses attributable to the Company's working interest in wells operated by it under joint operating agreements, but include administrative costs associated with production offices.

     The Independent Engineers report relies upon various assumptions, including assumptions required by the Commission as to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, such estimates are inherently imprecise. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth herein. In addition, the Company's reserves may be subject to downward or upward revision based upon production history, results of future development and exploration, prevailing oil and gas prices and other factors, many of which are beyond the Company's control. Actual production, revenues, taxes, development expenditures and operating expenses with respect to the Company's reserves will likely vary from the estimates used, and such variances may be material.

     Approximately 15% of the Company's total proved reserves at December 31, 1996 were undeveloped, which are by their nature less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. The reserve data set forth in the Independent Engineers' report as of December 31, 1996 assumes, based on the Company's estimates, that aggregate capital expenditures by the Company of approximately $12.5 million through 1999 will be required to develop such reserves. Although cost and reserve estimates attributable to the Company's oil and gas reserves have been prepared in accordance with industry standards, no assurance can be given that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated.

     The PV-10 Value referred to herein should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company's properties. In accordance with applicable requirements of the Commission, the PV-10 Value from proved reserves is generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by changes in consumption and changes in governmental regulations or taxation. The timing of actual future net revenues from proved reserves, and thus their actual present value, will be affected by the timing of both the production and the incurrence of expenses in connection with development and production of oil and gas properties. In addition, the 10% discount factor, which is required by the Commission to be used in calculating discounted future net revenues for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and gas industry in general.

     The Company must develop or acquire new oil and gas reserves to replace those being depleted by production. Without successful drilling and exploration or acquisition activities, the Company's reserves and revenues will decline rapidly. In particular, the Company's producing properties in the Trend are characterized by a high initial production rate, followed by a steep decline in production. The Company's properties in the Trend may be susceptible to hydrocarbon drainage from production on adjacent properties by other operators, particularly from horizontal wells. The Company has a relatively low reserve-to-production ratio of approximately 4.6 years (based upon the estimated quantities of proved oil and gas reserves as of December 31, 1996, divided by production volumes for 1996). Accordingly, the Company believes that its future success will depend to a significant extent upon the results of its exploration and development program. See "ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     Since January 1, 1996, the Company has not filed an estimate of its net proved oil and gas reserves with any federal authority or agency other than the Commission.

EXPLORATION AND DEVELOPMENT ACTIVITIES

     The Company drilled, or participated in the drilling of, the following numbers of wells during the periods indicated.

                                           YEAR ENDED DECEMBER 31,
                             ---------------------------------------------
                                1996              1995            1994
                             -----------     -------------    ------------
                             Gross   Net     Gross     Net    Gross    Net
                             -----   ---     -----     ---    -----    ---
   DEVELOPMENT WELLS:
      Oil                     23     20.9      24     21.0      14     11.7
      Gas                      -        -       1       .5       2      1.5
      Dry                      -        -       -        -       -        -
                            ----    -----    ----    -----    ----     ----
       Total                  23     20.9      25     21.5      16     13.2
                            ----    -----    ----    -----    ----     ----
                            ----    -----    ----    -----    ----     ----
   EXPLORATORY WELLS:
      Oil                      4      4.0       2      2.0       4      2.9
      Gas                      -        -       -        -       1      1.0
      Dry                      2       .6       -        -       5      2.7
                            ----    -----    ----    -----    ----     ----
       Total                   6      4.6       2      2.0      10      6.6
                            ----    -----    ----    -----    ----     ----
                            ----    -----    ----    -----    ----     ----
   TOTAL WELLS:
      Oil                     27     24.9      26     23.0      18     14.6
      Gas                      -        -       1       .5       3      2.5
      Dry                      2       .6       -        -       5      2.7
                            ----    -----    ----    -----    ----     ----
       Total                  29     25.5      27     23.5      26     19.8
                            ----    -----    ----    -----    ----     ----
                            ----    -----    ----    -----    ----     ----

   The information contained in the foregoing table should not be considered indicative of future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by the Company.

   The Company does not own any drilling rigs and all of its drilling activities are conducted by independent contractors on a day rate basis under standard drilling contracts. At March 1, 1997, the Company had three drilling rigs under contract in the Giddings area.

PRODUCTIVE WELL SUMMARY

   The following table sets forth certain information regarding the Company's ownership as of December 31, 1996, of productive wells in the areas indicated.

                                   OIL             GAS            TOTAL
                              ------------     -----------     -----------
                              GROSS    NET     GROSS   NET     GROSS   NET
                              -----    ---     -----   ---     -----   ---
   Trend . . . . . . . . .     250    190.0      22    16.0     272    206.0
   Jalmat. . . . . . . . .      37     30.0      95    76.7     132    106.7
   Texas Gulf Coast. . . .       1       .4      25     7.9      26      8.3
   Other . . . . . . . . .      14     10.7      16     2.6      30     13.3
                               ---    -----     ---   -----     ---    -----
       Total . . . . . . .     302    231.1     158   103.2     460    334.3
                               ---    -----     ---   -----     ---    -----
                               ---    -----     ---   -----     ---    -----

   The Company seeks to act as operator of the wells in which it owns a significant interest. As operator of a well, the Company is able to manage drilling and production operations as well as other matters affecting the production and sale of oil and gas. In addition, the Company receives fees from other working interest owners for the operation of the wells. At December 31, 1996, the Company was the operator of 373 wells, or approximately 81% of the 460 total wells in which it has a working interest. Production from these operated wells represented approximately 92% of the Company's total net production for 1996.

VOLUMES, PRICES AND PRODUCTION COSTS

   The following table sets forth certain information regarding the production volumes of, average sales prices received from, and average production costs associated with the Company's sales of oil and gas for the periods indicated.

                                                YEAR ENDED DECEMBER 31,
                                              ----------------------------
                                              1996        1995        1994
                                              ----        ----        ----
   OIL AND GAS PRODUCTION DATA:
     Oil (MBbls) . . . . . . . . . . . . .    2,203       1,831       1,709
     Gas (MMcf). . . . . . . . . . . . . .    5,584       6,845       8,369
     Total (MBOE). . . . . . . . . . . . .    3,134       2,972       3,104

   AVERAGE OIL AND GAS SALES PRICE (1):
     Oil ($/Bbl) . . . . . . . . . . . . .   $20.85      $17.35      $15.72
     Gas ($/Mcf)(2). . . . . . . . . . . .   $ 2.65      $ 1.77      $ 1.98

   AVERAGE PRODUCTION COSTS
     Lease operations ($/BOE)(3) . . . . .   $ 4.71      $ 4.55      $ 4.12
--------------
(1)    Includes effects of hedging transactions.
(2)    Includes natural gas liquids.
(3) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), workover costs and the administrative costs of production offices, insurance and property and severance taxes.

DEVELOPMENT, EXPLORATION AND ACQUISITION EXPENDITURES

    The following table sets forth certain information regarding the costs incurred by the Company in its development, exploration and acquisition activities during the periods indicated.

                                          YEAR ENDED DECEMBER 31,
                                      -------------------------------
                                        1996        1995       1994
                                      -------     -------     -------
                                               (IN THOUSANDS)
    Property Acquisitions:
      Proved . . . . . . . . . . . .  $ 1,375     $     -     $10,199
      Unproved . . . . . . . . . . .    5,002       2,254       2,325
    Developmental Costs. . . . . . .   20,931      16,823      13,136
    Exploratory Costs. . . . . . . .    6,306       1,407       5,699
                                      -------     -------     -------
    Total Capital Expenditures . . .  $33,614     $20,484     $31,359
                                      -------     -------     -------
                                      -------     -------     -------


ACREAGE

    The following table sets forth certain information regarding the Company's developed and undeveloped leasehold acreage as of December 31, 1996 in the areas indicated. Acreage in which the Company's interest is limited to royalty, overriding royalty and similar interests is excluded.

                                 DEVELOPED         UNDEVELOPED            TOTAL
                             ----------------   -----------------   -----------------
                              GROSS      NET     GROSS      NET      GROSS      NET
                             -------   ------   -------   -------   -------   -------
    Trend. . . . . . . . .    95,474   82,733   100,112    82,527   195,586   165,260
    Jalmat . . . . . . . .     9,481    8,023         -         -     9,481     8,023
    Texas Gulf Coast . . .     8,617    3,941       562       163     9,179     4,104
    Other. . . . . . . . .    16,897    2,503    90,766    43,403   107,663    45,906
                             -------   ------   -------   -------   -------   -------
         Total . . . . . .   130,469   97,200   191,440   126,093   321,909   223,293
                             -------   ------   -------   -------   -------   -------
                             -------   ------   -------   -------   -------   -------


ITEM 3 -  LEGAL PROCEEDINGS

    SPECIAL NOTE: CERTAIN STATEMENTS SET FORTH BELOW UNDER THIS CAPTION CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE REFORM ACT. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" FOR ADDITIONAL FACTORS RELATING TO SUCH STATEMENTS.

    The Company is a defendant in a suit styled The State of Texas, et al v. Union Pacific Resources Company et al, presently pending in Lee County, Texas. The suit attempts to establish a class action consisting of unidentified royalty and working interest owners throughout the State of Texas. Among other things, the plaintiffs are seeking actual and exemplary damages for alleged violation of various statutes relating to common carriers and common purchasers of crude oil including discrimination in the purchase of oil by giving preferential treatment to defendants' own oil and conspiring to keep the posted price or sales price of oil below market value. A general denial has been filed. Because the Company is neither a common purchaser nor common carrier of oil, management of the Company believes there is no merit to the allegations as they relate to the Company or its operations.

    In addition, the Company is a defendant or codefendant in minor lawsuits that have arisen in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect any of these to have a material adverse effect on the Company's consolidated financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of the security holders of the Registrant during the fourth quarter of its fiscal year ended December 31, 1996.

                                     PART II

ITEM 5 -  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "CWEI". As of December 31, 1996, there were approximately 1,700 beneficial and record stockholders. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock, as reported on the Nasdaq National Market:

                                                High      Low
                                                ----      ---
   Year Ended December 31, 1996:

       Fourth Quarter. . . . . . . . . . .   $ 17 7/8  $ 9 5/8
       Third Quarter . . . . . . . . . . .     12        7 3/8
       Second Quarter. . . . . . . . . . .     10 7/8    3 3/4
       First Quarter . . . . . . . . . . .      4 3/8    2 5/8

   Year Ended December 31, 1995:

       Fourth Quarter. . . . . . . . . . .   $  3 3/8  $ 2
       Third Quarter . . . . . . . . . . .      3 5/8    2 3/8
       Second Quarter. . . . . . . . . . .      4 3/4    2 3/4
       First Quarter . . . . . . . . . . .      6 1/2    3 3/4

   The quotations in the table above reflect inter-dealer prices without retail markups, markdowns or commissions. On March 18, 1997, the last reported sale price for the Common Stock on the Nasdaq National Market was $13 3/8.

   The Company has not paid any cash dividends on its Common Stock, and the Board of Directors does not anticipate paying any cash dividends in the foreseeable future. The terms of the Company's secured bank credit facility and subordinated debt facility limit the payment of cash dividends by the Company during any fiscal year to a maximum of 50% of the Company's net income during such period, assuming compliance with other terms thereof. Subject to the restrictions imposed by the Company's lenders, future dividend policy will depend on a number of factors, including future earnings, capital requirements, the financial condition and future prospects of the Company and such other factors as the Board of Directors may deem relevant.

ITEM 6 - SELECTED FINANCIAL DATA

   The following table sets forth selected consolidated financial data for the Company as of the dates and for the periods indicated. The consolidated financial data for each of the years in the five-year period ended December 31, 1996 was derived from audited financial statements of the Company. The data set forth in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements.

                                                 YEAR ENDED DECEMBER 31,
                                    -------------------------------------------------
                                     1996       1995      1994       1993       1992
                                    ------     ------    ------     ------     ------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Oil and gas sales. . . . . . . $60,610   $43,883   $ 43,617   $ 55,041   $ 60,134
    Natural gas services . . . . .   4,281     5,388      5,868      4,554      5,159
                                   -------   -------   --------   --------   --------
      Total revenues . . . . . . .  64,891    49,271     49,485     59,595     65,293
                                   -------   -------   --------   --------   --------
  Costs and expenses:
    Lease operations . . . . . . .  14,776    13,533     12,775     12,788     13,459
    Exploration. . . . . . . . . .   1,633     1,555      7,139      6,198      4,365
    Natural gas services . . . . .   3,437     3,714      3,510      2,518      2,746
    Depreciation, depletion and
     amortization. . . . . . . . .  23,758    25,110     25,248     26,751     28,769
    Impairment of property and
     equipment (1) . . . . . . . .   1,186    10,259       -           -          -
    General and administrative . .   3,266     3,708      5,659      6,876      5,416
                                   -------   -------   --------   --------   --------
      Total costs and expenses . .  48,056    57,879     54,331     55,131     54,755
                                   -------   -------   --------   --------   --------
      Operating income (loss). . .  16,835    (8,608)    (4,846)     4,464     10,538
                                   -------   -------   --------   --------   --------
  Other income (expense):
    Interest expense . . . . . . .  (3,440)   (5,493)    (4,461)    (4,003)    (6,807)
    Other income (expense) (2) . .     335     6,022        759        149       (740)
                                   -------   -------   --------   --------   --------
      Total other income
       (expense) . . . . . . . . .  (3,105)       529    (3,702)    (3,854)    (7,547)
                                   -------   -------   --------   --------   --------
  Income (loss) before income
   taxes . . . . . . . . . . . . .  13,730     (8,079)   (8,548)       610      2,991
  Income tax expense (3) . . . . .     -        -          -           207      1,017
                                   -------   -------   --------   --------   --------
  Net income (loss). . . . . . . . $13,730   $(8,079)   $(8,548)  $    403   $  1,974
                                   -------   -------   --------   --------   --------
                                   -------   -------   --------   --------   --------
  Net income (loss) per
   common share. . . . . . . . . . $  1.77   $ (1.31)   $ (1.50)  $    .09   $    .62
                                   -------   -------   --------   --------   --------
                                   -------   -------   --------   --------   --------
  Weighted average common
   shares outstanding. . . . . . .   7,775     6,165      5,700      4,700      3,200
                                   -------   -------   --------   --------   --------
                                   -------   -------   --------   --------   --------

OTHER DATA:
  Net cash provided by operating
   activities  . . . . . . . . . . $40,306   $24,203    $23,672   $ 29,716   $ 27,795
  EBITDAX (4)  . . . . . . . . . .  43,412    28,316     27,541     37,413     43,672
  EBITDAX per share  . . . . . . .    5.58      4.59       4.83       7.96      13.65

                                                                 DECEMBER 31,
                                                        -----------------------------
                                                         1996        1995       1994
                                                        ------      ------     ------
                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital (deficit). . . . . . . . . . . . . . $ (3,422)  $(13,717)  $(12,269)
  Total assets . . . . . . . . . . . . . . . . . . . .  103,598     93,161    111,746
  Long-term debt . . . . . . . . . . . . . . . . . . .   18,000     33,538     49,147
  Stockholders' equity . . . . . . . . . . . . . . . .   66,214     34,996     38,926

____________

(1) The Company adopted the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets" effective October 1, 1995.
(2) The 1995 period includes a $6 million non-recurring gain on sale of the Company's two principal gas gathering and processing systems.
(3) Prior to the Consolidation, income taxes were computed at the applicable federal statutory rate.
(4) EBITDAX refers to earnings before income taxes, interest expense, depreciation, depletion and amortization, impairment of property and equipment, exploration costs, and other income (expense). EBITDAX is a financial measure commonly used in the Company's industry and should not be considered in isolation or as a substitute for net income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   SPECIAL NOTE: CERTAIN STATEMENTS SET FORTH BELOW UNDER THIS CAPTION CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE REFORM ACT. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" FOR ADDITIONAL FACTORS RELATING TO SUCH STATEMENTS.

   The following discussion is intended to assist in understanding the Company's historical consolidated financial position at December 31, 1996, 1995 and 1994, and results of operations and cash flows for each of the three years in the period ended December 31, 1996. The Company's historical Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K contain detailed information that should be referred to in conjunction with the following discussion.

OVERVIEW

   The Company commenced operations in May 1993, following the Consolidation and completion of the Company's Initial Public Offering. Since 1988, the Company and its predecessors have concentrated their drilling activities in the Trend. Oil and gas production in the Trend is generally characterized by a high initial production rate, followed by a steep rate of decline. In order to maintain its oil and gas reserve base, production levels and cash flow from operations, the Company must maintain or increase its level of drilling activity and achieve comparable or improved results from such activities.

   The Company follows the successful efforts method of accounting for its oil and gas properties, whereby costs of productive wells, developmental dry holes and productive leases are capitalized and amortized using the unit-of-production method based on estimated proved reserves. Costs of unproved properties are initially capitalized. Those properties with significant acquisition costs are periodically assessed and any impairment in value is charged to expense. The amount of impairment recognized on unproved properties which are not individually significant is determined by amortizing the costs of such properties within appropriate groups based on the Company's historical experience, acquisition dates and average lease terms. Exploration costs, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs, including the cost of stratigraphic test wells, are initially capitalized but charged to expense if and when the well is determined to be unsuccessful.

Results of Operations

   The following table sets forth certain operating information of the Company for the periods presented:

                                             Year Ended December 31,
                                            ------------------------
                                             1996    1995     1994
                                             ----    ----     ----
   Oil and Gas Production Data:
     Oil (MBbls) . . . . . . . . . . . . .   2,203   1,831    1,709
     Gas (MMcf). . . . . . . . . . . . . .   5,584   6,845    8,369
     Total (MBOE) (1). . . . . . . . . . .   3,134   2,972    3,104

   Average Oil and Gas Sales Prices (2):
     Oil ($/Bbl) . . . . . . . . . . . . .  $20.85  $17.35   $15.72
     Gas ($/Mcf) . . . . . . . . . . . . .  $ 2.65  $ 1.77   $ 1.98

   Operating Costs and Expenses ($/BOE Produced):
     Lease operations. . . . . . . . . . .  $ 4.71  $ 4.55   $ 4.12
     Oil and gas depletion . . . . . . . .  $ 7.32  $ 8.16   $ 7.81
     General and administrative. . . . .    $ 1.04  $ 1.25   $ 1.82

   Net Wells Drilled:
     Horizontal Wells. . . . . . . . . . .    24.4    23.5     16.2
     Vertical Wells. . . . . . . . . . . .     1.1     --       3.6

-------------
(1) Gas is converted to barrel of oil equivalents (BOE) at the ratio of six Mcf of gas to one Bbl of oil.
(2)  Includes effects of hedging transactions.


1996 COMPARED TO 1995

   REVENUES

   Oil and gas sales increased 38% from $43.9 million in 1995 to $60.6 million in 1996 due primarily to a 20% increase in oil production, a 20% increase in oil prices (net of hedging losses), and a 50% increase in gas prices. These benefits were offset in part by an 18% decline in gas production since most of the wells drilled since 1995 have been predominately oil wells. Production from wells completed subsequent to December 31, 1995 accounted for approximately 37% of total oil production for the 1996 period, which more than offset the effects of steep production declines from previously existing Trend wells.

   Revenues from natural gas services decreased 20% from $5.4 million in 1995 to $4.3 million in 1996 due primarily to the sale of the Company's two principal gas gathering and processing systems in August 1995, and offset in part by additional revenues generated in 1996 related to a gas plant and three gathering systems acquired in the first quarter of 1996.

   COSTS AND EXPENSES

   Lease operations expenses increased 10% from $13.5 million in 1995 to $14.8 million in 1996 while production on a BOE basis increased 5%, resulting in an increase in lease operations expenses on a BOE basis from $4.55 per BOE in 1995 to $4.71 per BOE in 1996. Such increase was due primarily to higher production taxes resulting from the increase in oil and gas sales prices in 1996 as compared to 1995.

   Although exploration costs were relatively insignificant in 1996 and 1995, the Company expects exploration costs to increase significantly during 1997 due to the initiation of the Cotton Valley Exploratory Project and other exploration activities outside the Trend. To date, the Company has committed to spend approximately $4 million to conduct and evaluate a 3-D seismic survey covering approximately 50,000 acres in the North Giddings Block in 1997. The Company may continue to expand the area covered by the survey and may drill one or more exploratory wells on any prospects which result from such survey. In addition, the Company plans to spend approximately $8 million on other exploration activities, a significant portion of which will be classified as exploration costs. Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which such costs are incurred and expensed.

   Depreciation, depletion and amortization ("DD&A") expense decreased 5% from $25.1 million in 1995 to $23.8 million in 1996 due primarily to a 10% decline in the Company's average depletion rate per BOE, offset in part by a 5% increase in production on a BOE basis. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The lower depletion rate is attributable to a combination of higher proved reserves resulting from both newly completed wells and higher product prices, and lower depletable costs resulting from the impairment of certain producing properties in October 1995 and June 1996 pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets" ("SFAS 121"). As a result, the average depletion rate declined from $8.16 per BOE in 1995 to $7.32 per BOE in 1996.

   The Company recorded a provision for impairment of property and equipment of $1.2 million during the second quarter of 1996 in accordance with SFAS 121, as compared to a $10.3 million provision made during the fourth quarter of 1995 upon the adoption of SFAS 121.

   General and administrative ("G&A") expenses decreased 11% from $3.7 million in 1995 to $3.3 million in 1996. Certain cost reduction measures implemented beginning in March 1994 were fully realized during 1995. Accordingly, the Company does not expect G&A expenses to continue to decrease as they have in recent years.

   Costs of natural gas services decreased 8% from $3.7 million in 1995 to $3.4 million in 1996 due primarily to the sale of the Company's two principal gas gathering and processing systems in August 1995, and offset in part by additional costs incurred in 1996 related to a gas plant and three gathering systems acquired during the first quarter of 1996.

   INTEREST EXPENSE AND OTHER

   Interest expense decreased 38% from $5.5 million in 1995 to $3.4 million in 1996 due primarily to lower average levels of indebtedness on the Company's secured bank credit facility (the "Credit Facility") and, to a lesser extent, lower average interest rates. The average daily principal balance outstanding on such facility in 1996 was $36.9 million compared to $52.3 million in 1995. The effective annual interest rate on bank debt in 1996 was 9.4% compared to 10.6% in 1995. Proceeds from the sales of assets in August 1995 and January 1996 and the sale of common stock through a shareholder rights offering in September 1995, which aggregated approximately $15 million, were used to reduce bank indebtedness and contributed largely to the reduction in interest expense in 1996 as compared to 1995. In addition, the Company used $17 million of proceeds from the sale of common stock to further reduce bank debt in November 1996. As a result, the Company anticipates interest expense in 1997 to be lower than 1996.

   Other income decreased from $6 million in 1995 to $335,000 in 1996. In August 1995, XCEL Gas Company, a general partnership in which the Company owned a 77% interest, sold its interest in a gas gathering system, and the Company sold its 43% interest in the El Campo gas processing system, for aggregate net proceeds of $7.7 million, resulting in a combined gain on sale of property and equipment of $6 million, net to the Company.

1995 COMPARED TO 1994

   REVENUES

   Oil and gas sales increased 1% from $43.6 million in 1994 to $43.9 million in 1995 due primarily to higher oil prices, the benefit of which was largely eliminated by the effects of lower gas prices and a 4% decline in oil and gas production. Although production from wells completed after December 31, 1994 accounted for 33% of the Company's 1995 production, these additions were more than offset by characteristically steep production declines from previously existing Trend wells. Average prices received for oil production increased 10% while average gas prices declined 11%.

   Revenues from natural gas services decreased 8% from $5.9 million in 1994 to $5.4 million in 1995, despite the sale in August 1995 of the Company's two principal gas gathering and processing systems, since one of the systems sold was acquired effective January 1995 and did not contribute to revenues in 1994.

   COSTS AND EXPENSES

   Lease operations expenses increased 5% from $12.8 million in 1994 to $13.5 million in 1995 despite a 4% decline in BOE production. On a BOE basis, lease operations expenses increased from $4.12 per BOE to $4.55 per BOE. Operating expenses of Trend wells are generally lower on a BOE basis in the early stages of production since a large portion of the operating expenses are fixed in nature and do not vary with production volume. As production volumes decline, operating expenses per BOE typically increase. In addition, during 1995, the Company conducted most of its drilling activity in the updip area of the Trend where the reservoir pressures are lower. Generally, this requires wells to be converted from flowing wells to electric-powered pumping units at an earlier stage of production, which increases the lifting costs associated with the updip wells.

   Effective October 1, 1995, the Company adopted SFAS 121, and recorded a $10.3 million non-cash provision for impairment of certain producing assets. Substantially all of the impaired assets are located in the Pearsall Field in the Trend.

   DD&A expense remained constant from 1994 to 1995, despite a 4% decline in production, due to slightly higher amortization rates per BOE. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The effects on amortization rates of a 15% downward revision of estimated proved reserves at December 31, 1994 were substantially offset by the adoption of SFAS 121, which reduced DD&A rates on the impaired properties.

   G&A expenses decreased 35% from $5.7 million in 1994 to $3.7 million in 1995. Since March 1994, the Company has reduced its overhead by implementing certain cost reduction measures, including the closing of its San Antonio office, the elimination or reduction of certain professional services, and the control of personnel costs through staff and wage reductions and employee benefit cost controls. The benefit of these measures was fully realized in 1995.

   Exploration costs decreased 77% from $7.1 million in 1994 to $1.6 million in 1995 due primarily to provisions for dry hole costs, impairments of unproved properties and seismic expenses in 1994 related to the Company's acreage in the Sabine Area of the Trend, its Argentina venture and its West and North Central Texas 3-D seismic program which did not recur in 1995.

   Costs of natural gas services increased 6% from $3.5 million in 1994 to $3.7 million in 1995 despite the sale in August 1995 of the Company's two principal gas gathering and processing systems. The reduction in costs related to the assets sold was more than offset by the fact that one of the systems sold was acquired effective January 1995 and did not contribute to costs in 1994.

   INTEREST EXPENSE AND OTHER

   Interest expense increased 22% from $4.5 million in 1994 to $5.5 million in 1995 due primarily to higher average interest rates on the Credit Facility. The effective annual interest rate on bank debt during 1995 was 10.6% compared to 8.7% in 1994. Proceeds from the sale of certain natural gas gathering and processing systems in August 1995 and the sale of Common Stock pursuant to a rights offering in September 1995 resulted in a slight reduction in average levels of bank debt in 1995. The average daily principal balance outstanding on bank debt during 1995 was $52.3 million compared to $52.6 million in 1994.

   Other income increased from $800,000 in 1994 to $6 million in 1995. In August 1995, the Company sold certain gas gathering assets for aggregate net proceeds of $7.7 million, resulting in a combined gain on sale of property and equipment of $6 million, net to the Company.

1994 COMPARED TO 1993

   REVENUES

   Oil and gas sales decreased 21% from $55 million in 1993 to $43.6 million in 1994 due to a combination of lower oil and gas production and lower product prices. Oil and gas production on a BOE basis decreased 14% from 1993. Trend wells drilled in 1994 accounted for 12% of 1994 oil and gas production, while 1994 acquisitions contributed 2%, both of which were more than offset by the steep production declines which are characteristic of Trend wells. In addition, prices received for oil and gas production also declined during 1994 by 10% and 8%, respectively, accounting for approximately one-third of the 21% decrease in oil and gas sales.

   Revenues from natural gas services increased 28% from $4.6 million in 1993 to $5.9 million in 1994 due primarily to additional revenues generated in 1994 from the Company's Mentone gas treatment facility which was completed in August 1993 and additional revenues generated through third party gas marketing arrangements originating in December 1993.

   COSTS AND EXPENSES

   Lease operations expenses remained relatively constant in 1994 as compared to 1993 despite a 14% decline in BOE production. On a BOE basis, lease operations expenses increased from $3.54 per BOE to $4.12 per BOE. Operating expenses of Trend wells are generally lower on a BOE basis in the early stages of production since a large portion of the operating expenses are fixed in nature and do not vary with production volume. As production volumes decline, operating expenses per BOE generally increase. In addition, during 1994, the Company conducted most of its drilling activity in the updip area of the Trend where the reservoir pressures are lower. Generally, this requires wells to be converted from flowing wells to electric-powered pumping units at an earlier stage of production, which increases the lifting costs associated with the updip wells.

   DD&A expense decreased 6% from $26.8 million in 1993 to $25.2 million in 1994 due to a 14% decline in BOE production which was offset in part by higher amortization rates per BOE. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. Quantities of estimated proved reserves were revised downward by 15% on a BOE basis during 1994, contributing to an increase in the depletion rate for the fourth quarter of 1994 to $9.11 per BOE compared to $7.81 per BOE for the entire 1994 year.

   G&A expenses decreased 17% from $6.9 million in 1993 to $5.7 million in 1994 despite the incurrence of $601,000 of G&A expenses attributable to the Company's Argentina venture in 1994. In March 1994, and again in January 1995, the Company implemented certain cost reduction measures, including the elimination of three senior level positions, in order to reduce overhead and conserve financial resources. The Company reduced professional fees significantly during 1994. In addition, the Company closed its San Antonio office and consolidated all exploration and production functions, other than field operations, into its corporate headquarters in Midland.

   Exploration costs increased 15% from $6.2 million in 1993 to $7.1 million in 1994 due primarily to increases in provisions for dry holes and impairments of unproved properties, offset in part by reductions in seismic expenses. During 1994, the Company recorded provisions for impairments of other unproved acreage totaling $2.6 million, the most significant of which was attributable to the Sabine area of the Trend. In addition, the Company recorded a provision for dry holes and abandonments of $2.5 million related to an unsuccessful exploration venture in the Colhue Huapi area of Argentina and expensed $1.4 million of seismic costs, dry hole costs and leasehold impairments related to a 3-D seismic program in West and North Central Texas initiated in 1993. By comparison, the 1993 exploration costs included $2.4 million of dry hole costs related to the unsuccessful results of two exploratory wells, $1.9 million of leasehold impairments (primarily related to the Sabine area of the Trend) and $1.5 million of seismic costs related to the West and North Central Texas 3-D program.

   Costs of natural gas services increased 40% from $2.5 million in 1993 to $3.5 million in 1994 due primarily to the third party gas marketing arrangements discussed under "Revenues" above. Since these arrangements are typically characterized by low gross profit margins, the percentage increase in costs was disproportionately higher than the associated percentage increase in revenues.

   INTEREST EXPENSE AND OTHER

   Interest expense increased 13% from $4 million in 1993 to $4.5 million in 1994 due to higher average interest rates during 1994, offset in part by lower average levels of bank indebtedness. The effective annual interest rate on bank debt during 1994 was 8.7% compared to 7.6% in 1993. The average daily principal balance outstanding on bank debt during 1994 was $52.6 million compared to $54.1 million in 1993.

   Included in other income during 1994 was a $600,000 gain related to a favorable ruling in a legal proceeding for which a loss provision had been recorded in 1992.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

   The Company's primary financial resource is its oil and gas reserves. In accordance with the terms of the Credit Facility, the banks establish a borrowing base, as derived from the estimated value of the Company's oil and gas properties, against which the Company may borrow funds as needed to supplement its internally generated cash flow as a source of financing for its capital expenditure program. Product prices, over which the Company has very limited control, have a significant impact on such estimated value and thereby on the Company's borrowing availability under the Credit Facility. Within the confines of product pricing, the Company must be able to find and develop or acquire oil and gas reserves in a cost effective manner in order to generate sufficient financial resources through internal means to complete the financing of its capital expenditure program.

   The following discussion sets forth the Company's current plans for capital expenditures in 1997, and the expected capital resources needed to finance such plans.

CAPITAL EXPENDITURES

   During 1997, the Company plans to drill up to 36 net wells in the Trend, most of which will be in the North Giddings Block, and some of which will be on acreage acquired through agreements with industry participants whereby the Company will earn acreage by drilling successful wells. The Company anticipates spending approximately $42 million in the Trend during 1997.

   The Company has also committed to spend approximately $4 million in 1997 to conduct and evaluate a proprietary 3-D seismic survey covering a portion of its acreage in connection with the Cotton Valley Exploratory Project and may spend additional amounts to expand the area covered by the survey to include other portions of the North Giddings Block and to begin drilling one or more exploratory wells on any prospects delineated by such survey.

   The Company plans to spend approximately $8 million in connection with other exploration projects in areas outside the Trend. These activities will be largely exploratory in nature, and will involve substantial expenditures for seismic and leasing activities.

   Substantially all of the planned 1997 activity is discretionary. This allows the Company to make adjustments to its level of capital and exploratory expenditures based upon such factors as the availability of capital resources, product prices and drilling results. Thus, if the Company's ability or desire to conduct the planned activities is diminished or enhanced by any of these factors, the Company can modify its expenditures accordingly. The Company's current policy is to limit its annual Cotton Valley Exploratory Project expenditures to not more than 25% of its planned annual capital expenditures. However, the Company may modify this policy depending upon certain factors, including the Company's financial position, exploratory drilling success, technological advances, drilling activities conducted by third parties and current and anticipated product prices.

   The Company does not have any specified amounts of capital expenditures designated for acquisitions of proven properties in 1997. However, the Company plans to actively seek and evaluate acquisition opportunities and will commit only to those acquisitions which the Company can adequately finance through internal and external sources.

CAPITAL RESOURCES

   CREDIT FACILITY

   The Credit Facility provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or the elected borrowing limit, as determined by the Company. Based on its expected needs for 1997, the Company elected a borrowing limit of $35 million effective December 31, 1996, leaving $17 million of funds available at that date. The borrowing base is scheduled for redetermination in May 1997, at which time the Company may elect a higher borrowing limit, if such an increase in borrowing capacity is both needed and available. The Company intends to use such borrowing capacity, together with internally generated funds, to (i) finance its 1997 planned capital expenditure program in the Trend, (ii) conduct and evaluate the proprietary 3-D seismic survey as a part of the Cotton Valley Exploratory Project, and (iii) conduct certain other exploration projects presently under consideration.

   WORKING CAPITAL AND CASH FLOW

   During 1996, the Company generated cash flow from operating activities of $40.3 million and received proceeds from the sales of common stock and assets of $20.9 million. During the same period, the Company spent $33.1 million on capital expenditures and repaid $26.9 million on the Credit Facility.

   The Company's working capital deficit decreased from $13.7 million at December 31, 1995 to $3.4 million at December 31, 1996 due primarily to a reduction in current portion of long-term debt. The Credit Facility in effect at December 31, 1995 required monthly prepayments of $950,000, while the present Credit Facility does not require any prepayment as long as the advances are less than the borrowing base.

   Based on present levels of planned drilling and exploration activities, the Company will spend approximately $54 million on such activities in 1997 as compared to approximately $34 million in 1996. As a result, the Company anticipates that outstanding advances on its Credit Facility will increase during 1997.

   The Company believes that the funds available under the Credit Facility and cash provided by operations will be adequate to fund the Company's operations and projected capital and exploratory expenditures during 1997. However, because future cash flows and the availability of borrowings are subject to a number of variables, such as the level of production from existing wells, the Company's success in locating and producing new reserves, prevailing prices of oil and gas, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Cotton Valley Exploratory Project, there can be no assurance that the Company's capital resources will be sufficient to sustain the Company's exploratory and development activities. If such capital resources are insufficient, the Company may be required to cease or delay such activities.

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

   The Company uses various financial instruments, such as swaps and collars, whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the NYMEX or certain other indices. Generally, when the applicable settlement price is less than the price specified in the contract, the Company receives a settlement from the counterparty based on the difference. Similarly, when the applicable settlement price is higher than the specified price, the Company pays the counterparty based on the difference. The instruments utilized by the Company differ from futures contracts in that there is not a contractual obligation which requires or allows for the future physical delivery of the hedged products.

   Presently, the Company does not have any open positions in swap, collar or other financial hedging arrangements. However, the Company may enter into various hedging arrangements in the future in order to realize commodity prices which it considers favorable under the circumstances.

ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   For the financial statements and supplementary data required by this Item 8, see the Index to Consolidated Financial Statements included elsewhere in this Form 10-K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                               PART III


ITEM 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The Information required by this Item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after December 31, 1996.

ITEM 11 -  EXECUTIVE COMPENSATION

   The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after December 31, 1996.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after December 31, 1996.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after December 31, 1996.

                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

   For a list of the consolidated financial statements filed as part of this Form 10-K, see the Index to Consolidated Financial Statements on page F-1.

   No financial statement schedules are required to be filed as a part of this Form 10-K.

REPORTS ON FORM 8-K

   No reports on Form 8-K were filed during the quarter ended December 31, 1996.

EXHIBITS


EXHIBIT
UMBER                          DESCRIPTION OF EXHIBIT
-------   --------------------------------------------------------------------

  **3.1 Second Restated Certificate of Incorporation of the Company, filed as an exhibit to the Form S-2 Registration Statement, Registration No. 333-13441

  **3.2 Bylaws of the Company, filed as an exhibit to the Form S-1 Registration Statement, Registration No. 33-43350

 **10.1 Fifth Restated Loan Agreement dated as of July 18, 1996, among Clayton Williams Energy, Inc., Warrior Gas Co., CWEI Acquisitions, Inc., Bank One, Texas, N.A., Banque Paribas and the First National Bank of Chicago, filed as an exhibit to the June 30, 1996 Form 10-Q

  *10.2 First Amendment to Fifth Restated Loan Agreement dated December 31, 1996, among Clayton Williams Energy, Inc., Warrior Gas Co., CWEI Acquisitions, Inc., Bank One, Texas, N.A., Banque Paribas and the First National Bank of Chicago

 **10.3 1993 Stock Compensation Plan, filed as an exhibit to the Form S-8 Registration Statement, Registration No. 33-68318

 **10.4 First Amendment to 1993 Stock Compensation Plan, filed as an exhibit to the December 31, 1995 Form 10-K

 **10.5 Second Amendment to the 1993 Stock Compensation Plan, filed as an exhibit to the Form S-8 Registration Statement, Registration No. 33-68318

 **10.6 Outside Directors Stock Option Plan, filed as an exhibit to the Form S-8 Registration Statement, Registration No. 33-68316

 **10.7 First Amendment to Outside Directors Stock Option Plan, filed as an exhibit to the December 31, 1995 Form 10-K

 **10.8 Bonus Incentive Plan, filed as an exhibit to the Form S-8 Registration Statement, Registration No. 33-68320

EXHIBIT
UMBER                          DESCRIPTION OF EXHIBIT
-------   --------------------------------------------------------------------

 **10.9 Amended and Restated 401(k) Plan & Trust, filed as an exhibit to the December 31, 1995 Form 10-K

 **10.10 Second Amendment to Amended and Restated 401(k) Plan & Trust, filed as an exhibit to the December 31, 1995 Form 10-K

 **10.11 Third Amendment to Amended and Restated 401(k) Plan & Trust, filed as an exhibit to the December 31, 1995 Form 10-K

 **10.12 Outside Directors Stock Compensation Plan, filed as an exhibit to the Form S-8 Registration Statement, Registration No. 33-92832

 **10.13 First Amendment to Outside Directors Stock Compensation Plan, filed as an exhibit to the December 31, 1995 Form 10-K

  *10.14  Second Amendment to Outside Directors Stock Compensation Plan

 **10.15 Executive Incentive Stock Compensation Plan, filed as an exhibit to the Form S-8 Registration Statement, Registration No. 33-92834

  *10.16  First Amendment to Executive Incentive Stock Compensation Plan

 **10.17 Consolidation Agreement dated May 13, 1993 among Clayton Williams Energy, Inc., Warrior Gas Co. and the Williams Entities, filed as an exhibit to the Form S-1 Registration Statement, Registration No. 33-43350

 **10.18 Agreement dated April 23, 1993 between the Company and Robert C. Lyon, filed as an exhibit to the Form S-1 Registration Statement, Registration No. 33-43350

 **10.19 Service Agreement effective October 1, 1995 among Clayton Williams Energy, Inc. and certain Williams Entities, filed as an exhibit to the December 31, 1995 Form 10-K

  *21     Subsidiaries of the Registrant

  *23.1   Consent of Arthur Andersen LLP

  *23.2   Consent of Williamson Petroleum Consultants, Inc.

  *24.1   Power of Attorney

  *24.2 Certified copy of resolution of Board of Directors of Clayton Williams Energy, Inc. authorizing signature pursuant to Power of Attorney

  *27     Financial Data Schedules

-------------
    *     Filed herewith
   **     Incorporated by reference to the filing indicated

                                   SIGNATURES

 In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CLAYTON WILLIAMS ENERGY, INC.
                                (Registrant)

                                By:/s/ CLAYTON W. WILLIAMS, JR. *
                                   ----------------------------------
                                   Clayton W. Williams, Jr.
                                Chairman of the Board, President
                                   and Chief Executive Officer


   In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                          Title                           Date
   ---------                          -----                           ----

/s/ CLAYTON W. WILLIAMS, JR. *  Chairman of the Board,          March 24, 1997
------------------------------- President and Chief Executive
   Clayton W. Williams, Jr.     Officer and Director

      /s/ L. PAUL LATHAM        Executive Vice President,       March 24, 1997
------------------------------- Chief Operating Officer and
      L. Paul Latham            Director

      /s/ MEL G. RIGGS *        Senior Vice President -         March 24, 1997
------------------------------- Finance, Secretary, Treasurer,
         Mel G. Riggs           Chief Financial Officer and Director

    /s/ STANLEY S. BEARD *      Director                        March 24, 1997
-------------------------------
       Stanley S. Beard

/s/ WILLIAM P. CLEMENTS, JR. *   Director                       March 24, 1997
-------------------------------
   William P. Clements, Jr.

    /s/ ROBERT L. PARKER *       Director                       March 24, 1997
-------------------------------
       Robert L. Parker

* By: /s/ L. PAUL LATHAM
-------------------------------
        L. Paul Latham
       ATTORNEY-IN-FACT

                          CLAYTON WILLIAMS ENERGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             PAGE
                                                             ----

Report of Independent Public Accountants . . . . . . . .     F-2

Consolidated Balance Sheets. . . . . . . . . . . . . . .     F-3

Consolidated Statements of Operations. . . . . . . . . .     F-4

Consolidated Statements of Stockholders' Equity. . . . .     F-5

Consolidated Statements of Cash Flows. . . . . . . . . .     F-6

Notes to Consolidated Financial Statements . . . . . . .     F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Clayton Williams Energy, Inc.:

   We have audited the accompanying consolidated balance sheets of Clayton Williams Energy, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clayton Williams Energy, Inc. as of December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

   As discussed in Note 8, effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of."




                                              ARTHUR ANDERSEN LLP

Dallas, Texas
March 6, 1997

                          CLAYTON WILLIAMS ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                       DECEMBER 31,
                                                   -------------------
                                                    1996       1995
                                                   --------   --------
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . $  2,479    $  1,303
  Accounts receivable:
     Trade, net. . . . . . . . . . . . . . . . . .    1,876       1,184
     Affiliates. . . . . . . . . . . . . . . . . .       92         738
     Oil and gas sales . . . . . . . . . . . . . .   10,440       6,615
  Inventory. . . . . . . . . . . . . . . . . . . .      518         505
  Other. . . . . . . . . . . . . . . . . . . . . .      557         565
                                                   --------    --------
                                                     15,962      10,910
                                                   --------    --------
PROPERTY AND EQUIPMENT
  Oil and gas properties, successful
  efforts method . . . . . . . . . . . . . . . . .  354,532     325,268
  Natural gas gathering and processing
    systems. . . . . . . . . . . . . . . . . . . .    7,655       6,951
  Other. . . . . . . . . . . . . . . . . . . . . .    9,547       9,460
                                                   --------    --------
                                                    371,734     341,679
  Less accumulated depreciation, depletion
  and amortization . . . . . . . . . . . . . . .   (284,173)   (259,533)
                                                   --------    --------
     Property and equipment, net . . . . . . . . .   87,561      82,146
                                                   --------    --------
OTHER ASSETS . . . . . . . . . . . . . . . . . . .       75         105
                                                   --------    --------
                                                   $103,598    $ 93,161
                                                   --------    --------
                                                   --------    --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable:
     Trade . . . . . . . . . . . . . . . . . . . . $ 10,233    $  6,911
     Affiliates. . . . . . . . . . . . . . . . . .      615         346
     Oil and gas sales . . . . . . . . . . . . . .    7,454       4,813
  Current maturities of long-term debt . . . . . .      112      11,509
  Accrued liabilities and other. . . . . . . . . .      970       1,048
                                                   --------    --------
                                                     19,384      24,627
                                                   --------    --------
LONG-TERM DEBT . . . . . . . . . . . . . . . . . .   18,000      33,538
                                                   --------    --------
COMMITMENTS AND CONTINGENCIES. . . . . . . . . . .      -           -
                                                   --------    --------
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.10 per share;
   authorized - 3,000,000 shares; issued and
   outstanding - none. . . . . . . . . . . . . . .      -           -
  Common stock, par value $.10 per share;
   authorized - 15,000,000 shares; issued and
   outstanding - 8,927,658 shares in 1996 and
   7,409,664 shares in 1995. . . . . . . . . . . .      893         741
  Additional paid-in capital . . . . . . . . . . .   70,248      52,912
  Retained deficit . . . . . . . . . . . . . . . .   (4,927)    (18,657)
                                                   --------    --------
                                                     66,214      34,996
                                                   --------    --------
                                                   $103,598    $ 93,161
                                                   --------    --------
                                                   --------    --------

             The accompanying notes are an integral part of these
                    consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share)


                                        YEAR ENDED DECEMBER 31,
                                      ---------------------------
                                       1996       1995      1994
                                      ------     ------    ------
REVENUES
  Oil and gas sales. . . . . . . . .  $60,610   $43,883   $43,617
  Natural gas services . . . . . . .    4,281     5,388     5,868
                                      -------   -------   -------
     Total revenues. . . . . . . . .   64,891    49,271    49,485
                                      -------   -------   -------

COSTS AND EXPENSES
  Lease operations . . . . . . . . .   14,776    13,533    12,775
  Exploration. . . . . . . . . . . .    1,633     1,555     7,139
  Natural gas services . . . . . . .    3,437     3,714     3,510
  Depreciation, depletion and
  amortization . . . . . . . . . . .   23,758    25,110    25,248
  Impairment of property and
   equipment . . . . . . . . . . . .    1,186    10,259       -
  General and administrative . . . .    3,266     3,708     5,659
                                      -------   -------   -------
     Total costs and expenses. . . .   48,056    57,879    54,331
                                      -------   -------   -------
     Operating income (loss) . . . .   16,835    (8,608)   (4,846)
                                      -------   -------   -------
OTHER INCOME (EXPENSE)
  Interest expense . . . . . . . . .   (3,440)   (5,493)   (4,461)
  Other. . . . . . . . . . . . . . .      335     6,022       759
                                      -------   -------   -------
     Total other income (expense). .   (3,105)      529    (3,702)
                                      -------   -------   -------
INCOME (LOSS) BEFORE INCOME TAXES. .   13,730    (8,079)   (8,548)
                                      -------   -------   -------
INCOME TAX EXPENSE
  Current. . . . . . . . . . . . . .      -         -         -
  Deferred . . . . . . . . . . . . .      -         -         -
                                      -------   -------   -------
     Total income tax expense. . . .      -         -         -
                                      -------   -------   -------
NET INCOME (LOSS). . . . . . . . . .  $13,730   $(8,079)  $(8,548)
                                      -------   -------   -------
                                      -------   -------   -------
Net income (loss) per common
 share . . . . . . . . . . . . . . .  $  1.77   $ (1.31)  $ (1.50)
                                      -------   -------   -------
                                      -------   -------   -------
Weighted average common shares
 outstanding . . . . . . . . . . . .    7,775     6,165     5,700
                                      -------   -------   -------
                                      -------   -------   -------



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                     COMMON STOCK
                                    ---------------   ADDITIONAL
                                    NO. OF     PAR      PAID-IN    RETAINED
                                    SHARES    VALUE     CAPITAL     DEFICIT     TOTAL
                                    ------    -----   ----------   --------     -----
BALANCE, December 31, 1993 . . .     5,700    $ 570     $48,934   $ (2,030)   $ 47,474

 Net loss. . . . . . . . . . . .       -        -          -        (8,548)     (8,548)
                                    ------    -----     -------   --------    --------
BALANCE, December 31, 1994 . . .     5,700      570      48,934    (10,578)     38,926

 Sale of stock through rights
  offering, net of offering
  costs. . . . . . . . . . . . .     1,599      160       3,648        -         3,808
 Issuance of stock through
  compensation plans . . . . . .       111       11         330        -           341
 Net loss. . . . . . . . . . . .       -        -          -        (8,079)     (8,079)
                                    ------    -----     -------   --------    --------
BALANCE, December 31, 1995 . . .     7,410    $ 741     $52,912   $(18,657)   $ 34,996

 Sale of stock through secondary
  public offering, net of offering
  costs. . . . . . . . . . . . .     1,428      143      16,874        -        17,017
 Issuance of stock through
  compensation plans . . . . . .        90        9         462        -           471
 Net income. . . . . . . . . . .       -        -          -        13,730      13,730
                                    ------    -----     -------   --------    --------
BALANCE, December 31, 1996 . . .     8,928    $ 893     $70,248   $ (4,927)   $ 66,214
                                    ------    -----     -------   --------    --------
                                    ------    -----     -------   --------    --------


                 The accompanying notes are an integral part of these
                         consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             Year Ended December 31,
                                                        ---------------------------------
                                                           1996         1995      1994
                                                        ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss). . . . . . . . . . . . . . . . . .  $  13,730   $  (8,079)  $  (8,548)
  Adjustments to reconcile net income (loss) to cash
    provided by operating activities:
      Depreciation, depletion and amortization . . . .     23,758      25,110      25,248
      Impairment of property and equipment . . . . . .      1,186      10,259          -
      Exploration costs. . . . . . . . . . . . . . . .        597       1,472       6,227
      Gain on sales of property and equipment. . . . .       (293)     (5,978)        (11)
      Other. . . . . . . . . . . . . . . . . . . . . .        445         341          -
  Changes in operating working capital:
      Accounts receivable. . . . . . . . . . . . . . .     (3,871)        121       2,964
      Accounts payable . . . . . . . . . . . . . . . .      4,824         737      (2,197)
      Other. . . . . . . . . . . . . . . . . . . . . .        (70)        220         (11)
                                                        ---------   ---------   ---------
          Net cash provided by operating activities. .     40,306      24,203      23,672
                                                        ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment. . . . . . . . .    (33,100)    (20,433)    (35,330)
  Proceeds from sales of property and equipment. . . .      3,862       7,950         880
                                                        ---------   ---------   ---------
          Net cash used in investing activities. . . .    (29,238)    (12,483)    (34,450)
                                                        ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt . . . . . . . . . . . .         -           -       17,200
  Repayments of long-term debt . . . . . . . . . . . .    (26,935)    (15,656)     (5,942)
  Proceeds from sale of common stock . . . . . . . . .     17,043       3,808          -
                                                        ---------   ---------   ---------
          Net cash provided by (used in) financing
           activities. . . . . . . . . . . . . . . . .     (9,892)    (11,848)     11,258
                                                        ---------   ---------   ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .      1,176       (128)         480
CASH AND CASH EQUIVALENTS
    Beginning of period. . . . . . . . . . . . . . . .      1,303       1,431         951
                                                        ---------   ---------   ---------
    End of period. . . . . . . . . . . . . . . . . . .  $   2,479   $   1,303   $   1,431
                                                        ---------   ---------   ---------
                                                        ---------   ---------   ---------

SUPPLEMENTAL DISCLOSURES
  Cash paid for interest, net of amounts
    capitalized. . . . . . . . . . . . . . . . . . . .  $   3,434   $   5,613   $   4,860
                                                        ---------   ---------   ---------
                                                        ---------   ---------   ---------


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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ESTIMATES AND ASSUMPTIONS
     The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of Clayton Williams Energy, Inc. and its subsidiaries (collectively, the "Company"). The Company accounts for its interests in joint ventures and partnerships (all of which are undivided) using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are consolidated with other operations. All significant intercompany transactions and balances associated with the consolidated operations have been eliminated.

     OIL AND GAS PROPERTIES
     The Company follows the successful efforts method of accounting for its oil and gas properties, whereby costs of productive wells, developmental dry holes and productive leases are capitalized and amortized using the unit-of-production method based on estimated proved reserves. Sales proceeds from sales of individual properties are credited to property costs. No gain or loss is recognized until the entire amortization base is sold or abandoned.

     Costs of acquisition of leaseholds are capitalized. Unproved oil and gas properties with significant acquisition costs are periodically assessed and any impairment in value is charged to exploration costs. The amount of impairment recognized on unproved properties which are not individually significant is determined by amortizing the costs of such properties within appropriate groups based on the Company's historical experience, acquisition dates and average lease terms. The costs of unproved properties which are determined to hold proved reserves are transferred to proved oil and gas properties.

     Exploration costs, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs, including the cost of stratigraphic test wells, are initially capitalized but charged to exploration expense if and when the well is determined to be unsuccessful.

     NATURAL GAS AND OTHER PROPERTY AND EQUIPMENT
     Natural gas gathering and processing systems consist primarily of gas gathering pipelines, compressors and gas processing plants. Other property and equipment consists primarily of field

                          CLAYTON WILLIAMS ENERGY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


equipment and facilities, office equipment, leasehold improvements and vehicles. Major renewals and betterments are capitalized while the costs of repairs and maintenance are charged to expense as incurred. The costs of assets retired or otherwise disposed of and the applicable accumulated depreciation are removed from the accounts, and any gain or loss is included in other income in the accompanying consolidated statements of operations.

     Depreciation of natural gas gathering and processing systems and other property and equipment is computed on the straight-line method over the estimated useful lives of the assets, which range from 3 to 32 years.

     VALUATION OF PROPERTY AND EQUIPMENT
     The Company follows the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets" ("SFAS 121") which requires that the Company's long-lived assets, including its oil and gas properties, be assessed for potential impairment in their carrying values whenever events or changes in circumstances indicate such impairment may have occurred.

     INCOME TAXES
     The Company follows the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under this method of accounting for income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in enacted tax rates is recognized in income in the period that includes the enactment date.

     INVENTORY
     Inventory consists primarily of tubular goods and other well equipment which the Company plans to utilize in its ongoing exploration and development activities and is carried at the lower of cost or market value.

     CAPITALIZATION OF INTEREST
     Interest costs associated with maintaining the Company's inventory of unproved oil and gas properties are capitalized. During the years ended December 31, 1996, 1995 and 1994, the Company capitalized interest totaling approximately $68,000, $85,000 and $192,000, respectively.

     STATEMENTS OF CASH FLOWS
     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     NET INCOME (LOSS) PER COMMON SHARE
     Net income (loss) per common share is based on the weighted average number of common and common equivalent shares, if dilutive, outstanding during each period. Common stock equivalents were not included in the computation of net income (loss) per share in 1995 or 1994 since the effect was anti-dilutive.

     STOCK-BASED COMPENSATION
     The Company accounts for stock-based compensation utilizing the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25
("APB 25"), "Accounting for Stock Issued to Employees."

                        CLAYTON WILLIAMS ENERGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)


   REVENUE RECOGNITION AND GAS BALANCING
   The Company utilizes the sales method of accounting for natural gas revenues whereby revenues are recognized based on the amount of gas sold to purchasers. The amount of gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company had no significant imbalance positions at December 31, 1996, 1995 or 1994.

3. LONG-TERM DEBT

   Long-term debt consists of the following:

                                                                DECEMBER 31,
                                                             -----------------
                                                               1996      1995
                                                             -------   -------
                                                               (IN THOUSANDS)
   Secured Bank Credit Facility (matures July 31, 1999):
      Revolving loan . . . . . . . . . . . . . . . . . . .   $18,000   $17,000
      Term loan. . . . . . . . . . . . . . . . . . . . . .       -      27,825
   Other . . . . . . . . . . . . . . . . . . . . . . . . .       112       222
                                                             -------   -------
                                                              18,112    45,047
   Less current maturities . . . . . . . . . . . . . . . .       112    11,509
                                                             -------   -------
                                                             $18,000   $33,538
                                                             -------   -------
                                                             -------   -------


   Aggregate maturities of long-term debt at December 31, 1996 are as follows:
1997 - $112,000;  1998 - $0; and 1999 - $18,000,000.

   SECURED BANK CREDIT FACILITY
   The Company's secured bank credit facility provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or the elected borrowing limit, as determined by the Company. At December 31, 1996, the elected borrowing limit was $35 million, and the available credit on the revolving facility was $17 million. The borrowing base is scheduled to be redetermined in May 1997 and at least semi-annually thereafter; however, the Company or the banks may request a borrowing base redetermination at any other time during the year. Any redetermination will be made at the discretion of the banks. If, at any time, outstanding advances plus letters of credit exceed the borrowing base, the Company will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments or (iii) elect to convert the entire amount of the facility to a term obligation based on amortization formulas set forth in the loan agreement. Substantially all of the Company's oil and gas properties are pledged to secure advances under the secured bank credit facility.

   All outstanding balances on the secured bank credit facility may be designated, at the Company's option, as either "Base Rate Loans" or "Eurodollar Loans" (as defined in the agreement), provided that not more than two Eurodollar traunches may be outstanding at any time. Base Rate Loans will bear interest at the fluctuating Base Rate plus a Base Rate Margin ranging from 0% to 3/8% per annum, depending on levels of outstanding advances and letters of credit. Eurodollar Loans will bear interest at the LIBOR rate for a fixed period of time elected by the Company plus a Eurodollar Margin ranging from 1% to 1.75% per annum. At December 31, 1996, all of the Company's indebtedness under this facility consisted of Eurodollar Loans at 7.1%.

   In addition, the Company pays the banks a commitment fee equal to 1/4% per annum on the unused portion of the revolving loan commitment. Interest on the revolving loan and commitment fees are payable quarterly, and all outstanding principal and interest will be due July 1, 1999.

                        CLAYTON WILLIAMS ENERGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)


4. STOCKHOLDERS' EQUITY

   In September 1995, the Company received $3,808,000, net of offering costs of $93,000, from the sale of 1,598,971 shares of common stock at a price of $2.44 per share pursuant to a registered rights offering made to stockholders of record on August 18, 1995. Proceeds from the offering were used to repay indebtedness on the secured bank credit facility.

   In November 1996, the Company received $17,017,000, net of underwriters discounts and other offering costs totaling $1,541,000, from the sale of 1,427,500 shares of common stock to the public at a price of $13.00. Proceeds from the offering were used to repay indebtedness on the secured bank credit facility.

   Subsequent to December 31, 1996, the Company's Board of Directors authorized the Company to spend up to $2 million to repurchase shares of its common stock on the open market to be held as treasury stock. Through March 20, 1997, the Company had purchased 70,000 shares at a cost of $1,115,000.

5. STOCK COMPENSATION PLANS

   1993 PLAN
   The Company has reserved 898,200 shares of common stock for issuance under the 1993 Stock Compensation Plan ("1993 Plan"). The 1993 Plan provides for the issuance of nonqualified stock options with an exercise price which is not less than the market value of the Company's common stock on the date of grant. All options granted through December 31, 1996 expire 10 years from the date of grant and become exercisable at 25% per year beginning one year from the date of grant.

   The following table reflects activity in the 1993 Plan for 1996, 1995 and 1994.

                                          1996                     1995                  1994
                                  -------------------      ------------------    ------------------
                                             Weighted                Weighted              Weighted
                                              Average                 Average               Average
                                  Shares       Price       Shares      Price     Shares      Price
                                  -------    --------      -------   --------    -------   --------
Beginning of year . . . . . . .   151,601     $ 2.45       149,101     $7.25     276,937     $15.75
  Granted (a) . . . . . . . . .   321,500     $11.03       149,101     $2.38     149,101     $ 7.25
  Exercised . . . . . . . . . .   (10,410)    $ 2.38           -          -          -           -
  Forfeited . . . . . . . . . .    (3,925)    $ 2.82       (18,540)    $7.25     (33,785)    $15.75
  Cancelled (b) . . . . . . . .       -           -       (128,061)    $7.25    (243,152)    $15.75
                                  -------                 --------              --------
End of year . . . . . . . . . .   458,766     $ 8.46       151,601     $2.45     149,101      $7.25
                                  -------                 --------              --------
                                  -------                 --------              --------

Exercisable . . . . . . . . . .   104,449     $ 2.47        75,800     $2.45      37,275      $7.25
                                  -------                 --------              --------
                                  -------                 --------              --------
Issuable (c). . . . . . . . . .   439,434                  146,599               149,099
                                  -------                 --------              --------
                                  -------                 --------              --------

   --------------
   (a) The Company granted options to purchase 121,500 shares in March 1996 at an option price of $3.25 per share and 200,000 shares in December 1996 at an option price of $15.75 per share.
   (b) During 1994, the Company offered participants the opportunity to exchange options issued in 1993 at $15.75 per share for a lesser number of options with an exercise price of $7.25 per share. In 1995, the Company offered to exchange substantially all of the options issued in 1994 with an exercise price of $7.25 per share for new options with an exercise price of $2.38 per share.
   (c) At December 31, 1995 and 1994, the Company had 298,200 shares reserved for issuance under the 1993 Plan.

                           CLAYTON WILLIAMS ENERGY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   DIRECTORS PLAN
   The Company has reserved 86,300 shares of common stock for issuance under the Outside Directors Stock Option Plan ("Directors Plan"). Since inception of the Directors Plan, the Company has issued options covering 12,000 shares of common stock (3,000 per year from 1993 through 1996) at option prices ranging from $3.25 to $15.75 per share. All options expire 10 years from the date of grant and are fully exercisable upon issuance. At December 31, 1996, options to purchase 12,000 shares were outstanding, and 74,300 shares remain available for future grants.

   BONUS INCENTIVE PLAN
   The Company has reserved 115,500 shares of common stock for issuance under the Bonus Incentive Plan. The plan provides that the Board of Directors each year may award bonuses in cash, common stock of the Company, or a combination thereof. To date, no bonuses in cash or stock have been awarded under this plan.

   STOCK COMPENSATION PLANS
   In May 1995, the Company's Board of Directors adopted two stock compensation plans, one for selected officers and one for outside directors of the Company, permitting the Company to pay all or part of selected executives' salaries and all outside director's fees in shares of common stock in lieu of cash. The Company reserved an aggregate of 650,000 shares of common stock for issuance under these plans. During 1996 and 1995, the Company issued Mr. Williams 67,785 and 101,663 shares, respectively, of common stock in lieu of cash compensation aggregating $384,000 and $312,000, respectively, and issued 11,581 and 9,030 shares, respectively, to three outside directors in lieu of cash compensation aggregating $61,000 and $29,000, respectively. The amounts of such compensation are included in general and administrative expense in the accompanying consolidated financial statements. Effective January 1, 1997, the Company terminated the outside directors stock compensation plan.

   SUPPLEMENTAL DISCLOSURE
   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 establishes a fair value method and disclosure standards for stock-based employee compensation arrangements, such as stock option plans. As permitted by SFAS 123, the Company has elected to continue following the provisions of APB 25 for such stock-based compensation, under which no compensation expense has been recognized. Had compensation expense for these plans been determined consistent with SFAS 123, the Company's net income
(loss) and net income (loss) per share would have been as follows:

                                            1996      1995
                                        -----------------------
                                    (In thousands, except per share)
   Net income (loss):
      As reported. . . . . . . . . . . .  $13,730   $(8,079)
      Pro forma. . . . . . . . . . . . .  $13,558   $(8,170)

   Net income (loss) per share:
      As reported. . . . . . . . . . . .  $  1.77   $ (1.31)
      Pro forma. . . . . . . . . . . . .  $  1.74   $ (1.33)


   SFAS 123 requires the use of option valuation models which were generally developed for use in estimating the fair value of traded options which have no vesting restrictions, are fully transferrable and

                           CLAYTON WILLIAMS ENERGY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

generally have shorter life expectancies. These valuation models also require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock option plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   For purposes of the above pro forma disclosures, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1996 and 1995, respectively: risk-free interest rates of 5.8%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of .561 and .411; and a life expectancy of each option of 5.1 and 4.8 years.

6. TRANSACTIONS WITH AFFILIATES

   During the periods presented, the Company and various entities controlled by Mr. Williams provided certain general and administrative services to one another. General and administrative expenses in the accompanying financial statements are net of charges by the Company to affiliates for services aggregating $615,000, $772,000 and $855,000 for the years ended December 31, 1996, 1995 and 1994, respectively, and include charges to the Company by affiliates for rents and services aggregating $235,000, $289,000 and $512,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

   Prior to October 1995, the Company owned a 90% interest in the Mentone gas plant constructed in 1993 to process gas from two wells in Loving County, Texas pursuant to a long-term contract. The two wells were substantially owned by entities controlled by Mr. Williams. Because the plant and the wells are largely dependent upon each other for their economic viability, the Company and the entities controlled by Mr. Williams contributed their respective interests in the plant and wells to a partnership effective October, 1995. After recoupment of certain workover costs borne by the original well owners, the Partnership was dissolved in 1996, and the Company received an undivided 45% interest in the wells, proportionately reduced to the original well owners' interests, and retained a 45% interest in the plant.

   Accounts receivable from affiliates and accounts payable to affiliates include, among other things, amounts for charges whereby the Company is the operator of certain wells in which affiliates own an interest. These charges are on terms which are consistent with the terms offered to unaffiliated third parties which own interests in wells operated by the Company.

7. COMMITMENTS AND CONTINGENCIES

   LEASES
   The Company leases office space from affiliates and nonaffiliates under noncancelable operating leases. Rental expense pursuant to the office leases amounted to $398,000, $453,000 and $489,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Included in property and equipment are assets under capital leases aggregating $133,000, $233,000 and $528,000 net of accumulated depreciation, at December 31, 1996, 1995 and 1994, respectively.

                           CLAYTON WILLIAMS ENERGY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Future minimum payments under noncancelable leases at December 31, 1996, are as follows:

                                           CAPITAL    OPERATING
                                           LEASES       LEASES
                                          --------    ---------
                                              (IN THOUSANDS)

   1997. . . . . . . . . . . . . . . . .  $   118     $   530
   1998. . . . . . . . . . . . . . . . .      -           117
   1999. . . . . . . . . . . . . . . . .      -             3
                                          --------    -------
       Total minimum lease payments. . .      118     $   650
                                                      -------
                                                      -------
   Less amount representing interest . .       (6)
                                          --------
       Present value of net minimum
        lease payments . . . . . . . . .  $   112
                                          --------
                                          --------

   CONCENTRATION OF CREDIT RISK
   The Company's revenues are derived principally from uncollateralized sales to customers in the oil and gas industry. The concentration of credit risk in a single industry affects the Company's overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company has not experienced significant credit losses on such receivables.

   FORWARD SALES TRANSACTIONS
   The Company accounts for forward sale and put option arrangements as hedging activities and, accordingly, gains and losses are included in oil and gas revenues in the period the hedged production is sold. Included in oil and gas revenues are net losses totaling $1,156,000 in 1996 (comprised of losses of $1,299,000 partially offset by gains of $143,000), $342,000 in 1995 (comprised of losses of $426,000 partially offset by gains of $84,000) and $78,000 in 1994 (comprised of losses of $238,000 partially offset by gains of $160,000). At December 31, 1996, none of the Company's future oil and gas production was subject to hedging arrangements.

   LEGAL PROCEEDINGS
   In April 1994, the Fifth Circuit Court of Appeals reversed a judgment against the Company for approximately $600,000 in damages. The case was settled with no damages being assessed against the Company. Accordingly, the Company reversed the previously recorded loss provision, resulting in the recognition of $600,000 of other income during 1994.

   The Company is a defendant in a suit styled The State of Texas, et al v. Union Pacific Resources Company et al, presently pending in Lee County, Texas. The suit attempts to establish a class action consisting of unidentified royalty and working interest owners throughout the State of Texas. Among other things, the plaintiffs are seeking actual and exemplary damages for alleged violation of various statutes relating to common carriers and common purchasers of crude oil including discrimination in the purchase of oil by giving preferential treatment to defendants' own oil and conspiring to keep the posted price or sales price of oil below market value. A general denial has been filed. Because the Company is neither a common purchaser nor common carrier of oil, management of the Company believes there is no merit to the allegations as they relate to the Company or its operations.

   The Company is involved in various legal proceedings arising in the normal course of its business, including actions for which insurance coverage is available. While the ultimate results of these proceedings cannot be predicted with certainty, the Company does not believe that the outcome of any of these matters will have, individually or in the aggregate, a material adverse effect on its financial

                           CLAYTON WILLIAMS ENERGY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

condition; however, they could have a material impact on results of operations in an annual or interim period.

8. IMPAIRMENT OF PROPERTY AND EQUIPMENT

   Effective October 1, 1995, the Company adopted SFAS 121 and recorded a provision for impairment of property and equipment totaling $10.3 million, of which $9.1 million related to proved oil and gas properties and $1.2 million related to gas gathering and processing systems. Substantially all of the impaired assets are located in the Pearsall Field of South Texas.

   During 1996, the Company recorded an additional provision for impairment under SFAS 121 of $1.2 million resulting from a revision in reserve estimates subsequent to December 31, 1995, attributable to a proved undeveloped location in the Texas Gulf Coast area.

9. SALES OF ASSETS

   In August 1995, XCEL Gas Company, a general partnership in which the Company owns a 77% interest, sold its interest in a gas gathering system, and the Company sold its 43% interest in the El Campo gas processing system, for aggregate net proceeds of $7.7 million, resulting in a combined gain on sale of property and equipment of $6.0 million, net to the Company. The Company used the proceeds from these sales to repay indebtedness on the secured bank credit facility.

   In January 1996, the Company sold its rights to the Buda and Georgetown formations under approximately 28,000 net acres in Robertson County, Texas for $3.5 million. The net proceeds were used to repay indebtedness on the secured bank credit facility. No gain or loss was recognized on the sale.

10. INCOME TAXES

   Since the Consolidation discussed in Note 1, the Company has incurred net losses for financial reporting purposes aggregating $4.9 million and has recognized cumulative tax losses of approximately $36 million which can be carried forward and used to offset future taxable income. Tax loss carryforwards begin to expire in 2008. Due to the uncertainty of realizing the related future benefits from tax loss carryforwards, valuation allowances have been recorded to the extent net deferred tax assets exceed net deferred tax liabilities at December 31, 1996, 1995 and 1994.

   The tax effected temporary differences and tax loss carryforwards which comprise net deferred tax assets and liabilities are as follows:

                                               DECEMBER 31,
                                     -------------------------------
                                       1996       1995        1994
                                     --------   --------    --------
                                             (IN THOUSANDS)
Deferred tax assets (liabilities):
 Depreciable and depletable
  property . . . . . . . . . .      $(10,216)   $ (4,030)  $ (6,153)
 Tax loss carryforwards. . . .        12,737      11,305     10,533
 Other . . . . . . . . . . . .           929         912      1,057
 Valuation allowance . . . . .        (3,450)     (8,187)    (5,437)
                                    --------    --------   --------
   Net deferred tax asset
    (liability). . . . . . . .      $   -       $   -      $    -
                                    --------    --------   --------
                                    --------    --------   --------

                           CLAYTON WILLIAMS ENERGY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    The reduction in the valuation allowance from $8,187,000 at December 31, 1995 to $3,450,000 at December 31, 1996 is due to the expected future improvement in financial results of the Company based on its reduced debt levels and improved operating results. All of the difference between the statutory income tax rate and the effective income tax rate is attributable to the change in the valuation allowance.

11. TERMINATION OF ARGENTINA VENTURE

    During 1994, the Company conducted certain exploration activities in the Colhue Huapi area of Argentina pursuant to an exploration agreement with CAPEX S.A. This agreement obligated the Company to drill a minimum of six wells by March 1, 1995, as extended, or pay a contract termination fee of $437,500 per well for each well not drilled. The Company drilled two of the six obligation wells, and based upon its evaluation of the drilling results, elected not to drill any additional wells in the area. In February 1995, the Company sold its entire interest in the Argentina venture to Occidental Petrolera de Argentina, Ltd. for $100,000 and secured a release from all drilling commitments and obligations under the original agreement, including any obligation to pay termination fees. The 1994 results of operations include exploration costs of $2,481,000 and general and administrative expenses of $601,000 attributable to the Argentina venture. Results of operations in 1995 from this venture were insignificant.

12. COSTS OF OIL AND GAS PROPERTIES

    The following table sets forth certain information with respect to costs incurred in connection with the Company's oil and gas producing activities:

                                        YEAR ENDED DECEMBER 31,
                                     ----------------------------
                                       1996      1995      1994
                                     --------  --------  --------
                                            (IN THOUSANDS)
   Property acquisitions:
       Proved. . . . . . . . . . .   $ 1,375   $   -     $10,199
       Unproved. . . . . . . . . .     5,002     2,254     2,325
   Developmental costs . . . . . .    20,931    16,823    13,136
   Exploratory costs . . . . . . .     6,306     1,407     5,699
                                     --------  --------  --------
                                     $33,614   $20,484   $31,359
                                     --------  --------  --------
                                     --------  --------  --------

   The following table sets forth the capitalized costs for oil and gas properties:

                                                    DECEMBER 31,
                                               --------------------
                                                  1996       1995
                                               ---------   --------
                                                  (IN THOUSANDS)

   Proved properties . . . . . . . . . . . .   $ 349,752  $ 318,179
   Unproved properties . . . . . . . . . . .       4,780      7,089
                                               ---------  ---------
   Total capitalized costs . . . . . . . . .     354,532    325,268
   Accumulated depreciation, depletion and
     amortization. . . . . . . . . . . . . .    (269,961)  (246,034)
                                               ---------  ---------
       Net capitalized costs . . . . . . . .   $  84,571  $  79,234
                                               ---------  ---------
                                               ---------  ---------

13. OIL AND GAS RESERVE INFORMATION (UNAUDITED)

    The estimates of proved oil and gas reserves utilized in the preparation of the consolidated financial statements were prepared by independent petroleum engineers. Such estimates are in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve reports be prepared under economic and operating conditions existing at the registrant's year end with no provision for price and cost escalations except by contractual arrangements. The Company's reserves are substantially located onshore in the United States.

   The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of the Company's proved reserves is undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

   The following table sets forth proved oil and gas reserves together with the changes therein (oil in MBbls, gas in MMcf, gas converted to MBOE at one MBbl per six MMcf):

                                                                       DECEMBER 31,
                                    ---------------------------------------------------------------------------------
                                                1996                      1995                       1994
                                    -------------------------   -------------------------  --------------------------
                                      Oil     Gas       MBOE      Oil      Gas     MBOE      Oil      Gas      MBOE
                                    ------- -------   -------   -------  ------- --------  ------   -------  --------
Proved reserves
 Beginning of period . . . . . . .   5,963   39,496    12,546    5,304   46,691   13,086    5,671    59,418   15,574
 Revisions . . . . . . . . . . . .     457   (2,359)       64       98     (914)     (54)    (403)  (11,565)  (2,329)
 Extensions and discoveries. . . .   4,077      113     4,096    2,392      564    2,486    1,321       676    1,433
 Purchases of minerals-in-place. .     213    4,132       902      -        -        -        424     6,531    1,512
 Production. . . . . . . . . . . .  (2,203)  (5,584)   (3,134)  (1,831)  (6,845)  (2,972)  (1,709)   (8,369)  (3,104)
                                    -------  -------   -------  -------  -------  -------  -------  --------  -------
 End of period . . . . . . . . . .   8,507   35,798    14,474   5,9633    9,496   12,546    5,304    46,691   13,086
                                    -------  -------   -------  -------  -------  -------  -------  --------  -------
                                    -------  -------   -------  -------  -------  -------  -------  --------  -------
Proved developed reserves
 Beginning of period . . . . . . .   5,381   31,668    10,659    4,635   38,505   11,052    4,702    43,366   11,930
                                    -------  -------   -------  -------  -------  -------  -------  --------  -------
                                    -------  -------   -------  -------  -------  -------  -------  --------  -------
 End of period . . . . . . . . . .   7,199   30,496    12,282    5,381   31,668   10,659    4,635    38,505   11,052
                                    -------  -------   -------  -------  -------  -------  -------  --------  -------
                                    -------  -------   -------  -------  -------  -------  -------  --------  -------

   The standardized measure of discounted future net cash flows relating to proved reserves was as follows:

                                              DECEMBER 31,
                                    -------------------------------
                                      1996       1995        1994
                                    --------   --------    --------
                                             (IN THOUSANDS)

   Future cash inflows . . . . . .  $342,576   $191,191   $165,043
   Future costs:
       Production. . . . . . . . .   (93,359)   (55,626)   (52,020)
       Development . . . . . . . .   (15,543)    (9,295)    (8,280)
       Income taxes. . . . . . . .   (50,508)    (9,875)       -
                                    --------   --------   --------
   Future net cash flows . . . . .   183,166    116,395    104,743
   10% discount factor . . . . . .   (47,453)   (27,565)   (30,533)
                                    --------   --------   --------
   Standardized measure of
    discounted future net cash
    flows. . . . . . . . . . . . .  $135,713   $ 88,830   $ 74,210
                                    --------   --------   --------
                                    --------   --------   --------

                          CLAYTON WILLIAMS ENERGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Changes in the standardized measure of discounted future net cash flows relating to proved reserves were as follows:
                                                   YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                 1996       1995       1994
                                               --------   --------   --------
                                                       (IN THOUSANDS)

Standardized measure, beginning of period . .  $ 88,830   $ 74,210   $ 89,897
Net changes in sales prices, net of
 production costs . . . . . . . . . . . . . .    56,812     12,515     (9,926)
Revisions of quantity estimates . . . . . . .       811       (383)   (12,917)
Accretion of discount . . . . . . . . . . . .     8,883      7,421      9,072
Changes in future development costs,
 including development costs incurred
 that reduced future development costs. . . .     5,713      3,777     10,415
Changes in timing and other . . . . . . . . .      (887)    (3,460)    (2,196)
Net change in income taxes. . . . . . . . . .   (24,957)       -          819
Extensions and discoveries. . . . . . . . . .    38,703     25,100      9,479
Sales, net of production costs. . . . . . . .   (45,834)   (30,350)   (30,842)
Purchases of minerals-in-place. . . . . . . .     7,639       -        10,409
                                               --------   --------   --------
Standardized measure, end of period . . . . .  $135,713   $ 88,830   $ 74,210
                                               --------   --------   --------
                                               --------   --------   --------

                                INDEX TO EXHIBITS

EXHIBIT                                                               SEQUENTIAL
NUMBER              DESCRIPTION OF EXHIBIT                           PAGE NUMBER
--------  --------------------------------------------------------   -----------
 10.2     First Amendment to Fifth Restated Loan Agreement dated
          December 31, 1996, among Clayton Williams Energy, Inc.,
          Warrior Gas Co., CWEI Acquisitions, Inc., Bank One,
          Texas, N.A., Banque Paribas and the First National Bank of Chicago

 10.14    Second Amendment to Outside Directors Stock Compensation
          Plan

 10.16    First Amendment to Executive Incentive Stock Compensation
          Plan

 21       Subsidiaries of the Registrant

 23.1     Consent of Arthur Andersen LLP

 23.2     Consent of Williamson Petroleum Consultants, Inc.

 24.1     Power of Attorney

 24.2 Certified copy of resolution of Board of Directors of Clayton Williams Energy, Inc. authorizing signature pursuant to Power of Attorney

 27       Financial Data Schedules