Form 10-Q
period 1997-03-31
CLAYTON WILLIAMS ENERGY INC /DE
filed 1997-05-06
CIK 880115

                                     UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


/XX/               Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                         or

/  /              Transition Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
               For the transition period from ___________ to __________

                            COMMISSION FILE NO. 0-20838

                            CLAYTON WILLIAMS ENERGY, INC.
             --------------------------------------------------------
              (Exact name of Registrant as specified in its charter)

                     DELAWARE                              75-2396863
         -------------------------------             ----------------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)              Identification Number)


       6 DESTA DRIVE, SUITE 6500, MIDLAND, TEXAS           79705-5510
       -----------------------------------------           ----------
       (Address of principal executive offices)            (Zip code)


    Registrant's Telephone Number, including area code:   (915) 682-6324

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

                              YES  /XX/   NO  /  /

    NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 2,
1997......8,881,225

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         CLAYTON WILLIAMS ENERGY, INC.
                               TABLE OF CONTENTS


                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                           PAGE
                                                                        ----
         Consolidated Balance Sheets as of March 31, 1997
          and December 31, 1996 ......................................    3

         Consolidated Statements of Operations for the three months
          ended March 31, 1997 and 1996 ..............................    4

         Consolidated Statements of Cash Flows for the three months
          ended March 31, 1997 and 1996 ..............................    5

         Notes to Consolidated Financial Statements ..................    6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS .........................    9



                             PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ............................   15


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            CLAYTON WILLIAMS ENERGY, INC.
                            CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN THOUSANDS)

                                      ASSETS

                                                   MARCH 31,   DECEMBER 31,
                                                     1997          1996
                                                ------------   ------------
                                                 (UNAUDITED)
CURRENT ASSETS
    Cash and cash equivalents                   $    1,176     $    2,479
    Accounts receivable:
         Trade, net                                  2,521          1,876
         Affiliates                                     98             92
         Oil and gas sales                           8,480         10,440
    Inventory                                          502            518
    Other                                              491            557
                                                ----------     ----------
                                                    13,268         15,962
                                                ----------     ----------
PROPERTY AND EQUIPMENT
    Oil and gas properties, successful
     efforts method                                366,894        354,532
    Natural gas gathering and processing
     systems                                         7,667          7,655
    Other                                            9,818          9,547
                                                ----------     ----------
                                                   384,379        371,734
    Less accumulated depreciation,
     depletion and amortization                   (290,485)      (284,173)
                                                ----------     ----------
         Property and equipment, net                93,894         87,561
                                                ----------     ----------
OTHER ASSETS                                            27             75
                                                ----------     ----------
                                                $  107,189     $  103,598
                                                ----------     ----------
                                                ----------     ----------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable:
         Trade                                  $   12,825     $   10,233
         Affiliates                                    822            615
         Oil and gas sales                           7,074          7,454
    Current maturities of long-term debt                82            112
    Accrued liabilities and other                      919            970
                                                ----------     ----------
                                                    21,722         19,384
                                                ----------     ----------
LONG-TERM DEBT                                      17,000         18,000
                                                ----------     ----------
STOCKHOLDERS' EQUITY
    Preferred stock, par value $.10 per
     share; authorized - 3,000,000 shares;
     issued and outstanding - none                       -              -
    Common stock, par value $.10 per
     share; authorized - 15,000,000
     shares; issued - 8,945,389 shares
     in 1997 and 8,927,658 shares in
     1996                                              895            893
    Additional paid-in capital                      70,383         70,248
    Retained deficit                                (1,696)        (4,927)
                                                ----------     ----------
                                                    69,582         66,214
    Less treasury stock, at cost (70,000
     shares in 1997)                                (1,115)             -
                                                ----------     ----------
                                                    68,467         66,214
                                                ----------     ----------
                                                $  107,189     $  103,598
                                                ----------     ----------
                                                ----------     ----------

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                        CLAYTON WILLIAMS ENERGY, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE)


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                       -------------------
                                                       1997           1996
                                                       ----           ----
REVENUES
    Oil and gas sales                                 $16,564        $12,368
    Natural gas services                                1,330            964
                                                      -------        -------
         Total revenues                                17,894         13,332
                                                      -------        -------
COSTS AND EXPENSES
    Lease operations                                    4,141          3,598
    Exploration                                         1,804            254
    Natural gas services                                1,145            757
    Depreciation, depletion and amortization            6,344          5,677
    General and administrative                            903            707
                                                      -------        -------
         Total costs and expenses                      14,337         10,993
                                                      -------        -------
         Operating income                               3,557          2,339
                                                      -------        -------
OTHER INCOME (EXPENSE)
    Interest expense                                     (352)          (982)
    Other income                                           26             47
                                                      -------        -------
         Total other income (expense)                    (326)          (935)
                                                      -------        -------
INCOME BEFORE INCOME TAXES                              3,231          1,404
INCOME TAX EXPENSE                                         -              -
                                                      -------        -------
NET INCOME                                            $ 3,231        $ 1,404
                                                      -------        -------
                                                      -------        -------
Net income per common share                           $   .35        $   .19
                                                      -------        -------
                                                      -------        -------
Weighted average common shares outstanding              9,104          7,478
                                                      -------        -------
                                                      -------        -------

          The accompanying notes are an integral part of these consolidated financial statements.

                        CLAYTON WILLIAMS ENERGY, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                               (IN THOUSANDS)

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                        ------------------
                                                        1997          1996
                                                        ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                        $  3,231      $ 1,404
    Adjustments to reconcile net income to cash
     provided by operating activities:
         Depreciation, depletion and amortization        6,344        5,677
         Exploration costs                                 186          198
         Other                                             113          105
    Changes in operating working capital:
         Accounts receivable                             1,309         (127)
         Accounts payable                                  481          (13)
         Other                                             213          419
                                                      --------      -------
              Net cash provided by operating
               activities                               11,877        7,663
                                                      --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property and equipment                (11,092)      (8,245)
    Proceeds from sale of property and equipment            16        3,521
                                                      --------      -------
              Net cash used in investing activities    (11,076)      (4,724)
                                                      --------      -------


CASH FLOWS FROM FINANCING ACTIVITIES
    Repayments of long-term debt                        (1,000)      (3,177)
    Repurchase of common stock for treasury             (1,115)          -
    Proceeds from sale of common stock                      11           -
                                                      --------      -------
              Net cash used in financing activities     (2,104)      (3,177)
                                                      --------      -------


NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                       (1,303)        (238)
CASH AND CASH EQUIVALENTS
    Beginning of period                                  2,479        1,303
                                                      --------      -------
    End of period                                     $  1,176      $ 1,065
                                                      --------      -------
                                                      --------      -------
SUPPLEMENTAL DISCLOSURES
    Cash paid for interest, net of amounts
     capitalized                                      $    379      $   843
                                                      --------      -------
                                                      --------      -------


             The accompanying notes are an integral part of these
                     consolidated financial statements.

                            CLAYTON WILLIAMS ENERGY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    MARCH 31, 1997
                                     (UNAUDITED)

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

   In the opinion of management, the Company's unaudited consolidated financial statements as of March 31, 1997 and for the interim periods ended March 31, 1997 and 1996 include all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation in accordance with generally accepted accounting principles. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1996 Form 10-K.

2. LONG-TERM DEBT

   Long-term debt consists of the following:

                                         MARCH 31,    DECEMBER 31,
                                           1997          1996
                                         ---------    ------------
                                              (IN THOUSANDS)

    Secured Bank Credit Facility
     (matures July 31, 1999)             $ 17,000      $ 18,000
    Other                                      82           112
                                         --------      --------
                                           17,082        18,112
    Less current maturities                    82           112
                                         --------      --------
                                         $ 17,000      $ 18,000
                                         --------      --------
                                         --------      --------

    The Company's secured bank credit facility ("Credit Facility") provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit. At March 31, 1997, the elected borrowing limit was $35 million, and the available credit on the Credit Facility was $18 million. The borrowing base is scheduled to be redetermined in May 1997 and at least semi-annually thereafter; however, either the Company or the banks may request a borrowing base redetermination at any other time during the year. Any redetermination will be made at the discretion of the banks. If, at any time, outstanding advances plus letters of credit exceed the borrowing base, the Company will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments or (iii) elect to convert the entire amount of the facility to a term obligation based on amortization formulas set forth in the loan agreement. Substantially all of the Company's oil and gas properties are pledged to secure advances under the Credit Facility.

    All outstanding balances on the Credit Facility may be designated, at the Company's option, as either "Base Rate Loans" or "Eurodollar Loans" (as defined in the loan agreement), provided that not more than two Eurodollar traunches may be outstanding at any time. Base Rate Loans will bear interest at the fluctuating Base Rate plus a Base Rate Margin ranging from 0% to 3/8% per annum, depending on levels of outstanding advances and letters of credit. Eurodollar Loans will bear interest at the LIBOR rate for a fixed period of time elected by the Company plus a Eurodollar Margin ranging from 1% to 1.75% per annum. At March 31, 1997, the Company's indebtedness under the Credit Facility consisted of $2 million of Base Rate Loans at a rate of 8.6% and $15 million of Eurodollar Loans at a rate of 6.7%.

    In addition, the Company pays the banks a commitment fee equal to 1/4% per annum on the unused portion of the revolving loan commitment. Interest on the revolving loan and commitment fees are payable quarterly, and all outstanding principal and interest will be due July 1, 1999.

3.  FORWARD SALE TRANSACTIONS

    The Company accounts for forward sale and put option arrangements as hedging activities and, accordingly, gains and losses are included in oil and gas revenues in the period the hedged production is sold. Included in oil and gas revenues during the quarter ended March 31, 1996 are net losses totaling $45,000 (comprised of losses of $188,000, partially offset by gains of $143,000). The Company did not hedge any of its oil and gas production during the first quarter of 1997, and none of the Company's future oil and gas production was subject to hedging arrangements at March 31, 1997.

4.  STOCK COMPENSATION PLANS

    In May 1995, the Company's Board of Directors adopted two stock compensation plans, one for selected officers and one for outside directors of the Company, permitting the Company to pay all or part of selected executives' salaries and all outside director's fees in shares of common stock in lieu of cash. The Company reserved an aggregate of 650,000 shares of common stock for issuance under these plans. During the three months ended March 31, 1997, the Company issued Mr. Williams 6,436 shares of common stock in lieu of cash compensation aggregating $99,543 and issued 690 shares to three outside directors in lieu of cash compensation aggregating $12,000. Subsequent to March 31, 1997, the Company issued Mr. Williams an additional 5,836 shares in lieu of cash compensation aggregating $71,502. The amounts of such compensation are included in general and administrative expense in the accompanying consolidated financial statements. The Company terminated the outside directors stock compensation plan in January 1997.

5.  NET INCOME (LOSS) PER COMMON SHARE

    Net income (loss) per common share is based on the weighted average number of common and common equivalent shares, if dilutive, outstanding during each period.

6.  INCOME TAXES

    Although the Company recorded net income of $3.2 million for financial reporting purposes during the three months ended March 31, 1997, no provision for income tax expense is required since the Company has net operating loss carryforwards of approximately $36 million available to offset any taxable income generated by the Company during 1997. Due to the uncertainty of realizing the related future benefits from these tax loss carryforwards, valuation allowances were recorded at March 31, 1997 and December 31, 1996 to the extent net deferred tax assets exceed net deferred tax liabilities.

7.  STOCKHOLDERS' EQUITY

    In January 1997, the Company's Board of Directors authorized the Company to spend up to $2 million to repurchase shares of its common stock on the open market. At March 31, 1997, the Company had purchased 70,000 shares at a cost of $1.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS: Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ( the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Clayton Williams Energy, Inc. and its subsidiaries (the "Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the volatility of oil and gas prices, the Company's drilling results, the Company's ability to replace short-lived reserves, the availability of capital resources, the reliance upon estimates of proved reserves, operating hazards and uninsured risks, competition, government regulation, the ability of the Company to implement its business strategy, and other factors referenced in this Form 10-Q.

    The following discussion is intended to assist in understanding the Company's historical consolidated financial position at March 31, 1997, and results of operations and cash flows for the periods ended March 31, 1997 and 1996. This discussion should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1996 and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

OVERVIEW

    Since 1988, the Company and its predecessors have concentrated their drilling activities in the Cretaceous Trend (the "Trend") which extends from south Texas through east Texas, Louisiana and other southern states and includes the Austin Chalk formation. Oil and gas production in the Trend is generally characterized by a high initial production rate, followed by a steep rate of decline. In order to maintain its oil and gas reserve base, production levels and cash flow from operations, the Company must maintain or increase its level of drilling activity and achieve comparable or improved results from such activities.

    The Company is continuing to drill wells in the Austin Chalk formation in its North Giddings Block, which is located in the updip area of the Giddings Field in east central Texas. Most of the drilling activity during the first quarter of 1997 has been concentrated in the northern portion of the North Giddings Block while the Company evaluated production from the first six wells drilled in the southern portion of the block. To assist in the evaluation, the Company has begun drilling two wells in the southern portion of the North Giddings Block, the results of which are expected to be available in the second quarter of 1997.

    During the first quarter of 1997, the Company entered into two separate agreements to acquire interests in acreage north of the North Giddings Block and is currently drilling a well in the Georgetown formation on a portion of this acreage. The Company expects this well to be completed in the second quarter of 1997. Under the terms of each of these agreements, the Company earns its share of the acreage by drilling a commercial well and must spud each successive well on the applicable acreage within 90 days or 180 days, respectively, from completion of the previous well in order to maintain its right to continue drilling. Approximately 56,000 net acres are covered by these agreements.

    The Company is actively conducting a 3-D seismic survey covering approximately 50,000 net acres in Robertson County, Texas in connection with its Cotton Valley Exploratory Project. The seismic survey is currently on schedule for completion during the third quarter of 1997 at a net cost of approximately $4 million. Any drilling on prospects delineated by the survey is expected to begin during the latter part of the fourth quarter of 1997.

    In addition, the Company is conducting exploration activities in connection with certain newly acquired projects in east and south Texas, Louisiana and Mississippi, all of which are in areas outside the Trend.

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

RESULTS OF OPERATIONS

    The following table sets forth certain operating information of the Company for the periods presented:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       -------------------
                                                       1997           1996
                                                       ----           ----

    OIL AND GAS PRODUCTION DATA:
         Oil (MBbls)                                    577            482
         Gas (MMcf)                                   1,215          1,462
         MBOE (1)                                       780            726
    AVERAGE OIL AND GAS SALES PRICES (2):
         Oil ($/Bbl)                                 $22.27         $18.71
         Gas ($/Mcf)                                 $ 2.93         $ 2.29
    OIL AND GAS COSTS ($/BOE PRODUCED):
         Lease operating expenses                    $ 5.31         $ 4.96
         Oil and gas depletion                       $ 7.87         $ 7.56
    NET WELLS DRILLED:
         Horizontal Wells                              10.4            7.2
         Vertical Wells                                 1.1            1.0

-------------------
(1) Gas is converted to barrel of oil equivalents (BOE) at the ratio of six Mcf of gas to one Bbl of oil.
(2) Includes effects of hedging transactions.


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO MARCH 31, 1996

    REVENUES

    Oil and gas sales increased 34% from $12.4 million in 1996 to $16.6 million in 1997 due primarily to a 20% increase in oil production, a 19% increase in oil prices, and a 28% increase in gas prices. These benefits were offset in part by a 17% decline in gas production since most of the wells drilled by the Company since 1995 have been predominately oil wells. Production from wells completed subsequent to March 31, 1996 accounted for approximately 35% of the total oil production for the 1997 period, which more than offset the effects of steep production declines from previously existing Trend wells.

    Revenues from natural gas services increased 35% from $964,000 in 1996 to $1.3 million in 1997 due primarily to additional revenues generated in 1997 related to three gathering systems acquired in the second quarter of 1996.

    COSTS AND EXPENSES

    Lease operations expenses increased 14% from $3.6 million in 1996 to $4.1 million in 1997 while oil and gas production on a BOE basis increased 7%, resulting in an increase on a BOE basis from $4.96 per BOE in 1996 to $5.31 per BOE in 1997. Such increase was due to a combination of factors, including (i) increased remedial work on older, low volume wells in order to restore production during times of higher product prices, (ii) higher salt water disposal costs attributable to both price and volume increases, and (iii) increased production taxes resulting from higher oil and gas sales during the 1997 period. These factors are expected to continue to affect lease operations expenses throughout the remainder of 1997, and may cause such costs to remain above $5.00 per BOE.

    Exploration costs increased from $254,000 in 1996 to $1.8 million in 1997 due primarily to costs incurred during the 1997 period in connection with exploration projects initiated since the fourth quarter of 1996. To date, the Company has committed to spend approximately $4 million to conduct and evaluate a 3-D seismic survey covering approximately 50,000 acres in the North Giddings Block in 1997. The Company may continue to expand the area covered by the survey and may drill one or more exploratory wells on any prospects which result from such survey. In addition, the Company plans to spend approximately $8 million on other exploration activities, a significant portion of which will be classified as exploration costs. Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which such costs are incurred and expensed.

    DD&A expense increased 11% from $5.7 million in 1996 to $6.3 million in 1997 due primarily to a 7% increase in oil and gas production on a BOE basis, combined with a 4% increase in the Company's average depletion rate per BOE. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The Company reduced its estimated quantities of proved reserves from those estimated at December 31, 1996 to give effect to a reduction in product prices during the first quarter of 1997.

    G&A expenses increased 28% from $707,000 in 1996 to $903,000 in 1997 due primarily to increased personnel costs. Due to an increase in demand, beginning in 1996, for skilled technical and managerial personnel in the oil and gas industry, and due to an increase in the Company's level of exploration and development activities, the Company has hired additional personnel and increased salaries of existing personnel since March 31, 1996.

    Costs of natural gas services increased 45% from $757,000 in 1996 to $1.1 million in 1997 due primarily to additional costs incurred in 1997 related to three gas gathering systems acquired in the second quarter of 1996.

    INTEREST EXPENSE AND OTHER

    Interest expense decreased 64% from $982,000 in 1996 to $352,000 in 1997 due primarily to lower average levels of indebtedness on the Credit Facility and, to a much lesser extent, lower average interest rates. The average daily principal balance outstanding on such facility during the first quarter of 1997 was $16.9 million compared to $40.9 million in 1996. The effective annual interest rate on bank debt, including bank fees, during the 1997 quarter was 8.9% compared to 9.8% in 1996.

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


CAPITAL EXPENDITURES

    During 1997, the Company plans to drill up to 36 net wells in the Trend, most of which will be in the North Giddings Block, and some of which will be on acreage acquired through farm-in agreements with industry participants whereby the Company will earn acreage by drilling successful wells. The Company anticipates spending approximately $42 million in the Trend during 1997.

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

    The Company plans to spend approximately $8 million in connection with other exploration projects in east and south Texas, Louisiana and Mississippi, all of which are in areas outside the Trend. These activities will be largely exploratory in nature, and will involve substantial expenditures for seismic and leasing activities.

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

CAPITAL RESOURCES

    CREDIT FACILITY

    The Company's Credit Facility provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit. Based on its expected needs for 1997, the Company elected a borrowing limit of $35 million, leaving $18 million of funds available at March 31, 1997. The borrowing base is scheduled for redetermination in May 1997, at which time the Company may elect a higher borrowing limit, if such an increase in borrowing capacity is both needed and available. The Company intends to use such borrowing capacity, together with internally generated funds, to (i) finance its 1997 planned capital expenditure program in the Trend, (ii) conduct and evaluate the proprietary 3-D seismic survey as a part of the Cotton Valley Exploratory Project, and
(iii) conduct certain other exploration projects presently under consideration. Substantially all of the Company's oil and gas properties are pledged to secure advances under the Credit Facility.

    WORKING CAPITAL AND CASH FLOW

    During the three months ended March 31, 1997, the Company generated cash flow from operating activities of $11.9 million, spent $11.1 million on capital expenditures and repaid $1 million on the Credit Facility. During the same period, the Company spent $1.1 million to repurchase shares of its common stock.

    The Company's working capital deficit increased from $3.4 million at December 31, 1996 to $8.5 million at March 31, 1997. The Company applies most of its available cash toward the repayment of the Credit Facility. Since all outstanding indebtedness on the Credit Facility is classified as a noncurrent liability, the timing of receipts and disbursements can cause reported working capital to fluctuate as it did from December 31, 1996 to March 31, 1997. However, working capital will increase as funds are advanced on the Credit Facility to finance the Company's capital expenditure program.

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

    Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's results of operations during the 1997 period.

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

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    EXHIBITS

         EXHIBIT
         NUMBER               DESCRIPTION
         -------        -----------------------
           27           Financial Data Schedule



    REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                          CLAYTON WILLIAMS ENERGY, INC.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                       CLAYTON WILLIAMS ENERGY, INC.



Date: May 5, 1997                      By: /s/ L. Paul Latham
                                           ----------------------------------
                                           L. Paul Latham
                                           Executive Vice President and Chief
                                             Operating Officer



Date: May 5, 1997                      By: /s/ Mel G. Riggs
                                           ----------------------------------
                                           Mel G. Riggs
                                           Senior Vice President and Chief
                                             Financial Officer