Form 10-Q
period 1997-06-30
CLAYTON WILLIAMS ENERGY INC /DE
filed 1997-08-04
CIK 880115

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

      /XX/
                 Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      or
      /XX/
                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the transition period from      to
                                                 ----    ----

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

                                 Not applicable
    ---------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  /XX/  NO  /  /

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF JULY 31, 1997......8,957,614

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           CLAYTON WILLIAMS ENERGY, INC.
                                TABLE OF CONTENTS



                           PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                               Page
                                                                            ----
    Consolidated Balance Sheets as of June 30, 1997
         and December 31, 1996................................................3

    Consolidated Statements of Operations for the three months and six months ended June 30, 1997 and 1996..................................4

    Consolidated Statements of Cash Flows for the six months
         ended June 30, 1997 and 1996.........................................5

    Notes to Consolidated Financial Statements................................6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................9


                            PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................15



-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           CLAYTON WILLIAMS ENERGY, INC.
                            CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                 JUNE 30,     DECEMBER 31,
                                                                   1997          1996
                                                                ---------     -----------
                                                               (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents...................................  $   1,614      $   2,479
  Accounts receivable:
    Trade, net................................................      2,441          1,876
    Affiliates................................................        118             92
    Oil and gas sales.........................................      7,565         10,440
  Inventory...................................................        704            518
  Other.......................................................        431            557
                                                                ---------      ---------
                                                                   12,873         15,962
                                                                ---------      ---------
PROPERTY AND EQUIPMENT
  Oil and gas properties, successful efforts method...........    379,737        354,532
  Natural gas gathering and processing systems................      7,770          7,655
  Other.......................................................      9,879          9,547
                                                                ---------      ---------
                                                                  397,386        371,734
  Less accumulated depreciation, depletion and amortization...   (298,087)      (284,173)
                                                                ---------      ---------
    Property and equipment, net...............................     99,299         87,561
                                                                ---------      ---------
OTHER ASSETS..................................................         29             75
                                                                ---------      ---------
                                                                $ 112,201      $ 103,598
                                                                ---------      ---------
                                                                ---------      ---------


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable:
    Trade.....................................................  $  12,119      $  10,233
    Affiliates................................................        293            615
    Oil and gas sales.........................................      6,208          7,454
  Current maturities of long-term debt........................         52            112
  Accrued liabilities and other...............................        965            970
                                                                ---------      ---------
                                                                   19,637         19,384
                                                                ---------      ---------
LONG-TERM DEBT................................................     22,800         18,000
                                                                ---------      ---------
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.10 per share; authorized -
    3,000,000 shares; issued and outstanding - none...........       -              -
  Common stock, par value $.10 per share; authorized -
    15,000,000 shares; issued - 8,954,473 shares in 1997
    and 8,927,658 shares in 1996..............................        895            893
  Additional paid-in capital..................................     70,493         70,248
  Retained deficit............................................       (509)        (4,927)
                                                                ---------      ---------
                                                                   70,879         66,214
  Less treasury stock, at cost (70,000 shares in 1997)........     (1,115)          -
                                                                ---------      ---------
                                                                   69,764         66,214
                                                                ---------      ---------
                                                                $ 112,201      $ 103,598
                                                                ---------      ---------
                                                                ---------      ---------

              The accompanying notes are an integral part of these
                     consolidated financial statements.

                         CLAYTON WILLIAMS ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                 -------------------     -------------------
                                                   1997        1996        1997        1996
                                                 -------     -------     -------     -------
REVENUES
  Oil and gas sales............................  $16,256     $15,149     $32,820     $27,517
  Natural gas services.........................      837         985       2,167       1,949
                                                 -------     -------     -------     -------
    Total revenues.............................   17,093      16,134      34,987      29,466
                                                 -------     -------     -------     -------

COSTS AND EXPENSES
  Lease operations.............................    3,789       3,563       7,930       7,161
  Exploration..................................    2,449          25       4,253         279
  Natural gas services.........................      634         814       1,779       1,571
  Depreciation, depletion and amortization.....    7,606       6,175      13,950      11,852
  Impairment of property and equipment.........     -          1,186        -          1,186
  General and administrative...................    1,058         964       1,961       1,671
                                                 -------     -------     -------     -------
    Total costs and expenses...................   15,536      12,727      29,873      23,720
                                                 -------     -------     -------     -------

    Operating income...........................    1,557       3,407       5,114       5,746
                                                 -------     -------     -------     -------

OTHER INCOME (EXPENSE)
  Interest expense.............................     (439)       (961)       (791)     (1,943)
  Other........................................       69          (7)         95          40
                                                 -------     -------     -------     -------
    Total other income (expense)...............     (370)       (968)       (696)     (1,903)
                                                 -------     -------     -------     -------

INCOME BEFORE INCOME TAXES.....................    1,187       2,439       4,418       3,843

INCOME TAX EXPENSE.............................     -           -           -           -
                                                 -------     -------     -------     -------

NET INCOME.....................................  $ 1,187     $ 2,439     $ 4,418     $ 3,843
                                                 -------     -------     -------     -------
                                                 -------     -------     -------     -------

Net income per common share....................  $   .13     $   .32     $   .49     $   .51
                                                 -------     -------     -------     -------
                                                 -------     -------     -------     -------

Weighted average common
  shares outstanding...........................    9,079       7,627       9,096       7,553
                                                 -------     -------     -------     -------
                                                 -------     -------     -------     -------


              The accompanying notes are an integral part of these
                     consolidated financial statements.

                         CLAYTON WILLIAMS ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                 ---------------------
                                                                   1997         1996
                                                                 --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.................................................... $  4,418     $  3,843
  Adjustments to reconcile net income to cash provided by
    operating activities:
      Depreciation, depletion and amortization..................   13,950       11,852
      Impairment of property and equipment......................     -           1,186

      Exploration costs.........................................      722          266
      Other.....................................................      194          214
  Changes in operating working capital:
      Accounts receivable.......................................    2,284       (1,104)
      Accounts payable..........................................   (2,337)       3,047
      Other.....................................................      115          192
                                                                 --------     --------
        Net cash provided by operating activities...............   19,346       19,496
                                                                 --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment...........................  (23,964)     (16,737)
  Proceeds from sale of property and equipment..................       39        3,530
                                                                 --------     --------
        Net cash used in investing activities...................  (23,925)     (13,207)
                                                                 --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt..................................    4,800         -
  Repayments of long-term debt..................................     -          (6,404)
  Repurchase of common stock for treasury.......................   (1,115)        -
  Proceeds from sale of common stock............................       29           22
                                                                 --------     --------
        Net cash provided by (used) in financing activities.....    3,714       (6,382)
                                                                 --------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS......................      (865)         (93)
CASH AND CASH EQUIVALENTS
  Beginning of period...........................................    2,479        1,303
                                                                 --------     --------
  End of period................................................. $  1,614     $  1,210
                                                                 --------     --------
                                                                 --------     --------

SUPPLEMENTAL DISCLOSURES
  Cash paid for interest, net of amounts capitalized............ $    776     $  1,800
                                                                 --------     --------
                                                                 --------     --------


              The accompanying notes are an integral part of these
                    consolidated financial statements.

                            CLAYTON WILLIAMS ENERGY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1997
                                     (UNAUDITED)

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

    The Company is primarily engaged in oil and gas exploration, development and production activities in Texas and southeastern New Mexico. The Company has also initiated exploration activities in Louisiana and Mississippi.

    In the opinion of management, the Company's unaudited consolidated financial statements as of June 30, 1997 and for the interim periods ended June 30, 1997 and 1996 include all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation in accordance with generally accepted accounting principles. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

2.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                           JUNE 30, DECEMBER 31,
                                                             1997       1996
                                                          --------- ------------
                                                              (IN THOUSANDS)

    Secured Bank Credit Facility (matures July 31, 1999)..$  22,800    $  18,000
    Other.................................................       52          112
                                                          ---------    ---------
                                                             22,852       18,112
    Less current maturities...............................       52          112
                                                          ---------    ---------
                                                          $  22,800    $  18,000
                                                          ---------    ---------
                                                          ---------    ---------

    The Company's secured bank credit facility ("Credit Facility") provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit. In July 1997, the banks established a borrowing base of $45 million. Based on its expected needs for 1997, the Company elected a borrowing limit of $40 million, leaving $17.2 million of funds available at June 30, 1997. The borrowing base is scheduled to be redetermined in November 1997 and at least semi-annually thereafter; however, either the Company or the banks may request a borrowing base redetermination at any other time during the year. Any redetermination will be made at the discretion of the banks. If, at any time, outstanding advances plus letters of credit exceed the borrowing base, the Company will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments or (iii) elect to convert the entire amount of the facility to a term obligation based on amortization formulas set forth in the loan agreement. Substantially all of the Company's oil and gas properties are pledged to secure advances under the Credit Facility.

    All outstanding balances on the Credit Facility may be designated, at the Company's option, as either "Base Rate Loans" or "Eurodollar Loans" (as defined in the loan agreement), provided that not more than two Eurodollar traunches may be outstanding at any time. Base Rate Loans will bear interest at the fluctuating Base Rate plus a Base Rate Margin ranging from 0% to 3/8% per annum, depending on levels of outstanding advances and letters of credit.
 Eurodollar Loans will bear interest at the LIBOR rate for a fixed period of time elected by the Company plus a Eurodollar Margin ranging from 1% to 1.75% per annum. At June 30, 1997, the Company's indebtedness under the Credit Facility consisted of $1.8 million of Base Rate Loans at a rate of 8.8% and $21 million of Eurodollar Loans at a rate of 7.2%.

    In addition, the Company pays the banks a commitment fee equal to 1/4% per annum on the unused portion of the revolving loan commitment. Interest on the revolving loan and commitment fees are payable quarterly, and all outstanding principal and interest will be due July 1, 1999.

3.  FORWARD SALE TRANSACTIONS

    The Company accounts for forward sale and put option arrangements as hedging activities and, accordingly, gains and losses are included in oil and gas revenues in the period the hedged production is sold. Included in oil and gas revenues during the six months ended June 30, 1996 are net losses totaling $947,000 (comprised of losses of $1,090,000, partially offset by gains of $143,000). The Company did not hedge any of its oil and gas production during 1997, and none of the Company's future oil and gas production was subject to hedging arrangements at June 30, 1997.

4.  STOCK COMPENSATION PLANS

    In May 1995, the Company's Board of Directors adopted two stock compensation plans, one for selected officers and one for outside directors of the Company, permitting the Company to pay all or part of selected executives' salaries and all outside director's fees in shares of common stock in lieu of cash. The Company reserved an aggregate of 650,000 shares of common stock for issuance under these plans. During the six months ended June 30, 1997, the Company issued Mr. Williams 14,920 shares of common stock in lieu of cash compensation aggregating $206,795 and issued 690 shares to three outside directors in lieu of cash compensation aggregating $12,000. Subsequent to June 30, 1997, the Company issued Mr. Williams an additional 3,141 shares in lieu of cash compensation aggregating $35,751. The amounts of such compensation are included in general and administrative expense in the accompanying consolidated financial statements. The Company terminated the outside directors stock compensation plan in January 1997.

5.  NET INCOME (LOSS) PER COMMON SHARE

    Net income (loss) per common share is based on the weighted average number of common and common equivalent shares, if dilutive, outstanding during each period.

6.  INCOME TAXES

    Although the Company recorded net income of $4.4 million for financial reporting purposes during the six months ended June 30, 1997, no provision for income tax expense is required since the Company has net operating loss carryforwards of approximately $36 million available to offset any taxable income generated by the Company during 1997. Due to the uncertainty of realizing the related future benefits from these tax loss carryforwards, valuation allowances were recorded at June 30, 1997 and December 31, 1996 to the extent net deferred tax assets exceed net deferred tax liabilities.

7.  STOCKHOLDERS' EQUITY

    In January 1997, the Company's Board of Directors authorized the Company to spend up to $2 million to repurchase shares of its common stock on the open market. As of June 30, 1997, the Company had purchased 70,000 shares at a cost of $1.1 million.

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

    The following discussion is intended to assist in understanding the Company's historical consolidated financial position at June 30, 1997, and results of operations and cash flows for the periods ended June 30, 1997 and 1996. This discussion should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1996 and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

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

    The Company is continuing to drill wells in the Austin Chalk formation in its North Giddings Block, which is located in the updip area of the Giddings Field in east central Texas. Most of the drilling activity during the first half of 1997 has been concentrated in the northern portion of the North Giddings Block while the Company evaluated production from the first seven wells drilled in the southern portion of the block. As an integral part of this evaluation, the Company plans to test deeper formations, primarily the Buda and Georgetown formations, in the southern portion of the block and may ultimately explore this acreage for Cotton Valley pinnacle reefs. Pending the outcome of this evaluation and subject to an improvement in oil prices, the Company has elected to release one of the three rigs contracted to drill Company-operated wells in the Trend. The Company is currently drilling an infill well in the northern portion of the North Giddings Block to test the feasibility of developing additional reserves by increasing the density of wells in this area.

    During the second quarter of 1997, the Company completed two wells drilled on acreage acquired through two separate farm-in agreements covering up to 50,000 acres north of the North Giddings Block. Under the terms of each of these agreements, the Company earns its share of the acreage by drilling a commercial well and must spud each successive well on the applicable acreage within 90 days or 180 days, respectively, from completion of the previous well in order to maintain its right to continue drilling. Although the Company is still evaluating the results of the completed wells, continued drilling in these areas is anticipated.

    The level and nature of drilling activity in the Trend during 1998 is uncertain and will depend on the results of drilling on farm-in acreage, the effectiveness of infill drilling and the ultimate evaluation of acreage in the southern portion of the North Giddings Block.

    The Company is actively conducting a 3-D seismic survey covering approximately 50,000 net acres in Robertson County, Texas in connection with its Cotton Valley Exploratory Project. The seismic survey is currently on schedule for completion during the third quarter of 1997.

    In addition, the Company is conducting exploration activities in connection with certain newly acquired projects in Mississippi, Louisiana and south Texas, all of which are in areas outside the Trend. The Company is currently conducting two 3-D seismic surveys in these areas, one in south Texas and one in an oil-producing salt dome in Mississippi.

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

RESULTS OF OPERATIONS

    The following table sets forth certain operating information of the Company for the periods presented:

                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                            JUNE 30,                JUNE 30,
                                       ------------------       ----------------
                                        1997        1996        1997       1996
                                       ------      ------      ------     ------
   OIL AND GAS PRODUCTION DATA:
        Oil (MBbls)...................    705         598       1,282      1,080
        Gas (MMcf)....................  1,282       1,354       2,497      2,816
        MBOE (1)......................    919         824       1,698      1,549
   AVERAGE OIL AND GAS SALES
    PRICES (2):
        Oil ($/Bbl)................... $19.14      $19.38      $20.56     $19.08
        Gas ($/Mcf)................... $ 2.20      $ 2.53      $ 2.55     $ 2.41
   OIL AND GAS COSTS ($/BOE PRODUCED):
        Lease operating expenses...... $ 4.12      $ 4.32      $ 4.67     $ 4.62
        Oil and gas depletion......... $ 8.05      $ 7.25      $ 7.97     $ 7.40
   NET WELLS DRILLED:
        Horizontal wells..............    8.0         6.0        18.4       13.2
        Vertical wells................    0.7         0.1         1.8        1.1

---------
(1) Gas is converted to barrel of oil equivalents (BOE) at the ratio of six Mcf of gas to one Bbl of oil.
(2) Includes effects of hedging transactions.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO JUNE 30, 1996

    REVENUES

    Oil and gas sales increased 8% from $15.1 million in 1996 to $16.3 million in 1997 due primarily to an 18% increase in oil production. These benefits were offset in part by a 5% decline in gas production, and a 13% decline in gas prices. Production from wells completed subsequent to June 30, 1996 accounted for approximately 50% of the total oil production for the 1997 period, which more than offset the effects of steep production declines from previously existing Trend wells.

    Revenues from natural gas services decreased 15% from $985,000 in 1996 to $837,000 in 1997 due primarily to a reduction in contract volumes during the second quarter of 1997, offset in part by additional revenues from three gathering systems acquired during the second quarter of 1996.

    COSTS AND EXPENSES

    Lease operations expenses increased 6% from $3.6 million in 1996 to $3.8 million in 1997 while oil and gas production on a BOE basis increased 12%, resulting in a decrease on a BOE basis from $4.32 per BOE in 1996 to $4.12 per BOE in 1997. High initial rates of production on several of the wells completed during 1997 contributed materially to the decline in lease operations expenses per BOE.

    Exploration costs increased from $25,000 in 1996 to $2.4 million in 1997 due primarily to costs incurred during the 1997 period in connection with exploration projects initiated since the fourth quarter of 1996. To date, the Company has committed to spend approximately $4.3 million to conduct and evaluate a 3-D seismic survey covering approximately 50,000 acres in the North Giddings Block in 1997, $3.5 million of which has been incurred through June 30, 1997. The Company may continue to expand the area covered by the survey and may drill one or more exploratory wells on any prospects which result from such survey. In addition, the Company plans to spend approximately $12.5 million on other exploration activities, a significant portion of which will be classified as exploration costs. Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which such costs are incurred and expensed.

    DD&A expense increased 23% from $6.2 million in 1996 to $7.6 million in 1997 due primarily to a 12% increase in oil and gas production on a BOE basis, combined with an 11% increase in the Company's average depletion rate per BOE. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The depletion rate per BOE during the second quarter of 1997 was $8.05 compared to $7.25 in the 1996 period. The 1997 depletion rate was adversely affected by the drilling results in the southern portion of the North Giddings Block.

    G&A expenses increased 10% from $1 million in 1996 to $1.1 million in 1997 due primarily to increased personnel costs. In response to an increase in demand for skilled technical and managerial personnel in the oil and gas industry and an increase in the Company's level of exploration and development activities, the Company has hired additional personnel and increased salaries of existing personnel since June 30, 1996. This increase follows a three-year period during which the Company implemented certain cost reduction measures, resulting in a 47% reduction in annual G&A costs.

    Costs of natural gas services decreased 22% from $814,000 in 1996 to $634,000 in 1997 due primarily to a reduction in contract volumes during the second quarter of 1997, offset in part by additional costs attributable to three gathering systems acquired during the second quarter of 1996.

    INTEREST EXPENSE AND OTHER

    Interest expense decreased 54% from $961,000 in 1996 to $439,000 in 1997 due primarily to lower average levels of indebtedness on the Credit Facility and, to a much lesser extent, lower average interest rates. The average daily principal balance outstanding on such facility during the second quarter of 1997 was $21.6 million compared to $40.2 million in 1996. The effective annual interest rate on bank debt, including bank fees, during the 1997 quarter was 8.9% compared to 9.5% in 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO JUNE 30, 1996

    REVENUES

    Oil and gas sales increased 19% from $27.5 million in 1996 to $32.8 million in 1997 due primarily to a 19% increase in oil production, an 8% increase in oil prices, and a 6% increase in gas prices. These benefits were offset in part by a 11% decline in gas production since most of the wells drilled by the Company since 1995 have been predominately oil wells. Production from wells completed subsequent to June 30, 1996 accounted for approximately 50% of the total oil production for the 1997 period, which more than offset the effects of steep production declines from previously existing Trend wells.

    Revenues from natural gas services increased 16% from $1.9 million in 1996 to $2.2 million in 1997 due primarily to additional revenues generated in 1997 related to three gathering systems acquired in the second quarter of 1996, offset in part by a reduction in contract volumes during the second quarter of 1997.

    COSTS AND EXPENSES

    Lease operations expenses increased 10% from $7.2 million in 1996 to $7.9 million in 1997 while oil and gas production on a BOE basis also increased 10%, resulting in a minimal increase on a BOE basis from $4.62 per BOE in 1996 to $4.67 per BOE in 1997. On a BOE basis, the benefit of increased production, which was attributed to higher initial rates from wells completed in 1997, was offset in part primarily by (a) higher salt water disposal costs resulting from both price and volume increases, and (b) higher production taxes resulting from increases in oil and gas sales during the period.
Higher lease operations expenses reported during the first quarter of 1997, which were attributable to remedial work and other well repairs, were mitigated during the second quarter of 1997 due in part to the effects of an improved chemical treatment program initiated late in 1996.

    Exploration costs increased from $279,000 in 1996 to $4.3 million in 1997 due primarily to costs incurred during the 1997 period in connection with exploration projects initiated since the fourth quarter of 1996. To date, the Company has committed to spend approximately $4.3 million to conduct and evaluate a 3-D seismic survey covering approximately 50,000 acres in the North Giddings Block in 1997, $3.5 million of which has been incurred through June 30, 1997. The Company may continue to expand the area covered by the survey and may drill one or more exploratory wells on any prospects which result from such survey. In addition, the Company plans to spend approximately $12.5 million on other exploration activities, a significant portion of which will be classified as exploration costs. Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which such costs are incurred and expensed.

    DD&A expense increased 18% from $11.9 million in 1996 to $14 million in 1997 due primarily to a 10% increase in oil and gas production on a BOE basis, combined with an 8% increase in the Company's average depletion rate per BOE. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The average depletion rate per BOE was $7.97 in the 1997 period compared to $7.40 in the 1996 period. The 1997 depletion rate has been adversely affected by the drilling results in the southern portion of the North Giddings Block.

    G&A expenses increased 18% from $1.7 million in 1996 to $2 million in 1997 due primarily to increased personnel costs. In response to an increase in demand for skilled technical and managerial personnel in the oil and gas industry and an increase in the Company's level of exploration and development activities, the Company has hired additional personnel and increased salaries of existing personnel since June 30, 1996. This increase follows a three-year period during which the Company implemented certain cost reduction measures, resulting in a 47% reduction in annual G&A costs.

    Costs of natural gas services increased 13% from $1.6 million in 1996 to $1.8 million in 1997 due primarily to additional costs incurred in 1997 related to three gas gathering systems acquired in the second quarter of 1996, offset in part by a reduction in contract volumes during the second quarter of 1997.

    INTEREST EXPENSE AND OTHER

    Interest expense decreased 58% from $1.9 million in 1996 to $791,000 in 1997 due primarily to lower average levels of indebtedness on the Credit Facility and, to a much lesser extent, lower average interest rates. The average daily principal balance outstanding on such facility during 1997 period was $19.2 million compared to $40.5 million in 1996. The effective annual interest rate on bank debt, including bank fees, during the 1997 period was 8.9% compared to 9.7% in 1996.

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

CAPITAL EXPENDITURES

    At the beginning of 1997, the Company expected to drill up to 36 net wells in the Trend. In response to lower oil prices and the Company's continued evaluation of the southern portion of the North Giddings Block, the Company has elected to release one of the three rigs contracted to drill Company-operated wells in the Trend. Accordingly, the Company now plans to drill approximately 31 net wells in the Trend and has reduced its 1997 planned capital expenditures in the Trend from $42 million to approximately $35 million.

    The Company has also committed to spend approximately $4.3 million in 1997 to conduct and evaluate a proprietary 3-D seismic survey covering a portion of its acreage in connection with the Cotton Valley Exploratory Project and to begin drilling one or more exploratory wells on any prospects delineated by such survey.

    During the first six months of 1997, the Company initiated certain other exploratory projects in Mississippi, South Texas and Louisiana, all of which are in areas outside the Trend. The Company has increased the nature and scope of these projects, and has raised its aggregate project cost estimates for 1997 from $8 million to $12.5 million. These activities will include substantial geological and geophysical expenditures which are expensed as incurred.

    A significant portion of the planned 1997 activity is discretionary. This allows the Company to make adjustments to its level of capital and exploratory expenditures based upon such factors as the availability of capital resources, product prices and drilling results. Thus, if the Company's ability or desire to conduct the planned activities is diminished or enhanced by any of these factors, the Company can modify its expenditures accordingly. The Company's current policy is to limit its annual Cotton Valley Exploratory Project expenditures to not more than 25% of its planned annual capital expenditures. However, the Company may modify this policy depending upon certain factors, including the Company's financial position, exploratory drilling success, technological advances, drilling activities conducted by third parties and current and anticipated product prices.

    The Company does not have any specified amounts of capital expenditures designated for acquisitions of proven properties in 1997. However, the Company plans to actively seek and evaluate acquisition opportunities which meet its purchase criteria.

CAPITAL RESOURCES

    CREDIT FACILITY

    The Company's Credit Facility provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit. In July, 1997, the banks established a borrowing base of $45 million. Based on its expected needs for 1997, the Company elected a borrowing limit of $40 million, leaving $17.2 million of funds available at June 30, 1997. The borrowing base is scheduled for redetermination in November 1997, at which time the Company may elect a higher borrowing limit, if such an increase in borrowing capacity is both needed and available. The Company intends to use such borrowing capacity, together with internally generated funds, to (i) finance its 1997 planned capital expenditure program in the Trend, (ii) conduct and evaluate the proprietary 3-D seismic survey as a part of the Cotton Valley Exploratory Project, and (iii) conduct certain other exploration projects. Substantially all of the Company's oil and gas properties are pledged to secure advances under the Credit Facility.

    WORKING CAPITAL AND CASH FLOW

    During the six months ended June 30, 1997, the Company generated cash flow from operating activities of $19.3 million (net of $3.5 million of geological and geophysical costs which were expensed as incurred), spent $23.9 million on capital expenditures and borrowed $4.8 million on the Credit Facility. During the same period, the Company spent $1.1 million to repurchase 70,000 shares of its common stock.

    The Company's working capital deficit increased from $3.4 million at December 31, 1996 to $6.8 million at June 30, 1997. The Company applies most of its available cash toward the repayment of the Credit Facility. Since all outstanding indebtedness on the Credit Facility is classified as a noncurrent liability, the timing of receipts and disbursements can cause reported working capital to fluctuate as it did from December 31, 1996 to June 30, 1997. However, working capital will increase as funds are advanced on the Credit Facility to finance the Company's capital expenditure program.

    The Company believes that the funds available under the Credit Facility and cash provided by operations will be adequate to fund the Company's operations and projected capital and exploratory expenditures during 1997. However, because future cash flows and the availability of borrowings are subject to a number of variables, such as the level of production from existing wells, the Company's success in locating and producing new reserves, prevailing prices of oil and gas, and the uncertainty with respect to the amount of funds which may ultimately be required to finance its exploration activities, there can be no assurance that the Company's capital resources will be sufficient to sustain the Company's exploration and development activities. If such capital resources are insufficient, the Company may be required to cease or delay such activities.

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

    Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's results of operations during the 1997 periods.

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

    During the first six months of 1997, the Company did not utilize any financial instruments for hedging transactions. Furthermore, the Company does not have any open positions in swap, collar or other financial hedging arrangements at this time. However, the Company may enter into various hedging arrangements in the future in order to realize commodity prices which it considers favorable under the circumstances.

                             PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    EXHIBITS

              EXHIBIT
               NUMBER           DESCRIPTION
              -------     -----------------------

                27        Financial Data Schedule

    REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                            CLAYTON WILLIAMS ENERGY, INC.
                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       CLAYTON WILLIAMS ENERGY, INC.



Date:    August 4, 1997                By:  /s/ L. Paul Latham
                                            ------------------------------------
                                            L. Paul Latham
                                            Executive Vice President and Chief
                                             Operating Officer



Date:    August 4, 1997                By:  /s/ Mel G. Riggs
                                            ------------------------------------
                                            Mel G. Riggs
                                            Senior Vice President and Chief
                                             Financial Officer