Form 10-Q
period 1997-09-30
CLAYTON WILLIAMS ENERGY INC /DE
filed 1997-11-04
CIK 880115

\

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
     /XX/
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       or
     /  /
                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period from __________ to ________

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

                                 YES  /XX/   NO  /  /


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF OCTOBER 30, 1997....8,895,492

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CLAYTON WILLIAMS ENERGY, INC.
                                TABLE OF CONTENTS




                         PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS                                             Page
                                                                           ----
          Consolidated Balance Sheets as of September 30, 1997
             and December 31, 1996 . . . . . . . . . . . . . . . . . . . . .  3

          Consolidated Statements of Operations for the three months and nine months ended September 30, 1997 and 1996 . . . . . . .  4

          Consolidated Statements of Cash Flows for the nine months
             ended September 30, 1997 and 1996 . . . . . . . . . . . . . . .  5

          Notes to Consolidated Financial Statements . . . . . . . . . . . .  6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . .  9



                           PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . 17

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     CLAYTON WILLIAMS ENERGY, INC.
                      CONSOLIDATED BALANCE SHEETS
                        (DOLLARS IN THOUSANDS)


                               ASSETS
                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1997            1996
                                                    -------------   ------------
                                                     (UNAUDITED)
CURRENT ASSETS
   Cash and cash equivalents........................  $  1,712      $    2,479
   Accounts receivable:
      Trade, net....................................     2,132           1,876
      Affiliates....................................       123              92
      Oil and gas sales.............................     9,287          10,440
   Inventory........................................       952             518
   Other............................................       901             557
                                                     ---------       ---------
                                                        15,107          15,962
                                                     ---------       ---------
PROPERTY AND EQUIPMENT
   Oil and gas properties, successful efforts
    method..........................................   393,239         354,532
   Natural gas gathering and processing systems.....     7,790           7,655
   Other............................................    10,099           9,547
                                                     ---------       ---------
                                                       411,128         371,734
   Less accumulated depreciation, depletion and
    amortization....................................  (306,629)       (284,173)
                                                     ---------       ---------
      Property and equipment, net...................   104,499          87,561
                                                     ---------       ---------
OTHER ASSETS........................................        83              75
                                                     ---------       ---------
                                                     $ 119,689       $ 103,598
                                                     ---------       ---------
                                                     ---------       ---------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable:
      Trade......................................... $  12,499       $  10,233
      Affiliates....................................       246             615
      Oil and gas sales.............................     7,458           7,454
   Current maturities of long-term debt.............        21             112
   Accrued liabilities and other....................       987             970
                                                     ---------       ---------
                                                        21,211          19,384
                                                     ---------       ---------
LONG-TERM DEBT......................................    27,500          18,000
                                                     ---------       ---------
STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per share;
    authorized - 3,000,000 shares; issued and
    outstanding - none..............................         -               -
   Common stock, par value $.10 per share;
    authorized - 15,000,000 shares; issued -
    8,963,292 shares in 1997 and 8,927,658
    shares in 1996..................................       896             893
   Additional paid-in capital.......................    70,599          70,248
   Retained earnings (deficit)......................       598          (4,927)
                                                     ---------       ---------
                                                        72,093          66,214
   Less treasury stock, at cost (70,000 shares
    in 1997)........................................    (1,115)              -
                                                     ---------       ---------
                                                        70,978          66,214
                                                     ---------       ---------
                                                     $ 119,689       $ 103,598
                                                     ---------       ---------
                                                     ---------       ---------

              The accompanying notes are an integral part of these consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE)




                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                        SEPTEMBER 30,          SEPTEMBER 30,
                                      ------------------     -----------------
                                       1997        1996        1997     1996
                                      ------      ------     -------  --------
REVENUES
   Oil and gas sales..............   $18,718     $14,619    $51,538   $42,136
   Natural gas services...........     1,207         965      3,374     2,914
                                     -------     -------    -------   -------
      Total revenues..............    19,925      15,584     54,912    45,050
                                     -------     -------    -------   -------
COSTS AND EXPENSES
   Lease operations...............     3,917       3,647     11,847    10,808
   Exploration....................     3,948         236      8,201       515
   Natural gas services...........     1,070         792      2,849     2,363
   Depreciation, depletion and
    amortization..................     8,611       5,891     22,561    17,743
   Impairment of property and
    equipment.....................         -           -          -     1,186
   General and administrative.....       806         728      2,767     2,399
                                     -------     -------    -------   -------
      Total costs and expenses....    18,352      11,294     48,225    35,014
                                     -------     -------    -------   -------
      Operating income............     1,573       4,290      6,687    10,036
                                     -------     -------    -------   -------
OTHER INCOME (EXPENSE)
   Interest expense...............      (480)       (840)    (1,271)   (2,783)
   Other..........................        14          20        109        60
                                     -------     -------    -------   -------
      Total other income
       (expense)..................      (466)       (820)    (1,162)   (2,723)
                                     -------     -------    -------   -------
INCOME BEFORE INCOME TAXES........     1,107       3,470      5,525     7,313

INCOME TAX EXPENSE................         -           -          -         -
                                     -------     -------    -------   -------
NET INCOME........................   $ 1,107     $ 3,470    $ 5,525   $ 7,313
                                     -------     -------    -------   -------
                                     -------     -------    -------   -------
Net income per common share.......   $   .12     $   .45    $   .61   $   .96
                                     -------     -------    -------   -------
                                     -------     -------    -------   -------
Weighted average common
  shares outstanding..............     9,088       7,668      9,093     7,588
                                     -------     -------    -------   -------
                                     -------     -------    -------   -------


                The accompanying notes are an integral part
                 of these consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         -----------------
                                                         1997         1996
                                                         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income.....................................    $  5,525      $  7,313
   Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation, depletion and amortization....      22,561        17,743
      Impairment of property and equipment........           -         1,186
      Exploration costs...........................         750           406
      Other.......................................         287           314
   Changes in operating working capital:
      Accounts receivable.........................         866           (66)
      Accounts payable............................          79         3,006
      Other.......................................        (760)          145
                                                      --------      --------
         Net cash provided by operating
          activities..............................      29,308        30,047
                                                      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property and equipment............     (38,646)      (25,252)
   Proceeds from sale of property and equipment...         157         3,525
                                                      --------      --------
         Net cash used in investing activities....     (38,489)      (21,727)
                                                      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt...................       9,500             -
   Repayments of long-term debt...................           -        (8,407)
   Repurchase of common stock for treasury........      (1,115)            -
   Proceeds from sale of common stock.............          29            25
                                                      --------      --------
         Net cash provided by (used in)
            financing activities..................       8,414        (8,382)
                                                      --------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS.........        (767)          (62)
CASH AND CASH EQUIVALENTS
   Beginning of period............................       2,479         1,303
                                                      --------      --------
   End of period..................................    $  1,712      $  1,241
                                                      --------      --------
                                                      --------      --------
SUPPLEMENTAL DISCLOSURES
   Cash paid for interest, net of amounts
    capitalized...................................    $  1,235      $  2,675
                                                      --------      --------
                                                      --------      --------

                 The accompanying notes are an integral part of these consolidated financial statements.

                         CLAYTON WILLIAMS ENERGY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1997
                                  (UNAUDITED)

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

     In the opinion of management, the Company's unaudited consolidated financial statements as of September 30, 1997 and for the interim periods ended September 30, 1997 and 1996 include all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation in accordance with generally accepted accounting principles. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

2.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                          SEPTEMBER 30,   DECEMBER 31,
                                              1997            1996
                                          ------------    -----------
                                                 (IN THOUSANDS)
     Secured Bank Credit Facility
       (matures July 31, 1999)...........  $   27,500      $  18,000
     Other...............................          21            112
                                           ----------      ---------
                                               27,521         18,112
     Less current maturities.............          21            112
                                           ----------      ---------
                                           $   27,500      $  18,000
                                           ----------      ---------
                                           ----------      ---------

     The Company's secured bank credit facility ("Credit Facility") provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit. In July 1997, the banks established a borrowing base of $45 million. Based on its expected needs for 1997, the Company elected a borrowing limit of $40 million, leaving $12.5 million of funds available at September 30, 1997. The borrowing base is scheduled to be redetermined in November 1997 and at least semi-annually thereafter; however, either the Company or the banks may request a borrowing base redetermination at any other time during the year. Any redetermination will be made at the discretion of the banks. If, at any time, outstanding advances plus letters of credit exceed the borrowing base, the Company will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments or (iii) elect to convert the entire amount of the facility to a term obligation based on amortization formulas set forth in the loan agreement. Substantially all of the Company's oil and gas properties are pledged to secure advances under the Credit Facility.

     All outstanding balances on the Credit Facility may be designated, at the Company's option, as either "Base Rate Loans" or "Eurodollar Loans" (as defined in the loan agreement), provided that not more than two Eurodollar traunches may be outstanding at any time. Base Rate Loans will bear interest at the fluctuating Base Rate plus a Base Rate Margin ranging from 0% to 3/8% per annum, depending on levels of outstanding advances and letters of credit. Eurodollar Loans will bear interest at the LIBOR rate for a fixed period of time elected by the Company plus a Eurodollar Margin ranging from 1% to 1.75% per annum. At September 30, 1997, the Company's indebtedness under the Credit Facility consisted of $2.5 million of Base Rate Loans at a rate of 8.8% and $25 million of Eurodollar Loans at a rate of 7.2%.

     In addition, the Company pays the banks a commitment fee equal to 1/4% per annum on the unused portion of the revolving loan commitment. Interest on the revolving loan and commitment fees are payable quarterly, and all outstanding principal and interest will be due July 31, 1999.

3.   FORWARD SALE TRANSACTIONS

     The Company accounts for forward sale and put option arrangements as hedging activities and, accordingly, gains and losses are included in oil and gas revenues in the period the hedged production is sold. Included in oil and gas revenues during the nine months ended September 30, 1996 are net losses totaling $1,154,000 (comprised of losses of $1,297,000, partially offset by gains of $143,000). The Company did not hedge any of its oil and gas production during 1997, and none of the Company's future oil and gas production was subject to hedging arrangements at September 30, 1997.

4.   STOCK COMPENSATION PLANS

     In May 1995, the Company's Board of Directors adopted two stock compensation plans, one for selected officers and one for outside directors of the Company, permitting the Company to pay all or part of selected executives' salaries and all outside director's fees in shares of common stock in lieu of cash. The Company reserved an aggregate of 650,000 shares of common stock for issuance under these plans. During the nine months ended September 30, 1997, the Company issued Mr. Williams 23,739 shares of common stock in lieu of cash compensation aggregating $314,048 and issued 690 shares to three outside directors in lieu of cash compensation aggregating $12,000. Subsequent to September 30, 1997, the Company issued Mr. Williams an additional 2,200 shares in lieu of cash compensation aggregating $35,751.
The amounts of such compensation are included in general and administrative expense in the accompanying consolidated financial statements. The Company terminated the outside directors stock compensation plan in January 1997.

5.   NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per common share is based on the weighted average number of common and common equivalent shares, if dilutive, outstanding during each period.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which changes the method of computing and disclosing earnings per share for periods ending after December 15, 1997. The Company has determined that basic and diluted earnings per share (as defined by SFAS 128) for the periods presented would have been substantially the same as earnings per share reported herein.

6.   INCOME TAXES

     Although the Company recorded net income of $5.5 million for financial reporting purposes during the nine months ended September 30, 1997, no provision for income tax expense is required since the Company has net operating loss carryforwards of approximately $36 million available to offset any taxable income generated by the Company during 1997. Due to the uncertainty of realizing the related future benefits from these tax loss carryforwards, valuation allowances were recorded at September 30, 1997 and December 31, 1996 to the extent net deferred tax assets exceed net deferred tax liabilities.

7.   STOCKHOLDERS' EQUITY

     In January 1997, the Company's Board of Directors authorized the Company to spend up to $2 million to repurchase shares of its common stock on the open market. As of September 30, 1997, the Company had purchased 70,000 shares at a cost of $1.1 million.

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

     The following discussion is intended to assist in understanding the Company's historical consolidated financial position at September 30, 1997, and results of operations and cash flows for the periods ended September 30, 1997 and 1996. This discussion should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1996 and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

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

     The Company is continuing to drill wells in its North Giddings Block, which is located in the updip area of the Giddings Field in east central Texas. Most of the drilling activity during the first three quarters of 1997 has been concentrated in the northern portion of the North Giddings Block while the Company evaluated production from wells drilled in the southern portion of the block. To date, the Company has drilled seven wells to the Austin Chalk formation and one well to the Georgetown formation in the southern portion of the block. Initial production results in this southern area have not met the Company's expectations; however, the Company may ultimately explore this acreage for Cotton Valley pinnacle reefs. In addition, the Company has drilled three infill wells in the northern portion of the North Giddings Block to test the feasibility of developing additional reserves by increasing the density of wells in this area. Initial results have been successful, and it is anticipated additional locations will be added.

     During the second quarter of 1997, the Company completed two wells drilled on acreage acquired through two separate farm-in agreements covering up to 50,000 acres north of the North Giddings Block. Under the terms of each of these agreements, the Company earns its share of the acreage by drilling a commercial well and must spud each successive well on the applicable acreage within 90 days or 180 days, respectively, from completion of the previous well in order to maintain its right to continue drilling. Initial results from wells drilled on this acreage have been positive, and the Company plans to continue drilling in these areas.

     The level and nature of drilling activity in the Trend during 1998 is uncertain and will depend on the results of drilling on farm-in acreage, the effectiveness of infill drilling and the ultimate evaluation of acreage in the southern portion of the North Giddings Block.

     During the third quarter of 1997, the Company completed a 3-D seismic survey covering approximately 50,000 net acres in Robertson County, Texas in connection with its Cotton Valley Exploratory Project. The Company is currently processing the data obtained through this survey and expects to begin interpreting the results of the survey during the fourth quarter of 1997. Any drilling prospects delineated by the survey will commence no sooner than the first quarter of 1998.

     The Company is also conducting exploration activities in connection with certain newly acquired projects in Mississippi, Louisiana and south Texas, all of which are in areas outside the Trend. The Company completed 3-D seismic surveys on acreage in south Texas and in the oil producing salt domes of Mississippi during the third quarter of 1997. The Driscoll Ranch survey in Duvall County, Texas covered approximately 13,000 net acres at a net cost of approximately $1.4 million, while the Hubbard Dome survey in Hinds County, Mississippi covered approximately 12,000 net acres at a net cost of approximately $800,000. Both surveys are currently being evaluated.

     In September 1997, the Company began drilling an exploratory well on the Mamou prospect in Evangeline Parish, Louisiana to test the lower Wilcox formation. The Company encountered structures and oil shows in two shallow formations, but discontinued drilling to the deeper horizons since the well was structurally low. The Company is currently attempting to complete the well in the Sparta and upper Wilcox formations, and may attempt further testing of the lower Wilcox formation in this area in the future.

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

RESULTS OF OPERATIONS

     The following table sets forth certain operating information of the Company for the periods presented:

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                 ---------------------     ---------------------
                                                    1997        1996          1997        1996
                                                 ---------   ---------     ---------   ---------
     OIL AND GAS PRODUCTION DATA:
          Oil (MBbls)...........................       820         521         2,102       1,601
          Gas (MMcf)............................     1,293       1,367         3,790       4,183
          MBOE (1)..............................     1,036         749         2,734       2,298
     AVERAGE OIL AND GAS SALES PRICES (2):
          Oil ($/Bbl)........................... $   19.11   $   21.19     $   20.00   $   19.76
          Gas ($/Mcf)........................... $    2.44   $    2.62     $    2.52   $    2.48
     OIL AND GAS COSTS ($/BOE PRODUCED):
          Lease operating expenses.............. $    3.78   $    4.87     $    4.33   $    4.70
          Oil and gas depletion................. $    8.10   $    7.59     $    8.02   $    7.46
     NET WELLS DRILLED:
          Horizontal wells......................       9.0         4.0          27.4        17.2
          Vertical wells........................        -           -            1.8         1.1

-------------
(1) Gas is converted to barrel of oil equivalents (BOE) at the ratio of six Mcf of gas to one Bbl of oil.
(2) Includes effects of hedging transactions.



THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SEPTEMBER 30, 1996

     REVENUES

     Oil and gas sales increased 28% from $14.6 million in 1996 to $18.7 million in 1997 due primarily to a 57% increase in oil production. These benefits were offset in part by a 10% decline in oil prices, a 7% decline in gas prices, and a 5% decline in gas production. Production from wells completed subsequent to September 30, 1996 accounted for approximately 63% of the total oil production for the 1997 period, which more than offset the effects of steep production declines from previously existing Trend wells.

     Revenues from natural gas services increased 24% from $965,000 in 1996 to $1.2 million in 1997 due primarily to an increase in contract volumes on existing systems.

     COSTS AND EXPENSES

     Lease operations expenses increased 8% from $3.6 million in 1996 to $3.9 million in 1997 while oil and gas production on a BOE basis increased 38%, resulting in a decrease on a BOE basis from $4.87 per BOE in 1996 to $3.78 per BOE in 1997. High initial rates of production on several of the wells completed during 1997 contributed materially to the decline in lease operations expenses per BOE.

     Exploration costs increased from $236,000 in 1996 to $3.9 million in 1997 due primarily to costs incurred during the 1997 period in connection with exploration projects initiated since the fourth quarter of 1996. To date, the Company has committed to spend approximately $5.3 million to conduct and evaluate a 3-D seismic survey covering approximately 50,000 net acres in the North Giddings Block in 1997, $5 million of which has been incurred through September 30, 1997. The Company may drill one or more exploratory wells on any prospects which result from such survey. In addition, the Company plans to spend approximately $14.5 million on other exploration activities, a significant portion of which will be classified as exploration costs. Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which such costs are incurred and expensed.

     DD&A expense increased 46% from $5.9 million in 1996 to $8.6 million in 1997 due primarily to a 38% increase in oil and gas production on a BOE basis, combined with a 7% increase in the Company's average depletion rate per BOE. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The depletion rate per BOE during the third quarter of 1997 was $8.10 compared to $7.59 in the 1996 period.

     G&A expenses increased 11% from $728,000 in 1996 to $806,000 in 1997 due primarily to increased personnel costs. In response to an increase in demand for skilled technical and managerial personnel in the oil and gas industry and an increase in the Company's level of exploration and development activities, the Company has hired additional personnel and increased salaries of existing personnel since September 30, 1996. This increase follows a three-year period during which the Company implemented certain cost reduction measures, resulting in a 47% reduction in annual G&A costs.

     Costs of natural gas services increased 39% from $792,000 in 1996 to $1.1 million in 1997 due primarily to an increase in contract volumes on existing systems.

     INTEREST EXPENSE AND OTHER

     Interest expense decreased 43% from $840,000 in 1996 to $480,000 in 1997 due primarily to lower average levels of indebtedness on the Credit Facility and, to a much lesser extent, lower average interest rates. The average daily principal balance outstanding on such facility during the third quarter of 1997 was $26 million compared to $38 million in 1996. The effective annual interest rate on bank debt, including bank fees, during the 1997 quarter was 8.7% compared to 9% in 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SEPTEMBER 30, 1996

     REVENUES

     Oil and gas sales increased 22% from $42.1 million in 1996 to $51.5 million in 1997 due primarily to a 31% increase in oil production. These benefits were offset in part by a 9% decline in gas production since most of the wells drilled by the Company since 1995 have been predominately oil wells. Production from wells completed subsequent to September 30, 1996 accounted for approximately 48% of the total oil production for the 1997 period, which more than offset the effects of steep production declines from previously existing Trend wells.

     Revenues from natural gas services increased 17% from $2.9 million in 1996 to $3.4 million in 1997 due primarily to additional revenues generated in 1997 related to three gathering systems acquired in the second quarter of 1996.

     COSTS AND EXPENSES

     Lease operations expenses increased 9% from $10.8 million in 1996 to $11.8 million in 1997 while oil and gas production on a BOE basis increased 19%, resulting in a decrease on a BOE basis from $4.70 per BOE in 1996 to $4.33 per BOE in 1997. Higher initial rates of production on several of the wells completed during 1997 contributed materially to the decline in lease operations expenses per BOE.

     Exploration costs increased from $515,000 in 1996 to $8.2 million in 1997 due primarily to costs incurred during the 1997 period in connection with exploration projects initiated since the fourth quarter of 1996. To date, the Company has committed to spend approximately $5.3 million to conduct and evaluate a 3-D seismic survey covering approximately 50,000 net acres in the North Giddings Block in 1997, $5 million of which has been incurred through September 30, 1997. The Company may drill one or more exploratory wells on any prospects which result from such survey. In addition, the Company plans to spend approximately $14.5 million on other exploration activities, a significant portion of which will be classified as exploration costs. Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which such costs are incurred and expensed.

     DD&A expense increased 28% from $17.7 million in 1996 to $22.6 million in 1997 due primarily to a 19% increase in oil and gas production on a BOE basis, combined with an 8% increase in the Company's average depletion rate per BOE. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The average depletion rate per BOE was $8.02 in the 1997 period compared to $7.46 in the 1996 period.

     G&A expenses increased 17% from $2.4 million in 1996 to $2.8 million in 1997 due primarily to increased personnel costs. In response to an increase in demand for skilled technical and managerial personnel in the oil and gas industry and an increase in the Company's level of exploration and development activities, the Company has hired additional personnel and increased salaries of existing personnel since September 30, 1996. This increase follows a three-year period during which the Company implemented certain cost reduction measures, resulting in a 47% reduction in annual G&A costs.

     Costs of natural gas services increased 17% from $2.4 million in 1996 to $2.8 million in 1997 due primarily to additional costs incurred in 1997 related to three gas gathering systems acquired in the second quarter of 1996.

     INTEREST EXPENSE AND OTHER

     Interest expense decreased 54% from $2.8 million in 1996 to $1.3 million in 1997 due primarily to lower average levels of indebtedness on the Credit Facility and, to a much lesser extent, lower average interest rates. The average daily principal balance outstanding on such facility during 1997 period was $21.5 million compared to $40 million in 1996. The effective annual interest rate on bank debt, including bank fees, during the 1997 period was 8.9% compared to 9.5% in 1996.

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

CAPITAL EXPENDITURES

     During the third quarter of 1997, the Company altered its plans to release one of the three rigs contracted to drill Company-operated wells in the Trend. Instead, the Company utilized all three rigs for drilling primarily in the northern portion of the North Giddings Block where initial production rates and reserves exceeded the Company's expectations. As revised, the Company plans to drill approximately 35 net wells in the Trend at a cost of approximately $42 million.

     The Company has also committed to spend approximately $5.3 million to conduct and evaluate a proprietary 3-D seismic survey covering a portion of its acreage in connection with the Cotton Valley Exploratory Project and may drill one or more exploratory wells on any prospects delineated by such survey. The estimated cost of the survey increased from $4.3 million due primarily to an increase in the Company's interest in acres covered by the survey.

     During 1997, the Company initiated certain other exploratory projects in Mississippi, south Texas and Louisiana, all of which are in areas outside the Trend. During the third quarter of 1997, the Company continued to expand the nature and scope of these projects, and has raised its aggregate project cost estimates for 1997 from $12.5 million to $14.5 million. These activities will include substantial geological and geophysical expenditures which are expensed as incurred.

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

CAPITAL RESOURCES

     CREDIT FACILITY

     The Company's Credit Facility provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit. In July, 1997, the banks established a borrowing base of $45 million. Based on its expected needs for 1997, the Company elected a borrowing limit of $40 million, leaving $12.5 million of funds available at September 30, 1997. The borrowing base is scheduled for redetermination in November 1997, at which time the Company may elect a higher borrowing limit, if such an increase in borrowing capacity is both needed and available. The Company intends to use such borrowing capacity, together with internally generated funds, to (i) finance its 1997 planned capital expenditure program in the Trend, (ii) conduct and evaluate the proprietary 3-D seismic survey as a part of the Cotton Valley Exploratory Project, and (iii) conduct certain other exploration projects. Substantially all of the Company's oil and gas properties are pledged to secure advances under the Credit Facility.

     WORKING CAPITAL AND CASH FLOW

     During the nine months ended September 30, 1997, the Company generated cash flow from operating activities of $29.3 million (net of $7.4 million of geological and geophysical costs which were expensed as incurred), spent $38.6 million on capital expenditures and borrowed $9.5 million on the Credit Facility. During the same period, the Company spent $1.1 million to repurchase 70,000 shares of its common stock.

     The Company's working capital deficit increased from $3.4 million at December 31, 1996 to $6.1 million at September 30, 1997. The Company applies most of its available cash toward the repayment of the Credit Facility.
Since all outstanding indebtedness on the Credit Facility is classified as a noncurrent liability, the timing of receipts and disbursements can cause reported working capital to fluctuate as it did from December 31, 1996 to September 30, 1997. However, working capital will increase as funds are advanced on the Credit Facility to finance the Company's capital expenditure program.

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

     During the first nine months of 1997, the Company did not utilize any financial instruments for hedging transactions. Furthermore, the Company does not have any open positions in swap, collar or other financial hedging arrangements at this time. However, the Company may enter into various hedging arrangements in the future in order to realize commodity prices which it considers favorable under the circumstances.

                           PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS

               EXHIBIT
               NUMBER                    DESCRIPTION
               -------         ------------------------------
                 27            Financial Data Schedule



     REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                         CLAYTON WILLIAMS ENERGY, INC.
                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                   CLAYTON WILLIAMS ENERGY, INC.



Date: November 4, 1997             By:  /s/ L. Paul Latham
                                      -------------------------------
                                      L. Paul Latham
                                      Executive Vice President and
                                        Chief Operating Officer



Date: November 4, 1997             By:  /s/ Mel G. Riggs
                                      -------------------------------
                                      Mel G. Riggs
                                      Senior Vice President and Chief
                                        Financial Officer