Form 10-K
period 1997-12-31
CLAYTON WILLIAMS ENERGY INC /DE
filed 1998-03-24
CIK 880115

                                   FORM 10-K

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

   (Mark One)
      [ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from            to
                                          ----------    -----------

                        Commission File Number  0-20838
                                                -------

                         CLAYTON WILLIAMS ENERGY, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                DELAWARE                                          75-2396863
----------------------------------------                     -------------------
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

       SIX DESTA DRIVE - SUITE 6500
             MIDLAND, TEXAS                                      79705-5510
----------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip code)

       Registrant's telephone number, including area code: (915) 682-6324

       Securities registered pursuant to Section 12(b) of the Act:

                                                             None

       Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock - $.10 Par Value
       -----------------------------------------------------------
                             (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  X         No
                                  ---           ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K. [   ]

     The aggregate market value of the outstanding Common Stock, $.10 par value, of the registrant held by non-affiliates of the registrant as of March 19, 1998, based on the closing price as quoted on the Nasdaq Stock Market's National Market as of the close of business on said date, was $40,679,232.

     There were 8,891,263 shares of Common Stock, $.10 par value, of the registrant outstanding as of March 19, 1998.

     Documents incorporated by reference:

(1) The information required by Part III of Form 10-K is found in the registrant's definitive Proxy Statement which will be filed with the Commission not later than April 30, 1998. Such portions of the registrant's definitive Proxy Statement are incorporated herein by reference.

                                     PART I

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Certain statements in this Form 10-K under "Item 1. Business," "Item 3. Legal Proceedings," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that Clayton Williams Energy, Inc. and its subsidiaries (the "Company") expects, projects, believes or anticipates will or may occur in the future, including such matters as oil and gas reserves, future drilling and operations, future production of oil and gas, future net cash flows, future capital expenditures and other such matters, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the volatility of oil and gas prices, the Company's drilling results, the Company's ability to replace short-lived reserves, the availability of capital resources, the reliance upon estimates of proved reserves, operating hazards and uninsured risks, competition, government regulation, the ability of the Company to implement its business strategy, and other factors referenced in this Form 10-K.

ITEM 1 - BUSINESS

   SPECIAL NOTE: CERTAIN STATEMENTS SET FORTH BELOW UNDER THIS CAPTION CONSTITUTE "FORWARD-LOOKING STATEMENTS." SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" FOR ADDITIONAL FACTORS RELATING TO SUCH STATEMENTS.

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

   Since 1988, the Company and its predecessors have concentrated their drilling activities in the Cretaceous Trend (the "Trend"), which extends from south Texas through east Texas, Louisiana and other southern states and includes the Austin Chalk, Buda, and Georgetown formations. The Company believes that it has been one of the leaders in horizontal drilling in the Trend. From January 1, 1990 through December 31, 1997, the Company drilled or participated in 269 gross (218.7 net) horizontal wells in the Trend. The Company also has operations in the Jalmat Field located in southeastern New Mexico and in the Texas Gulf Coast.

   In 1997, the Company initiated several exploratory projects designed to reduce its dependence on Trend drilling for future production and reserve growth. These new areas include other formations in the vicinity of its core properties in east central Texas, as well as south Texas, Louisiana and Mississippi.

   As of December 31, 1997, the Company had estimated proved reserves totaling 8,410 MBbls of oil and 32.9 Bcf of gas with $99.9 million of estimated future net revenues before income taxes (discounted at 10%). During 1997, the Company added 3,720 MBOE of estimated proved reserves through extensions and discoveries, substantially all of which were derived from Trend drilling activities. Reserve additions for 1997 were 99% of production for the same period, while production for 1997 was approximately 20% higher on an MBOE basis than in 1996. The Company held interests in 507 gross (373.7 net) oil and gas wells and owned leasehold interests in approximately 359,079 gross (200,974 net) undeveloped acres at December 31, 1997.

DRILLING AND EXPLORATION ACTIVITIES

   Following is a discussion of the Company's significant drilling and exploration activities during 1997, together with its plans for capital and exploratory expenditures in 1998.

TREND DRILLING ACTIVITIES

   The Company has assembled a 122,000 net acre lease block (the "North Giddings Block") in the updip area of the Giddings Field in Burleson, Robertson and Milam Counties, Texas where the Company has drilled 105 gross (101.7 net) horizontal oil wells through December 31, 1997. In addition, the Company has the right to earn acreage in this same area under two continuous-drilling farm-in agreements covering approximately 52,000 net acres, having drilled 5 gross (3.5 net) wells on this acreage in 1997.

   The economic viability of the Company's Trend drilling activities is highly dependent upon the price of oil expected to be realized during the early years of a well's productive life due to high initial production rates and steep decline rates which are characteristic of most Trend wells. Prior to the recent deterioration in oil prices, the Company had planned to spend approximately $18 million on Trend leasing and drilling activities in 1998, as compared to $44.1 million in 1997. This reduction in planned expenditures was attributable to a decrease in the number of Trend drilling locations that could meet the Company's risk-adjusted economic parameters.

   However, since oil prices are presently at their lowest levels in four years, the Company plans to indefinitely suspend its Trend drilling activities beginning in April 1998 pending an improvement in oil prices. The suspension of Trend drilling activities for an extended period of time may have a significant adverse effect on the Company's oil and gas production and cash flows from operating activities in 1998 and future periods unless the Company can offset the negative impact of such suspension through favorable drilling results from its emerging exploration program or through acquisitions of proved properties. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

COTTON VALLEY EXPLORATORY PROJECT

   During 1997, the Company completed a 3-D seismic survey covering approximately 55,000 net acres in its North Giddings Block to explore for gas reserves in the prolific Cotton Valley Pinnacle Reef play. As opposed to Trend formations, which are encountered at depths of 5,500 to 7,000 feet in this area, the Cotton Valley formation is encountered at depths of 15,000 to 16,000 feet. The Company has interpreted approximately one-third of the survey and has identified 11 Cotton Valley Pinnacle Reef anomalies to date. The northern edge of the North Giddings Block is approximately 24 miles southwest of the nearest producing Cotton Valley Pinnacle Reef. Project costs from inception of the project in 1996 through December 31, 1997 have aggregated $4.6 million.

   During 1998, the Company plans to spend approximately $9 million to complete the interpretation of the seismic survey, extend and renew existing leases as required, and drill an exploratory well to determine if the identified reefs are gas-bearing. Drilling on an initial test well is expected to begin in the second or third quarter of 1998. The Company has revoked its previous policy of limiting expenditures on the Cotton Valley Exploratory Project to 25% of its planned annual capital expenditures. This policy change was necessitated by the Company's decision to suspend Trend drilling activities in 1998 pending an improvement in oil prices. See "TREND DRILLING ACTIVITIES."

OTHER EXPLORATION ACTIVITIES

   Following is a discussion of other areas where the Company conducted significant seismic, leasing and exploratory drilling activities in 1997, together with its plans for 1998. During 1997, the Company spent an aggregate of $3.7 million on seismic surveys and $10.1 million on leasing in areas other than the Trend and the Cotton Valley Exploratory Project. Presently, the Company plans to spend approximately $9 million in 1998 on other exploration projects, substantially all of which are targeting gas reserves due to currently depressed oil prices. However, the nature and extent of exploration activities may change significantly during the year depending upon several factors, including seismic interpretations, drilling results, rig availability, product prices, and the availability of capital resources.

   GLEN ROSE
   Beginning in 1997, the Company has assembled a 50,000 net acre lease block in Grimes, Walker and Madison Counties, Texas and plans to drill a horizontal exploratory well on this prospect in 1998. The Company believes that its experience in horizontal drilling can be used to find and develop significant gas reserves from the Glen Rose Limestone formation in this area. Depending upon drilling results, the Company may drill one or more additional wells on this prospect in 1998.

   EAST TEXAS HORIZONTAL
   The Company is presently evaluating an exploratory horizontal gas well in
the Haynesville Limestone formation in Freestone County, Texas.    The
Company began drilling the well in January 1998, and completed drilling in March 1998 after penetrating a total of 8,000 feet of the target formation through two opposing laterals. Although initial indications are disappointing, the Company has placed the well on production and may conduct one or more stimulation procedures. In addition, the Company may attempt to complete the well in shallower zones. If the well is ultimately determined to be uneconomical, the Company will record a charge against earnings of approximately $3.5 million in the period of such determination.

   SOUTH TEXAS
   During 1997, the Company completed a 3-D seismic survey covering approximately 12,000 net acres in Duval County, Texas. During 1998, the Company plans to drill an exploratory gas well to test one of the eight Wilcox prospects generated by the survey. In addition, the Company initiated a 3-D seismic survey in 1998 covering 3,150 net acres in Jim Hogg County, Texas targeting the Queen City formation and may initiate a 3-D seismic survey in Goliad County, Texas targeting the Wilcox formation.

   LOUISIANA
   During 1997, the Company drilled an exploratory well on its Mamou Prospect in Evangeline Parish, Louisiana that was completed as a field discovery well in the Upper Wilcox formation in March 1998. The Company plans to evaluate geological and geophysical data on three other prospects generated in 1997 targeting the Sparta and Miocene formations to determine the nature and extent of further exploration activities in these areas.

   MISSISSIPPI
   During 1997, the Company began a multi-pay exploration program targeting hydrocarbons trapped by salt domes in Mississippi. The Company acquired approximately 19,000 net acres based on 2-D seismic data, and conducted a 3-D seismic survey on one of the salt domes. During 1998, the Company plans to complete the leasing and seismic activities begun in 1997 and evaluate the data to determine the nature and extent of further exploration activities in Mississippi.

ACQUISITIONS OF PROVED PROPERTIES

   Although no specified amounts of capital expenditures have been designated for acquisitions of proven properties in 1998, the Company believes that the purchase of long-lived oil and gas reserves would effectively compliment its emerging exploration program. Therefore, the Company plans to actively seek and evaluate acquisition opportunities during 1998.

PRINCIPAL PRODUCING AREAS

THE TREND

   The Company's current production of oil and gas in the Trend is derived principally from the Austin Chalk formation in the Giddings Field. At December 31, 1997, the Company had interests in 264 gross (201.1 net) producing wells in the Giddings Field, including 192 horizontal and 72 vertical wells. For the year ended December 31, 1997, the Company's daily net production in the Giddings Field averaged approximately 7,405 Bbls of oil and 6,749 Mcf of gas. The Company drilled 35 wells in the Giddings Field during 1997, all of which were completed as productive wells. The Company operates 82% of its wells in the Giddings Field. Since May 1994, the Company has concentrated its Trend drilling activities in the North Giddings Block. Wells producing from the Austin Chalk formation in this updip portion of the Giddings Field are more prone to produce oil than gas.

   The Company's wells in the Austin Chalk formation are routinely subjected to cyclic water stimulation. Cyclic water stimulation involves pumping large volumes of water at high injection rates into a well, shutting-in the well for ten days to two weeks, and then returning the well to production. Water is pumped into the reservoir in several stages and is absorbed into the micro-pore spaces of the rock, thereby displacing oil into the fractures where it may be more readily produced and, in some cases, extending the fracture system. The Company has used the cyclic water stimulation method since 1987. The Company generally uses this treatment technique during the well completion process and repeats the process 12 to 18 months after a well has been placed in production. During 1997, 34 horizontal wells received an initial treatment and 2 horizontal wells received a subsequent treatment.

JALMAT FIELD

   The Company owns interests in 132 gross (106.7 net) operated wells in the Jalmat Field, located in Lea County, New Mexico. For the year ended December 31, 1997, the Company's daily net production from this field averaged approximately 101 Bbls of oil and 3,474 Mcf of gas.

TEXAS GULF COAST

   The Company owns interests in 27 gross (10.8 net) non-operated wells in Wharton and Matagorda Counties in the Gulf Coast region of Texas. The Company's daily net production from this area during the year ended December 31, 1997 averaged approximately 83 Bbls of oil and 1,556 Mcf of gas.

MARKETING ARRANGEMENTS

   The Company sells substantially all of its oil production under short-term contracts based on prices quoted on the New York Mercantile Exchange ("NYMEX") for spot West Texas Intermediate ("WTI") contracts, less agreed-upon deductions which vary by grade of crude oil. The majority of the Company's gas production is sold under short-term contracts based on pricing formulae which are generally market responsive.

   The Company believes that the loss of any of its oil and gas purchasers would not have a material adverse effect on its results of operations due to the availability of other purchasers.

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

COMPETITION AND MARKETS

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

   The market for oil, gas and natural gas liquids produced by the Company depends on factors beyond its control, including domestic and foreign political conditions, the overall level of supply of and demand for oil, gas and natural gas liquids, the price of imports of oil and gas, weather conditions, the price and availability of alternative fuels, the proximity and capacity of gas pipelines and other transportation facilities and overall economic conditions.

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

   The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of gas produced by the Company, as well as the revenues received by the Company for sales of such production. Since the mid-1980s, the FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of gas. Order 636 mandates a fundamental restructuring of interstate pipeline sales and transportation services, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of the FERC's purposes in issuing the orders is to increase competition within all phases of the gas industry. Order 636 and subsequent FERC orders on rehearing have been appealed and are pending judicial review. It is difficult to predict the ultimate impact of the orders on the Company and its gas marketing efforts. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas, and has substantially increased competition and volatility in natural gas markets. While significant regulatory uncertainty remains, Order 636 may ultimately enhance the Company's ability to market and transport its gas, although it may also subject the Company to greater competition, more restrictive pipeline imbalance tolerances and greater associated penalties for violation of such tolerances.

   Sales of oil and natural gas liquids by the Company are not regulated and are made at market prices. The price the Company receives from the sale of those products is affected by the cost of transporting the products to market. Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rate to inflation, subject to certain conditions and limitations. These regulations could increase the cost of transporting oil and natural gas liquids by pipeline. The Company is not able to predict with any certainty what effect, if any, these regulations will have on it, but, other factors being equal, the regulations may, over time, tend to increase transportation costs or reduce wellhead prices for oil and natural gas liquids.

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

EMPLOYEES

   At December 31, 1997, the Company had 109 full-time employees. None of the Company's employees is subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

OFFICES

   The Company leases approximately 40,000 square feet of office space in Midland, Texas and approximately 1,400 square feet of office space in Houston, Texas.

ITEM 2 - PROPERTIES

   The Company's properties consist primarily of oil and gas wells and its ownership in leasehold acreage, both developed and undeveloped. At December 31, 1997, the Company had interests in 507 gross (373.7 net) oil and gas wells and owned leasehold interests in 359,079 gross (200,974 net) undeveloped acres.

RESERVES

   The following table sets forth certain information as of December 31, 1997 with respect to the Company's estimated proved oil and gas reserves and the present value of estimated future net revenues therefrom, discounted at 10% ("PV-10 Value").

                                           PROVED       PROVED
                                          DEVELOPED   UNDEVELOPED    TOTAL
                                          ---------   -----------   -------
Oil (Mbbls).............................     7,826         584        8,410
Gas (Mmcf)..............................    27,392       5,469       32,861
MBOE....................................    12,392       1,495       13,887
PV-10 Value:
  Before income taxes...................   $94,831      $5,087      $99,918
  After income taxes....................                            $92,403

   The following table sets forth certain information as of December 31, 1997 regarding the Company's proved oil and gas reserves in each of its principal producing areas.

                             PROVED RESERVES
                      -----------------------------                               PERCENTAGE OF
                                         TOTAL OIL    PERCENT OF    PV-10 VALUE    PV-10 VALUE
                        OIL      GAS     EQUIVALENT   TOTAL OIL       BEFORE         BEFORE
AREA OR FIELD         (MBBLS)   (MMCF)     (MBOE)     EQUIVALENT   INCOME TAXES   INCOME TAXES
-------------         -------   ------   ----------   ----------   ------------   -------------
                                                                  (in thousands)
Trend................  7,803    11,611      9,738         70.1%      $73,687          73.7%
Jalmat...............    308    13,747      2,599         18.7        14,264          14.3
Texas Gulf Coast.....    165     4,521        919         6.6          9,688           9.7
Other................    134     2,982        631         4.6          2,279           2.3
                       -----    ------     ------       -----        -------         -----
  Total..............  8,410    32,861     13,887       100.0%       $99,918         100.0%
                       -----    ------     ------       -----        -------         -----
                       -----    ------     ------       -----        -------         -----

   The estimates as of December 31, 1997 of proved reserves, future net revenues from proved reserves and the PV-10 Value before income taxes set forth in this Form 10-K were based on a report prepared by Williamson Petroleum Consultants, Inc. (the "Independent Engineers"). For purposes of preparing such estimates, the Independent Engineers reviewed production data through October 31, 1997 for properties representing 84% of the estimated present value of the Company's proved developed producing reserves and through earlier dates for the balance of the Company's properties. In order to calculate the proved reserve estimates as of December 31, 1997, the Independent Engineers assumed that production for each of the Company's properties since the date of the last production data reviewed was in accordance with the production decline curve for such property.

   In accordance with applicable guidelines of the Commission, the estimates of the Company's proved reserves and future net revenues therefrom set forth herein are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. Estimated quantities of proved reserves and future net revenues therefrom are affected by changes in oil and gas prices. Oil and gas prices decreased substantially from December 31, 1996 to December 31, 1997, resulting in significant decreases in the Company's estimated future net revenues and, to a lesser extent, decreases in estimated reserve quantities. The weighted average of the sales prices utilized for the purposes of estimating the Company's proved reserves and the future net revenues therefrom as of December 31, 1997 were $17.00 per Bbl of oil and $2.33 per Mcf of gas, as compared to $25.01 per Bbl and $3.63 per Mcf as of December 31, 1996. Subsequent to December 31, 1997, oil and gas prices have continued to decline, and are expected to remain volatile. The Company estimates that a $1 decline in the price per Bbl of oil would result in a $5.9 million reduction in PV-10 Value (before income taxes), and that a $.25 decline in the price per Mcf of gas would result in a $5.2 million reduction in PV-10 Value (before income taxes).

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

   Approximately 11% of the Company's total proved reserves at December 31, 1997 were undeveloped, which are by their nature less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. The reserve data set forth in the Independent Engineers' report as of December 31, 1997 assumes, based on the Company's estimates, that aggregate capital expenditures by the Company of approximately $6.8 million through 2000 will be required to develop such reserves. Although cost and reserve estimates attributable to the Company's oil and gas reserves have been prepared in accordance with industry standards, no assurance can be given that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated.

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

   The Company must develop or acquire new oil and gas reserves to replace those being depleted by production. Without successful drilling and exploration or acquisition activities, the Company's reserves and revenues will decline rapidly. In particular, the Company's producing properties in the Trend are characterized by a high initial production rate, followed by a steep decline in production. The Company's properties in the Trend may be susceptible to hydrocarbon drainage from production on adjacent properties by other operators, particularly from horizontal wells. The Company has a relatively low reserve-to-production ratio of approximately 3.7 years (based upon the estimated quantities of proved oil and gas reserves as of December 31, 1997, divided by production volumes for 1997). The 1997 ratio is down from 4.6 years at December 31, 1996 due to a combination of downward reserve revisions caused primarily by lower product prices and higher than average initial production rates on wells completed in 1997. Accordingly, the Company believes that its future success will depend to a significant extent upon the results of its emerging exploration program and, to a lesser extent, acquisitions of proved properties. See "ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

   Since January 1, 1997, the Company has not filed an estimate of its net proved oil and gas reserves with any federal authority or agency other than the Commission.

EXPLORATION AND DEVELOPMENT ACTIVITIES

   The Company drilled, or participated in the drilling of, the following numbers of wells during the periods indicated.

                                         YEAR ENDED DECEMBER 31,
                               ------------------------------------------
                                   1997           1996           1995
                               ------------   ------------   ------------
                               GROSS    NET   GROSS    NET   GROSS    NET
                               -----   ----   -----   ----   -----   ----
   DEVELOPMENT WELLS:
     Oil.....................   33     28.0    23     20.9     24    21.0
     Gas.....................    1       .2     -        -      1      .5
     Dry.....................    -        -     -        -      -       -
                               -----   ----   -----   ----   -----   ----
       Total.................   34     28.2    23     20.9     25    21.5
                               -----   ----   -----   ----   -----   ----
                               -----   ----   -----   ----   -----   ----

   EXPLORATORY WELLS:
     Oil.....................    8      7.5     4      4.0      2     2.0
     Gas.....................    -        -     -        -      -       -
     Dry.....................    5      1.9     2       .6      -       -
                               -----   ----   -----   ----   -----   ----
       Total.................   13      9.4     6      4.6      2     2.0
                               -----   ----   -----   ----   -----   ----
                               -----   ----   -----   ----   -----   ----

   TOTAL WELLS:
     Oil.....................   41     35.5    27     24.9     26    23.0
     Gas.....................    1       .2     -        -      1      .5
     Dry.....................    5      1.9     2       .6      -       -
                               -----   ----   -----   ----   -----   ----
       Total.................   47     37.6    29     25.5     27    23.5
                               -----   ----   -----   ----   -----   ----
                               -----   ----   -----   ----   -----   ----

   The information contained in the foregoing table should not be considered indicative of future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by the Company.

   The Company does not own any drilling rigs and all of its drilling activities are conducted by independent contractors on a day rate basis under standard drilling contracts. At March 19, 1998, the Company had one drilling rig under contract in the Trend.

PRODUCTIVE WELL SUMMARY

   The following table sets forth certain information regarding the Company's ownership as of December 31, 1997, of productive wells in the areas indicated.

                                    OIL             GAS            TOTAL
                               -------------   -------------   -------------
                               GROSS    NET    GROSS    NET    GROSS    NET
                               -----   -----   -----   -----   -----   -----
   Trend.....................   289    223.6     23     16.1    312    239.7
   Jalmat....................    37     30.0     95     76.7    132    106.7
   Texas Gulf Coast..........     1       .4     26     10.4     27     10.8
   Other.....................    19     12.9     17      3.6     36     16.5
                               -----   -----   -----   -----   -----   -----
     Total...................   346    266.9    161    106.8    507    373.7
                               -----   -----   -----   -----   -----   -----
                               -----   -----   -----   -----   -----   -----

   The Company seeks to act as operator of the wells in which it owns a significant interest. As operator of a well, the Company is able to manage drilling and production operations as well as other matters affecting the production and sale of oil and gas. In addition, the Company receives fees from other working interest owners for the operation of the wells. At December 31, 1997, the Company was the operator of 408 wells, or approximately 80% of the 507 total wells in which it has a working interest. Production from these operated wells represented approximately 92% of the Company's total net production for 1997.

VOLUMES, PRICES AND PRODUCTION COSTS

   The following table sets forth certain information regarding the production volumes of, average sales prices received from, and average production costs associated with the Company's sales of oil and gas for the periods indicated.

                                                YEAR ENDED DECEMBER 31,
                                              --------------------------
                                               1997      1996      1995
                                              ------    ------    ------
   OIL AND GAS PRODUCTION DATA:
     Oil (MBbls)............................   2,903     2,203     1,831
     Gas (MMcf).............................   5,091     5,584     6,845
     Total (MBOE)...........................   3,752     3,134     2,972

   AVERAGE OIL AND GAS SALES PRICE (1):
     Oil ($/Bbl)............................  $19.80    $20.85    $17.35
     Gas ($/Mcf)(2).........................  $ 2.64    $ 2.65    $ 1.77

   AVERAGE PRODUCTION COSTS
     Lease operations ($/BOE)(3)............  $ 4.32    $ 4.71    $ 4.55

------------------
(1) Includes effects of hedging transactions.
(2) Includes natural gas liquids.
(3) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), workover costs and the administrative costs of production offices, insurance and property and severance taxes.

DEVELOPMENT, EXPLORATION AND ACQUISITION EXPENDITURES

   The following table sets forth certain information regarding the costs incurred by the Company in its development, exploration and acquisition activities during the periods indicated.

                                            YEAR ENDED DECEMBER 31,
                                         ---------------------------
                                           1997      1996      1995
                                         -------   -------   -------
                                               (IN THOUSANDS)
   Property Acquisitions:
     Proved............................  $     -   $ 1,375   $     -
     Unproved..........................   14,042     5,002     2,254
   Developmental Costs.................   32,656    20,931    16,823
   Exploratory Costs...................   13,813     6,306     1,407
                                         -------   -------   -------
     Total.............................  $60,511   $33,614   $20,484
                                         -------   -------   -------
                                         -------   -------   -------

ACREAGE

   The following table sets forth certain information regarding the Company's developed and undeveloped leasehold acreage as of December 31, 1997 in the areas indicated. Acreage in which the Company's interest is limited to royalty, overriding royalty and similar interests is excluded.

                                   DEVELOPED          UNDEVELOPED           TOTAL
                               -----------------   -----------------   ----------------
                                GROSS      NET      GROSS      NET      GROSS     NET
                               -------   -------   -------   -------   -------  -------
   Trend.....................  111,296    96,575   107,896    91,034   219,192  187,609
   Jalmat....................    9,481     8,023         -         -     9,481    8,023
   Texas Gulf Coast..........    8,735     3,963       562       163     9,297    4,126
   Other (a).................   16,602     2,596   250,621   109,777   267,223  112,373
                               -------   -------   -------   -------   -------  -------
     Total...................  146,114   111,157   359,079   200,974   505,193  312,131
                               -------   -------   -------   -------   -------  -------
                               -------   -------   -------   -------   -------  -------

-----------------------
(a) Net undeveloped acres are attributable to the following areas:
    Glen Rose - 50,505; Mississippi - 18,771; Louisiana - 5,828;
    Alabama - 13,596; Wyoming - 10,253; and other - 10,824.


ITEM 3 - LEGAL PROCEEDINGS

   SPECIAL NOTE: CERTAIN STATEMENTS SET FORTH BELOW UNDER THIS CAPTION CONSTITUTE "FORWARD-LOOKING STATEMENTS." SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" FOR ADDITIONAL FACTORS RELATING TO SUCH STATEMENTS.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of the security holders of the Registrant during the fourth quarter of its fiscal year ended December 31, 1997.

                                    PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

   The Company's Common Stock is quoted on the Nasdaq Stock Market's National Market under the symbol "CWEI". As of December 31, 1997, there were approximately 1,400 beneficial and record stockholders. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock, as reported on the National Market:

                                            High        Low
                                         ---------   ---------
   Year Ended December 31, 1997:
     Fourth Quarter....................  $  18 7/8   $  12 1/2
     Third Quarter.....................     17 1/4       9 7/8
     Second Quarter....................     15 3/4      10 1/2
     First Quarter.....................     19 7/8      11 3/4

   Year Ended December 31, 1996:
     Fourth Quarter....................  $  17 7/8   $   9 5/8
     Third Quarter.....................     12           7 3/8
     Second Quarter....................     10 7/8       3 3/4
     First Quarter.....................      4 3/8       2 5/8

   The quotations in the table above reflect inter-dealer prices without retail markups, markdowns or commissions. On March 19, 1998, the last reported sale price for the Common Stock on the National Market was $9 1/8.

   The Company has not paid any cash dividends on its Common Stock, and the Board of Directors does not anticipate paying any cash dividends in the foreseeable future. The terms of the Company's secured bank credit facility limit the payment of cash dividends by the Company during any fiscal year to a maximum of 50% of the Company's net income during such period, assuming compliance with other terms thereof. Subject to the restrictions imposed by the Company's lenders, future dividend policy will depend on a number of factors, including future earnings, capital requirements, the financial condition and future prospects of the Company and such other factors as the Board of Directors may deem relevant.

ITEM 6 - SELECTED FINANCIAL DATA

   The following table sets forth selected consolidated financial data for the Company as of the dates and for the periods indicated. The consolidated financial data for each of the years in the five-year period ended December 31, 1997 was derived from audited financial statements of the Company. The data set forth in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements.

                                                                  YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------
                                                      1997      1996      1995       1994       1993
                                                    -------   -------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
  Revenues:
    Oil and gas sales.............................  $70,929   $60,610   $ 43,883   $ 43,617   $ 55,041
    Natural gas services..........................    4,559     4,281      5,388      5,868      4,554
                                                    -------   -------   --------   --------   --------
      Total revenues..............................   75,488    64,891     49,271     49,485     59,595
                                                    -------   -------   --------   --------   --------
  Costs and expenses:
    Lease operations..............................   16,205    14,776     13,533     12,775     12,788
    Exploration:
      Abandonments and impairments................    2,692       597      1,472      6,227      4,244
      Seismic and other...........................    7,629     1,036         83        912      1,954
    Natural gas services..........................    3,955     3,437      3,714      3,510      2,518
    Depreciation, depletion and amortization......   31,273    23,758     25,110     25,248     26,751
    Impairment of property and equipment (1)......      236     1,186     10,259          -          -
    General and administrative....................    4,181     3,266      3,708      5,659      6,876
                                                    -------   -------   --------   --------   --------
      Total costs and expenses....................   66,171    48,056     57,879     54,331     55,131
                                                    -------   -------   --------   --------   --------
      Operating income (loss).....................    9,317    16,835     (8,608)    (4,846)     4,464
                                                    -------   -------   --------   --------   --------
  Other income (expense):
    Interest expense..............................   (1,767)   (3,440)    (5,493)    (4,461)    (4,003)
    Other income (expense) (2)....................      217       335      6,022        759        149
                                                    -------   -------   --------   --------   --------
      Total other income (expense)................   (1,550)   (3,105)       529     (3,702)    (3,854)
                                                    -------   -------   --------   --------   --------
  Income (loss) before income taxes...............    7,767    13,730     (8,079)    (8,548)       610
  Income tax expense (3)..........................        -         -          -          -        207
                                                    -------   -------   --------   --------   --------
  Net income (loss)...............................  $ 7,767   $13,730   $ (8,079)  $ (8,548)  $    403
                                                    -------   -------   --------   --------   --------
                                                    -------   -------   --------   --------   --------
  Net income (loss) per common share:
    Basic.........................................  $   .87   $  1.80   $  (1.31)  $  (1.50)  $    .09
                                                    -------   -------   --------   --------   --------
                                                    -------   -------   --------   --------   --------
    Diluted.......................................  $   .85   $  1.76   $  (1.31)  $  (1.50)  $    .09
                                                    -------   -------   --------   --------   --------
                                                    -------   -------   --------   --------   --------
  Weighted average common shares outstanding:
    Basic.........................................    8,888     7,624      6,165      5,700      4,700
                                                    -------   -------   --------   --------   --------
                                                    -------   -------   --------   --------   --------
    Diluted.......................................    9,094     7,800      6,165      5,700      4,700
                                                    -------   -------   --------   --------   --------
                                                    -------   -------   --------   --------   --------

OTHER DATA:
  Net cash provided by operating activities.......  $39,324   $40,306   $ 24,203   $ 23,672   $ 29,716
  Discretionary cash flow (4):
    Total.........................................  $49,597   $40,307   $ 28,845   $ 23,839   $ 33,352
    Per diluted common share......................  $  5.45   $  5.17   $   4.68   $   4.18   $   7.10

                                                                                 DECEMBER 31,
                                                                       ------------------------------
                                                                         1997       1996       1995
                                                                       --------   --------   --------
                                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital (deficit)..........................................  $ (6,369)  $ (3,422)  $(13,717)
  Total assets.......................................................   134,562    103,598     93,161
  Long-term debt.....................................................    35,700     18,000     33,538
  Stockholders' equity...............................................    73,074     66,214     34,996

------------------

(1) The Company adopted the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets" effective October 1, 1995.
(2) The 1995 period includes a $6 million non-recurring gain on sale of two principal gas gathering and processing systems.
(3) Prior to the Consolidation, income taxes were computed at the applicable federal statutory rate.
(4) Discretionary cash flow refers to net income (loss) before exploration costs, depreciation, depletion and amortization and impairments of property and equipment.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   SPECIAL NOTE: CERTAIN STATEMENTS SET FORTH BELOW UNDER THIS CAPTION CONSTITUTE "FORWARD-LOOKING STATEMENTS." SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" FOR ADDITIONAL FACTORS RELATING TO SUCH STATEMENTS.

   The following discussion is intended to assist in understanding the Company's historical consolidated financial position at December 31, 1997, 1996 and 1995, and results of operations and cash flows for each of the three years in the period ended December 31, 1997. The Company's historical Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K contain detailed information that should be referred to in conjunction with the following discussion.

OVERVIEW

   The Company commenced operations in May 1993, following the Consolidation and completion of the Company's Initial Public Offering. Since 1988, the Company and its predecessors have concentrated their drilling activities in the Trend. Oil and gas production in the Trend is generally characterized by a high initial production rate, followed by a steep rate of decline. In order to maintain its oil and gas reserve base, production levels and cash flow from operations, the Company has been required to maintain or increase its level of drilling activity and achieve comparable or improved results from such activities.

   Beginning in 1997, the Company initiated several exploratory projects designed to reduce its dependence on Trend drilling for future production and reserve growth. These new areas include other formations in the vicinity of its core properties in east central Texas, as well as south Texas, Louisiana and Mississippi. During 1998, the Company plans to devote a substantial portion of its capital expenditures to these new areas and also intends to actively seek and evaluate opportunities to acquire proven properties. See "LIQUIDITY AND CAPITAL RESOURCES - CAPITAL EXPENDITURES."

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

RESULTS OF OPERATIONS

   The following table sets forth certain operating information of the Company for the periods presented:

                                                     YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                   1997        1996       1995
                                                   ----        ----       ----
 OIL AND GAS PRODUCTION DATA:
   Oil (MBbls)..................................   2,903      2,203      1,831
   Gas (MMcf)...................................   5,091      5,584      6,845
   Total (MBOE) (1).............................   3,752      3,134      2,972

 AVERAGE OIL AND GAS SALES PRICES (2):
   Oil ($/Bbl)..................................  $19.80     $20.85     $17.35
   Gas ($/Mcf)..................................  $ 2.64     $ 2.65      $1.77

 OPERATING COSTS AND EXPENSES ($/BOE PRODUCED):
   Lease operations.............................  $ 4.32    $  4.71     $ 4.55
   Oil and gas depletion........................  $ 8.10    $  7.32     $ 8.16
   General and administrative...................  $ 1.11    $  1.04     $ 1.25

 NET WELLS DRILLED:
   Horizontal Wells.............................    33.3       24.4       23.5
   Vertical Wells...............................     4.3        1.1          -


(1) Gas is converted to barrel of oil equivalents (BOE) at the ratio of six Mcf of gas to one Bbl of oil.
(2)  Includes effects of hedging transactions.



1997 COMPARED TO 1996

   REVENUES

   Oil and gas sales increased 17% from $60.6 million in 1996 to $70.9 million in 1997 due primarily to a 32% increase in oil production. The effect of higher oil production was partially offset by a 5% decrease in oil prices and a 9% decline in gas production. Production from wells completed subsequent to December 31, 1996 accounted for approximately 42% of total oil production for the 1997 period, which more than offset the effects of steep production declines from previously existing Trend wells. The Company plans to discontinue Trend drilling in April 1998 pending an improvement in oil prices, which have fallen to their lowest levels in four years. The suspension of Trend drilling activities for an extended period of time may adversely affect the Company's production and revenues in 1998.

   COSTS AND EXPENSES

   Lease operations expenses increased 9% from $14.8 million in 1996 to $16.2 million in 1997 while oil and gas production on a BOE basis increased 20%, resulting in a decrease in lease operations expenses on a BOE basis from $4.71 per BOE in 1996 to $4.32 per BOE in 1997. Higher initial rates of production on several of the wells completed during 1997 contributed materially to the decline in lease operations expenses per BOE.

   Exploration costs increased from $1.6 million in 1996 to $10.3 million in 1997 due primarily to costs incurred during 1997 in connection with exploration projects initiated during the fourth quarter of 1996. The Company plans to spend approximately $17 million in 1998 on exploratory prospects. Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

    Depreciation, depletion and amortization ("DD&A") expense increased 32% from $23.8 million in 1996 to $31.3 million in 1997 due primarily to a 20% increase in oil and gas production on a BOE basis, combined with an 11% increase in the Company's average depletion rate per BOE. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The average depletion rate per BOE was $8.10 in the 1997 period compared to $7.32 in the 1996 period.

   General and administrative ("G&A") expenses increased 27% from $3.3 million in 1996 to $4.2 million in 1997 due primarily to increased personnel costs. In response to an increase in demand for skilled technical and mangerial personnel in the oil and gas industry and an increase in the Company's level of exploration and development activities, the Company has hired additional personnel and increased salaries of existing personnel.

   INTEREST EXPENSE

   Interest expense decreased 47% from $3.4 million in 1996 to $1.8 million in 1997 due primarily to lower average levels of indebtedness on the Company's secured credit facility (the "Credit Facility") and, to a much lesser extent, lower average interest rates. The average daily principal balance outstanding on such facility during the 1997 period was $24 million compared to $36.9 million in 1996. The effective annual interest rate on bank debt, including bank fees, during the 1997 period was 8.7% compared to 9.4% in 1996

1996 COMPARED TO 1995

   REVENUES

   Oil and gas sales increased 38% from $43.9 million in 1995 to $60.6 million in 1996 due primarily to a 20% increase in oil production, a 20% increase in oil prices (net of hedging losses), and a 50% increase in gas prices. These benefits were offset in part by an 18% decline in gas production since most of the wells drilled since 1995 have been predominately oil wells. Production from wells completed subsequent to December 31, 1995 accounted for approximately 37% of total oil production for the 1996 period, which more than offset the effects of steep production declines from previously existing Trend wells.

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

   DD&A expense decreased 5% from $25.1 million in 1995 to $23.8 million in 1996 due primarily to a 10% decline in the Company's average depletion rate per BOE, offset in part by a 5% increase in production on a BOE basis. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The lower depletion rate is attributable to a combination of higher proved reserves resulting from both newly completed wells and higher product prices, and lower depletable costs resulting from the impairment of certain producing properties in October 1995 and June 1996 pursuant to Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets" ("SFAS 121"). As a result, the average depletion rate declined from $8.16 per BOE in 1995 to $7.32 per BOE in 1996.

   The Company recorded a provision for impairment of property and equipment of $1.2 million during the second quarter of 1996 in accordance with SFAS 121, as compared to a $10.3 million provision made during the fourth quarter of 1995 upon the adoption of SFAS 121.

   G&A expenses decreased 11% from $3.7 million in 1995 to $3.3 million in 1996. Certain cost reduction measures implemented beginning in March 1994 were fully realized during 1995. Accordingly, the Company does not expect G&A expenses to continue to decrease as they have in recent years.

   Costs of natural gas services decreased 8% from $3.7 million in 1995 to $3.4 million in 1996 due primarily to the sale of the Company's two principal gas gathering and processing systems in August 1995, and offset in part by additional costs incurred in 1996 related to a gas plant and three gathering systems acquired during the first quarter of 1996.

   INTEREST EXPENSE AND OTHER

   Interest expense decreased 38% from $5.5 million in 1995 to $3.4 million in 1996 due primarily to lower average levels of indebtedness on the Credit Facility and, to a lesser extent, lower average interest rates. The average daily principal balance outstanding on such facility in 1996 was $36.9 million compared to $52.3 million in 1995. The effective annual interest rate on bank debt in 1996 was 9.4% compared to 10.6% in 1995. Proceeds from the sales of assets in August 1995 and January 1996 and the sale of common stock through a shareholder rights offering in September 1995, which aggregated approximately $15 million, were used to reduce bank indebtedness and contributed largely to the reduction in interest expense in 1996 as compared to 1995. In addition, the Company used $17 million of proceeds from the sale of common stock to further reduce bank debt in November 1996. As a result, the Company anticipates interest expense in 1997 to be lower than 1996.

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

   The following discussion sets forth the Company's current plans for capital expenditures in 1998, and the expected capital resources needed to finance such plans.

CAPITAL EXPENDITURES

   In April 1998, the Company plans to indefinitely suspend its Trend drilling activities pending an improvement in oil prices, which have fallen to their lowest levels in four years. Through the first quarter of 1998, the Company will have spent approximately $3.5 million on Trend leasing and drilling activities, and, depending on the duration of the suspension, may spend up to $18 million in the Trend during 1998.

   During 1998, the Company plans to spend approximately $9 million on the Cotton Valley Exploratory Project to complete the interpretation of its 3-D seismic survey, extend and renew existing leases as required, and drill an exploratory well on one of the Cotton Valley Pinnacle Reef prospects generated by such survey. In addition, the Company plans to spend $9 million in 1998 on other exploration projects in south Texas, Louisiana and Mississippi. The incurrence of such costs may adversely affect the Company's results of operations in 1998 (see "RESULTS OF OPERATIONS - 1997 COMPARED TO 1996 - COSTS AND EXPENSES").

   Substantially all of the planned 1998 activity is discretionary. This allows the Company to make adjustments to its level of capital and exploratory expenditures based upon such factors as the availability of capital resources, product prices and drilling results. Thus, if the Company's ability or desire to conduct the planned activities is diminished or enhanced by any of these factors, the Company can modify its expenditures accordingly.

   The Company does not have any specified amounts of capital expenditures designated for acquisitions of proven properties in 1998. However, the Company plans to actively seek and evaluate acquisition opportunities and will commit only to those acquisitions which the Company can adequately finance through internal and external sources.

CAPITAL RESOURCES

   CREDIT FACILITY

   The Credit Facility provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit. At December 31, 1997, the elected borrowing limit was $50 million, and the available credit on the revolving facility was $14.3 million. The borrowing base is scheduled for redetermination in May 1998, at which time the Company may elect a higher borrowing limit, if such an increase in borrowing capacity is both needed and available. The Company intends to use such borrowing capacity, together with internally generated funds, to finance its 1998 planned capital expenditure program.

   WORKING CAPITAL AND CASH FLOW

   During 1997, the Company generated cash flow from operating activities of $39.3 million and borrowed $17.7 million on the Credit Facility. During the same period, the Company spent $56.2 million on capital expenditures and $1.5 million to acquire shares of its common stock for treasury.

   The Company's working capital deficit increased from $3.4 million at December 31, 1996 to $6.4 million at December 31, 1997 due primarily to a net increase in current liabilities attributable to increased levels of drilling, leasing and exploration activities. The Company applies most of its available cash toward the repayment of the Credit Facility. Since all outstanding indebtedness on the Credit Facility is classified as a noncurrent liability, the timing of receipts and disbursements can cause reported working capital to fluctuate as it did from December 31, 1996 to December 31, 1997. However, working capital will increase as funds are advanced on the Credit Facility to finance the Company's capital expenditure program.

   The Company believes that the funds available under the Credit Facility and cash provided by operations will be adequate to fund the Company's operations and projected capital and exploratory expenditures during 1998. However, because future cash flows and the availability of borrowings are subject to a number of variables, such as the level of production from existing wells, the Company's success in locating and producing new reserves, prevailing prices of oil and gas, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Company's exploration program, there can be no assurance that the Company's capital resources will be sufficient to sustain the Company's exploratory and development activities. If such capital resources are insufficient, the Company may be required to cease or delay such activities.

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

   Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's results of operations during 1998.

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

   The Company has entered into swap arrangements for 1,780,000 barrels of oil production for the period from January 1998 through December 1998 at an average price of $19.61. In addition, the Company has hedged 570,000 MMBtu of its gas production from January 1998 through March 1998 under collar arrangements with average floor prices of $2.92 and average ceiling prices of $3.26, and has hedged 1,140,000 MMBtu from April 1998 through September 1998 at an average price of $2.08.

YEAR 2000 COMPLIANCE

   The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the year 2000 and beyond. The costs associated with final compliance are expected to be minimal.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                            PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The Information required by this Item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after December 31, 1997.

ITEM 11 - EXECUTIVE COMPENSATION

   The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after December 31, 1997.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after December 31, 1997.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after December 31, 1997.

                            PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

   For a list of the consolidated financial statements filed as part of this Form 10-K, see the Index to Consolidated Financial Statements on page F-1.

   No financial statement schedules are required to be filed as a part of this Form 10-K.

REPORTS ON FORM 8-K

   No reports on Form 8-K were filed during the quarter ended December 31, 1997.

EXHIBITS


 EXHIBIT
  NUMBER                     DESCRIPTION OF EXHIBIT
---------   ------------------------------------------------------------------
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

 **10.2     First Amendment to Fifth Restated Loan Agreement dated December 31,
            1996, among Clayton Williams Energy, Inc., Warrior Gas Co., CWEI
            Acquisitions, Inc., Bank One, Texas, N.A., Banque Paribas and the
            First National Bank of Chicago, filed as an exhibit to the December
            31, 1996 Form 10-K

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

 **10.5 Second Amendment to the 1993 Stock Compensation Plan, filed as an exhibit to the Form S-8 Registration Statement, Registration No.
            33-68318

 **10.6 Outside Directors Stock Option Plan, filed as an exhibit to the Form S-8 Registration Statement, Registration No. 33-68316

 **10.7 First Amendment to Outside Directors Stock Option Plan, filed as an exhibit to the December 31, 1995 Form 10-K

 **10.8     Bonus Incentive Plan, filed as an exhibit to the Form S-8
            Registration Statement, Registration No. 33-68320

  *10.9     First Amendment to Bonus Incentive Plan

 **10.10 Amended and Restated 401(k) Plan & Trust, filed as an exhibit to the December 31, 1995 Form 10-K



 EXHIBIT
  NUMBER                     DESCRIPTION OF EXHIBIT
---------   ------------------------------------------------------------------
 **10.11    Second Amendment to Amended and Restated 401(k) Plan & Trust, filed as an exhibit to the December 31, 1995 Form 10-K

 **10.12 Third Amendment to Amended and Restated 401(k) Plan & Trust, filed as an exhibit to the December 31, 1995 Form 10-K

 **10.13 Executive Incentive Stock Compensation Plan, filed as an exhibit to the Form S-8 Registration Statement, Registration No. 33-92834

 **10.14 First Amendment to Executive Incentive Stock Compensation Plan, filed as an exhibit to the December 31, 1996 Form 10-K

 **10.15    Consolidation Agreement dated May 13, 1993 among Clayton Williams
            Energy, Inc., Warrior Gas Co. and the Williams Entities, filed as an exhibit to the Form S-1 Registration Statement, Registration No.
            33-43350

 **10.16    Agreement dated April 23, 1993 between the Company and Robert C.
            Lyon, filed as an exhibit to the Form S-1 Registration Statement, Registration No. 33-43350

 **10.17    Service Agreement effective October 1, 1995 among Clayton Williams
            Energy, Inc. and certain Williams Entities, filed as an exhibit to the December 31, 1995 Form 10-K

 **21       Subsidiaries of the Registrant, filed as an exhibit to the December
            31, 1996 Form 10-K

  *23.1     Consent of Arthur Andersen LLP

  *23.2     Consent of Williamson Petroleum Consultants, Inc.

  *24.1     Power of Attorney

  *24.2     Certified copy of resolution of Board of Directors of Clayton
            Williams Energy, Inc. authorizing signature pursuant to Power of Attorney

  *27.1     Financial Data Schedules for the year ended December 31, 1997

  *27.2     Restated Financial Data Schedules for the years ended December 31,
            1995 and 1996, and the quarters ended March 31, 1996, June 30, 1996 and September 30, 1996

  *27.3     Restated Financial Data Schedules for the quarters ended March 31,
            1996, June 30, 1996 and September 30, 1996


-------------------

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

                                CLAYTON WILLIAMS ENERGY, INC.
                                (Registrant)

                                By:/s/ CLAYTON W. WILLIAMS, JR. *
                                   ------------------------------------------
                                       Clayton W. Williams, Jr.
                                    Chairman of the Board, President
                                      and Chief Executive Officer


   In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature                           Title                            Date
--------------------------------    -------------------------------        --------------

  /s/ CLAYTON W. WILLIAMS, JR. *     Chairman of the Board,                March 20, 1998
--------------------------------     President and Chief Executive
    Clayton W. Williams, Jr.         Officer and Director


       /s/ L. PAUL LATHAM            Executive Vice President,             March 20, 1998
--------------------------------     Chief Operating Officer and
         L. Paul Latham              Director


       /s/ MEL G. RIGGS *            Senior Vice President -               March 20, 1998
--------------------------------     Finance, Secretary, Treasurer,
          Mel G. Riggs               Chief Financial Officer and Director


     /s/ STANLEY S. BEARD *          Director                              March 20, 1998
--------------------------------
        Stanley S. Beard

  /s/ WILLIAM P. CLEMENTS, JR. *     Director                              March 20, 1998
--------------------------------
    William P. Clements, Jr.

     /s/ ROBERT L. PARKER *          Director                              March 20, 1998
--------------------------------
        Robert L. Parker

* By:  /s/ L. PAUL LATHAM
--------------------------------
         L. Paul Latham
        ATTORNEY-IN-FACT


                         CLAYTON WILLIAMS ENERGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Report of Independent Public Accountants................................   F-2

Consolidated Balance Sheets.............................................   F-3

Consolidated Statements of Operations...................................   F-4

Consolidated Statements of Stockholders' Equity.........................   F-5

Consolidated Statements of Cash Flows...................................   F-6

Notes to Consolidated Financial Statements..............................   F-7


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Clayton Williams Energy, Inc.:

   We have audited the accompanying consolidated balance sheets of Clayton Williams Energy, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clayton Williams Energy, Inc. as of December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

   As discussed in Note 9, effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of."

                                                   ARTHUR ANDERSEN LLP

Dallas, Texas
 February 27, 1998

                 CLAYTON WILLIAMS ENERGY, INC.
                  CONSOLIDATED BALANCE SHEETS
                     (DOLLARS IN THOUSANDS)


                             ASSETS

                                                               DECEMBER 31,
                                                         ---------------------
                                                            1997        1996
                                                         --------     --------
CURRENT ASSETS
 Cash and cash equivalents............................   $  2,150     $  2,479
 Accounts receivable:
  Trade, net..........................................      4,197        1,876
  Affiliates..........................................        173           92
  Oil and gas sales...................................      9,126       10,440
 Inventory............................................      2,530          518
 Other................................................      1,243          557
                                                         --------     --------
                                                           19,419       15,962
                                                         --------     --------
PROPERTY AND EQUIPMENT
 Oil and gas properties, successful efforts method....    412,352      354,532
 Natural gas gathering and processing systems.........      7,869        7,655
 Other                                                     10,411        9,547
                                                         --------     --------
                                                          430,632      371,734
 Less accumulated depreciation, depletion and
   amortization.......................................   (315,559)    (284,173)
                                                         --------     --------
     Property and equipment, net......................    115,073       87,561
                                                         --------     --------
OTHER ASSETS..........................................         70           75
                                                         --------     --------
                                                         $134,562     $103,598
                                                         --------     --------
                                                         --------     --------


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable:
  Trade...............................................   $ 16,480     $ 10,233
  Affiliates..........................................        603          615
  Oil and gas sales...................................      7,679        7,454
 Current maturities of long-term debt.................         42          112
 Accrued liabilities and other........................        984          970
                                                         --------     --------
                                                           25,788       19,384
                                                         --------     --------
LONG-TERM DEBT........................................     35,700       18,000
                                                         --------     --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, par value $.10 per share;
  authorized - 3,000,000 shares; issued and
  outstanding - none..................................          -          -
 Common stock, par value $.10 per share;
  authorized - 15,000,000 shares; issued -
  8,980,539 shares in 1997 and 8,927,658 shares
  in 1996.............................................        898          893
 Additional paid-in capital...........................     70,856       70,248
 Retained earnings (deficit)..........................      2,840       (4,927)
                                                         --------     --------
                                                           74,594       66,214
 Less treasury stock, at cost (95,000 shares in 1997)      (1,520)           -
                                                         --------     --------
                                                           73,074       66,214
                                                         --------     --------
                                                         $134,562     $103,598
                                                         --------     --------
                                                         --------     --------

               The accompanying notes are an integral part of these
                        consolidated financial statements.

                 CLAYTON WILLIAMS ENERGY, INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE)


                                                    YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                  1997      1996        1995
                                               --------    -------      ------
REVENUES
 Oil and gas sales..........................    $70,929    $60,610    $43,883
 Natural gas services.......................      4,559      4,281      5,388
                                                -------    -------    -------
  Total revenues............................     75,488     64,891     49,271
                                                -------    -------    -------

COSTS AND EXPENSES
 Lease operations...........................     16,205     14,776     13,533
 Exploration:
  Abandonments and impairments..............      2,692        597      1,472
  Seismic and other.........................      7,629      1,036         83
 Natural gas services.......................      3,955      3,437      3,714
 Depreciation, depletion and amortization...     31,273     23,758     25,110
 Impairment of property and equipment.......        236      1,186     10,259
 General and administrative.................      4,181      3,266      3,708
                                                -------    -------    -------
  Total costs and expenses..................     66,171     48,056     57,879
                                                -------    -------    -------
  Operating income (loss)...................      9,317     16,835     (8,608)
                                                -------    -------    -------
OTHER INCOME (EXPENSE)
 Interest expense...........................     (1,767)    (3,440)    (5,493)
 Other......................................        217        335      6,022
                                                -------    -------    -------
  Total other income (expense)..............     (1,550)    (3,105)       529
                                                -------    -------    -------
INCOME (LOSS) BEFORE INCOME TAXES...........      7,767     13,730     (8,079)
                                                -------    -------    -------
INCOME TAX EXPENSE
 Current....................................          -          -          -
 Deferred...................................          -          -          -
                                                -------    -------    -------
  Total income tax expense..................          -          -          -
                                                -------    -------    -------
NET INCOME (LOSS)...........................    $ 7,767    $13,730    $(8,079)
                                                -------    -------    -------
                                                -------    -------    -------
Net income (loss) per common share:
 Basic......................................     $  .87    $  1.80     $(1.31)
                                                -------    -------    -------
                                                -------    -------    -------
 Diluted....................................     $  .85    $  1.76     $(1.31)
                                                -------    -------    -------
                                                -------    -------    -------

Weighted average common shares outstanding:
 Basic......................................      8,888      7,624      6,165
                                                -------    -------    -------
                                                -------    -------    -------
 Diluted....................................      9,094      7,800      6,165
                                                -------    -------    -------
                                                -------    -------    -------



           The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CLAYTON WILLIAMS ENERGY, INC.
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (IN THOUSANDS)

                                           COMMON STOCK
                                        -----------------    ADDITIONAL   RETAINED
                                        NO. OF       PAR      PAID-IN     EARNINGS      TREASURY
                                        SHARES      VALUE     CAPITAL     (DEFICIT)      STOCK        TOTAL
                                        ------      -----     -------     ---------      -----        -----

BALANCE,
  December 31, 1994..................    5,700      $570      $48,934       $(10,578)   $     -      $38,926

     Sale of stock through rights
       offering, net of offering
       costs.........................    1,599       160        3,648              -          -        3,808
     Issuance of stock through
       compensation plans............      111        11          330              -          -          341
     Net loss........................        -         -            -        (8,079)          -       (8,079)
                                         -----      ----      -------        -------    -------      -------
BALANCE,
  December 31, 1995..................    7,410       741       52,912       (18,657)          -       34,996

     Sale of stock through secondary
       public offering, net of
       offering costs................    1,428       143       16,874              -          -       17,017
     Issuance of stock through
       compensation plans............       90         9          462              -          -          471
     Net income......................        -         -            -         13,730          -       13,730
                                         -----      ----      -------        -------    -------      -------
BALANCE,
  December 31, 1996..................    8,928       893       70,248        (4,927)          -       66,214

     Repurchase of common stock
       for treasury..................        -         -            -              -    (1,520)       (1,520)
     Issuance of stock through
       compensation plans............       53         5          608              -          -          613
     Net income......................        -         -            -          7,767          -        7,767
                                         -----      ----      -------        -------    -------      -------
BALANCE,
  December 31, 1997..................    8,981      $898      $70,856        $ 2,840    $(1,520)     $73,074
                                         -----      ----      -------        -------    -------      -------
                                         -----      ----      -------        -------    -------      -------


        The accompanying notes are an integral part of these consolidated financial statements.

                 CLAYTON WILLIAMS ENERGY, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                           1997           1996         1995
                                                          -------       --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)....................................     $7,767       $ 13,730     $ (8,079)
 Adjustments to reconcile net income (loss) to cash
  provided by operating activities:
  Depreciation, depletion and amortization............     31,273         23,758       25,110
  Impairment of property and equipment................        236          1,186       10,259
  Exploration costs...................................      2,692            597        1,472
  Gain on sales of property and equipment.............       (155)          (293)      (5,978)
  Other...............................................        582            445          341
 Changes in operating working capital:
  Accounts receivable.................................     (1,088)        (3,871)         121
  Accounts payable....................................        766          4,824          737
  Other...............................................     (2,749)           (70)         220
                                                          -------       --------     --------
   Net cash provided by operating activities..........     39,324         40,306       24,203
                                                          -------       --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to property and equipment..................    (56,167)       (33,100)     (20,433)
 Proceeds from sales of property and equipment........        303          3,862        7,950
                                                          -------       --------     --------
   Net cash used in investing activities..............    (55,864)       (29,238)     (12,483)
                                                          -------       --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term debt.........................     17,700              -            -
 Repayments of long-term debt.........................          -        (26,935)     (15,656)
 Repurchase of common stock for treasury..............     (1,520)             -            -
 Proceeds from sale of common stock...................         31         17,043        3,808
                                                          -------       --------     --------
   Net cash provided by (used in) financing
    activities........................................     16,211         (9,892)     (11,848)
                                                          -------       --------     --------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS.....................................       (329)         1,176         (128)
CASH AND CASH EQUIVALENTS
 Beginning of period..................................      2,479          1,303        1,431
                                                          -------       --------     --------
 End of period........................................    $ 2,150       $  2,479     $  1,303
                                                          -------       --------     --------
                                                          -------       --------     --------

SUPPLEMENTAL DISCLOSURES
 Cash paid for interest, net of amounts
   capitalized........................................    $ 1,668        $ 3,434     $  5,613
                                                          -------        -------     --------
                                                          -------        -------     --------


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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ESTIMATES AND ASSUMPTIONS
   The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reportin g period. Actual results could differ from those estimates.

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

   Costs of acquisition of leaseholds are capitalized. Unproved oil and gas properties with individually significant acquisition costs are periodically assessed and any impairment in value is charged to exploration costs. The amount of impairment recognized on unproved properties which are not individually significant is determined by amortizing the costs of such properties within appropriate groups based on the Company's historical experience, acquisition dates and average lease terms. The costs of unproved properties which are determined to hold proved reserves are transferred to proved oil and gas properties.

   Exploration costs, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs, including the cost of stratigraphic test wells, are initially capitalized but charged to exploration expense if and when the well is determined to be unsuccessful.

   NATURAL GAS AND OTHER PROPERTY AND EQUIPMENT
   Natural gas gathering and processing systems consist primarily of gas gathering pipelines, compressors and gas processing plants. Other property and equipment consists primarily of field equipment and facilities, office equipment, leasehold improvements and vehicles. Major renewals and betterments are

                        CLAYTON WILLIAMS ENERGY, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

   VALUATION OF PROPERTY AND EQUIPMENT
   The Company follows the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets" ("SFAS 121"), which requires that the Company's long-lived assets, including its oil and gas properties, be assessed for potential impairment in their carrying values whenever events or changes in circumstances indicate such impairment may have occurred.

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

   CAPITALIZATION OF INTEREST
   Interest costs associated with maintaining the Company's inventory of unproved oil and gas properties are capitalized. During the years ended December 31, 1997, 1996 and 1995, the Company capitalized interest totaling approximately $346,000, $68,000 and $85,000, respectively.

   STATEMENTS OF CASH FLOWS
   The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

   NET INCOME (LOSS) PER COMMON SHARE
   The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share gives further effect to the additional dilution, if any, related to outstanding employee stock options.

   STOCK-BASED COMPENSATION
   The Company accounts for stock-based compensation utilizing the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25").

                      CLAYTON WILLIAMS ENERGY, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


   REVENUE RECOGNITION AND GAS BALANCING
   The Company utilizes the sales method of accounting for natural gas revenues whereby revenues are recognized based on the amount of gas sold to purchasers. The amount of gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at December 31, 1997, 1996 or 1995.

3. LONG-TERM DEBT

   Long-term debt consists of the following:

                                                               DECEMBER 31,
                                                            ------------------
                                                             1997       1996
                                                            -------    -------
                                                              (IN THOUSANDS)

   Secured Bank Credit Facility (matures July 31, 1999)...  $35,700    $18,000
   Other..................................................       42        112
                                                            -------    -------
                                                             35,742     18,112
   Less current maturities................................       42        112
                                                            -------    -------
                                                            $35,700    $18,000
                                                            -------    -------
                                                            -------    -------


   Aggregate maturities of long-term debt at December 31, 1997 are as follows: 1998 - $42,000; and 1999 - $35,700,000.

   SECURED BANK CREDIT FACILITY
   The Company's secured bank credit facility provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit. At December 31, 1997, the elected borrowing limit was $50 million, and the available credit on the revolving facility was $14.3 million. The borrowing base is scheduled to be redetermined in May 1998 and at least semi-annually thereafter; however, either the Company or the banks may request a borrowing base redetermination at any other time during the year. Any redetermination will be made at the discretion of the banks. If, at any time, outstanding advances plus letters of credit exceed the borrowing base, the Company will be required to (i) pledge additional collateral,
(ii) prepay the excess in not more than five equal monthly installments or
(iii) elect to convert the entire amount of the facility to a term obligation based on amortization formulas set forth in the loan agreement. Substantially all of the Company's oil and gas properties are pledged to secure advances under the secured bank credit facility.

   All outstanding balances on the secured bank credit facility may be designated, at the Company's option, as either "Base Rate Loans" or "Eurodollar Loans" (as defined in the loan agreement), provided that not more than two Eurodollar traunches may be outstanding at any time. Base Rate Loans will bear interest at the fluctuating Base Rate plus a Base Rate Margin ranging from 0% to 3/8% per annum, depending on levels of outstanding advances and letters of credit. Eurodollar Loans will bear interest at the LIBOR rate for a fixed period of time elected by the Company plus a Eurodollar Margin ranging from 1% to 1.75% per annum. At December 31, 1997, all of the Company's indebtedness under the Credit Facility consisted of $5.7 million of Base Rate Loans at a rate of 8.8% and $30 million of Eurodollar Loans at a rate of 7.5%.

   In addition, the Company pays the banks a commitment fee equal to 1/4% per annum on the unused portion of the revolving loan commitment.
Interest on the revolving loan and commitment fees are payable quarterly, and all outstanding principal and interest will be due July 31, 1999.

   The loan agreement requires the Company to maintain financial ratios covering working capital, cash flow and net tangible assets. The Company was in compliance with all covenants at December 31, 1997.

                      CLAYTON WILLIAMS ENERGY, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

   In January 1997, the Company's Board of Directors authorized the Company to spend up to $2 million in 1997 to repurchase shares of its common stock on the open market. As of December 31, 1997, the Company had purchased 95,000 shares at a cost of $1,520,000.

5. EARNINGS PER SHARE

     In 1997, the Company adopted SFAS 128, which changes the method of computing and disclosing earnings per share for periods ending after December 15, 1997. In accordance with SFAS 128, basic earnings per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share was computed by including the dilutive effect, if any, of outstanding employee stock options utilizing the treasury stock method. All prior periods have been restated to give effect to the adoption of SFAS 128, the impact of which was immaterial. For all periods presented, the differences between basic shares and diluted shares were attributable to the dilutive effect of employee stock options.

6. STOCK COMPENSATION PLANS

   1993 PLAN
   The Company has reserved 898,200 shares of common stock for issuance under the 1993 Stock Compensation Plan ("1993 Plan"). The 1993 Plan provides for the issuance of nonqualified stock options with an exercise price which is not less than the market value of the Company's common stock on the date of grant. All options granted through December 31, 1997 expire 10 years from the date of grant and become exercisable based on varying vesting schedules.

                      CLAYTON WILLIAMS ENERGY, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   The following table reflects activity in the 1993 Plan for 1997, 1996 and 1995.

                                   1997                        1996                           1995
                            ----------------------     -----------------------     -------------------------
                                          WEIGHTED                    WEIGHTED                     WEIGHTED
                                          AVERAGE                     AVERAGE                       AVERAGE
                             SHARES        PRICE       SHARES           PRICE        SHARES          PRICE
                             -------      ---------    -------         --------     --------        --------

Beginning of year.........  458,766        $8.46       151,601          $2.45       149,101          $7.25
 Granted (a)..............  210,700       $15.36       321,500         $11.03       149,101          $2.38
 Exercised................  (12,791)       $2.53       (10,410)         $2.38           -                -
 Forfeited................  (24,406)       $5.53        (3,925)         $2.82       (18,540)         $7.25
 Cancelled (b)............        -         -                -           -         (128,061)         $7.25
                            -------                    -------                      -------
End of year...............  632,269       $10.99       458,766          $8.46       151,601          $2.45
                            -------                    -------                      -------
                            -------                    -------                      -------

Exercisable...............  194,357        $6.00       104,449          $2.47        75,800          $2.45
                            -------                    -------                      -------
                            -------                    -------                      -------
Issuable..................  265,931                    439,434                      146,599(c)
                            -------                    -------                      -------
                            -------                    -------                      -------


-------------------
(a) In addition to the reissuances described in note (b), the Company granted new options as follows: 1997 - 48,700 shares at $14.00 per share, 12,000 shares at $14.44 per share, and 150,000 shares at $15.88 per share; 1996 - 121,500 shares at $3.25 per share and 200,000 shares at $15.75 per share; and 1995 - 21,040 shares at $2.38 per share.
(b) In 1995, the Company exchanged options to purchase 128,061 shares granted in 1994 at an option price of $7.25 per share for an equal number of options at an option price of $2.38 per share.
(c) At December 31, 1995, the Company had 298,200 shares reserved for issuance under the 1993 Plan.


   DIRECTORS PLAN
   The Company has reserved 86,300 shares of common stock for issuance under the Outside Directors Stock Option Plan ("Directors Plan"). Since inception of the Directors Plan, the Company has issued options covering 15,000 shares of common stock (3,000 per year from 1993 through 1997) at option prices ranging from $3.25 to $18.50 per share. All options expire 10 years from the date of grant and are fully exercisable upon issuance. At December 31, 1997, options to purchase 15,000 shares were outstanding, and 71,300 shares remain available for future grants.

   BONUS INCENTIVE PLAN
   The Company has reserved 115,500 shares of common stock for issuance under the Bonus Incentive Plan. The plan provides that the Board of Directors each year may award bonuses in cash, common stock of the Company, or a combination thereof. In November 1997, cash awards totaling $31,500 and stock awards totaling 9,310 shares of common stock at a market price of $16.00 per share were granted to certain employees and officers. At December 31, 1997, 106,190 shares remain available for issuance under this plan.

   STOCK COMPENSATION PLANS
   In May 1995, the Company's Board of Directors adopted two stock compensation plans, one for selected officers and one for outside directors of the Company, permitting the Company to pay all or part of selected executives' salaries and all outside director's fees in shares of common stock in lieu of cash. The Company reserved an aggregate of 650,000 shares of common stock for issuance under these plans. During 1997 and 1996, the Company issued Mr. Williams 30,808 and 67,785 shares, respectively, of common stock in lieu of cash compensation aggregating $421,000 and $384,000, respectively, and issued 690 and 11,581 shares, respectively, to three outside directors in lieu of cash compensation aggregating $12,000 and $61,000, respectively. The amounts of such compensation are included in general and administrative expense in the accompanying consolidated financial statements. The Company terminated the outside directors stock compensation plan in January 1997.

                         CLAYTON WILLIAMS ENERGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   SUPPLEMENTAL DISCLOSURE

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes a fair value method and disclosure standards for stock-based employee compensation arrangements, such as stock option plans. As permitted by SFAS 123, the Company has elected to continue following the provisions of APB 25 for such stock-based compensation, under which no compensation expense has been recognized. Had compensation expense for these plans been determined consistent with SFAS 123, the Company's net income (loss) and net income
(loss) per share would have been as follows:

                                           1997        1996         1995
                                          ------      -------     --------
                                           (IN THOUSANDS, EXCEPT PER SHARE)

 Net income (loss):
  As reported.........................    $7,767      $13,730     $(8,079)
  Pro forma...........................    $7,175      $13,558     $(8,170)

 Net income (loss) per share:
  Basic:
   As reported........................     $ .87        $1.80      $(1.31)
   Pro forma..........................     $ .81        $1.78      $(1.33)

  Diluted:
   As reported........................      $.85        $1.76      $(1.31)
   Pro forma..........................      $.79        $1.74      $(1.33)


      SFAS 123 requires the use of option valuation models which were generally developed for use in estimating the fair value of traded options which have no vesting restrictions, are fully transferable and generally have shorter life expectancies. These valuation models also require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock option plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   For purposes of the above pro forma disclosures, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1997, 1996 and 1995, respectively: risk-free interest rates of 6.1%, 5.8% and 5.8%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of .575, .561 and .411; and a life expectancy of each option of 7, 5.1 and 4.8 years.

7. TRANSACTIONS WITH AFFILIATES

   During the periods presented, the Company and various entities controlled by Mr. Williams provided certain general and administrative services to one another. General and administrative expenses in the accompanying financial statements are net of charges by the Company to affiliates for services aggregating $684,000, $615,000 and $772,000 for the years ended December 31, 1997, 1996 and 1995, respectively, and include charges to the Company by affiliates for rents and services aggregating $200,000, $235,000 and $289,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

   Prior to October 1995, the Company owned a 90% interest in the Mentone gas plant constructed in 1993 to process gas from two wells in Loving County, Texas pursuant to a long-term contract. The two wells were substantially owned by entities controlled by Mr. Williams. Because the plant and the wells are

                          CLAYTON WILLIAMS ENERGY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

8. COMMITMENTS AND CONTINGENCIES

   LEASES
   The Company leases office space from affiliates and nonaffiliates under noncancelable operating leases. Rental expense pursuant to the office leases amounted to $337,000, $398,000 and $453,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Included in property and equipment are assets under capital leases aggregating $33,000, $133,000 and $233,000 net of accumulated depreciation, at December 31, 1997, 1996 and 1995, respectively.

   Future minimum payments under noncancelable leases at December 31, 1997, are as follows:

                                                      CAPITAL    OPERATING
                                                      LEASES      LEASES
                                                      -------    ---------
                                                         (IN THOUSANDS)

 1998..............................................    $43       $  506
 1999..............................................      -          407
 2000..............................................      -          349
 Thereafter........................................      -          369
                                                       ---       ------
  Total minimum lease payments.....................     43       $1,631
                                                                 ------
                                                                 ------
 Less amount representing interest.................     (1)
                                                       ---
  Present value of net minimum lease payments......    $42
                                                       ---
                                                       ---


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

   HEDGING ACTIVITIES
   From time to time, the Company utilizes forward sale and other financial option arrangements, such as swaps and collars, to reduce price risks on the sale of its oil and gas production. The Company accounts for such arrangements as hedging activities and, accordingly, records all realized gains and losses as oil and gas revenues in the period the hedged production is sold. Included in oil and gas revenues are gains totaling $252,000 in 1997, net losses totaling $1,156,000 in 1996 (comprised of losses of $1,299,000 partially offset by gains of $143,000), and $342,000 in 1995 (comprised of losses of $426,000 partially offset by gains of $84,000). As of December 31, 1997, the Company had entered into swap arrangements for 1,780,000 barrels of oil production for the period from January 1998 through December 1998 at an average price of $19.61. In addition, the Company has hedged 570,000 MMBtu of its gas production from January 1998 through March 1998 under collar arrangements with average floor prices of $2.92 and average ceiling prices

                             CLAYTON WILLIAMS ENERGY, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of $3.26, and has hedged 1,140,000 MMBtu from April 1998 through September 1998 at an average price of $2.08.

   LEGAL PROCEEDINGS
   The Company is a defendant in a suit styled The State of Texas, et al v. Union Pacific Resources Company et al, presently pending in Lee County, Texas. The suit attempts to establish a class action consisting of unidentified royalty and working interest owners throughout the State of Texas. Among other things, the plaintiffs are seeking actual and exemplary damages for alleged violation of various statutes relating to common carriers and common purchasers of crude oil including discrimination in the purchase of oil by giving preferential treatment to defendants' own oil and conspiring to keep the posted price or sales price of oil below market value. A general denial has been filed. Because the Company is neither a common purchaser nor common carrier of oil, management of the Company believes there is no merit to the allegations as they relate to the Company or its operations.

   The Company is involved in various legal proceedings arising in the normal course of its business, including actions for which insurance coverage is available. While the ultimate results of these proceedings cannot be predicted with certainty, the Company does not believe that the outcome of any of these matters will have, individually or in the aggregate, a material adverse effect on its financial condition; however, they could have a material impact on results of operations in an annual or interim period.

9. IMPAIRMENT OF PROPERTY AND EQUIPMENT

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

   During 1997, the Company recorded an additional provision for impairment under SFAS 121 of $236,000 attributable to certain minor-value properties.

10. SALES OF ASSETS

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

11. INCOME TAXES

   Since the Consolidation discussed in Note 1, the Company has incurred net income for financial reporting purposes aggregating $2.8 million and has recognized cumulative tax losses of approximately $36 million which can be carried forward and used to offset future taxable income. Tax loss carryforwards

                          CLAYTON WILLIAMS ENERGY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

begin to expire in 2008. Due to the uncertainty of realizing the related future benefits from tax loss carryforwards, valuation allowances have been recorded to the extent net deferred tax assets exceed net deferred tax liabilities at December 31, 1997, 1996 and 1995.

   The tax effected temporary differences and tax loss carryforwards which comprise net deferred tax assets and liabilities are as follows:

                                                        DECEMBER 31,
                                           ----------------------------------
                                             1997         1996          1995
                                           --------     --------      -------
                                                     (IN THOUSANDS)
Deferred tax assets (liabilities):
 Depreciable and depletable property....   $(12,828)    $(10,216)     $(4,030)
 Tax loss carryforwards.................     12,584       12,737       11,305
 Other..................................        936          929          912
 Valuation allowance....................       (692)      (3,450)      (8,187)
                                           --------     --------      -------
   Net deferred tax asset (liability)...   $      -     $      -      $     -
                                           --------     --------      -------
                                           --------     --------      -------

   The reductions in the valuation allowances reported above are based on improvements in financial results of the Company since 1995. All of the differences between the statutory income tax rates and the effective income tax rates are attributable to the change in the valuation allowance.

12. COSTS OF OIL AND GAS PROPERTIES

   The following table sets forth certain information with respect to costs incurred in connection with the Company's oil and gas producing activities:

                                               YEAR ENDED DECEMBER 31,
                                        -----------------------------------
                                          1997           1996         1995
                                        -------        -------      -------
                                                   (IN THOUSANDS)
 Property acquisitions:
 Proved.............................    $     -        $ 1,375      $     -
 Unproved...........................     14,042          5,002        2,254
 Developmental costs................     32,656         20,931       16,823
 Exploratory costs..................     13,813          6,306        1,407
                                        -------        -------      -------
  Total...........................      $60,511        $33,614      $20,484
                                        -------        -------      -------
                                        -------        -------      -------

   The following table sets forth the capitalized costs for oil and gas properties:

                                                         DECEMBER 31,
                                                 -------------------------
                                                   1997             1996
                                                 ---------       ---------
                                                       (IN THOUSANDS)

 Proved properties..........................     $ 393,672       $ 349,752
 Unproved properties........................        18,680           4,780
                                                 ---------       ---------
 Total capitalized costs....................       412,352         354,532
 Accumulated depreciation, depletion and
 amortization...............................      (300,569)       (269,961)
                                                 ---------       ---------
  Net capitalized costs.....................     $ 111,783       $  84,571
                                                 ---------       ---------
                                                 ---------       ---------

                         CLAYTON WILLIAMS ENERGY, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

   The following table sets forth proved oil and gas reserves together with the changes therein (oil in MBbls, gas in MMcf, gas converted to MBOE at one MBbl per six MMcf):

                                                                         YEAR ENDED DECEMBER 31,
                                          -------------------------------------------------------------------------------------
                                                     1997                          1996                         1995
                                          -------------------------     -------------------------    --------------------------
                                           Oil      Gas       MBOE       Oil      Gas       MBOE       Oil      Gas       MBOE
                                          -----    ------    ------     -----    ------    ------    ------    ------    ------
Proved reserves
  Beginning of period                     8,507    35,798    14,474     5,963    39,496    12,546     5,304    46,691    13,086
  Revisions                                (726)    1,020      (556)      457    (2,359)       64        98      (914)      (54)
  Extensions and discoveries              3,532     1,134     3,721     4,077       113     4,096     2,392       564     2,486
  Purchases of minerals-in-place              -         -         -       213     4,132       902         -         -         -
  Production                             (2,903)   (5,091)   (3,752)   (2,203)   (5,584)   (3,134)   (1,831)   (6,845)   (2,972)
                                          -----    ------    ------     -----    ------    ------    ------    ------    ------
  End of period                           8,410    32,861    13,887     8,507    35,798    14,474     5,963    39,496    12,546
                                          -----    ------    ------     -----    ------    ------    ------    ------    ------
                                          -----    ------    ------     -----    ------    ------    ------    ------    ------
Proved developed reserves
  Beginning of period                     7,199    30,496    12,282     5,381    31,668    10,659     4,635    38,505    11,052
                                          -----    ------    ------     -----    ------    ------    ------    ------    ------
                                          -----    ------    ------     -----    ------    ------    ------    ------    ------
  End of period                           7,826    27,392    12,392     7,199    30,496    12,282     5,381    31,668    10,659
                                          -----    ------    ------     -----    ------    ------    ------    ------    ------
                                          -----    ------    ------     -----    ------    ------    ------    ------    ------


   The standardized measure of discounted future net cash flows relating to proved reserves was as follows:

                                                                     DECEMBER 31,
                                                        --------------------------------------
                                                          1997           1996           1995
                                                        --------       --------       --------
                                                                    (IN THOUSANDS)
Future cash inflows                                     $219,528       $342,576       $191,191
Future costs:
  Production                                             (67,207)       (93,359)       (55,626)
  Development                                            (13,445)       (15,543)        (9,295)
  Income taxes                                           (10,445)       (50,508)        (9,875)
                                                        --------       --------       --------
Future net cash flows                                    128,431        183,166        116,395
10% discount factor                                      (36,028)       (47,453)       (27,565)
                                                        --------       --------       --------
Standardized measure of discounted future net
 cash flows                                             $ 92,403       $135,713       $ 88,830
                                                        --------       --------       --------
                                                        --------       --------       --------

                         CLAYTON WILLIAMS ENERGY, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

       Changes in the standardized measure of discounted future net cash flows relating to proved reserves were as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                        --------------------------------------
                                                          1997           1996           1995
                                                        --------       --------       --------
                                                                    (IN THOUSANDS)
Standardized measure, beginning of period               $135,713       $ 88,830       $ 74,210
Net changes in sales prices, net of production
 costs                                                   (49,024)        56,812         12,515
Revisions of quantity estimates                           (4,376)           811           (383)
Accretion of discount                                     16,067          8,883          7,421
Changes in future development costs, including
 development costs incurred that reduced future
 development costs                                         8,622          5,713          3,777
Changes in timing and other                                 (874)          (887)        (3,460)
Net change in income taxes                                17,442        (24,957)             -
Extensions and discoveries                                23,557         38,703         25,100
Sales, net of production costs                           (54,724)       (45,834)       (30,350)
Purchases of minerals-in-place                                 -          7,639              -
                                                        --------       --------       --------
Standardized measure, end of period                     $ 92,403       $135,713       $ 88,830
                                                        --------       --------       --------
                                                        --------       --------       --------

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------     ------------------------------------------------------------------
 10.9       First Amendment to Bonus Incentive Plan

 23.1       Consent of Arthur Andersen LLP

 23.2       Consent of Williamson Petroleum Consultants, Inc.

 24.1       Power of Attorney

 24.2 Certified copy of resolution of Board of Directors of Clayton Williams Energy, Inc. authorizing signature pursuant to Power of Attorney

 27.1       Financial Data Schedules for the year ended December 31, 1997

 27.2 Restated Financial Data Schedules for the years ended December 31, 1995 and 1996, and the quarters ended March 31, 1996, June 30, 1996 and September 30, 1996

 27.3 Restated Financial Data Schedules for the quarters ended March 31, 1997, June 30, 1997 and September 30, 1997