Form 10-Q
period 1998-03-31
CLAYTON WILLIAMS ENERGY INC /DE
filed 1998-05-13
CIK 880115

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
      [X]         Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      or

      [ ]         Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

           For the transition period from __________  to _________

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

                              YES [X]   NO [ ]

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 8, 1998...8,895,153


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CLAYTON WILLIAMS ENERGY, INC.
                               TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                              PAGE
                                                                            ----
          Consolidated Balance Sheets as of March 31, 1998
            and December 31, 1997...........................................  3

          Consolidated Statements of Operations for the
            three months ended March 31, 1998 and 1997......................  4

          Consolidated Statements of Cash Flows for the
            three months ended March 31, 1998 and 1997......................  5

          Notes to Consolidated Financial Statements........................  6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.............................  9


                          PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.................................. 14



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CLAYTON WILLIAMS ENERGY, INC.
                         CONSOLIDATED BALANCE SHEETS
                           (DOLLARS IN THOUSANDS)

                                    ASSETS

                                                                       MARCH 31,          DECEMBER 31,
                                                                         1998                1997
                                                                       --------            --------
                                                                      (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . .        $1,251              $2,150
  Accounts receivable:
    Trade, net. . . . . . . . . . . . . . . . . . . . . . . . . .         1,554               4,197
    Affiliates. . . . . . . . . . . . . . . . . . . . . . . . . .           187                 173
    Oil and gas sales . . . . . . . . . . . . . . . . . . . . . .         8,353               9,126
  Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,775               2,530
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           289               1,243
                                                                       --------            --------
                                                                         14,409              19,419
                                                                       --------            --------
PROPERTY AND EQUIPMENT
  Oil and gas properties, successful efforts method . . . . . . .       421,983             412,352
  Natural gas gathering and processing systems. . . . . . . . . .         7,888               7,869
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,467              10,411
                                                                       --------            --------
                                                                        440,338             430,632
  Less accumulated depreciation, depletion and amortization . . .      (324,370)           (315,559)
                                                                       --------            --------
    Property and equipment, net . . . . . . . . . . . . . . . . .       115,968             115,073
                                                                       --------            --------
OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . .            64                  70
                                                                       --------            --------
                                                                       $130,441            $134,562
                                                                       --------            --------
                                                                       --------            --------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable:
    Trade   . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 11,926            $ 16,480
    Affiliates. . . . . . . . . . . . . . . . . . . . . . . . . .           118                 603
    Oil and gas sales . . . . . . . . . . . . . . . . . . . . . .         8,245               7,679
  Current maturities of long-term debt. . . . . . . . . . . . . .            10                  42
  Accrued liabilities and other . . . . . . . . . . . . . . . . .         2,638                 984
                                                                       --------            --------
                                                                         22,937              25,788
                                                                       --------            --------

LONG-TERM DEBT. . . . . . . . . . . . . . . . . . . . . . . . . .        33,400              35,700
                                                                       --------            --------
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.10 per share;
    authorized - 3,000,000 shares; issued and
    outstanding - none. . . . . . . . . . . . . . . . . . . . . .          -                   -
  Common stock, par value $.10 per share;
    authorized - 15,000,000 shares; issued -
    8,986,263 shares in 1998 and 8,980,539
    shares in 1997. . . . . . . . . . . . . . . . . . . . . . . .           899                 898
  Additional paid-in capital. . . . . . . . . . . . . . . . . . .        70,923              70,856
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . .         3,802               2,840
                                                                       --------            --------
                                                                         75,624              74,594
  Less treasury stock, at cost (95,000 shares). . . . . . . . . .        (1,520)             (1,520)
                                                                       --------            --------
                                                                         74,104              73,074
                                                                       --------            --------
                                                                       $130,441            $134,562
                                                                       --------            --------
                                                                       --------            --------

              The accompanying notes are an integral part of these
                     consolidated financial statements.

                         CLAYTON WILLIAMS ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                        ---------------------------
                                                                          1998               1997
                                                                        -------             -------
REVENUES
  Oil and gas sales . . . . . . . . . . . . . . . . . . . . . . .       $16,829             $16,564
  Natural gas services. . . . . . . . . . . . . . . . . . . . . .           936               1,330
                                                                        -------             -------
    Total revenues. . . . . . . . . . . . . . . . . . . . . . . .        17,765              17,894
                                                                        -------             -------
COSTS AND EXPENSES
  Lease operations. . . . . . . . . . . . . . . . . . . . . . . .         3,988               4,141
  Exploration:
    Abandonments and impairments. . . . . . . . . . . . . . . . .           413                 186
    Seismic and other . . . . . . . . . . . . . . . . . . . . . .         1,233               1,618
  Natural gas services. . . . . . . . . . . . . . . . . . . . . .           758               1,145
  Depreciation, depletion and amortization. . . . . . . . . . . .         8,874               6,344
  General and administrative. . . . . . . . . . . . . . . . . . .         1,077                 903
                                                                        -------             -------
    Total costs and expenses. . . . . . . . . . . . . . . . . . .        16,343              14,337
                                                                        -------             -------
    Operating income. . . . . . . . . . . . . . . . . . . . . . .         1,422               3,557
                                                                        -------             -------
OTHER INCOME (EXPENSE)
  Interest expense. . . . . . . . . . . . . . . . . . . . . . . .          (477)               (352)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            17                  26
                                                                        -------             -------
    Total other income (expense). . . . . . . . . . . . . . . . .          (460)               (326)
                                                                        -------             -------
INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . . . .           962               3,231

INCOME TAX EXPENSE. . . . . . . . . . . . . . . . . . . . . . . .           -                   -
                                                                        -------             -------
NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   962             $ 3,231
                                                                        -------             -------
                                                                        -------             -------
Net income per common share:
  Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   .11             $   .36
                                                                        -------             -------
                                                                        -------             -------
  Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   .11             $   .35
                                                                        -------             -------
                                                                        -------             -------
Weighted average common shares outstanding:
  Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,889               8,905
                                                                        -------             -------
                                                                        -------             -------
  Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,084               9,112
                                                                        -------             -------
                                                                        -------             -------

The accompanying notes are an integral part of these consolidated financial statements.

                         CLAYTON WILLIAMS ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                        ---------------------------
                                                                          1998               1997
                                                                        -------             -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .       $   962             $ 3,231
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Depreciation, depletion and amortization. . . . . . . . . . .         8,874               6,344
    Exploration costs . . . . . . . . . . . . . . . . . . . . . .           413                 186
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .            55                 113
  Changes in operating working capital:
    Accounts receivable . . . . . . . . . . . . . . . . . . . . .         3,402               1,309
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . .           812                 481
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,547                 213
                                                                        -------             -------
      Net cash provided by operating activities . . . . . . . . .        16,065              11,877
                                                                        -------             -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment . . . . . . . . . . . . . .       (14,677)            (11,092)
  Proceeds from sales of property and equipment . . . . . . . . .            13                  16
                                                                        -------             -------
      Net cash used in investing activities . . . . . . . . . . .       (14,664)            (11,076)
                                                                        -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of long-term debt. . . . . . . . . . . . . . . . . .        (2,300)             (1,000)
  Repurchase of common stock for treasury . . . . . . . . . . . .           -                (1,115)
  Proceeds from sale of common stock. . . . . . . . . . . . . . .           -                    11
                                                                        -------             -------
      Net cash used in financing activities . . . . . . . . . . .        (2,300)             (2,104)
                                                                        -------             -------
NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . .          (899)             (1,303)
CASH AND CASH EQUIVALENTS
  Beginning of period . . . . . . . . . . . . . . . . . . . . . .         2,150               2,479
                                                                        -------             -------
  End of period . . . . . . . . . . . . . . . . . . . . . . . . .       $ 1,251             $ 1,176
                                                                        -------             -------
                                                                        -------             -------
SUPPLEMENTAL DISCLOSURES
  Cash paid for interest, net of amounts capitalized. . . . . . .       $   508             $   379
                                                                        -------             -------
                                                                        -------             -------

    The accompanying notes are an integral part of these consolidated financial statements.

                             CLAYTON WILLIAMS ENERGY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    MARCH 31, 1998
                                     (UNAUDITED)

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

    The Company is primarily engaged in oil and gas exploration, development and production activities in south and east Texas, southeastern New Mexico and the Texas Gulf Coast. The Company has also initiated exploration activities in Louisiana and Mississippi.

    In the opinion of management, the Company's unaudited consolidated financial statements as of March 31, 1998 and for the interim periods ended March 31, 1998 and 1997 include all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation in accordance with generally accepted accounting principles. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1997 Form 10-K.

2.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                  MARCH 31,    DECEMBER 31,
                                                                    1998           1997
                                                                 -----------   ------------
                                                                      (IN THOUSANDS)
     Secured Bank Credit Facility (matures July 31, 1999).....   $    33,400    $    35,700
     Other....................................................            10             42
                                                                 -----------    -----------
                                                                      33,410         35,742
     Less current maturities..................................            10             42
                                                                 -----------    -----------
                                                                 $    33,400    $    35,700
                                                                 -----------    -----------
                                                                 -----------    -----------

     The Company's secured bank credit facility (the "Credit Facility") provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit. At March 31, 1998, the elected borrowing limit was $50 million, and the available credit on the revolving facility was $16.6 million. The borrowing base is scheduled to be redetermined in May 1998 and at least semi-annually thereafter; however, either the Company or the banks may request a borrowing base redetermination at any other time during the year. Any redetermination will be made at the discretion of the banks. If, at any time, outstanding advances plus letters of credit exceed the borrowing base, the Company will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments or (iii) elect to convert the entire amount of the facility to a term obligation based on amortization formulas set forth in the loan agreement. Substantially all of the Company's oil and gas properties are pledged to secure advances under the secured bank credit facility.

     All outstanding balances on the secured bank credit facility may be designated, at the Company's option, as either "Base Rate Loans" or "Eurodollar Loans" (as defined in the loan agreement), provided that not more than two Eurodollar traunches may be outstanding at any time. Base Rate Loans will bear interest at the fluctuating Base Rate plus a Base Rate Margin ranging from 0% to 3/8% per annum, depending on levels of outstanding advances and letters of credit. Eurodollar Loans will bear interest at the LIBOR rate for a fixed period of time elected by the Company plus a Eurodollar Margin ranging from 1% to 1.75% per annum. At March 31, 1998, all of the Company's indebtedness under the Credit Facility consisted of $33 million of Eurodollar Loans at a rate of 7.1% and $400,000 of Base Rate Loans at a rate of 8.8%.

     In addition, the Company pays the banks a commitment fee equal to 1/4% per annum on the unused portion of the revolving loan commitment. Interest on the revolving loan and commitment fees are payable quarterly, and all outstanding principal and interest will be due July 31, 1999.

     The loan agreement requires the Company to maintain financial ratios covering working capital, cash flow and net tangible assets. The Company was in compliance with all covenants at March 31, 1998.

3.   FORWARD SALE TRANSACTIONS

     The Company accounts for forward sale and put option arrangements as hedging activities and, accordingly, gains and losses are included in oil and gas revenues in the period the hedged production is sold. Included in oil and gas revenues during the three months ended March 31, 1998 are gains totaling $2,624,000. The Company did not hedge any of its oil and gas production during the first quarter of 1997.

     As of March 31, 1998, the Company had realized gains aggregating $1,674,000 on early terminations of swap arrangements covering 381,000 barrels of oil production for April and May 1998. These gains will be recognized during the second quarter of 1998. In addition, the Company has entered into swap arrangements for 828,000 barrels of oil production for the period from June 1998 through December 1998 at an average price of $19.51 and has hedged 1,140,000 MMBtu of gas production for the period from April 1998 through September 1998 at an average price of $2.08.

4.   STOCK COMPENSATION PLANS

     In May 1995, the Company's Board of Directors adopted the Executive Incentive Stock Compensation Plan, permitting the Company to pay all or part of selected executives' salaries in shares of common stock in lieu of cash. The Company reserved 500,000 shares of common stock for issuance under this plan. During the three months ended March 31, 1998, the Company issued Mr. Williams 5,724 shares of common stock in lieu of cash compensation aggregating $67,369. Subsequent to March 31, 1998, the Company issued Mr. Williams an additional 3,890 shares in lieu of cash compensation aggregating $47,050. The amounts of such compensation are included in general and administrative expense in the accompanying consolidated financial statements.

5.   EARNINGS PER SHARE

     In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), which changes the method of computing and disclosing earnings per share for periods ending after December 15, 1997. In accordance with SFAS 128, basic earnings per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share was computed by including the dilutive effect, if any, of outstanding employee stock options utilizing the treasury stock method. All prior periods have been restated to give effect to the adoption of SFAS 128, the impact of which was immaterial. For all periods presented, the differences between basic shares and diluted shares were attributable to the dilutive effect of employee stock options.

6.   INCOME TAXES

     Although the Company recorded net income for financial reporting purposes during each of the three month periods ended March 31, 1998 and 1997, no provisions for income tax expense were required since the Company has net operating loss carryforwards available to offset any taxable income generated during the periods. Due to the uncertainty of realizing the related future benefits from these tax loss carryforwards, valuation allowances were recorded at March 31, 1998 and 1997 to the extent net deferred tax assets exceed net deferred tax liabilities.

7.   RECENT ACCOUNTING PRONOUNCEMENT

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. During the three months ended March 31, 1998 and 1997, the Company reported no differences between comprehensive income and net income.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that Clayton Williams Energy, Inc. and its subsidiaries (the "Company") expects, projects, believes or anticipates will or may occur in the future, including such matters as oil and gas reserves, future drilling and operations, future production of oil and gas, future net cash flows, future capital expenditures and other such matters, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the volatility of oil and gas prices, the Company's drilling results, the Company's ability to replace short-lived reserves, the availability of capital resources, the reliance upon estimates of proved reserves, operating hazards and uninsured risks, competition, government regulation, the ability of the Company to implement
its business strategy, and other factors referenced in this Form    10-Q.

     The following discussion is intended to assist in understanding the Company's historical consolidated financial position at March 31, 1998 and results of operations and cash flows for the periods ended March 31, 1998 and 1997. This discussion should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1997 and the consolidated financial statements and notes thereto included in this Form 10-Q.

OVERVIEW

     Since 1988, the Company and its predecessors have concentrated their drilling activities in the Cretaceous Trend ( the "Trend") which extends from south Texas through east Texas, Louisiana and other southern states and includes the Austin Chalk, Buda and Georgetown formations. Oil and gas production in the Trend is generally characterized by a high initial production rate, followed by a steep rate of decline. In order to maintain its oil and gas reserve base, production levels and cash flow from operations, the Company has been required to maintain or increase its level of drilling activity and achieve comparable or improved results from such activities.

     Beginning in 1997, the Company initiated several exploratory projects designed to reduce its dependence on Trend drilling for future production and reserve growth. These new areas include other formations in the vicinity of its core properties in east central Texas, as well as south Texas, Louisiana and Mississippi. During 1998, the Company is devoting a substantial portion of its capital expenditures to these new areas and is actively seeking and evaluating opportunities to acquire proven properties. See "LIQUIDITY AND CAPITAL RESOURCES - CAPITAL EXPENDITURES."

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

RESULTS OF OPERATIONS

     The following table sets forth certain operating information of the Company for the periods presented:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                               ------------------
                                                                 1998      1997
                                                               --------  --------
  OIL AND GAS PRODUCTION DATA:
     Oil (Mbbls). . . . . . . . . . . . . . . . . . . . . . . .    793       577
     Gas (Mmcf) . . . . . . . . . . . . . . . . . . . . . . . .  1,253     1,215
     MBOE (1) . . . . . . . . . . . . . . . . . . . . . . . . .  1,002       780
  AVERAGE OIL AND GAS SALES PRICES (2):
     Oil ($/Bbl). . . . . . . . . . . . . . . . . . . . . . . . $16.99    $22.27
     Gas ($/Mcf). . . . . . . . . . . . . . . . . . . . . . . .  $2.61     $2.93
  OIL AND GAS COSTS ($/BOE PRODUCED):
     Lease operating expenses . . . . . . . . . . . . . . . . .  $3.98     $5.31
     Oil and gas depletion. . . . . . . . . . . . . . . . . . .  $8.60     $7.87
  NET WELLS DRILLED:
     Horizontal Wells . . . . . . . . . . . . . . . . . . . . .    4.5      10.4
     Vertical Wells . . . . . . . . . . . . . . . . . . . . . .    1.9       1.1

----------------
(1) Gas is converted to barrel of oil equivalents (BOE) at the ratio of six Mcf of gas to one Bbl of oil.
(2)  Includes effects of hedging transactions.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO MARCH 31, 1997

     REVENUES

     Oil and gas sales increased 1% from $16.6 million in 1997 to $16.8 million in 1998. Substantially all of the benefits derived from a 37% increase in oil production were offset by drastically lower product prices. Oil prices during the current quarter, after giving effect to a $2.76 per barrel gain on hedging activities, declined 24% while gas prices declined 11% after posting a $.34 per Mcf hedging gain. Production from wells completed subsequent to March 31, 1997 accounted for approximately 47% of the total oil production for the 1998 period. Except for its participation in wells proposed by other operators and wells which must be drilled in order to preserve its drilling rights, the Company has indefinitely suspended Trend drilling activities until oil prices improve and stabilize. The suspension of Trend drilling activities for an extended period of time may adversely affect the Company's production and revenues during the remainder of 1998.

     Revenues from natural gas services decreased 28% from $1.3 million in 1997 to $936,000 in 1998 due to a combination of lower contract volumes and lower gas prices.

     COSTS AND EXPENSES

     Lease operations expenses decreased 2% from $4.1 million in 1997 to $4 million in 1998 due primarily to lower production taxes resulting from a significant decline in oil and gas prices. Oil and gas production on a BOE basis increased 28% during the current quarter, causing a 25% decrease in lease operations expenses on a BOE basis from $5.31 per BOE in 1997 to $3.98 per BOE in 1998.

     Exploration costs decreased 11% from $1.8 million in 1997 to $1.6 million in 1998 due primarily to a reduction in seismic costs during the 1998 period as compared to the 1997 period, which were offset in part by higher impairments of undeveloped acreage. During the remainder of 1998, the Company expects to conduct exploratory drilling on several of the prospects generated by seismic surveys which were initiated in 1997. See "LIQUIDITY AND CAPITAL RESOURCES -CAPITAL EXPENDITURES." Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

     DD&A expense increased 41% from $6.3 million in 1997 to $8.9 million in 1998 due primarily to a 28% increase in oil and gas production on a BOE basis, combined with a 9% increase in the Company's average depletion rate per BOE. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The increase in the Company's average depletion rate was primarily attributable to the effects of lower oil and gas prices on estimated quantities of proved reserves.

     G&A expenses increased 22% from $903,000 in 1997 to $1.1 million in 1998 due primarily to increased personnel costs. In order to effectively manage the increased level of activity associated with its emerging exploration program, the Company has hired additional personnel and increased salaries of existing personnel since March 31, 1997.

     Costs of natural gas services decreased 31% from $1.1 million in 1997 to $758,000 in 1998 due to a combination of lower contract volumes and lower gas prices.

     INTEREST EXPENSE AND OTHER

     Interest expense increased 36% from $352,000 in 1997 to $477,000 in 1998 due primarily to higher average levels of indebtedness on the Credit
Facility, offset in part by an increase in capitalized interest and lower average interest rates. The average daily principal balance outstanding on such facility during the first quarter of 1998 was $34.9 million compared to $16.9 million in 1997. The effective annual interest rate on bank debt, including bank fees, during the 1998 quarter was 8.2% compared to 8.9% in 1997. Capitalized interest was $229,000 higher during the 1998 quarter due to a significant increase in unproved acreage since the first quarter of 1997.

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

CAPITAL EXPENDITURES

     The Company has generally suspended its Trend drilling activities, except for its participation in wells proposed by other operators and wells which must be drilled in order to preserve the Company's drilling rights, until oil prices improve and stabilize. During the first quarter of 1998, the Company spent $3.9 million on Trend drilling and leasing activities compared to $11.2 million during the first quarter of 1997.

     In 1998, the Company is devoting a substantial portion of its capital expenditures to its emerging exploration program. In May 1998, the Company began drilling a 16,000 foot exploratory gas well to test one of the reef anomalies identified through a 3-D seismic survey completed in 1997 in connection with its Cotton Valley Pinnacle Reef play. In addition, the Company plans to complete the interpretation of the 3-D seismic survey and extend and renew existing leases during 1998. During the first quarter of 1998, the Company spent $600,000 on the Cotton Valley Pinnacle Reef play, and plans to spend a total of approximately $9 million on this project during 1998.

     In addition, the Company spent $5.9 million during the first quarter of 1998 on other exploration projects in south Texas, Louisiana and Mississippi, and plans to spend approximately $15 million on such projects during 1998.

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

CAPITAL RESOURCES

     CREDIT FACILITY

     The Credit Facility provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit. At March 31, 1998, the elected borrowing limit was $50 million, and the available credit on the revolving facility was $16.6 million. The borrowing base is scheduled for redetermination in May 1998, at which time the Company may elect a higher borrowing limit, if such an increase in borrowing capacity is both needed and available. The Company intends to use such borrowing capacity, together with internally generated funds, to finance its 1998 planned capital expenditure program.

     WORKING CAPITAL AND CASH FLOW

     During the first quarter of 1998, the Company generated cash flow from operating activities of $16.1 million, spent $14.7 million on capital expenditures and repaid $2.3 million on the Credit Facility.

     The Company's working capital deficit increased from $6.4 million at December 31, 1997 to $8.5 million at March 31, 1998. The Company applies most of its available cash toward the repayment of the Credit Facility. Since all outstanding indebtedness on the Credit Facility is classified as a noncurrent liability, the timing of receipts and disbursements can cause reported working capital to fluctuate as it did from December 31, 1997 to March 31, 1998. However, working capital will increase as funds are advanced on the Credit Facility to finance the Company's capital expenditure program.

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

     As of March 31, 1998, the Company had realized gains aggregating $1,674,000 on early terminations of swap arrangements covering 381,000 barrels of oil production for April and May 1998. These gains will be recognized during the second quarter of 1998. In addition, the Company has entered into swap arrangements for 828,000 barrels of oil production for the period from June 1998 through December 1998 at an average price of $19.51, and has hedged 1,140,000 MMBtu of gas production for the period from April 1998 through September 1998 at an average price of $2.08.

                             PART II.  OTHER INFORMATION

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS

               EXHIBIT
               NUMBER          DESCRIPTION
              ---------  -----------------------
               27        Financial Data Schedule

     REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                            CLAYTON WILLIAMS ENERGY, INC.
                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       CLAYTON WILLIAMS ENERGY, INC.

Date: May 13, 1998                By:  /s/ L. PAUL LATHAM
                                       ----------------------------------------
                                       L. Paul Latham
                                       Executive Vice President and Chief
                                       Operating Officer


Date: May 13, 1998                By:  /s/ MEL G. RIGGS
                                       ----------------------------------------
                                       Mel G. Riggs
                                       Senior Vice President and Chief Financial
                                       Officer