Form 10-Q
period 1998-06-30
CLAYTON WILLIAMS ENERGY INC /DE
filed 1998-08-13
CIK 880115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
     +--+
     |XX|
     +--+
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       or
     +--+
     |  |
     +--+
                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
            For the transition period from __________ to ____________

                           COMMISSION FILE NO. 0-20838

                          CLAYTON WILLIAMS ENERGY, INC.
              -----------------------------------------------------
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

                                 Not applicable
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  +--+      +--+
                                  |xx|      |  |
                             YES  +--+ NO   +--+

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 6, 1998.....8,907,834

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          CLAYTON WILLIAMS ENERGY, INC.
                                TABLE OF CONTENTS


                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                               Page
                                                                             ----
          Consolidated Balance Sheets as of June 30, 1998
            and December 31, 1997.............................................. 3

          Consolidated Statements of Operations for the three months and six months ended June 30, 1998 and 1997............................ 4

          Consolidated Statements of Cash Flows for the six months
            ended June 30, 1998 and 1997....................................... 5

          Notes to Consolidated Financial Statements........................... 6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.................................. 9


                           PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.....................................15

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        CLAYTON WILLIAMS ENERGY, INC.
                         CONSOLIDATED BALANCE SHEETS
                           (DOLLARS IN THOUSANDS)

                                   ASSETS

                                                                        JUNE 30,              DECEMBER 31,
                                                                         1998                     1997
                                                                      -----------             ------------
                                                                      (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents.......................................  $   1,611                $   2,150
     Accounts receivable:
          Trade, net.................................................      1,911                    4,197
          Affiliates.................................................        159                      173
          Oil and gas sales..........................................      5,803                    9,126
     Inventory.......................................................      1,698                    2,530
     Other...........................................................        399                    1,243
                                                                       ---------                ---------
                                                                          11,581                   19,419
                                                                       ---------                ---------
PROPERTY AND EQUIPMENT
     Oil and gas properties, successful efforts method...............    429,998                  412,352
     Natural gas gathering and processing systems....................      7,903                    7,869
     Other...........................................................     10,513                   10,411
                                                                       ---------                ---------
                                                                         448,414                  430,632
     Less accumulated depreciation, depletion and amortization.......   (333,276)                (315,559)
                                                                       ---------                ---------
          Property and equipment, net................................    115,138                  115,073
                                                                       ---------                ---------
OTHER ASSETS.........................................................         59                       70
                                                                       ---------                ---------
                                                                       $ 126,778                $ 134,562
                                                                       ---------                ---------
                                                                       ---------                ---------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable:
          Trade......................................................  $  14,337                $  16,480
          Affiliates.................................................         93                      603
          Oil and gas sales..........................................      5,411                    7,679
     Current maturities of long-term debt............................        -                         42
     Accrued liabilities and other...................................        834                      984
                                                                       ---------                ---------
                                                                          20,675                   25,788
                                                                       ---------                ---------
LONG-TERM DEBT.......................................................     38,100                   35,700
                                                                       ---------                ---------
STOCKHOLDERS' EQUITY
     Preferred stock, par value $.10 per share; authorized -
      3,000,000 shares; issued and outstanding - none................        -                        -
     Common stock, par value $.10 per share; authorized - 15,000,000 shares; issued - 8,899,720 shares in 1998 and 8,980,539
      shares in 1997.................................................        890                      898
     Additional paid-in capital......................................     69,507                   70,856
     Retained earnings (deficit).....................................     (2,394)                   2,840
                                                                       ---------                ---------
                                                                          68,003                   74,594
     Less treasury stock, at cost (95,000 shares in 1997)............        -                     (1,520)
                                                                       ---------                ---------
                                                                          68,003                   73,074
                                                                       ---------                ---------
                                                                       $ 126,778                $ 134,562
                                                                       ---------                ---------
                                                                       ---------                ---------

The accompanying notes are an integral part of these consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                            JUNE 30,                  JUNE 30,
                                                      --------------------      --------------------
                                                       1998          1997        1998         1997
                                                      -------      -------      -------     -------
REVENUES
     Oil and gas sales............................... $13,736      $16,256      $30,565     $32,820
     Natural gas services............................   1,112          837        2,048       2,167
                                                      -------      -------      -------     -------
          Total revenues.............................  14,848       17,093       32,613      34,987
                                                      -------      -------      -------     -------
COSTS AND EXPENSES
     Lease operations................................   3,664        3,789        7,652       7,930
     Exploration:
          Abandonments and impairments...............   5,063          536        5,476         722
          Seismic and other..........................     816        1,913        2,049       3,531
     Natural gas services............................     951          634        1,709       1,779
     Depreciation, depletion and amortization........   8,952        7,606       17,826      13,950
     General and administrative......................   1,095        1,058        2,172       1,961
                                                      -------      -------      -------     -------
          Total costs and expenses...................  20,541       15,536       36,884      29,873
                                                      -------      -------      -------     -------
          Operating income (loss)....................  (5,693)       1,557       (4,271)      5,114
                                                      -------      -------      -------     -------
OTHER INCOME (EXPENSE)
     Interest expense................................    (508)        (439)        (985)       (791)
     Other...........................................       5           69           22          95
                                                      -------      -------      -------     -------
          Total other income (expense)...............    (503)        (370)        (963)       (696)
                                                      -------      -------      -------     -------
INCOME (LOSS) BEFORE INCOME TAXES....................  (6,196)       1,187       (5,234)      4,418

INCOME TAX EXPENSE...................................      -            -            -           -
                                                      -------      -------      -------     -------
NET INCOME (LOSS).................................... $(6,196)     $ 1,187      $(5,234)    $ 4,418
                                                      -------      -------      -------     -------
                                                      -------      -------      -------     -------
Net income (loss) per common share:
     Basic........................................... $  (.70)     $   .13      $  (.59)    $   .50
                                                      -------      -------      -------     -------
                                                      -------      -------      -------     -------
     Diluted......................................... $  (.70)     $   .13      $  (.59)    $   .49
                                                      -------      -------      -------     -------
                                                      -------      -------      -------     -------
Weighted average common shares outstanding:
     Basic...........................................   8,896        8,878        8,892       8,892
                                                      -------      -------      -------     -------
                                                      -------      -------      -------     -------
     Diluted.........................................   8,896        9,078        8,892       9,095
                                                      -------      -------      -------     -------
                                                      -------      -------      -------     -------

The accompanying notes are an integral part of these consolidated financial statements.

                                    CLAYTON WILLIAMS ENERGY, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)
                                           (IN THOUSANDS)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                        -------------------------------
                                                                          1998                   1997
                                                                        --------               --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)................................................. $ (5,234)              $  4,418
     Adjustments to reconcile net income (loss) to cash provided by operating activities:
          Depreciation, depletion and amortization.....................   17,826                 13,950
          Exploration costs............................................    5,476                    722
          Other........................................................      150                    194
     Changes in operating working capital:
          Accounts receivable..........................................    5,623                  2,284
          Accounts payable.............................................   (1,190)                (2,337)
          Other........................................................      937                    115
                                                                        --------               --------
                 Net cash provided by operating activities.............   23,588                 19,346
                                                                        --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment...............................  (26,550)               (23,964)
     Proceeds from sales of property and equipment.....................       23                     39
                                                                        --------               --------
                 Net cash used in investing activities.................  (26,527)               (23,925)
                                                                        --------               --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term debt......................................    2,400                  4,800
     Repurchase of common stock for treasury...........................      -                   (1,115)
     Proceeds from sale of common stock................................      -                       29
                                                                        --------               --------
                 Net cash provided by financing activities.............    2,400                  3,714
                                                                        --------               --------
NET DECREASE IN CASH AND CASH EQUIVALENTS..............................     (539)                  (865)
CASH AND CASH EQUIVALENTS
     Beginning of period...............................................    2,150                  2,479
                                                                        --------               --------
     End of period..................................................... $  1,611               $  1,614
                                                                        --------               --------
                                                                        --------               --------
SUPPLEMENTAL DISCLOSURES
     Cash paid for interest, net of amounts capitalized................ $    993               $    776
                                                                        --------               --------
                                                                        --------               --------

                         The accompanying notes are an integral part of
                            these consolidated financial statements.

                         CLAYTON WILLIAMS ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1998
                                 (UNAUDITED)

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

     In the opinion of management, the Company's unaudited consolidated financial statements as of June 30, 1998 and for the interim periods ended June 30, 1998 and 1997 include all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation in accordance with generally accepted accounting principles. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

2.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                JUNE 30,  DECEMBER 31,
                                                                  1998       1997
                                                                  ----       ----
                                                                   (IN THOUSANDS)
     Secured Bank Credit Facility (matures July 31, 2001)....... $38,100    $35,700
     Other......................................................       -         42
                                                                 -------    -------
                                                                  38,100     35,742
     Less current maturities....................................       -         42
                                                                 -------    -------
                                                                 $38,100    $35,700
                                                                 -------    -------
                                                                 -------    -------

     The Company's secured bank credit facility (the "Credit Facility") provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit. In July 1998, the banks established a borrowing base of $50 million, leaving $11.9 million available on the Credit Facility at June 30, 1998. The borrowing base is scheduled to be redetermined in November 1998 and at least semi-annually thereafter; however, either the Company or the banks may request a borrowing base redetermination at any other time during the year. Any redetermination will be made at the discretion of the banks. If, at any time, outstanding advances plus letters of credit exceed the borrowing base, the Company will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments or (iii) elect to convert the entire amount of the facility to a term obligation based on amortization formulas set forth in the loan agreement. Substantially all of the Company's oil and gas properties are pledged to secure advances under the secured bank credit facility.

     All outstanding balances on the secured bank credit facility may be designated, at the Company's option, as either "Base Rate Loans" or "Eurodollar Loans" (as defined in the loan agreement), provided that not more than two Eurodollar traunches may be outstanding at any time. Base Rate Loans will bear interest at the fluctuating Base Rate plus a Base Rate Margin ranging from 0% to 3/8% per annum, depending on levels of outstanding advances and letters of credit. Eurodollar Loans will bear interest at the LIBOR rate for a fixed period of time elected by the Company plus a Eurodollar Margin ranging from 1% to 1.75% per annum. At June 30, 1998, the Company's indebtedness under the Credit Facility consisted of $37 million of Eurodollar Loans at a rate of 7.4% and $1.1 million of Base Rate Loans at a rate of 8.9%.

     In addition, the Company pays the banks a commitment fee equal to 1/4% per annum on the unused portion of the revolving loan commitment. Interest on the revolving loan and commitment fees are payable quarterly, and all outstanding principal and interest will be due July 31, 2001.

     The loan agreement requires the Company to maintain financial ratios covering working capital, cash flow and net tangible assets. The Company was in compliance with all covenants at June 30, 1998.

3.   CANCELLATION OF TREASURY STOCK

     In June 1998, the Company cancelled 95,000 shares of its common stock held as treasury stock. The cost of the cancelled shares, which totalled $1,520,000, was reclassified as a reduction in common stock and additional paid-in capital.

4.   EARNINGS PER SHARE

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

5.   STOCK COMPENSATION PLANS

     In May 1995, the Company's Board of Directors adopted the Executive Incentive Stock Compensation Plan, permitting the Company to pay all or part of selected executives' salaries in shares of common stock in lieu of cash. The Company reserved 500,000 shares of common stock for issuance under this plan. During the six months ended June 30, 1998, the Company issued Mr. Williams 11,842 shares of common stock in lieu of cash compensation aggregating $137,819. Subsequent to June 30, 1998, the Company issued Mr. Williams an additional 5,354 shares in lieu of cash compensation aggregating $46,801. The amounts of such compensation are included in general and administrative expense in the accompanying consolidated financial statements.

6.   FORWARD SALE TRANSACTIONS

     The Company accounts for forward sale and put option arrangements as hedging activities and, accordingly, gains and losses are included in oil and gas revenues in the period the hedged production is sold. Included in oil and gas revenues during the six months ended June 30, 1998 are gains totaling $4,989,000 (comprised of gains of $5,092,000, partially offset by losses of $103,000). The Company did not hedge any of its oil and gas production during the 1997 period.

     In addition, the Company has entered into swap arrangements for 692,000 barrels of oil production for the period from July 1998 through December 1998 at an average price of $19.51 and has hedged 1,940,000 MMBtu of gas production for the period from July 1998 through December 1998 at an average price of $2.46.

7.   INCOME TAXES

     No provisions for income tax expense were required during the periods presented since the Company has net operating loss carryforwards available to offset any taxable income generated during such periods. Due to the uncertainty of realizing the related future benefits from these tax loss carryforwards, valuation allowances were recorded at June 30, 1998 and 1997 to the extent net deferred tax assets exceed net deferred tax liabilities.

8.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. During the three months and six months ended June 30, 1998 and 1997, the Company reported no differences between comprehensive income and net income.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that derivatives be recognized as assets or liabilities and measured at their fair value. SFAS 133 will be adopted in 2000 and is not expected to have a material effect on the Company's financial condition or operations.

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

     The following discussion is intended to assist in understanding the Company's historical consolidated financial position at June 30, 1998 and results of operations and cash flows for the periods ended June 30, 1998 and 1997. This discussion should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1997 and the consolidated financial statements and notes thereto included in this Form 10-Q.

OVERVIEW

     Prior to 1998, the Company and its predecessors concentrated their drilling activities in the Cretaceous Trend (the "Trend") which extends from south Texas through east Texas, Louisiana and other southern states and includes the Austin Chalk, Buda and Georgetown formations. Oil and gas production in the Trend is generally characterized by a high initial production rate, followed by a steep rate of decline. In order to maintain its oil and gas reserve base, production levels and cash flow from operations, the Company has been required to maintain or increase its level of drilling activity and achieve comparable or improved results from such activities. Except for its participation in wells proposed by other operators and wells which must be drilled in order to preserve its drilling rights, the Company has indefinitely suspended Trend drilling activities until oil prices improve and stabilize.

     Beginning in 1997, the Company initiated several exploratory projects designed to reduce its dependence on Trend drilling for future production and reserve growth. These new areas include other formations in the vicinity of its core properties in east central Texas, as well as south Texas, Louisiana and Mississippi. During 1998, the Company is devoting a substantial portion of its capital expenditures to these new areas and is actively seeking and evaluating opportunities to acquire proven properties. See "LIQUIDITY AND CAPITAL RESOURCES -- CAPITAL EXPENDITURES."

     The Company follows the successful efforts method of accounting for its oil and gas properties, whereby costs of productive wells, developmental dry holes and productive leases are capitalized and amortized using the unit-of-production method based on estimated proved reserves. Costs of unproved properties are initially capitalized. Those properties with significant acquisition costs are periodically assessed, and any impairment in value is charged to expense. The amount of impairment recognized on unproved properties which are not individually significant is determined by amortizing the costs of such properties within appropriate groups based on the Company's historical experience, acquisition dates and average lease terms. Exploration costs, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs, including the cost of stratigraphic test wells, are initially capitalized but charged to expense if and when the well is determined to be unsuccessful.

RESULTS OF OPERATIONS

     The following table sets forth certain operating information of the Company for the periods presented:

                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                      JUNE 30,               JUNE 30,
                                                ------------------      -----------------
                                                 1998        1997        1998       1997
                                                ------      ------      ------     ------
     OIL AND GAS PRODUCTION DATA:
          Oil (MBbls)..........................    703         705       1,496      1,282
          Gas (MMcf)...........................  1,168       1,282       2,421      2,497
          MBOE (1).............................    898         919       1,900      1,698
     AVERAGE OIL AND GAS SALES PRICES (2):
          Oil ($/Bbl).......................... $16.42      $19.14      $16.73     $20.56
          Gas ($/Mcf).......................... $ 2.17      $ 2.20      $ 2.40     $ 2.55
     OIL AND GAS COSTS ($/BOE PRODUCED):
          Lease operating expenses............. $ 4.08      $ 4.12      $ 4.03     $ 4.67
          Oil and gas depletion................ $ 9.69      $ 8.05      $ 9.12     $ 7.97
     NET WELLS DRILLED (3):
          Exploratory Wells....................      -         3.0         2.5        5.3
          Developmental Wells..................     .5         5.7         4.4       14.9

-----------
(1) Gas is converted to barrel of oil equivalents (BOE) at the ratio of six Mcf of gas to one Bbl of oil.
(2)  Includes effects of hedging transactions.
(3)  Excludes well being drilled or completed at June 30, 1998.


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO JUNE 30, 1997

     REVENUES

     Oil and gas sales decreased 16% from $16.3 million in 1997 to $13.7 million in 1998 due primarily to a 14% decline in the Company's average oil price (after giving effect to a $3.62 per barrel gain on hedging transactions). Excluding hedging transactions, the average price per barrel of oil declined 33% from $19.14 in 1997 to $12.80 in 1998. Although oil production for the current quarter was substantially equal to that of the 1997 quarter, several factors related to the current depressed levels of oil prices had a negative impact on production. Except for its participation in wells proposed by other operators and wells which must be drilled in order to preserve its drilling rights, the Company has indefinitely suspended Trend drilling activities until oil prices improve and stabilize. In addition, the Company has voluntarily reduced the rate of production on certain of its oil properties in the Trend in an effort to retain the curtailed production for future sale at more favorable prices. This curtailment strategy resulted in a decrease of 48,000 net barrels of oil production during the second quarter of 1998. Depending upon the level and volatility of oil prices, the Company may continue to curtail oil production, which could result in a decrease of up to 125,000 net barrels of oil per quarter during the remainder of 1998. Both the suspension of Trend drilling and the curtailment of production for an extended period of time may adversely affect the Company's reported production volumes and revenues during the remainder of 1998.

     Revenues from natural gas services increased 31% from $837,000 in 1997 to $1.1 million in 1998 due primarily to an increase in contract volumes.

     COSTS AND EXPENSES

     Lease operations expenses decreased 3% from $3.8 million in 1997 to $3.7 million in 1998 due primarily to lower production taxes resulting from a significant decline in oil prices. Oil and gas production on a BOE basis decreased 2% during the current quarter, causing a 1% decrease in lease operations expenses on a BOE basis from $4.12 per BOE in 1997 to $4.08 per BOE in 1998.

     Exploration costs increased 146% from $2.4 million in 1997 to $5.9 million in 1998 due primarily to the charge-off of two exploratory dry holes during the current quarter, which was offset in part by lower seismic costs. During the remainder of 1998, the Company expects to conduct exploratory drilling on several of the prospects generated by seismic surveys which were initiated in 1997. See "LIQUIDITY AND CAPITAL RESOURCES -- CAPITAL EXPENDITURES." Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

     DD&A expense increased 18% from $7.6 million in 1997 to $9.0 million in 1998 due primarily to a 20% increase in the Company's average depletion rate per BOE. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The increase in the Company's average depletion rate was primarily attributable to the effects of lower oil and gas prices on estimated quantities of proved reserves.

     Costs of natural gas services increased 50% from $634,000 in 1997 to $951,000 in 1998 due primarily to an increase in contract volumes.

     INTEREST EXPENSE AND OTHER

     Interest expense increased 16% from $439,000 in 1997 to $508,000 in 1998 due primarily to higher average levels of indebtedness on the Credit Facility, offset in part by an increase in capitalized interest and lower average interest rates. The average daily principal balance outstanding on such facility during the second quarter of 1998 was $36.2 million compared to $21.6 million in 1997. The effective annual interest rate on bank debt, including bank fees, during the 1998 quarter was 8.1% compared to 9.0% in 1997. Capitalized interest was $178,000 higher during the 1998 quarter due to a significant increase in unproved acreage since June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO JUNE 30, 1997

     REVENUES

     Oil and gas sales decreased 7% from $32.8 million in 1997 to $30.6 million in 1998. The benefits derived from a 17% increase in oil production were more than offset by lower product prices. The Company's average oil price during the current period declined 19% (after giving effect to a $3.16 per barrel gain on hedging activities). Excluding hedging transactions, the Company's average price per barrel of oil declined 34% from $20.56 in 1997 to $13.57 in 1998. Although oil production for the current period increased 17% as compared to the 1997 period, several factors related to the current depressed levels of oil prices had a negative impact on production. Except for its participation in wells proposed by other operators and wells which must be drilled in order to preserve its drilling rights, the Company has indefinitely suspended Trend drilling activities until oil prices improve and stabilize. In addition, the Company has voluntarily reduced the rate of production on certain of its oil properties in the Trend in an effort to retain the curtailed production for future sale at more favorable prices. This curtailment strategy resulted in a decrease of 48,000 net barrels of oil production during the second quarter of 1998. Depending upon the level and volatility of oil prices, the Company may continue to curtail oil production, which could result in a decrease of up to 125,000 net barrels of oil per quarter during the remainder of 1998. Both the suspension of Trend drilling and the curtailment of production for an extended period of time may adversely affect the Company's reported production volumes and revenues during the remainder of 1998.

     COSTS AND EXPENSES

     Lease operations expenses decreased 3% from $7.9 million in 1997 to $7.7 million in 1998 due primarily to lower production taxes resulting from a significant decline in oil prices. Oil and gas production on a BOE basis decreased 12% during the current period, causing a 14% decrease in lease operations expenses on a BOE basis from $4.67 per BOE in 1997 to $4.03 per BOE in 1998.

     Exploration costs increased 74% from $4.3 million in 1997 to $7.5 million in 1998 due primarily to the charge-off of two exploratory dry holes during the current quarter, which was offset in part by lower seismic costs. During the remainder of 1998, the Company expects to conduct exploratory drilling on several of the prospects generated by seismic surveys which were initiated in 1997. See "LIQUIDITY AND CAPITAL RESOURCES -- CAPITAL EXPENDITURES." Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

     DD&A expense increased 27% from $14.0 million in 1997 to $17.8 million in 1998 due primarily to a 12% increase in oil and gas production on a BOE basis, combined with a 14% increase in the Company's average depletion rate per BOE. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The increase in the Company's average depletion rate was primarily attributable to the effects of lower oil and gas prices on estimated quantities of proved reserves.

     INTEREST EXPENSE AND OTHER

     Interest expense increased 25% from $791,000 in 1997 to $985,000 in 1998 due primarily to higher average levels of indebtedness on the Credit Facility, offset in part by an increase in capitalized interest and lower average interest rates. The average daily principal balance outstanding on such facility during the first six months of 1998 was $35.5 million compared to $19.2 million in 1997. The effective annual interest rate on bank debt, including bank fees, during the 1998 period was 8.2% compared to 9.0% in 1997. Capitalized interest was $407,000 higher during the 1998 period due to a significant increase in unproved acreage since June 30, 1997.

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

CAPITAL EXPENDITURES

     The Company has generally suspended its Trend drilling activities, except for its participation in wells proposed by other operators and wells which must be drilled in order to preserve the Company's drilling rights, until oil prices improve and stabilize. During the first six months of 1998, the Company spent $9.0 million on Trend drilling and leasing activities compared to $20.6 million during the first six months of 1997.

     In 1998, the Company is devoting a substantial portion of its capital expenditures to its emerging exploration program. In May 1998, the Company began drilling a 16,000 foot exploratory gas well to test one of the reef anomalies identified through a 3-D seismic survey completed in 1997 in connection with its Cotton Valley Pinnacle Reef play. In addition, the Company plans to complete the interpretation of the 3-D seismic survey and extend and renew existing leases during 1998. During the first six months of 1998, the Company incurred $3.1 million on drilling, leasing and seismic activities on the Cotton Valley Pinnacle Reef play, and plans to incur a total of approximately $9.5 million on this project during 1998.

     The Company is also completing an exploratory gas well in Walker County, Texas with two horizontal laterals combining to penetrate over 11,000 feet of the Glen Rose formation. During the first six months of 1998, the Company incurred $4.7 million on leasing and drilling activities in this area and plans to incur a total of approximately $11 million in 1998. Presently, the Company has approximately 100,000 net acres under lease or option on this prospect.

     The Company has conducted three separate 3-D seismic surveys in south Texas, one in 1997 and two in 1998. The Company is completing an exploratory gas well in Duval County, Texas which was drilled to test one of eight Wilcox prospects generated by one 3-D seismic survey covering approximately 12,000 net acres. In addition, the Company plans to drill three additional exploratory wells in 1998 on other gas prospects generated by these surveys. During the first six months of 1998, the Company incurred $2.1 million on leasing, seismic and drilling activities on these south Texas prospects and plans to incur a total of approximately $7 million on these prospects in 1998.

     In addition, the Company incurred $5.4 million during the first six months of 1998 on other exploration projects, primarily in east Texas, Louisiana and Mississippi, and plans to incur a total of approximately $8.5 million on such projects during 1998.

     Substantially all of the activity planned for the remainder of 1998 is discretionary. This allows the Company to make adjustments to its level of capital and exploratory expenditures based upon such factors as the availability of capital resources, product prices and drilling results. Thus, if the Company's ability or desire to conduct the planned activities is diminished or enhanced by any of these factors, the Company can modify its expenditures accordingly.

     The Company does not have any specified amounts of capital expenditures designated for acquisitions of proven properties in 1998. However, the Company plans to actively seek and evaluate acquisition opportunities and will commit only to those acquisitions which the Company can adequately finance through internal and external sources.

CAPITAL RESOURCES

     CREDIT FACILITY

     The Credit Facility provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit. In July 1998, the banks established a borrowing base of $50 million, leaving $11.9 million available on the credit facility at June 30, 1998. The borrowing base is scheduled for redetermination in November 1998, and at least semi-annually thereafter. The Company intends to use such borrowing capacity, together with internally generated funds, to finance its 1998 planned capital and exploratory expenditures.

     WORKING CAPITAL AND CASH FLOW

     During the first six months of 1998, the Company generated cash flow from operating activities of $23.6 million, borrowed $2.4 million on the Credit Facility, and spent $26.5 million on capital expenditures.

     The Company's working capital deficit increased from $6.4 million at December 31, 1997 to $9.1 million at June 30, 1998. The Company applies most of its available cash toward the repayment of the Credit Facility. Since all outstanding indebtedness on the Credit Facility is classified as a noncurrent liability, the timing of receipts and disbursements can cause reported working capital to fluctuate as it did from December 31, 1997 to June 30, 1998. However, working capital will increase as funds are advanced on the Credit Facility to finance the Company's capital expenditure program.

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

     The Company has entered into swap arrangements for 692,000 barrels of oil production for the period from July 1998 through December 1998 at an average price of $19.51, and has hedged 1,940,000 MMBtu of gas production for the period from July 1998 through December 1998 at an average price of $2.46.

                           PART II.  OTHER INFORMATION

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS

         EXHIBIT
         NUMBER                        DESCRIPTION
         ------     --------------------------------------------------
          10.1      Sixth Restated Loan Agreement dated as of July 16,
                    1998, among Clayton Williams Energy, Inc.,
                    Warrior Gas Co., CWEI Acquisitions, Inc.,
                    Bank One, Texas, N.A. and Banque Paribas.

          27        Financial Data Schedule


     REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                          CLAYTON WILLIAMS ENERGY, INC.
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                          CLAYTON WILLIAMS ENERGY, INC.



Date:  August 10, 1998               By:  /s/ L. Paul Latham
                                          ----------------------------------
                                          L. Paul Latham
                                          Executive Vice President and Chief
                                           Operating Officer






Date:  August 10, 1998               By:  /s/ Mel G. Riggs
                                          ----------------------------------
                                          Mel G. Riggs
                                          Senior Vice President and Chief
                                           Financial Officer

                                 INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                             DESCRIPTION OF EXHIBIT
    ------           --------------------------------------------------------
     10.1            Sixth Restated Loan Agreement dated as of July 16, 1998,
                     among Clayton Williams Energy, Inc., Warrior Gas Co.,
                     CWEI Acquisitions, Inc., Bank One, Texas, N.A. and
                     Banque Paribas.

     27              Financial Data Schedules