Form 10-Q
period 1998-09-30
CLAYTON WILLIAMS ENERGY INC /DE
filed 1998-11-13
CIK 880115

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         /XX/   Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       or

         /  /   Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the transition period from _______ to _______

                           COMMISSION FILE NO. 0-20838

                          CLAYTON WILLIAMS ENERGY, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

                    DELAWARE                          75-2396863
                    --------                          ----------
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification Number)


        6 DESTA DRIVE, SUITE 6500, MIDLAND, TEXAS              79705-5510
        -----------------------------------------              ----------
        (Address of principal executive offices)               (Zip code)


       Registrant's Telephone Number, including area code: (915) 682-6324

                                 Not applicable
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     YES   /XX/             NO   /  /

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 10, 1998...8,923,910

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CLAYTON WILLIAMS ENERGY, INC.
                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS                                                                  PAGE
                                                                                                    ----
              Consolidated Balance Sheets as of September 30, 1998
                and December 31, 1997.............................................................     3

              Consolidated Statements of Operations for the three months and nine months
                 ended September 30, 1998 and 1997................................................     4

              Consolidated Statements of Cash Flows for the nine months
                ended September 30, 1998 and 1997.................................................     5

              Notes to Consolidated Financial Statements..........................................     6


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...............................................     9



                           PART II. OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K....................................................    16

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CLAYTON WILLIAMS ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                                 1998              1997
                                                                           ---------------    --------------
                                                                             (UNAUDITED)
CURRENT ASSETS
   Cash and cash equivalents.............................................  $     2,412        $        2,150
   Accounts receivable:
     Trade, net..........................................................        1,982                 4,197
     Affiliates..........................................................          798                   173
     Oil and gas sales...................................................        5,704                 9,126
   Inventory.............................................................        1,562                 2,530
   Other.................................................................          682                 1,243
                                                                           ------------       --------------
                                                                                13,140                19,419
                                                                           ------------       --------------
PROPERTY AND EQUIPMENT
   Oil and gas properties, successful efforts method.....................      437,892               412,352
   Natural gas gathering and processing systems..........................        7,994                 7,869
   Other.................................................................       10,638                10,411
                                                                           ------------       --------------
                                                                               456,524               430,632
   Less accumulated depreciation, depletion and amortization.............     (340,077)             (315,559)
                                                                           ------------       --------------
     Property and equipment, net.........................................      116,447               115,073
                                                                           ------------       --------------
OTHER ASSETS.............................................................           56                    70
                                                                           ------------       --------------
                                                                           $   129,643        $      134,562
                                                                           ===========        ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable:
     Trade...............................................................  $    12,548        $       16,480
     Affiliates..........................................................           94                   603
     Oil and gas sales...................................................        5,113                 7,679
   Current maturities of long-term debt..................................          -                      42
   Accrued liabilities and other.........................................          897                   984
                                                                           ------------       --------------
                                                                                18,652                25,788
                                                                           ------------       --------------
LONG-TERM DEBT...........................................................       45,300                35,700
                                                                           ------------       --------------
STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per share; authorized - 3,000,000
    shares; issued and outstanding - none................................          -                     -
   Common stock, par value $.10 per share; authorized - 15,000,000 shares; issued - 8,916,283 shares in 1998 and 8,980,539
    shares in 1997.......................................................          892                   898
   Additional paid-in capital............................................       69,618                70,856
   Retained earnings (deficit)...........................................       (4,819)                2,840
                                                                           ------------       --------------
                                                                                65,691                74,594
   Less treasury stock, at cost (95,000 shares in 1997)..................           -                 (1,520)
                                                                           ------------       ---------------
                                                                                65,691                73,074
                                                                           ------------       --------------
                                                                           $   129,643        $      134,562
                                                                           ============       ==============


        The accompanying notes are an integral part of these consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE)


                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                 -------------------------------    --------------------------
                                                     1998              1997             1998           1997
                                                 -------------    --------------    -------------    ---------
REVENUES
   Oil and gas sales ......................        $ 11,479         $ 18,718         $ 42,044         $ 51,538
   Natural gas services ...................             905            1,207            2,953            3,374
                                                   --------         --------         --------         --------
     Total revenues .......................          12,384           19,925           44,997           54,912
                                                   --------         --------         --------         --------

COSTS AND EXPENSES
   Lease operations .......................           3,251            3,917           10,903           11,847
   Exploration:
     Abandonments and impairments .........           1,760               28            7,236              750
     Seismic and other ....................             823            3,920            2,872            7,451
   Natural gas services ...................             806            1,070            2,515            2,849
   Depreciation, depletion and amortization           6,881            8,611           24,707           22,561
   General and administrative .............             868              806            3,040            2,767
                                                   --------         --------         --------         --------
     Total costs and expenses .............          14,389           18,352           51,273           48,225
                                                   --------         --------         --------         --------
     Operating income (loss) ..............          (2,005)           1,573           (6,276)           6,687
                                                   --------         --------         --------         --------

OTHER INCOME (EXPENSE)
   Interest expense .......................            (554)            (480)          (1,539)          (1,271)
   Other ..................................             134               14              156              109
                                                   --------         --------         --------         --------
     Total other income (expense) .........            (420)            (466)          (1,383)          (1,162)
                                                   --------         --------         --------         --------

INCOME (LOSS) BEFORE INCOME TAXES .........          (2,425)           1,107           (7,659)           5,525

INCOME TAX EXPENSE ........................             -                -                -                -
                                                   --------         --------         --------         --------

NET INCOME (LOSS) .........................        $ (2,425)        $  1,107         $ (7,659)        $  5,525
                                                   ========         ========         ========         ========


Net income (loss) per common share:
   Basic ..................................        $   (.27)        $    .12         $   (.86)        $    .62
                                                   ========         ========         ========         ========
   Diluted ................................        $   (.27)        $    .12         $   (.86)        $    .61
                                                   ========         ========         ========         ========

Weighted average common shares outstanding:
   Basic ..................................           8,907            8,888            8,897            8,889
                                                   ========         ========         ========         ========
   Diluted ................................           8,907            9,094            8,897            9,094
                                                   ========         ========         ========         ========

        The accompanying notes are an integral part of these consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                           --------------------------
                                                                              1998              1997
                                                                           -------------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss) ............................................        $ (7,659)        $  5,525
     Adjustments to reconcile net income (loss) to cash provided by operating activities:
         Depreciation, depletion and amortization .................          24,707           22,561
         Exploration costs ........................................           7,236              750
         Other ....................................................             236              287
     Changes in operating working capital:
         Accounts receivable ......................................           5,012              866
         Accounts payable .........................................          (1,642)              79
         Other ....................................................             856             (760)
                                                                           --------         --------

              Net cash provided by operating activities ...........          28,746           29,308
                                                                           --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment ..........................         (38,170)         (38,646)
     Proceeds from sales of property and equipment ................              79              157
                                                                           --------         --------

              Net cash used in investing activities ...............         (38,091)         (38,489)
                                                                           --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term debt .................................           9,600            9,500
     Repurchase of common stock for treasury ......................             -             (1,115)
     Proceeds from sale of common stock ...........................               7               29
                                                                           --------         --------

              Net cash provided by financing activities ...........           9,607            8,414
                                                                           --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............             262             (767)
CASH AND CASH EQUIVALENTS
     Beginning of period ..........................................           2,150            2,479
                                                                           --------         --------

     End of period ................................................        $  2,412         $  1,712
                                                                           ========         ========

SUPPLEMENTAL DISCLOSURES
     Cash paid for interest, net of amounts capitalized ...........        $  1,496         $  1,235
                                                                           ========         ========

        The accompanying notes are an integral part of these consolidated financial statements.

                           CLAYTON WILLIAMS ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

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

       In the opinion of management, the Company's unaudited consolidated financial statements as of September 30, 1998 and for the interim periods ended September 30, 1998 and 1997 include all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation in accordance with generally accepted accounting principles. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

2.     LONG-TERM DEBT

       Long-term debt consists of the following:

                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                             1998             1997
                                                                       ---------------     ------------
                                                                                  (IN THOUSANDS)
       Secured Bank Credit Facility (matures July 31, 2001)............    $   45,300      $    35,700
       Other...........................................................           -                 42
                                                                           -----------     -----------
                                                                               45,300           35,742
       Less current maturities.........................................           -                 42
                                                                           -----------     -----------
                                                                           $   45,300        $  35,700
                                                                           ===========     ===========

       The Company's secured bank credit facility (the "Credit Facility") provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit. In July 1998, the banks established a borrowing base of $50 million, leaving $4.7 million available on the Credit Facility at September 30, 1998. The borrowing base is presently being redetermined and is scheduled to be redetermined in May 1999 and at least semi-annually thereafter; however, either the Company or the banks may request a borrowing base redetermination at any other time during the year. Any redetermination will be made at the discretion of the banks. If, at any time, outstanding advances plus letters of credit exceed the borrowing base, the Company will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments or (iii) elect to convert the entire amount of the facility to a term obligation based on amortization formulas set forth in the loan agreement. Substantially all of the Company's oil and gas properties are pledged to secure advances under the Credit Facility.

       All outstanding balances on the Credit Facility may be designated, at the Company's option, as either "Base Rate Loans" or "Eurodollar Loans" (as defined in the loan agreement), provided that not more than two Eurodollar traunches may be outstanding at any time. Base Rate Loans will bear interest at the fluctuating Base Rate plus a Base Rate Margin ranging from 0% to 3/8% per annum, depending on levels of outstanding advances and letters of credit. Eurodollar Loans will bear interest at the LIBOR rate for a fixed period of time elected by the Company plus a Eurodollar Margin ranging from 1% to 1.75% per annum. At September 30, 1998, the Company's indebtedness under the Credit Facility consisted of $42 million of Eurodollar Loans at a rate of 7.4% and $3.3 million of Base Rate Loans at a rate of 8.6%.

       In addition, the Company pays the banks a commitment fee equal to 1/4% per annum on the unused portion of the revolving loan commitment. Interest on the revolving loan and commitment fees are payable quarterly, and all outstanding principal and interest will be due July 31, 2001.

       The loan agreement contains financial covenants which are computed quarterly and require the Company to maintain minimum levels of working capital, cash flow and net tangible assets. At September 30, 1998, the Company was not in compliance with the working capital covenant; however, the banks waived such non-compliance with respect to the September 30, 1998 computation.

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

5.     STOCK COMPENSATION PLANS

       In May 1995, the Company's Board of Directors adopted the Executive Incentive Stock Compensation Plan, permitting the Company to pay all or part of selected executives' salaries in shares of common stock in lieu of cash. The Company reserved 500,000 shares of common stock for issuance under this plan. During the nine months ended September 30, 1998, the Company issued Mr. Williams 20,937 shares of common stock in lieu of cash compensation aggregating $208,021. Subsequent to September 30, 1998, the Company issued Mr. Williams an additional 5,058 shares in lieu of cash compensation aggregating $46,801. The amounts of such compensation are included in general and administrative expense in the accompanying consolidated financial statements.

6.     FORWARD SALE TRANSACTIONS

       The Company accounts for forward sale and put option arrangements as hedging activities and, accordingly, gains and losses are included in oil and gas revenues in the period the hedged production is sold. Included in oil and gas revenues during the nine months ended September 30, 1998 are net gains totaling $7,228,000 (comprised of gains of $7,381,000, partially offset by losses of $153,000). The Company did not hedge any of its oil and gas production during the 1997 period.

       In addition, the Company has entered into swap arrangements for 324,000 barrels of oil production for the period from October 1998 through December 1998 at an average price of $19.51 and has hedged 1,030,000 MMBtu of gas production for the period from October 1998 through December 1998 at an average price of $2.64.

7.     INCOME TAXES

       No provisions for income tax expense were required during the periods presented since the Company has net operating loss carryforwards available to offset any taxable income generated during such periods. Due to the uncertainty of realizing the related future benefits from these tax loss carryforwards, valuation allowances were recorded at September 30, 1998 and 1997 to the extent net deferred tax assets exceed net deferred tax liabilities.

8.     RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. During the three months and nine months ended September 30, 1998 and 1997, the Company reported no differences between comprehensive income and net income.

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

9.     SUBSEQUENT EVENT

       In October 1998, the Company entered into an agreement to purchase certain oil and gas properties in east Texas for $46.5 million. The Company will acquire 10% of the purchased properties and will serve as general partner of a limited partnership which will acquire the remaining 90%. After the limited partner receives an agreed-upon rate of return, the Company's general partnership interest will increase from 1% to 35%. The closing is expected to occur in November 1998, with an effective date of April 1, 1998.

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

       The following discussion is intended to assist in understanding the Company's historical consolidated financial position at September 30, 1998 and results of operations and cash flows for the periods ended September 30, 1998 and 1997. This discussion should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1997 and the consolidated financial statements and notes thereto included in this Form 10-Q.


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

       Beginning in 1997, the Company initiated several exploratory projects designed to reduce its dependence on Trend drilling for future production and reserve growth. These new areas include other formations in the vicinity of its core properties in east central Texas, as well as south Texas, Louisiana and Mississippi, and emphasize the development of long-life gas reserves. During 1998, the Company is devoting a substantial portion of its capital expenditures to these new areas and is actively seeking and evaluating opportunities to acquire proven properties. See "LIQUIDITY AND CAPITAL RESOURCES - CAPITAL EXPENDITURES."

       A significant portion of the Company's capital expenditures during the first nine months of 1998 have been spent on acquisitions of exploratory acreage, exploratory wells which have not been completed and exploratory wells which have resulted in dry holes. Accordingly, production from new wells has not been sufficient to offset the recent declines in oil production attributable to the suspension of Trend drilling. Furthermore, until these new projects are completed and establish commercial levels of production, there can be no assurance that the Company will be successful in its efforts to replace such production declines.

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

RESULTS OF OPERATIONS

       The following table sets forth certain operating information of the Company for the periods presented:

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                          ----------------------        -----------------------
                                                            1998           1997           1998            1997
                                                          --------       -------        --------         ------
       OIL AND GAS PRODUCTION DATA:
              Oil (MBbls)............................          570            820          2,066           2,102
              Gas (MMcf).............................        1,250          1,293          3,671           3,790
              MBOE (1)...............................          778          1,036          2,678           2,734
       AVERAGE OIL AND GAS SALES PRICES (2):
              Oil ($/Bbl)............................     $  15.32        $ 19.11        $ 16.34         $ 20.00
              Gas ($/Mcf)............................     $   2.35        $  2.44        $  2.38         $  2.52
       OIL AND GAS COSTS ($/BOE PRODUCED):
              Lease operating expenses...............     $   4.18        $  3.78        $  4.07         $  4.33
              Oil and gas depletion..................     $   8.59        $  8.10        $  8.96         $  8.02
       NET WELLS DRILLED (3):
              Exploratory Wells......................          2.7            2.0            5.2             7.3
              Developmental Wells....................          -              7.0            4.4            21.9

---------
(1) Gas is converted to barrel of oil equivalents (BOE) at the ratio of six Mcf of gas to one Bbl of oil.
(2)  Includes effects of hedging transactions.
(3)  Excludes wells being drilled or completed at September 30, 1998 and 1997.


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997

       REVENUES

       Oil and gas sales decreased 39% from $18.7 million in 1997 to $11.5 million in 1998 due primarily to a combination of lower oil prices and a 30% decline in oil production. The Company's average oil price (after giving effect to a $3.54 per barrel gain on hedging transactions) decreased 20% in 1998 as compared to 1997. Excluding hedging transactions, the average price per barrel of oil declined 38% from $19.11 in 1997 to $11.78 in 1998. Low oil prices have also had a negative impact on the volume of oil produced during the quarter. Except for its participation in wells proposed by other operators and wells which must be drilled in order to preserve its drilling rights, the Company has indefinitely suspended Trend drilling activities until oil prices improve and stabilize. In addition, the Company initiated a production curtailment strategy during the second quarter of 1998 by voluntarily reducing the rate of production on certain of its oil properties in the Trend in an effort to retain the curtailed production for sale at more favorable prices. This curtailment strategy was adjusted during the third quarter of 1998 to lessen its impact on production, resulting in a decrease in curtailed production from 48,000 net barrels in the second quarter of 1998 to 32,000 net barrels during the third quarter of 1998. The Company is currently evaluating this curtailment strategy to determine the extent and duration of future production curtailments. Both the suspension of Trend drilling and the curtailment of production for an extended period of time may adversely affect the Company's reported production volumes and revenues in future periods.

       Revenues from natural gas services decreased 21% from $1.2 million in 1997 to $905,000 in 1998 due primarily to a decrease in contract volumes.

       COSTS AND EXPENSES

       Lease operations expenses decreased 15% from $3.9 million in 1997 to $3.3 million in 1998 due primarily to lower production taxes resulting from a significant decline in oil prices. Oil and gas production on a BOE basis decreased 25% during the current quarter, causing an 11% increase in lease operations expenses on a BOE basis from $3.78 per BOE in 1997 to $4.18 per BOE in 1998.

       Exploration costs decreased 33% from $3.9 million in 1997 to $2.6 million in 1998 due primarily to lower seismic costs during the current quarter, which was offset in part by the charge-off of two exploratory dry holes. At September 30, 1998, the Company had capitalized $8.4 million of drilling costs on exploratory wells which were in varying stages of drilling, completion and evaluation, and expects to incur additional exploratory drilling costs on these wells and other wells during the fourth quarter of 1998. See "LIQUIDITY AND CAPITAL RESOURCES - CAPITAL EXPENDITURES." Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

       DD&A expense decreased 20% from $8.6 million in 1997 to $6.9 million in 1998 due primarily to a 25% decrease in oil and gas production on a BOE basis during the 1998 quarter, offset in part by a 6% increase in the Company's average depletion rate per BOE. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The increase in the average depletion rate per BOE was attributable primarily to the effects of lower oil and gas prices on proved reserves, offset largely by upward reserve revisions reported during the third quarter of 1998 related to improved production performance on certain Trend wells.

       Costs of natural gas services decreased 27% from $1.1 million in 1997 to $806,000 in 1998 due primarily to a decrease in contract volumes.

       INTEREST EXPENSE AND OTHER

       Interest expense increased 15% from $480,000 in 1997 to $554,000 in 1998 due primarily to higher average levels of indebtedness on the Credit Facility, which was substantially offset by an increase in capitalized interest and slightly lower average interest rates. The average daily principal balance outstanding on such facility during the third quarter of 1998 was $41.9 million compared to $26.0 million in 1997. The effective annual interest rate on bank debt, including bank fees, during the 1998 quarter was 8.2% compared to 8.7% in 1997. Capitalized interest was $242,000 higher during the 1998 quarter due to a significant increase in unproved acreage since September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997

       REVENUES

       Oil and gas sales decreased 18% from $51.5 million in 1997 to $42.0 million in 1998 due primarily to lower oil prices. The Company's average oil price during the current period declined 18% (after giving effect to a $3.26 per barrel gain on hedging activities). Excluding hedging transactions, the Company's average price per barrel of oil declined 35% from $20.00 in 1997 to $13.08 in 1998. Although oil production for the current period decreased 2% as compared to the 1997 period, several factors related to the current depressed levels of oil prices had a negative impact on production. Except for its participation in wells proposed by other operators and wells which must be drilled in order to preserve its drilling rights, the Company has indefinitely suspended Trend drilling activities until oil prices improve and stabilize. During the second quarter of 1998, the Company initiated an oil curtailment strategy that resulted in a decrease of approximately 80,000 net barrels of oil production during the first nine months of 1998. The Company is currently evaluating this curtailment strategy to determine the extent and duration of future production curtailments. Both the suspension of Trend drilling and the curtailment of production for an extended period of time may adversely affect the Company's reported production volumes and revenues in future periods.

       COSTS AND EXPENSES

       Lease operations expenses decreased 8% from $11.8 million in 1997 to $10.9 million in 1998 due primarily to lower production taxes resulting from a significant decline in oil prices. Oil and gas production on a BOE basis decreased 2% during the current period, causing a 6% decrease in lease operations expenses on a BOE basis from $4.33 per BOE in 1997 to $4.07 per BOE in 1998.

       Exploration costs increased 23% from $8.2 million in 1997 to $10.1 million in 1998 due primarily to the charge-off of five exploratory dry holes during the 1998 period, which was offset in part by lower seismic costs. At September 30, 1998, the Company had capitalized $8.4 million of drilling costs on exploratory wells which were in varying stages of drilling, completion and evaluation, and expects to incur additional exploratory drilling costs on these wells and other wells during the fourth quarter of 1998. See "LIQUIDITY AND CAPITAL RESOURCES - CAPITAL EXPENDITURES." Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

       DD&A expense increased 9% from $22.6 million in 1997 to $24.7 million in 1998 due primarily to a 12% increase in the Company's average depletion rate attributable to the effects of lower oil and gas prices on estimated quantities of proved reserves. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves.

       INTEREST EXPENSE AND OTHER

       Interest expense increased 15% from $1.3 million in 1997 to $1.5 million in 1998 due primarily to higher average levels of indebtedness on the Credit Facility, offset in part by an increase in capitalized interest and slightly lower average interest rates. The average daily principal balance outstanding on such facility during the first nine months of 1998 was $37.7 million compared to $21.5 million in 1997. The effective annual interest rate on bank debt, including bank fees, during the 1998 period was 8.2% compared to 8.9% in 1997. Capitalized interest was $649,000 higher during the 1998 period due to a significant increase in unproved acreage since September 30, 1997.

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

CAPITAL EXPENDITURES

       Until oil prices improve and stabilize, the Company has generally suspended its Trend drilling activities, except for its participation in wells proposed by other operators and wells which must be drilled in order to preserve the Company's drilling rights. During the first nine months of 1998, the Company spent $8.4 million on Trend drilling and leasing activities compared to $33.2 million during the first nine months of 1997.

       In 1998, the Company is devoting a substantial portion of its capital expenditures to its emerging exploration program. Drilling operations are in progress on a 16,000-foot exploratory gas well to test one of the reef anomalies identified through a 3-D seismic survey completed in 1997 in connection with its Cotton Valley Pinnacle Reef play. This well was successfully drilled into a reef complex and reached a total depth of 16,175 feet. However, due to mechanical problems, the Company was unable to complete the well and elected to sidetrack the well at a vertical depth of 14,100 feet and re-drill the remaining 2,000 feet through the reef. The Company has successfully drilled a second well bore through the reef and plans to begin completion operations before the end of November 1998. In comparison to the previous estimate of $9.5 million, the Company now estimates that it will spend a total of approximately $10.6 million in 1998 on drilling, leasing and seismic activities in this area, of which $5.8 million has been incurred during the first nine months of 1998.

       The Company is also exploring for gas reserves in the Glen Rose formation utilizing its horizontal drilling expertise. The Company has completed one exploratory well and is currently drilling a second well, both in Walker County, Texas. During the first nine months of 1998, the Company incurred $8.2 million on leasing and drilling activities in this area and plans to incur a total of approximately $9.3 million in 1998.

       The Company has conducted three separate 3-D seismic surveys in south Texas, one in 1997 and two in 1998. Based upon these surveys, the Company has drilled and completed two wells and has drilled and temporarily abandoned one well in this area. During the remainder of 1998, the Company plans to drill three additional wells based on these surveys. During the first nine months of 1998, the Company incurred $3.9 million on leasing, seismic and drilling activities on these south Texas prospects and plans to incur a total of approximately $6.4 million on these prospects in 1998.

       In addition, the Company incurred $8.0 million during the first nine months of 1998 on other exploration projects, primarily in east Texas, Louisiana and Mississippi, where the Company has drilled 4 dry holes in 1998 and is currently attempting to complete a well in Mississippi and recomplete a well in Louisiana. The Company plans to incur a total of approximately $10.0 million on such projects during 1998.

       In October 1998, the Company entered into an agreement to purchase certain oil and gas properties in east Texas for $46.5 million. The Company will acquire 10% of the purchased properties and will serve as general partner of a limited partnership which will acquire the remaining 90%. After the limited partner receives an agreed-upon rate of return, the Company's general partnership interest will increase from 1% to 35%. The closing is expected to occur in November 1998, with an effective date of April 1, 1998.

       A portion of the activity planned for the remainder of 1998 is discretionary. This allows the Company to make adjustments to its level of capital and exploratory expenditures based upon such factors as the availability of capital resources, product prices and drilling results. Thus, if the Company's ability or desire to conduct the planned activities is diminished or enhanced by any of these factors, the Company can modify its expenditures accordingly. See "CAPITAL RESOURCES."

CAPITAL RESOURCES

       CREDIT FACILITY

       The Credit Facility provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the

Company to be the elected borrowing limit. In July 1998, the banks established a borrowing base of $50 million, leaving $4.7 million available on the Credit Facility at September 30, 1998. However, subsequent borrowings have eliminated substantially all of the availability under the Credit Facility. The Company has requested an increase in the borrowing base, and the banks are presently evaluating changes to the Company's reserves since July 1998, which changes relate primarily to (i) increases in proved developed reserve estimates attributable to certain Trend wells, (ii) additions to proved undeveloped reserves attributable to the Cotton Valley Pinnacle Reef well currently being drilled and certain drilling locations in the Trend, and (iii) purchases of proved reserves. To the extent the banks increase the borrowing base, the Company intends to use such borrowing capacity, together with internally generated funds, to finance the remainder of its 1998 planned capital and exploratory expenditures.

       WORKING CAPITAL AND CASH FLOW

       During the first nine months of 1998, the Company generated cash flow from operating activities of $28.7 million, borrowed $9.6 million on the Credit Facility, and spent $38.2 million on capital expenditures.

       The Company's working capital deficit decreased from $6.4 million at December 31, 1997 to $5.5 million at September 30, 1998. The Company applies most of its available cash toward the repayment of the Credit Facility. Since all outstanding indebtedness on the Credit Facility is classified as a noncurrent liability, the timing of receipts and disbursements can cause reported working capital to fluctuate. However, working capital increases as funds are advanced on the Credit Facility to finance the Company's capital expenditure program.

       ADDITIONAL CAPITAL RESOURCES

       The Company believes that the funds which will be available under the Credit Facility upon completion of the current borrowing base redetermination, combined with operating cash flow, will be adequate to fund the Company's projected capital and exploratory expenditures during the remainder of 1998. However, because future cash flows and the availability of borrowings are subject to a number of variables, such as the level of production from existing wells, the Company's success in developing and producing new reserves, prevailing prices of oil and gas, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Company's exploration program, there can be no assurance that the Company's capital resources will be sufficient to sustain the Company's exploratory and development activities.

       If funds available under the Credit Facility, combined with operating cash flow, are not sufficient to fund its non-discretionary capital expenditures, the Company will be required to seek alternative forms of capital resources, including the sale of non-strategic assets and the issuance of debt or equity securities. Although the Company believes it will be able to obtain funds pursuant to one or more of these alternatives, if needed, there can be no assurance that any such capital resources will be available to the Company on terms and conditions which are favorable to the Company's existing shareholders. If additional capital resources are needed, but the Company is unable to obtain such capital resources on a timely basis, the Company may not be able to maintain a level of liquidity sufficient to meet its obligations as they mature.

INFORMATION SYSTEMS FOR THE YEAR 2000

       The Company has reviewed and evaluated its information systems to determine if its systems accurately process data referencing the year 2000. Substantially all necessary programming modifications to correct year 2000 referencing in internal accounting and operating systems have been made. Since the Company's primary information system is covered by a software maintenance agreement, the Company's cost to implement the Year 2000 conversion was nominal. However, the Company has not completed its evaluation of systems used by major purchasers, vendors, suppliers and financial institutions to determine the effect, if any, that non-compliance of such systems would have on the operations of the Company. The Company expects to have all third-party evaluations completed by early 1999.

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

       The Company has entered into swap arrangements for 324,000 barrels of oil production for the period from October 1998 through December 1998 at an average price of $19.51, and has hedged 1,030,000 MMBtu of gas production for the period from October 1998 through December 1998 at an average price of $2.64.

                           PART II. OTHER INFORMATION

ITEM 6 -      EXHIBITS AND REPORTS ON FORM 8-K

       EXHIBITS

               EXHIBIT
               NUMBER             DESCRIPTION
               -------     ------------------------

                27         Financial Data Schedule



       REPORTS ON FORM 8-K

           No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                          CLAYTON WILLIAMS ENERGY, INC.
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                        CLAYTON WILLIAMS ENERGY, INC.



Date:         November 11, 1998          By:  /s/ L. Paul Latham
                                              ------------------------------
                                              L. Paul Latham
                                              Executive Vice President and
                                              Chief Operating Officer






Date:         November 11, 1998          By:  /s/ Mel G. Riggs
                                              -------------------------------
                                              Mel G. Riggs
                                              Senior Vice President and Chief
                                              Financial Officer