Form 10-K
period 1998-12-31
CLAYTON WILLIAMS ENERGY INC /DE
filed 1999-03-30
CIK 880115

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

                         Commission File Number 0-20838

                          CLAYTON WILLIAMS ENERGY, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                     DELAWARE                             75-2396863
---------------------------------------------     -----------------------------
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)              Identification No.)

          SIX DESTA DRIVE - SUITE 6500
                 MIDLAND, TEXAS                           79705-5510
---------------------------------------------     -----------------------------
    (Address of principal executive offices)              (Zip code)

    Registrant's telephone number, including area code: (915) 682-6324

    Securities registered pursuant to Section 12(b) of the Act:

                                     None

    Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock - $.10 Par Value
-------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  /X/        No  / /

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the outstanding Common Stock, $.10 par value, of the registrant held by non-affiliates of the registrant as of March 24, 1999, based on the closing price as quoted on the Nasdaq Stock Market's National Market as of the close of business on said date, was $24,606,494.

         There were 8,955,082 shares of Common Stock, $.10 par value, of the registrant outstanding as of March 24, 1999.

         Documents incorporated by reference:

(1) The information required by Part III of Form 10-K is found in the registrant's definitive Proxy Statement which will be filed with the Commission not later than April 30, 1999. Such portions of the registrant's definitive Proxy Statement are incorporated herein by reference.

                                     PART I

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

       Certain statements in this Form 10-K under "Item 1. Business," "Item
3. Legal Proceedings," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 7A. Quantitative and Qualitative Disclosure About Market Risks," and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that Clayton Williams Energy, Inc. and its subsidiaries (the "Company") expects, projects, believes or anticipates will or may occur in the future, including such matters as oil and gas reserves, future drilling and operations, future production of oil and gas, future net cash flows, future capital expenditures and other such matters, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the volatility of oil and gas prices, the Company's drilling results, the Company's ability to replace short-lived reserves, the availability of capital resources, the reliance upon estimates of proved reserves, operating hazards and uninsured risks, competition, government regulation, the ability of the Company to implement its business strategy, and other factors referenced in this Form 10-K.

ITEM 1 -      BUSINESS

       SPECIAL NOTE: CERTAIN STATEMENTS SET FORTH BELOW UNDER THIS CAPTION CONSTITUTE "FORWARD-LOOKING STATEMENTS." SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" FOR ADDITIONAL FACTORS RELATING TO SUCH STATEMENTS.

GENERAL

       Clayton Williams Energy, Inc. and its subsidiaries (the "Company") are primarily engaged in the exploration for and development and production of oil and natural gas. The Company commenced operations in May 1993 following the consolidation into the Company of substantially all of the oil and gas and gas gathering operations previously conducted by various companies controlled by Clayton W. Williams, Jr. and the completion of the Company's initial public offering of Common Stock.

       Prior to 1998, the Company and its predecessors concentrated their drilling activities in the Cretaceous Trend (the "Trend"), which extends from south Texas through east Texas, Louisiana and other southern states and includes the Austin Chalk, Buda, and Georgetown formations. The Company believes that it has been one of the leaders in horizontal drilling in the Trend. From January 1, 1990 through December 31, 1998, the Company drilled or participated in 277 gross (224.6 net) horizontal wells in the Trend.

       In 1997, the Company initiated several exploratory projects designed to reduce its dependence on Trend drilling for future production and reserve growth. These new areas include other formations in the vicinity of its core properties in east central Texas, as well as south Texas, Louisiana and Mississippi.

       As of December 31, 1998, the Company had estimated proved reserves totaling 5,741 MBbls of oil and 38.9 Bcf of gas with $52.1 million of estimated future net revenues before income taxes (discounted at 10% and based on year-end prices). During 1998, the Company added 1,716 MBOE of estimated proved reserves through extensions and discoveries. The Company held interests in 633 gross (392.6 net) oil and gas wells and owned leasehold interests in approximately 434,700 gross (261,647 net) undeveloped acres at December 31, 1998.

       In January 1999, the Company sold its interest in eight non-operated oil and gas wells located in Matagorda County, Texas for $5.2 million. In March, 1999, the Company entered into a definitive agreement for the sale of its interests in the Jalmat Field located in Lea County, New Mexico for $12.5 million. Proceeds from these sales will be used to reduce the amount of outstanding indebtedness on the Company's secured bank credit facility. In the aggregate, these properties accounted for approximately 9% of the Company's 1998 oil and gas production on a BOE basis and 22% of the Company's estimated future net revenues (discounted at 10%) at December 31, 1998. See "PROPERTIES" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

DRILLING, EXPLORATION AND PRODUCTION ACTIVITIES

       Following is a discussion of the Company's significant drilling, exploration and production activities during 1998, together with its plans for capital and exploratory expenditures in 1999. At the present time, the Company plans to spend only $3.8 million on exploration and development activities during 1999, substantially all of which are projected to be spent on the Cotton Valley Exploratory Project. The Company may increase its planned activities for 1999 if product prices improve and if the Company is able to obtain the capital resources necessary to finance such activities.

THE TREND

       The Company has assembled a 122,000 net acre lease block (the "North Giddings Block") in the updip area of the Giddings Field in Burleson, Robertson and Milam Counties, Texas where the Company has drilled 110 gross (106.2 net) horizontal oil wells through December 31, 1998.

       The economic viability of the Company's Trend drilling activities is highly dependent upon the price of oil expected to be realized during the early years of a well's productive life due to high initial production rates and steep decline rates which are characteristic of most Trend wells. Due to the low oil prices that prevailed during 1998, the Company suspended its Trend drilling activities in April 1998, thereby reducing its capital expenditures on Trend drilling and leasing activities from $44.1 million in 1997 to $9.1 million in 1998. The Company has no plans to resume drilling and leasing activities in the Trend during 1999. However, when oil prices improve and stabilize, the Company plans to continue development of its Trend acreage by conducting cyclic water stimulation treatments on many of its existing wells and by drilling new wells in areas that warrant development on an increased density. The suspension of Trend drilling activities for an extended period of time may have a significant adverse effect on the Company's oil and gas production and cash flows from operating activities in 1999 and future periods unless the Company can offset the negative impact of such suspension through favorable drilling results from its exploration program or through acquisitions of proved properties. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

       The Company's current production of oil and gas in the Trend is derived principally from the Austin Chalk formation in the Giddings Field. At December 31, 1998, the Company had interests in 266 gross (202.3 net) producing wells in the Giddings Field, including 196 horizontal and 70 vertical wells. For the year ended December 31, 1998, the Company's daily net production in the Giddings Field averaged approximately 6,353 Bbls of oil and 6,032 Mcf of gas. The Company operates 82% of its wells in the Giddings Field.

COTTON VALLEY EXPLORATORY PROJECT

         During 1997, the Company completed a 3-D seismic survey covering approximately 55,000 net acres in its North Giddings Block to explore for gas reserves in the prolific Cotton Valley Pinnacle Reef play. As opposed to Trend formations, which are encountered at depths of 5,500 to 7,000 feet in this area, the Cotton Valley formation is encountered at depths of 15,000 to 16,000 feet. During 1998, the Company spent $10.8 million on the Cotton Valley Exploratory Project to complete the interpretation of approximately one-third of the seismic survey, to renew and extend leases in this area, and to drill the J. C. Fazzino Unit #1, a 16,000-foot test well on one of the several reef anomalies identified by the seismic survey. The Fazzino #1 confirmed that the anomaly was in fact a pinnacle reef capable of producing natural gas in commercial quantities. In 1999, the Company plans to spend approximately $3.2 million to complete the well, construct a gas pipeline and treatment facility, and renew and extend leases in the North Giddings Block, as required.

         Based upon data obtained during post-completion operations, the Company has concluded that the Fazzino #1 penetrated the edge of the reef. Therefore, the Company plans to drill the J. C. Fazzino Unit #2 in 1999 in an attempt to penetrate the core of the reef. The Company is presently negotiating with certain vendors to finance the cost of their goods and services with respect to the Fazzino #2 on a non-recourse basis.

         The Company also plans to process and evaluate the remainder of the 3-D seismic survey and to conduct a similar survey on the remainder of the North Giddings Block. However, the timing of this activity will be substantially dependent upon the availability of the Company's capital resources. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES."

OTHER EXPLORATION ACTIVITIES

       GLEN ROSE
       The Company spent $9.2 million during 1998 to explore for gas reserves in the Glen Rose formation utilizing the Company's horizontal drilling expertise. The Company has assembled a 111,000 acre block of leases and seismic options in Grimes, Walker and Madison Counties, Texas. During 1998, the Company drilled and completed 2 gross (.5 net) horizontal gas wells on this acreage. While the production rates on the second well are encouraging, the Company intends to evaluate the performance of this well for several months before assessing the commercial viability of further drilling in the Glen Rose area. Accordingly, no amounts of capital expenditures are presently planned for exploration activities in this area in 1999.

       SOUTH TEXAS
       During 1998, the Company spent $4.5 million on certain exploratory prospects in Duval, Jim Hogg and Goliad Counties, Texas, including costs to conduct 3-D seismic surveys, purchase other 3-D seismic data and drill 4 gross (2.8 net) exploratory wells on prospects identified by such surveys. One of the wells was marginally productive, while three resulted in dry holes. The Company does not intend to incur any capital expenditures on these prospects in 1999, but may farmout to industry partners its position on certain prospects where exploratory drilling is warranted and retain a carried interest in any wells drilled.

       LOUISIANA
       The Company spent $2.3 million during 1998 on various exploratory prospects in Louisiana. The Company completed a well on its Mamou Prospect in Evangeline Parish, but the well is uneconomic at prevailing prices. The Company plans to spend approximately $500,000 to drill a test well on one prospect and plans to complete a 3-D seismic survey on another. In addition, the Company may farmout to industry partners its position on certain prospects where exploratory drilling is warranted and retain a carried interest in any wells drilled.

       MISSISSIPPI
       During 1998, the Company spent $2.6 million on various exploratory prospects in Mississippi, including the cost to drill 2 gross (.7 net) exploratory wells on two of these prospects. One of the wells resulted in a producing oil discovery, while the other was a dry hole. The Company does not plan to incur any capital expenditures on these prospects in 1999, but may farmout to industry partners its position on certain prospects where exploratory drilling is warranted and retain a carried interest in any wells drilled.

       EAST TEXAS HORIZONTAL
       The Company spent $2.6 million in 1998 on an exploratory horizontal well in the Haynesville Limestone formation in Freestone County, Texas which, upon final evaluation, was determined to be uneconomic. The Company does not plan any further exploration activity in this area.

ACQUISITIONS OF PROVED PROPERTIES

       In October 1998, the Company purchased certain non-operated oil and gas properties in north Texas for $1.8 million.

       In November 1998, the Company and an affiliated limited partnership acquired certain oil and gas properties in east Texas for an aggregate purchase price of $41.2 million, net of closing adjustments. The Company acquired an undivided 10% interest in the purchased assets for $4.9 million of the adjusted purchase price. The Company serves as operator of substantially all of the 108 wells acquired in the transaction. In addition, the Company serves as general partner of the limited partnership that acquired the remaining 90% interest. After the limited partner receives an agreed-upon rate of return, the Company's general partnership interest will increase from 1% to 35%.

       Although no specified amounts of capital expenditures have been designated for acquisitions of proven properties in 1999, the Company believes that the purchase of long-lived oil and gas reserves would effectively compliment its exploration program. Therefore, the Company plans to actively seek and evaluate acquisition opportunities during 1999.

MARKETING ARRANGEMENTS

       The Company sells substantially all of its oil production under short-term contracts based on prices quoted on the New York Mercantile Exchange ("NYMEX") for spot West Texas Intermediate contracts, less agreed-upon deductions which vary by grade of crude oil. The majority of the Company's gas production is sold under short-term contracts based on pricing formulae which are generally market responsive.

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

EMPLOYEES

       Presently, the Company has 91 full-time employees. None of the Company's employees is subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

OFFICES

       The Company leases approximately 40,000 square feet of office space in Midland, Texas and approximately 1,400 square feet of office space in Houston, Texas.

ITEM 2 -    PROPERTIES

       The Company's properties consist primarily of oil and gas wells and its ownership in leasehold acreage, both developed and undeveloped. At December 31, 1998, the Company had interests in 633 gross (392.6 net) oil and gas wells and owned leasehold interests in 434,700 gross (261,647 net) undeveloped acres.

RESERVES

       The following table sets forth certain information as of December 31, 1998 with respect to the Company's estimated proved oil and gas reserves and the present value of estimated future net revenues therefrom, discounted at 10% ("PV-10 Value").

                                                                          PROVED          PROVED
                                                                         DEVELOPED      UNDEVELOPED     TOTAL (1)
                                                                         ---------      -----------     ---------
Oil (MBbls)...........................................................       5,504            237           5,741
Gas (MMcf)............................................................      32,215          6,639          38,854
MBOE..................................................................      10,873          1,344          12,217
PV-10 Value:
       Before income taxes............................................   $  48,693      $   3,368       $  52,061
       After income taxes.............................................   $  48,693      $   3,368       $  52,061

(1) Subsequent to December 31, 1998, the Company sold or contracted to sell its interests in properties with proved reserves aggregating 284 MBbls of oil, 14,087 MMcf of gas, and 2,632 MBOE, and with an aggregate PV-10 Value of $11.6 million.

       The following table sets forth certain information as of December 31, 1998 regarding the Company's proved oil and gas reserves in each of its principal producing areas.

                                                                                                PERCENTAGE OF
                                  PROVED RESERVES                           PRESENT VALUE OF   PRESENT VALUE OF
                                                TOTAL OIL     PERCENT OF        FUTURE NET        FUTURE NET
                            OIL       GAS       EQUIVALENT    TOTAL OIL      REVENUES BEFORE   REVENUES BEFORE
AREA OR FIELD             (MBBLS)    (MMCF)       (MBOE)      EQUIVALENT      INCOME TAXES       INCOME TAXES
-------------             -------    -----      ---------     ----------    ----------------   ----------------
                                                                             (In thousands)
Trend//..............     4,908       7,682        6,188          50.7%     $      27,463              52.7%
Jalmat (1)...........       226      10,799        2,026          16.6              7,583              14.6
Cotton Valley........        -        7,558        1,260          10.3              5,095               9.8
East Texas...........        17       5,223          888           7.3              2,784               5.4
Texas Gulf Coast (1).        93       3,799          726           5.9              4,812               9.2
Other//..............       497       3,793        1,129           9.2              4,324               8.3
                         --------    --------    ---------    ----------    ---------------    ---------------
       Total.........     5,741      38,854       12,217         100.0%     $      52,061             100.0%
                         ========    ========    =========    ==========    ===============   ================

(1) Subsequent to December 31, 1998, the Company sold approximately 83% of its Texas Gulf Coast reserves on a BOE basis and contracted to sell all of its Jalmat reserves.

       The estimates as of December 31, 1998 of proved reserves, future net revenues from proved reserves and the PV-10 Value before income taxes set forth in this Form 10-K were based on a report prepared by Williamson Petroleum Consultants, Inc. (the "Independent Engineers"). For purposes of preparing such estimates, the Independent Engineers reviewed production data through August, 1998 for properties representing 73% of the estimated present value of the Company's proved developed producing reserves and through earlier dates for the balance of the Company's properties. In order to calculate the proved reserve estimates as of December 31, 1998, the Independent Engineers assumed that production for each of the Company's properties since the date of the last production data reviewed was in accordance with the production decline curve for such property.

       In accordance with applicable guidelines of the Commission, the estimates of the Company's proved reserves and future net revenues therefrom set forth herein are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. Estimated quantities of proved reserves and future net revenues therefrom are affected by changes in oil and gas prices. Oil and gas prices decreased substantially from December 31, 1997 to December 31, 1998, resulting in significant decreases in the Company's estimated future net revenues and, to a lesser extent, decreases in estimated reserve quantities. The weighted average of the sales prices utilized for the purposes of estimating the Company's proved reserves and the future net revenues therefrom as of December 31, 1998 were $10.33 per Bbl of oil and $1.77 per Mcf of gas, as compared to $17.00 per Bbl and $2.33 per Mcf as of December 31, 1997.

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

       Approximately 11% of the Company's total proved reserves at December 31, 1998 were undeveloped, which are by their nature less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. The reserve data set forth in the Independent Engineers' report as of December 31, 1998 assumes, based on the Company's estimates, that aggregate capital expenditures by the Company of approximately $3.3 million through 2002 will be required to develop such reserves. Although cost and reserve estimates attributable to the Company's oil and gas reserves have been prepared in accordance with industry standards, no assurance can be given that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated.

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

       The Company must develop or acquire new oil and gas reserves to replace those being depleted by production. Without successful drilling and exploration or acquisition activities, the Company's reserves and revenues will decline rapidly. In particular, the Company's producing properties in the Trend are characterized by a high initial production rate, followed by a steep decline in production. The Company has a relatively low reserve-to-production ratio of approximately 3.7 years (based upon the estimated quantities of proved oil and gas reserves as of December 31, 1998, divided by production volumes for 1998). See "ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

       Since January 1, 1998, the Company has not filed an estimate of its net proved oil and gas reserves with any federal authority or agency other than the Commission.

EXPLORATION AND DEVELOPMENT ACTIVITIES

       The Company drilled, or participated in the drilling of, the following numbers of wells during the periods indicated. Wells in progress at the end of any period are excluded.

                                                              YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------------------------------
                                             1998                      1997                      1996
                                    ----------------------    ----------------------    ----------------------
                                      GROSS         NET         GROSS          NET         GROSS         NET
                                    --------     ---------    ---------    ---------    ---------    ---------
       DEVELOPMENT WELLS:
           Oil.................         10           6.6           33         28.0           23         20.9
           Gas.................         -             -             1           .2           -            -
           Dry.................         -             -            -            -            -            -
                                    --------     ---------    ---------    ---------    ---------    ---------
              Total............         10           6.6           34         28.2           23         20.9
                                    ========     =========    =========    =========    =========    =========
       EXPLORATORY WELLS:
           Oil.................          2            .8            8          7.5            4          4.0
           Gas.................          4           2.2           -            -            -            -
           Dry.................         10           6.6            5          1.9            2           .6
                                    --------     ---------    ---------    ---------    ---------    ---------
              Total............         16           9.6           13          9.4            6          4.6
                                    ========     =========    =========    =========    =========    =========
       TOTAL WELLS:
           Oil.................         12           7.4           41         35.5           27         24.9
           Gas.................          4           2.2            1           .2           -            -
           Dry.................         10           6.6            5          1.9            2           .6
                                    --------     ---------    ---------    ---------    ---------    ---------
              Total............         26          16.2           47         37.6           29         25.5
                                    ========     =========    =========    =========    =========    =========

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

PRODUCTIVE WELL SUMMARY

       The following table sets forth certain information regarding the Company's ownership as of December 31, 1998, of productive wells in the areas indicated.

                                              OIL                       GAS                      TOTAL
                                    ----------------------    ----------------------    ----------------------
                                      GROSS         NET         GROSS          NET         GROSS         NET
                                    --------     ---------    ---------    ---------    ---------    ---------
       Trend  .................        289         223.2           22         15.2          311        238.4
       Jalmat .................         37          30.0           95         76.7          132        106.7
       East Texas..............         -             -           108         10.7          108         10.7
       Texas Gulf Coast........          1            .4           27         11.3           28         11.7
       Other...................         34          20.3           20          4.8           54         25.1
                                    --------     ---------    ---------    ---------    ---------    ---------
              Total............        361         273.9          272        118.7          633        392.6
                                    ========     =========    =========    =========    =========    =========

       The Company seeks to act as operator of the wells in which it owns a significant interest. As operator of a well, the Company is able to manage drilling and production operations as well as other matters affecting the production and sale of oil and gas. In addition, the Company receives fees from other working interest owners for the operation of the wells. At December 31, 1998, the Company was the operator of 518 wells, or approximately 82% of the 633 total wells in which it has a working interest. Production from these operated wells represented approximately 87% of the Company's total net production for 1998.


VOLUMES, PRICES AND PRODUCTION COSTS

       The following table sets forth certain information regarding the production volumes of, average sales prices received from, and average production costs associated with the Company's sales of oil and gas for the periods indicated.

                                                                       YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------
                                                          1998                  1997                  1996
                                                     -------------         -------------         -------------
       OIL AND GAS PRODUCTION DATA (1):
         Oil (MBbls).............................          2,528                 2,903                 2,203
         Gas (MMcf)..............................          4,833                 5,091                 5,584
         Total (MBOE)............................          3,334                 3,752                 3,134

       AVERAGE OIL AND GAS SALES PRICE (2):
         Oil ($/Bbl).............................    $     16.20           $     19.80           $     20.85
         Gas ($/Mcf)(3)..........................    $      2.35           $      2.64           $      2.65

       AVERAGE PRODUCTION COSTS
         Lease operations ($/BOE)(4).............    $      4.27           $      4.32           $      4.71

(1) Subsequent to December 31, 1998, the Company sold or contracted to sell its interests in properties which produced an aggregate of 44 MBbls of oil, 1,525 MMcf of gas, and 298 MBOE in 1998.
(2)    Includes effects of hedging transactions.
(3)    Includes natural gas liquids.
(4) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), workover costs and the administrative costs of production offices, insurance and property and severance taxes.

DEVELOPMENT, EXPLORATION AND ACQUISITION EXPENDITURES

       The following table sets forth certain information regarding the costs incurred by the Company in its development, exploration and acquisition activities during the periods indicated.

                                                                           YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------
                                                            1998                  1997                  1996
                                                     ------------------    ------------------    ------------------
                                                                             (IN THOUSANDS)
       Property Acquisitions:
         Proved..................................    $          7,077      $             -       $          1,375
         Unproved................................              10,602                14,042                 5,002
       Developmental Costs.......................               7,285                32,656                20,931
       Exploratory Costs.........................              22,319                13,813                 6,306
                                                     ------------------    ------------------    ------------------
         Total...................................    $         47,283      $         60,511      $         33,614
                                                     ==================    ==================    ==================

ACREAGE

       The following table sets forth certain information regarding the Company's developed and undeveloped leasehold acreage as of December 31, 1998 in the areas indicated. This table excludes options to acquire leases and acreage in which the Company's interest is limited to royalty, overriding royalty and similar interests.

                                               DEVELOPED                UNDEVELOPED                   TOTAL
                                        ----------------------    -----------------------    ----------------------
                                          GROSS          NET         GROSS         NET         GROSS         NET
                                        ---------    ---------    ---------     ---------    ---------    ---------
       Trend........................     116,681      105,772      106,112        83,748      222,793      189,520
       Glen Rose (1)................       8,414        2,042      112,033        71,600      120,447       73,642
       Jalmat (2)...................       9,481        8,023           -             -         9,481        8,023
       Texas Gulf Coast (2).........       9,156        4,220          562           163        9,718        4,383
       Other (3)....................      20,768        6,041      215,993       106,136      236,761      112,177
                                         ---------    ---------    ---------     ---------    ---------    ---------
              Total.................     164,500      126,098      434,700       261,647      599,200      387,745
                                         =========    =========    =========     =========    =========    =========

(1) In addition, the Company held options to acquire approximately 37,000 net acres in this area as of December 31, 1998.
(2) Subsequent to December 31, 1998, the Company entered into a definitive agreement for the sale of its interests in the Jalmat Field (8,023 net acres) and also sold its interest in eight non-operated oil and gas wells located in Matagorda County, Texas (1,736 net acres).
(3)    Net undeveloped acres are attributable to the following areas:
       Mississippi - 23,975; Louisiana - 22,641; Colorado - 20,756; Alabama - 13,486; Wyoming - 7,717; and other - 17,561.

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

ITEM 4 -      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted to a vote of the security holders of the Registrant during the fourth quarter of its fiscal year ended December 31, 1998.

                                     PART II

ITEM 5 -   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

       The Company's Common Stock is quoted on the Nasdaq Stock Market's National Market under the symbol "CWEI". As of December 31, 1998, there were approximately 1,400 beneficial and record stockholders. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock, as reported on the National Market:

                                                                                 High           Low
                                                                              ----------     ---------
       Year Ended December 31, 1998:
              Fourth Quarter...............................................   $  10 1/2      $  6  1/2
              Third Quarter................................................      11 3/4         5 5/16
              Second Quarter...............................................      12 7/8         9  1/4
              First Quarter................................................      15 1/4         7  7/8

       Year Ended December 31, 1997:
              Fourth Quarter...............................................   $  18 7/8      $ 12  1/2
              Third Quarter................................................      17 1/4         9  7/8
              Second Quarter...............................................      15 3/4        10  1/2
              First Quarter................................................      19 7/8        11  3/4

       The quotations in the table above reflect inter-dealer prices without retail markups, markdowns or commissions. On March 24, 1999, the last reported sale price for the Common Stock on the Nasdaq Stock Market's National Market was $5 1/2.

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

ITEM 6 -      SELECTED FINANCIAL DATA

       The following table sets forth selected consolidated financial data for the Company as of the dates and for the periods indicated. The consolidated financial data for each of the years in the five-year period ended December 31, 1998 was derived from audited financial statements of the Company. The data set forth in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements.

                                                                       YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------------------------
                                                  1998           1997           1996            1995           1994
                                               ----------     ----------      ----------     ----------      ---------
STATEMENT OF OPERATIONS DATA:                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Revenues:
         Oil and gas sales.................    $  51,932      $  70,929      $  60,610       $  43,883      $  43,617
         Natural gas services..............        3,795          4,559          4,281           5,388          5,868
                                               -----------    -----------    -----------     -----------    -----------
              Total revenues...............       55,727         75,488         64,891          49,271         49,485
                                               -----------    -----------    -----------     -----------    -----------
     Costs and expenses:
         Lease operations..................       14,237         16,205         14,776          13,533         12,775
         Exploration:
              Abandonments and impairments.       16,128          2,692            597           1,472          6,227
              Seismic and other............        4,501          7,629          1,036              83            912
         Natural gas services..............        3,242          3,955          3,437           3,714          3,510
         Depreciation, depletion and              25,248         31,665         31,273          23,758         25,110
            amortization...................       25,248         31,665         31,273          23,758         25,110
         Impairment of property and
           equipment (1)...................            -          8,493            236           1,186         10,259
         General and administrative........        4,299          4,181          3,266           3,708          5,659
                                               -----------    -----------    -----------     -----------    -----------
              Total costs and expenses.....       82,565         66,171         48,056          57,879         54,331
                                               -----------    -----------    -----------     -----------    -----------
              Operating income (loss)......      (26,838)         9,317         16,835          (8,608)        (4,846)
                                               -----------    -----------    -----------     -----------    -----------
     Other income (expense):
         Interest expense..................       (2,384)        (1,767)        (3,440)         (5,493)        (4,461)
         Other income (expense) (2)........          138            217            335           6,022            759
                                               -----------    -----------    -----------     -----------    -----------
              Total other income (expense).       (2,246)        (1,550)        (3,105)            529         (3,702)
                                               -----------    -----------    -----------     -----------    -----------
     Income (loss) before income  taxes....      (29,084)         7,767         13,730          (8,079)        (8,548)
     Income tax expense....................            -              -              -               -              -
                                               -----------    -----------    -----------     -----------    -----------
     Net income (loss).....................    $ (29,084)     $   7,767      $  13,730       $  (8,079)     $  (8,548)
                                               ===========    ===========    ===========     ===========    ===========
     Net income (loss) per common share:
         Basic.............................    $   (3.27)     $     .87      $    1.80       $   (1.31)     $   (1.50)
                                               ===========    ==========     ===========     ===========    ===========
         Diluted...........................    $   (3.27)     $     .85      $    1.76       $   (1.31)     $   (1.50)
                                               ===========    ===========    ===========     ===========    ===========
     Weighted average common shares
      outstanding:
         Basic.............................        8,905          8,888          7,624           6,165          5,700
                                               ===========    ===========    ============    ===========    ===========
         Diluted...........................        8,905          9,094          7,800           6,165          5,700
                                               ===========    ===========    ===========     ===========    ===========
OTHER DATA:
     Net cash provided by operating
      activities...........................    $  33,505      $  39,324      $  40,306       $  24,203      $  23,672
     EBITDAX (3)...........................    $  33,949      $  51,147      $  43,412       $  28,316      $  27,541

                                                                                          DECEMBER 31,
                                                                            ----------------------------------------
                                                                              1998            1997           1996
                                                                            ----------     ----------      ---------
                                                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
     Working capital (deficit)...........................................   $  (15,848)     $   (6,369)    $   (3,422)
     Total assets........................................................      120,653         134,562        103,598
     Long-term debt......................................................       39,100          35,700         18,000
     Stockholders' equity................................................       44,394          73,074         66,214

(1) The Company adopted the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets" effective October 1, 1995.
(2) The 1995 period includes a $6 million non-recurring gain on sale of two principal gas gathering and processing systems.
(3) EBITDAX refers to earnings before income taxes, interest expense, depreciation, depletion and amortization, impairment of property and equipment, exploration costs, and other income (expense). EBITDAX is a financial measure commonly used in the Company's industry and should not be considered in isolation or as a substitute for net income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       SPECIAL NOTE: CERTAIN STATEMENTS SET FORTH BELOW UNDER THIS CAPTION CONSTITUTE "FORWARD-LOOKING STATEMENTS." SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" FOR ADDITIONAL FACTORS RELATING TO SUCH STATEMENTS.

       The following discussion is intended to assist in understanding the Company's historical consolidated financial position at December 31, 1998, and results of operations and cash flows for each of the three years in the period ended December 31, 1998. The Company's historical Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K contain detailed information that should be referred to in conjunction with the following discussion.

OVERVIEW

       Prior to 1998, the Company and its predecessors concentrated their drilling activities in the Trend. Oil and gas production in the Trend is generally characterized by a high initial production rate, followed by a steep rate of decline. In order to maintain its oil and gas reserve base, production levels and cash flow from operations, the Company has been required to maintain or increase its level of drilling activity and achieve comparable or improved results from such activities. In response to low oil prices, the Company suspended its Trend drilling activities in April 1998 and has no plans to resume drilling in that area until oil prices improve and stabilize.

       Beginning in 1997, the Company initiated several exploratory projects designed to reduce its dependence on Trend drilling for future production and reserve growth. These new areas include other formations in the vicinity of its core properties in east central Texas, as well as south Texas, Louisiana and Mississippi, and emphasize the development of long-life gas reserves. During 1998, the Company devoted a substantial portion of its capital expenditures to these new areas. Of the 16 gross (9.6 net) exploratory wells drilled in 1998, the Company successfully completed 5 gross (2.6 net) exploratory wells in areas outside the Trend, and in addition, completed 1 gross (1 net) exploratory well in January 1999. In the aggregate, these discoveries accounted for about 85% of the Company's 1,716 MBOE of proved reserves added during 1998.

       The most significant discovery was the J. C. Fazzino Unit #1, a Cotton Valley Pinnacle Reef gas well in Robertson County, Texas in which the Company owns a 100% working interest. The Company's net proved reserves on this well are estimated to be 7.6 Bcf of gas (1,260 MBOE). The Company is presently constructing a gas pipeline and treatment facility in order to market these gas reserves. Prior to first sales, which are planned for May 1999, the Company will stimulate the well in an attempt to improve initial flow rates. The Company also plans to drill an offset well to the J. C. Fazzino #1 during 1999. See "LIQUIDITY AND CAPITAL RESOURCES - CAPITAL EXPENDITURES."

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

RESULTS OF OPERATIONS

       The following table sets forth certain operating information of the Company for the periods presented:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                  1998         1997         1996
                                                                                --------     --------     ---------
       OIL AND GAS PRODUCTION DATA (1):
          Oil (MBbls).......................................................     2,528        2,903         2,203
          Gas (MMcf)........................................................     4,833        5,091         5,584
          Total (MBOE) (2)..................................................     3,334        3,752         3,134

       AVERAGE OIL AND GAS SALES PRICES (3):
          Oil ($/Bbl).......................................................    $16.20       $19.80       $ 20.85
          Gas ($/Mcf).......................................................    $ 2.35       $ 2.64       $  2.65

       OPERATING COSTS AND EXPENSES ($/BOE PRODUCED):
          Lease operations..................................................    $ 4.27       $ 4.32       $  4.71
          Oil and gas depletion.............................................    $ 9.24       $ 8.10       $  7.32
          General and administrative........................................    $ 1.29       $ 1.11       $  1.04

       NET WELLS DRILLED (4):
          Exploratory Wells.................................................       9.6          9.4           4.6
          Developmental Wells...............................................       6.6         28.2          20.9

(1) Subsequent to December 31, 1998, the Company sold or contracted to sell its interests in properties which produced an aggregate of 44 MBbls of oil, 1,525 MMcf of gas, and 298 MBOE in 1998.
(2) Gas is converted to barrel of oil equivalents (BOE) at the ratio of six Mcf of gas to one Bbl of oil.
(3)    Includes effects of hedging transactions.
(4)    Excludes wells being drilled or completed at the end of each period.

1998 COMPARED TO 1997

       REVENUES

       Oil and gas sales decreased 27% from $70.9 million in 1997 to $51.9 million in 1998 due primarily to lower oil prices. The Company's average oil price during the current period declined 18% (after giving effect to a $3.50 per barrel gain on hedging activities). Excluding hedging transactions, the Company's average price per barrel of oil declined 36% from $19.76 in 1997 to $12.70 in 1998. Although oil production for 1998 decreased 13% as compared to 1997, several factors related to the current depressed levels of oil prices had a negative impact on production. In April 1998, the Company suspended its Trend drilling program until oil prices improve and stabilize. The Company also implemented an oil curtailment strategy during 1998 which resulted in a decrease of approximately 100,000 barrels of oil production during the year. All of the Company's gas discoveries in 1998 were either completed late in the year or are currently waiting on pipeline connections. Accordingly, production from new wells has not been sufficient to offset the recent decline in oil production attributable to the suspension of Trend drilling. Furthermore, until these wells and other exploratory projects establish and sustain commercial levels of production, there can be no assurance that the Company will be successful in its efforts to offset the decline in production.

       COSTS AND EXPENSES

       Lease operations expenses decreased 12% from $16.2 million in 1997 to $14.2 million in 1998 due primarily to lower production taxes resulting from a significant decline in oil prices. Oil and gas production on a BOE basis decreased 11% during the current period, causing a 1% decrease in lease operations expenses on a BOE basis from $4.32 per BOE in 1997 to $4.27 per BOE in 1998.

       Exploration costs doubled from $10.3 million in 1997 to $20.6 million in 1998 due primarily to the charge-off of 10 gross (6.6 net) exploratory dry holes during the 1998 period totaling $7.7 million and $8.4 million of unproved property impairments. These 1998 charges were offset in part by a $3.3 million reduction in seismic costs from 1997 to 1998. Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

       Depreciation, depletion and amortization ("DD&A") expense increased 1% from $31.3 million in 1997 to $31.7 million in 1998 due primarily to a 14% increase in the Company's average depletion rate per BOE attributable to the effects of lower oil and gas prices on estimated quantities of proved reserves. This increase in the average depletion rate was substantially offset by an 11% decline in oil and gas production on a BOE basis. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The average depletion rate per BOE was $9.24 in 1998 compared to $8.10 in 1997.

       General and administrative ("G&A") expenses were relatively constant from 1997 to 1998. However, beginning in December 1998, the Company implemented certain cost reduction measures, consisting primarily of personnel layoffs and salary reductions, in order to reduce overhead and conserve financial resources. Through these efforts, the Company expects to reduce G&A expenses in 1999 by approximately 33% on an annualized basis.

       The Company recorded a provision for impairment of property and equipment of $8.5 million during the fourth quarter of 1998 in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets" ("SFAS 121"), as compared to a $236,000 provision in 1997. The 1998 provision applied to certain oil and gas properties in east central Texas, south Texas, the Texas Gulf Coast, Louisiana, and Mississippi and was caused primarily by a decline in forecasted oil and gas prices.

       INTEREST EXPENSE AND OTHER

       Interest expense increased 33% from $1.8 million in 1997 to $2.4 million in 1998 due primarily to higher average levels of indebtedness on the Company's secured bank credit facility (the "Credit Facility"), offset in part by an increase in capitalized interest and slightly lower average interest rates. The average daily principal balance outstanding on such facility during 1998 was $40.8 million compared to $24 million in 1997. The effective annual interest rate on bank debt, including bank fees, during the 1998 period was 8.1% compared to 8.7% in 1997. Capitalized interest was $621,000 higher during the 1998 period due to a significant increase in unproved acreage.

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

       DD&A expense increased 32% from $23.8 million in 1996 to $31.3 million in 1997 due primarily to a 20% increase in oil and gas production on a BOE basis, combined with an 11% increase in the Company's average depletion rate per BOE. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The average depletion rate per BOE was $8.10 in the 1997 period compared to $7.32 in the 1996 period.

       G&A expenses increased 27% from $3.3 million in 1996 to $4.2 million in 1997 due primarily to increased personnel costs. In response to an increase in demand for skilled technical and managerial personnel in the oil and gas industry and an increase in the Company's level of exploration and development activities, the Company has hired additional personnel and increased salaries of existing personnel.

       INTEREST EXPENSE

       Interest expense decreased 47% from $3.4 million in 1996 to $1.8 million in 1997 due primarily to lower average levels of indebtedness on the Credit Facility and, to a much lesser extent, lower average interest rates. The average daily principal balance outstanding on such facility during the 1997 period was $24 million compared to $36.9 million in 1996. The effective annual interest rate on bank debt, including bank fees, during the 1997 period was 8.7% compared to 9.4% in 1996.

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

       The following discussion sets forth the Company's current plans for capital expenditures in 1999, and the expected capital resources needed to finance such plans.

CAPITAL EXPENDITURES

       At present time, the Company plans to spend only $3.8 million on exploration and development activities during 1999, substantially all of which is projected to be spent on the Cotton Valley Exploratory Project in the North Giddings Block. In January 1999, the Company completed the J. C. Fazzino Unit #1, a Cotton Valley Pinnacle Reef well in Robertson County, Texas drilled into one of several reef anomalies identified by a 3-D seismic survey conducted in 1997. The Company is currently constructing a gas pipeline and treatment facility for the well and plans to acidize the well prior to first production. In the aggregate, the Company expects to spend approximately $3.2 million in 1999 to complete the well and facilities and to renew and extend leases in the North Giddings Block, as required. In addition, the Company plans to drill an offset well to the J. C. Fazzino Unit #1 during 1999 utilizing a vendor financing program.

       The Company may increase its planned activities for 1999 if product prices improve and if the Company is able to obtain the capital resources necessary to finance such activities. See "BUSINESS - DRILLING, EXPLORATION AND PRODUCTION ACTIVITIES."

CAPITAL RESOURCES

       CREDIT FACILITY

       The Credit Facility provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit. At December 31, 1998, the borrowing base was $57 million and the outstanding advances were $54.9 million. In January 1999, the borrowing base was reduced to $53 million to give effect to the sale of certain assets in Matagorda County, Texas. The borrowing base is subject to redetermination at any time, but at least semi-annually, and is made at the discretion of the banks.

       Anticipating the adverse affects that low product prices could have on the borrowing base, the Company initiated efforts late in 1998 to sell its interests in two properties in order to reduce the amount of outstanding indebtedness on the Credit Facility. In January 1999, the Company completed the sale of its interest in eight non-operated oil and gas wells located in Matagorda County, Texas for $5.2 million. In March 1999, the Company entered into a definitive agreement for the sale of its interests in the Jalmat Field located in Lea County, New Mexico for $12.5 million. The Jalmat sale is scheduled to close in April 1999.

       In March 1999, the banks completed a borrowing base review and elected to maintain the borrowing base at $53 million until the Company consummates the sale of its Jalmat assets. Once the Jalmat sale is completed, the borrowing base will reduce to $43 million and will also be subject to monthly commitment reductions of $650,000 beginning in July 1999. The adjusted borrowing base will remain in effect until the next scheduled borrowing base redetermination in November 1999. However, if the Jalmat sale does not occur by May 1, 1999, the banks will cause the borrowing base to be redetermined. If the redetermined borrowing base is less than the amount of outstanding indebtedness, the Company will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement.

       WORKING CAPITAL AND CASH FLOW

       During 1999, the Company generated cash flow from operating activities of $33.5 million, borrowed $19.2 million on the Credit Facility, and spent $53.7 million on capital expenditures.

       The Company's working capital deficit increased from $6.4 million at December 31, 1997 to $15.8 million at December 31, 1998. The Company classified $15.8 million of its outstanding indebtedness on the Credit Facility as a current liability based on the required levels of repayments during 1999. The Company also classified the net book value of properties sold or contracted for sale in 1999 as properties held for resale and, accordingly, reported $7.5 million as a current asset at December 31, 1998.

       ADDITIONAL CAPITAL RESOURCES

       The Company believes that the funds which will be available from the completed and pending sales of assets, combined with operating cash flow, will be adequate to fund the required reductions in indebtedness on the Credit Facility and the projected capital expenditures for 1999. However, because future cash flows and the availability of borrowings under the Credit Facility are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells, the Company's success in developing and producing new reserves, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Company's exploration program, there can be no assurance that the Company's capital resources will be sufficient to sustain the Company's exploratory and development activities.

       If funds available from asset sales, combined with operating cash flow, are not sufficient to fund its debt repayments and anticipated levels of capital expenditures, the Company will be required to seek alternative forms of capital resources, including the sale of other assets and the issuance of debt or equity securities. Although the Company believes it will be able to obtain funds pursuant to one or more of these alternatives, if needed, management cannot be assured that any such capital resources will be available to the Company. If additional capital resources are needed, but the Company is unable to obtain such capital resources on a timely basis, the Company may not be able to maintain a level of liquidity sufficient to meet its obligations as they mature or maintain compliance with the required financial covenants contained in the Credit Facility.

INFLATION

       Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's results of operations during 1998.

INFORMATION SYSTEMS FOR THE YEAR 2000

       Historically, certain computer software systems, as well as certain hardware containing embedded chip technology, such as microcontrollers and microprocessors, were designed to utilize a two-digit date field and consequently, they may not be able to properly recognize dates in the year 2000. This could result in system failures. The Company relies on its computer-based management information systems, as well as embedded technology, to operate instruments and equipment in conducting its day-to-day business activities. Certain of these computer-based programs and embedded technology may not have been designed to function properly with respect to the application of dating systems relating to the year 2000.

       In response, the Company has developed a "Year 2000 Plan" and, in 1998, established an internal group to identify and assess potential areas of risk and to make any required modifications to its computer systems and equipment used in oil and gas exploration, production, gathering and gas processing activities. The Year 2000 Plan is comprised of various phases, including assessment, remediation, testing and contingency plan development. The Company believes this plan will provide reasonable assurance that its business activities and facilities will continue to operate safely and reliably, and without material interruption after 1999.

       The Company has completed all phases of the Year 2000 Plan as it relates to its internal systems and hardware. The Company's inventory of computer hardware and software is substantially Year 2000 compliant. The programming modifications for the oil and gas accounting and production systems were completed by the software vendor in 1997 and were installed and tested by the Company in November 1998.

       The Company has monitor and control equipment with embedded chip technology which are utilized in production and gas processing operations. The various systems were reviewed in conjunction with the overall Year 2000 Plan and were found to be Year 2000 compliant based on manufacturers' representations.

       The Company has also undertaken to monitor the compliance efforts of purchasers, vendors, contractors and other third parties ("Third Party Providers") with whom it does business and whose computer-based systems and/or embedded technology equipment interface with those of the Company to ensure that operations will not be adversely affected by the Year 2000 compliance problems of others. There can be no assurance that there will not be an adverse effect on the Company if Third Party Providers do not convert their respective systems in a timely manner and in a way that is compatible with the Company's information systems and embedded technology equipment. However, management believes that ongoing communication with and assessment of the compliance efforts and status of Third Party Providers will minimize these risks. Since the Company's operations generally are not dependent on any single Third Party Provider, the Company is prepared to select Third Party Providers which are Year 2000 compliant by the fourth quarter of 1999.

       To date, the costs to implement the Year 2000 Plan have been nominal since the primary area for remediation involved software covered by a maintenance agreement. The Company does not expect to incur any significant costs during the remainder of 1999 to complete the Year 2000 Plan.

       Although the Company anticipates minimal business disruptions as a result of Year 2000 issues, in the event the computer-based programs and embedded technology equipment of the Company, or that owned and operated by Third Party Providers, should fail to function properly, possible consequences include, but are not limited to, loss of communication links, inability to produce, process and sell oil and natural gas, loss of electric power, and inability to automatically process commercial transactions or engage in similar automated or computerized business activities.

ITEM 7A -     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

       SPECIAL NOTE: CERTAIN STATEMENTS SET FORTH BELOW UNDER THIS CAPTION CONSTITUTE "FORWARD-LOOKING STATEMENTS." SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" FOR ADDITIONAL FACTORS RELATING TO SUCH STATEMENTS.

       The Company's business is impacted by fluctuations in commodity prices and interest rates. The following discussion is intended to identify the nature of these market risks, describe the Company's strategy for managing such risks, and to quantify the potential affect of market volatility on the Company's financial condition and results of operations.

OIL AND GAS PRICES

       The Company's financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company. These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. It is impossible to predict future oil and gas prices with any degree of certainty. Sustained weakness in oil and gas prices may adversely affect the Company's financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that the Company can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can have an adverse affect on the Company's ability to obtain capital for its exploration and development activities. Similarly, any improvements in oil and gas prices can have a favorable impact on the Company's financial condition, results of operations and capital resources. Based on the Company's 1998 levels of oil and gas production, a $1 change in the price per Bbl of oil and a $.10 change in the price per Mcf of gas would result in an aggregate change in gross revenues of approximately $3 million.

       From time to time, the Company has utilized hedging transactions with respect to a portion of its oil and gas production to mitigate its exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of price declines, such use may also limit any benefits which may be derived from price increases. The Company uses various financial instruments, such as swaps, collars and puts, whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the NYMEX or certain other indices. Generally, when the applicable settlement price is less than the price specified in the contract, the Company receives a settlement from the counterparty based on the difference. Similarly, when the applicable settlement price is higher than the specified price, the Company pays the counterparty based on the difference. The instruments utilized by the Company differ from futures contracts in that there is not a contractual obligation which requires or permits the future physical delivery of the hedged products.

       During 1998 and continuing into 1999, the oil and gas industry has operated in a depressed commodity price environment. Oil prices during the first quarter of 1999 fell to their lowest levels in history when adjusted for inflation. Although oil prices improved to some degree in late March 1999, current prices remain substantially lower than levels achieved in 1997. In November 1997, the Company entered into swap arrangements on a significant portion of its 1998 oil production and realized a gain of $8.8 million in 1998 on oil hedges. In addition, the Company hedged a portion of its 1998 gas production at various times beginning in November 1997 and realized net gains of $1.1 million in 1998 on gas hedges.

       As of December 31, 1998, the Company had options to sell an aggregate of 800,000 barrels of oil production from January 1999 through June 1999 at a price of $10.00 per barrel. The Company plans to enter into additional hedging arrangements when and if the market prices for future oil and gas production improve to favorable levels based on management's analysis of price expectations.

INTEREST RATES

       All of the Company's outstanding indebtedness at December 31, 1998 is subject to market rates of interest as determined from time to time by the banks pursuant to the Credit Facility. See "CAPITAL RESOURCES". The Company may designate borrowings under the Credit Facility as either "Base Rate Loans" or "Eurodollar Loans." Base Rate Loans bear interest at a fluctuating rate that is linked to the discount rates established by the Federal Reserve Board. Eurodollar Loans bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these interest rates can have an adverse impact on the Company's results of operations and cash flow. Although various financial instruments are available to hedge the effects of changes in interest rates, the Company does not consider the risk to be significant and has not entered into any interest rate hedging transactions. Based on the Company's outstanding indebtedness at December 31, 1998 of $54.9 million, a change in interest rates of 25 basis points would affect annual interest payments by approximately $137,000.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10 -     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The Information required by this Item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after December 31, 1998.

ITEM 11 -     EXECUTIVE COMPENSATION

       The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after December 31, 1998.

ITEM 12 -     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after December 31, 1998.

ITEM 13 -     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after December 31, 1998.

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

REPORTS ON FORM 8-K

       No reports on Form 8-K were filed during the quarter ended December 31, 1998.

EXHIBITS

      EXHIBIT
      NUMBER                            DESCRIPTION OF EXHIBIT
      -------                           ----------------------
      **3.1         Second Restated Certificate of Incorporation of the Company,
                    filed as an exhibit to the Form S-2 Registration Statement,
                    Registration No. 333-13441

      **3.2         Bylaws of the Company, filed as an exhibit to the Form S-1
                    Registration Statement, Registration No. 33-43350

     **10.1 Sixth Restated Loan Agreement dated as of July 16, 1998, among Clayton Williams Energy, Inc., Warrior Gas Co., CWEI
                    Acquisitions, Inc., Bank One, Texas, N.A., Banque Paribas and the First National Bank of Chicago, filed as an exhibit to the June 30, 1998 Form 10-Q

      *10.2         First Amendment to Sixth Restated Loan Agreement dated as of
                    November 20, 1998, among Clayton Williams Energy, Inc.,
                    Warrior Gas Co., CWEI Acquisitions, Inc., Bank One, Texas,
                    N.A., Paribas, Union Bank of California, N.A., and
                    Compass Bank.

      *10.3 Second Amendment to the Sixth Restated Loan Agreement dated as of March 26, 1999, among Clayton Williams Energy, Inc.,
                    Warrior Gas Co., CWEI Acquisitions, Inc., Bank One, Texas,
                    N.A., Paribas and Union Bank of California, N.A.

     **10.4 1993 Stock Compensation Plan, filed as an exhibit to the Form S-8 Registration Statement, Registration No. 33-68318

     **10.5 First Amendment to 1993 Stock Compensation Plan, filed as an exhibit to the December 31, 1995 Form 10-K

     **10.6 Second Amendment to the 1993 Stock Compensation Plan, filed as an exhibit to the Form S-8 Registration Statement, Registration No. 33-68318

     **10.7 Outside Directors Stock Option Plan, filed as an exhibit to the Form S-8 Registration Statement, Registration No.
                    33-68316

     **10.8 First Amendment to Outside Directors Stock Option Plan, filed as an exhibit to the December 31, 1995 Form 10-K

      EXHIBIT
      NUMBER                            DESCRIPTION OF EXHIBIT
      -------                           ----------------------
     **10.9         Bonus Incentive Plan, filed as an exhibit to the Form S-8
                    Registration Statement, Registration No. 33-68320

     **10.10 First Amendment to Bonus Incentive Plan, filed as an exhibit to the December 31, 1997 Form 10-K

     **10.11 Amended and Restated 401(k) Plan & Trust, filed as an exhibit to the December 31, 1995 Form 10-K

     **10.12        Second Amendment to Amended and Restated 401(k) Plan &
                    Trust, filed as an exhibit to the December 31, 1995 Form
                    10-K

     **10.13 Third Amendment to Amended and Restated 401(k) Plan & Trust, filed as an exhibit to the December 31, 1995 Form 10-K

     **10.14 Executive Incentive Stock Compensation Plan, filed as an exhibit to the Form S-8 Registration Statement, Registration
                    No. 33-92834

     **10.15        First Amendment to Executive Incentive Stock Compensation
                    Plan, filed as an exhibit to the December 31, 1996 Form 10-K

     **10.16        Consolidation Agreement dated May 13, 1993 among Clayton
                    Williams Energy, Inc., Warrior Gas Co. and the Williams
                    Entities, filed as an exhibit to the Form S-1 Registration
                    Statement, Registration No. 33-43350

     **10.17        Agreement dated April 23, 1993 between the Company and
                    Robert C. Lyon, filed as an exhibit to the Form S-1
                    Registration Statement, Registration No. 33-43350

     **10.18        Service Agreement effective October 1, 1995 among Clayton
                    Williams Energy, Inc. and certain Williams Entities, filed as an exhibit to the December 31, 1995 Form 10-K

     **21 Subsidiaries of the Registrant, filed as an exhibit to the December 31, 1996 Form 10-K

      *23.1         Consent of Arthur Andersen LLP

      *23.2         Consent of Williamson Petroleum Consultants, Inc.

      *24.1         Power of Attorney

      *24.2 Certified copy of resolution of Board of Directors of Clayton Williams Energy, Inc. authorizing signature pursuant to Power of Attorney

      *27           Financial Data Schedules for the year ended December 31,
                    1998

---------------
        *           Filed herewith
       **           Incorporated by reference to the filing indicated

                                   SIGNATURES

    In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CLAYTON WILLIAMS ENERGY, INC.
                                  (Registrant)

                                  By: /s/ CLAYTON W. WILLIAMS, JR. *
                                      ---------------------------------------
                                          Clayton W. Williams, Jr.
                                       Chairman of the Board, President
                                         and Chief Executive Officer

       In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                              Title                      Date
 -----------------------------------   -----------------------------------   --------------
    /s/ CLAYTON W. WILLIAMS, JR. *     Chairman of the Board,                March 30, 1999
 -----------------------------------   President and Chief Executive
       Clayton W. Williams, Jr.        Officer and Director

          /s/ L. PAUL LATHAM           Executive Vice President,             March 30, 1999
 -----------------------------------   Chief Operating Officer and
            L. Paul Latham             Director

          /s/ MEL G. RIGGS *           Senior Vice President -               March 30, 1999
 -----------------------------------   Finance, Secretary, Treasurer,
             Mel G. Riggs              Chief Financial Officer and Director

        /s/ STANLEY S. BEARD *         Director                              March 30, 1999
 -----------------------------------
           Stanley S. Beard

       /s/ WILLIAM P. CLEMENTS *       Director                              March 30, 1999
 -----------------------------------
          William P. Clements

        /s/ ROBERT L. PARKER *         Director                              March 30, 1999
 -----------------------------------
           Robert L. Parker

*By:      /s/ L. PAUL LATHAM
    --------------------------------
            L. Paul Latham
           ATTORNEY-IN-FACT

                          CLAYTON WILLIAMS ENERGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Public Accountants.............................        F-2

Consolidated Balance Sheets..........................................        F-3

Consolidated Statements of Operations................................        F-4

Consolidated Statements of Stockholders' Equity......................        F-5

Consolidated Statements of Cash Flows................................        F-6

Notes to Consolidated Financial Statements...........................        F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Clayton Williams Energy, Inc.:

       We have audited the accompanying consolidated balance sheets of Clayton Williams Energy, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clayton Williams Energy, Inc. as of December 31, 1998 and 1997, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





                                       ARTHUR ANDERSEN LLP

Dallas, Texas
    March 11, 1999

                          CLAYTON WILLIAMS ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                       ASSETS
                                                                                           DECEMBER 31,
                                                                                -----------------------------------
                                                                                     1998                1997
                                                                                ---------------    ----------------
CURRENT ASSETS
     Cash and cash equivalents.............................................     $       1,424      $        2,150
     Accounts receivable:
         Trade, net........................................................             6,782               4,197
         Affiliates........................................................               244                 173
         Oil and gas sales.................................................             3,628               9,126
     Inventory.............................................................             1,230               2,530
     Property held for resale..............................................             7,521                  -
     Other.................................................................               482               1,243
                                                                                ---------------    ----------------
                                                                                       21,311              19,419
                                                                                ---------------    ----------------
PROPERTY AND EQUIPMENT
     Oil and gas properties, successful efforts method.....................           424,360             412,352
     Natural gas gathering and processing systems..........................             8,292               7,869
     Other.................................................................            10,480              10,411
                                                                                ---------------    ----------------
                                                                                      443,132             430,632
     Less accumulated depreciation, depletion and amortization.............          (343,857)           (315,559)
                                                                                ---------------    ----------------
         Property and equipment, net.......................................            99,275             115,073
                                                                                ---------------    ----------------
OTHER ASSETS...............................................................                67                  70
                                                                                ---------------    ----------------
                                                                                $     120,653      $      134,562
                                                                                ===============    ================
                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable:
         Trade.............................................................     $      16,384      $       16,480
         Affiliates........................................................                65                 603
         Oil and gas sales.................................................             3,433               7,679
     Current maturities of long-term debt..................................            15,800                  42
     Accrued liabilities and other.........................................             1,477                 984
                                                                                ---------------    ----------------
                                                                                       37,159              25,788
                                                                                ---------------    ----------------
LONG-TERM DEBT.............................................................            39,100              35,700
                                                                                ---------------    ----------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.10 per share; authorized - 3,000,000
      shares; issued and outstanding - none................................                -                  -
     Common stock, par value $.10 per share; authorized - 15,000,000 shares; issued - 8,937,561 shares in 1998 and
      8,980,539 shares in 1997.............................................               894                 898
     Additional paid-in capital............................................            69,744              70,856
     Retained earnings (deficit)...........................................           (26,244)              2,840
                                                                                ---------------    ----------------
                                                                                       44,394              74,594
     Less treasury stock, at cost (95,000 shares in 1997)..................               -                (1,520)
                                                                                ---------------    ----------------
                                                                                       44,394              73,074
                                                                                ---------------    ----------------
                                                                                $     120,653      $      134,562
                                                                                ===============    ================

 The accompanying notes are an integral part of these consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                               YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------------------
                                                                       1998             1997              1996
                                                                  --------------    -------------    --------------
REVENUES
     Oil and gas sales........................................    $     51,932      $    70,929      $     60,610
     Natural gas services.....................................           3,795            4,559             4,281
                                                                  --------------    -------------    --------------
         Total revenues.......................................          55,727           75,488            64,891
                                                                  --------------    -------------    --------------
COSTS AND EXPENSES
     Lease operations.........................................          14,237           16,205            14,776
     Exploration:
         Abandonments and impairments.........................          16,128            2,692               597
         Seismic and other....................................           4,501            7,629             1,036
     Natural gas services.....................................           3,242            3,955             3,437
     Depreciation, depletion and amortization.................          31,665           31,273            23,758
     Impairment of property and equipment.....................           8,493              236             1,186
     General and administrative...............................           4,299            4,181             3,266
                                                                  --------------    -------------    --------------
         Total costs and expenses.............................          82,565           66,171            48,056
                                                                  --------------    -------------    --------------
         Operating income (loss)..............................         (26,838)           9,317            16,835
                                                                  --------------    -------------    --------------
OTHER INCOME (EXPENSE)
     Interest expense.........................................          (2,384)          (1,767)           (3,440)
     Other....................................................             138              217               335
                                                                  --------------    -------------    --------------
         Total other income (expense).........................          (2,246)          (1,550)           (3,105)
                                                                  --------------    -------------    --------------
INCOME (LOSS) BEFORE INCOME TAXES.............................         (29,084)           7,767            13,730
                                                                  --------------    -------------    --------------
INCOME TAX EXPENSE
     Current..................................................              -                -                 -
     Deferred.................................................              -                -                 -
                                                                  --------------    -------------    --------------
         Total income tax expense.............................              -                -                 -
                                                                  --------------    -------------    --------------
NET INCOME (LOSS).............................................    $    (29,084)     $     7,767      $     13,730
                                                                  ==============    =============    ==============
Net income (loss) per common share:
     Basic....................................................    $      (3.27)     $       .87      $       1.80
                                                                  ==============    =============    ==============
     Diluted..................................................    $      (3.27)     $       .85      $       1.76
                                                                  ==============    =============    ==============
Weighted average common shares outstanding:
     Basic....................................................           8,905            8,888             7,624
                                                                  ==============    =============    ==============
     Diluted..................................................           8,905            9,094             7,800
                                                                  ==============    =============    ==============

              The accompanying notes are an integral part of these consolidated financial statements.

                         CLAYTON WILLIAMS ENERGY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                              COMMON STOCK
                                            ------------------   ADDITIONAL    RETAINED
                                             NO. OF     PAR       PAID-IN      EARNINGS     TREASURY
                                            SHARES     VALUE      CAPITAL     (DEFICIT)       STOCK     TOTAL
                                            ------    --------   ---------    ---------     --------- ---------
BALANCE,
   December 31, 1995 ..................      7,410    $    741    $ 52,912    $(18,657)     $    -    $ 34,996

        Sale of stock through secondary
         public offering, net of
         offering costs ...............      1,428         143      16,874           -           -      17,017
        Issuance of stock through
         compensation plans ...........         90           9         462           -           -         471
        Net income ....................          -           -           -      13,730           -      13,730
                                          --------    --------    --------    --------    --------    --------
BALANCE,
   December 31, 1996 ..................      8,928         893      70,248      (4,927)          -      66,214

        Repurchase of common stock
         for  treasury ................          -           -           -           -      (1,520)     (1,520)
        Issuance of stock through
         compensation plans ...........         53           5         608           -           -         613
        Net income ....................          -           -           -       7,767           -       7,767
                                          --------    --------    --------    --------    --------    --------
BALANCE,
   December 31, 1997 ..................      8,981         898      70,856       2,840      (1,520)     73,074

        Cancellation of treasury stock         (95)         (9)     (1,511)          -       1,520           -
        Issuance of stock through
         compensation plans ...........         52           5         399           -           -         404
        Net loss ......................          -           -           -     (29,084)          -     (29,084)
                                          --------    --------    --------    --------    --------    --------
BALANCE,
   December 31, 1998 ..................      8,938    $    894    $ 69,744    $(26,244)$         -    $ 44,394
                                          ========    ========    ========    ========    ========    ========

           The accompanying notes are an integral part of these consolidated financial statements.

                                            CLAYTON WILLIAMS ENERGY, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)

                                                                               YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------------------
                                                                       1998             1997              1996
                                                                  --------------    -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)........................................    $    (29,084)     $     7,767      $     13,730
     Adjustments to reconcile net income (loss) to cash
       provided by operating activities:
         Depreciation, depletion and amortization.............          31,665           31,273            23,758
         Impairment of property and equipment.................           8,493              236             1,186
         Exploration costs....................................          16,128            2,692               597
         Gain on sales of property and equipment..............             (53)            (155)             (293)
         Other................................................             375              582               445
     Changes in operating working capital:
         Accounts receivable..................................           2,842           (1,088)           (3,871)
         Accounts payable.....................................           1,448              766             4,824
         Other................................................           1,691           (2,749)              (70)
                                                                  --------------    -------------    --------------
              Net cash provided by operating activities.......          33,505           39,324            40,306
                                                                  --------------    -------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment......................         (53,720)         (56,167)          (33,100)
     Proceeds from sales of property and equipment............             260              303             3,862
                                                                  --------------    -------------    --------------
              Net cash used in investing activities...........         (53,460)         (55,864)          (29,238)
                                                                  --------------    -------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term debt.............................          19,200           17,700                -
     Repayments of long-term debt.............................              -                -            (26,935)
     Repurchase of common stock for treasury..................              -            (1,520)              -
     Proceeds from sale of common stock.......................              29               31            17,043
                                                                  --------------    -------------    --------------
              Net cash provided by (used in) financing
               activities.....................................          19,229           16,211            (9,892)
                                                                  --------------    -------------    --------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS.............................................            (726)            (329)            1,176

CASH AND CASH EQUIVALENTS
     Beginning of period......................................           2,150            2,479             1,303
                                                                  --------------    -------------    --------------
     End of period............................................    $      1,424      $     2,150      $      2,479
                                                                  ==============    =============    ==============
SUPPLEMENTAL DISCLOSURES
     Cash paid for interest, net of amounts
      capitalized.............................................    $      2,291      $     1,668      $      3,434
                                                                  ==============    =============    ==============

              The accompanying notes are an integral part of these consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE OF OPERATIONS

       Clayton Williams Energy, Inc. and its subsidiaries (collectively, the "Company") is an independent oil and gas company engaged in the exploration for and development and production of oil and natural gas primarily in South and East Texas, Southeastern New Mexico, the Texas Gulf Coast, Louisiana and Mississippi.

       Substantially all of the Company's oil and gas production is sold under short-term contracts which are market-sensitive. Accordingly, the Company's financial condition, results of operations, and capital resources are highly dependent upon prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company. These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. From time to time, the Company utilizes hedging transactions with respect to a portion of its oil and gas production to mitigate its exposure to price fluctuations (see Note 9).

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

       PRINCIPLES OF CONSOLIDATION
       The consolidated financial statements include the accounts of Clayton Williams Energy, Inc. and its subsidiaries. The Company accounts for its interests in joint ventures and partnerships (all of which are undivided) using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are consolidated with other operations. All significant intercompany transactions and balances associated with the consolidated operations have been eliminated.

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

                          CLAYTON WILLIAMS ENERGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

       Depreciation of natural gas gathering and processing systems and other property and equipment is computed on the straight-line method over the estimated useful lives of the assets, which range from 3 to 39 years.

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

       SFAS 121 provides for future revenue from the Company's oil and gas production to be estimated at prices at which management predicts such products will be sold. In evaluating its oil and gas properties for impairment at December 31, 1998, management has estimated such future product prices at levels which it believes are reasonable and supportable, but which exceed the current market prices for oil and gas. Any downward revisions to management's estimates of product prices could result in additional impairments of its oil and gas properties in future periods.

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

       CAPITALIZATION OF INTEREST
       Interest costs associated with maintaining the Company's inventory of unproved oil and gas properties are capitalized. During the years ended December 31, 1998, 1997 and 1996, the Company capitalized interest totaling approximately $967,000, $346,000 and $68,000, respectively.

       STATEMENTS OF CASH FLOWS
       The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                          CLAYTON WILLIAMS ENERGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       NET INCOME (LOSS) PER COMMON SHARE
       The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share gives further effect to the additional dilution, if any, related to outstanding employee stock options. Because the Company reported a net loss in 1998, the effects of outstanding employee stock options were anti-dilutive.

       STOCK-BASED COMPENSATION
       The Company accounts for stock-based compensation utilizing the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25").

       REVENUE RECOGNITION AND GAS BALANCING
       The Company utilizes the sales method of accounting for natural gas revenues whereby revenues are recognized based on the amount of gas sold to purchasers. The amount of gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at December 31, 1998, 1997 or 1996.

3.     LONG-TERM DEBT

       Long-term debt consists of the following:

                                                                                         DECEMBER 31,
                                                                                ------------------------------
                                                                                    1998              1997
                                                                                -------------    -------------
                                                                                        (IN THOUSANDS)
       Secured Bank Credit Facility (matures July 31, 2001)................     $    54,900      $    35,700
       Other...............................................................              -                42
                                                                                -------------    -------------
                                                                                     54,900           35,742
       Less current maturities.............................................          15,800               42
                                                                                -------------    -------------
                                                                                $    39,100      $    35,700
                                                                                =============    =============

       Aggregate maturities of long-term debt at December 31, 1998 are as follows: 1999 - $15,800,000; 2000 - $7,800,000; and 2001 - $31,300,000.

       SECURED BANK CREDIT FACILITY
       The Company's secured bank credit facility provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit. At December 31, 1998, the borrowing base was $57 million and the outstanding advances were $54.9 million. In January 1999, the borrowing base was reduced to $53 million to give effect to the sale of certain assets in Matagorda County, Texas. The borrowing base, which is based on the discounted present value of future net revenues from oil and gas production, is subject to redetermination at any time, but at least semi-annually, and is made at the discretion of the banks. Substantially all of the Company's oil and gas properties are pledged to secure advances under the credit facility.

       In March 1999, the banks completed a borrowing base review and elected to maintain the borrowing base at $53 million until the Company consummates the sale of its Jalmat assets (see Note 4). Once the Jalmat sale is completed, the borrowing base will reduce to $43 million and will also be subject to monthly commitment reductions of $650,000 beginning in July 1999. The adjusted borrowing base will remain in effect until the next scheduled borrowing base redetermination in November 1999. Based on these amended terms, the Company will be required to repay $15.8 million of indebtedness on the credit facility

                          CLAYTON WILLIAMS ENERGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

in 1999 and has reclassified that amount as a current liability in the accompanying consolidated balance sheet. However, if the Jalmat sale does not occur by May 1, 1999, the banks will cause the borrowing base to be redetermined. If the redetermined borrowing base is less than the amount of outstanding indebtedness, the Company will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement.

       If funds available from asset sales, combined with operating cash flow, are not sufficient to fund its debt repayments and anticipated levels of capital expenditures, the Company will be required to seek alternative forms of capital resources, including the sale of other assets and the issuance of debt or equity securities. Although the Company believes it will be able to obtain funds pursuant to one or more of these alternatives, if needed, management cannot be assured that any such capital resources will be available to the Company. If additional capital resources are needed, but the Company is unable to obtain such capital resources on a timely basis, the Company may not be able to maintain a level of liquidity sufficient to meet its obligations as they mature or remain in compliance with the required financial covenants contained in the credit facility.

       All outstanding balances on the credit facility may be designated, at the Company's option, as either "Base Rate Loans" or "Eurodollar Loans" (as defined in the loan agreement), provided that not more than two Eurodollar traunches may be outstanding at any time. Base Rate Loans bear interest at the fluctuating Base Rate plus a Base Rate Margin ranging from 0% to 3/8% per annum, depending on levels of outstanding advances and letters of credit. Eurodollar Loans bear interest at the LIBOR rate plus a Eurodollar Margin ranging from 1.75% to 2.5% per annum (as amended in March 1999). At December 31, 1998, the Company's indebtedness under the credit facility consisted of $48 million of Eurodollar Loans at a rate of 7.1% and $6.9 million of Base Rate Loans at a rate of 8.1%.

       In addition, the Company pays the banks a commitment fee equal to 1/4% per annum on the unused portion of the revolving loan commitment. Interest on the revolving loan and commitment fees are payable quarterly, and all outstanding principal and interest will be due July 31, 2001.

       The loan agreement contains financial covenants that are computed quarterly and require the Company to maintain minimum levels of working capital, cash flow and net tangible assets. In March 1999, the Company and the banks amended the loan agreement with respect to the computations required for the fourth quarter of 1998 and all quarters in 1999. The Company was in compliance with all of the adjusted financial covenants at December 31, 1998.

4.     PROPERTY HELD FOR RESALE

       At December 31, 1998, the Company had identified two properties for sale in 1999. In January 1999, the Company completed the sale of its interest in eight non-operated oil and gas wells located in Matagorda County, Texas for $5.2 million. In March 1999, the Company entered into a definitive agreement for the sale of its interests in the Jalmat Field located in Lea County, New Mexico for $12.5 million. The Jalmat sale is scheduled to close in April 1999. Proceeds from these sales will be used to reduce indebtedness on the secured bank credit facility. The net book value of these properties aggregating $7.5 million has been classified as a current asset in the accompanying consolidated balance sheet.

5.     STOCKHOLDERS' EQUITY

       In November 1996, the Company received $17,017,000, net of underwriter's discounts and other offering costs totaling $1,541,000, from the sale of 1,427,500 shares of common stock to the public at a

                          CLAYTON WILLIAMS ENERGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

price of $13.00. Proceeds from the offering were used to repay indebtedness on the secured bank credit facility.

       In January 1997, the Company repurchased shares of its common stock on the open market at a cost of $1,520,000.

       In June 1998, the Company cancelled the 95,000 shares of its common stock held as treasury stock. The cost of the cancelled shares, which totaled $1,520,000, was reclassified as a reduction in common stock and additional paid-in capital.

6.     EARNINGS PER SHARE

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

7.     STOCK COMPENSATION PLANS

       1993 PLAN
       The Company has reserved 898,200 shares of common stock for issuance under the 1993 Stock Compensation Plan ("1993 Plan"). The 1993 Plan provides for the issuance of nonqualified stock options with an exercise price which is not less than the market value of the Company's common stock on the date of grant. All options granted through December 31, 1998 expire 10 years from the date of grant and become exercisable based on varying vesting schedules.

       The following table reflects activity in the 1993 Plan for 1998, 1997 and 1996.

                                      1998                           1997                          1996
                           --------------------------     --------------------------    ---------------------------
                                            WEIGHTED                      WEIGHTED                       WEIGHTED
                                             AVERAGE                       AVERAGE                        AVERAGE
                             SHARES           PRICE         SHARES          PRICE          SHARES          PRICE
                             -------        --------        -------        --------        -------       --------
Beginning of year.....       632,269         $10.99         458,766          $8.46        151,601           $2.45
     Granted (a)......       110,168         $11.61         210,700         $15.36        321,500          $11.03
     Exercised........       (12,305)         $2.39         (12,791)         $2.53        (10,410)          $2.38
     Forfeited........        (8,080)        $11.69         (24,406)         $5.53         (3,925)          $2.82
                           -----------                    -----------                   -----------
End of year...........       722,052         $11.23         632,269         $10.99        458,766           $8.46
                           ===========                    ===========                   ===========

Exercisable...........       261,089          $7.72         194,357          $6.00        104,449           $2.47
                           ===========                    ===========                   ===========
Issuable..............       176,148                        265,931                       439,434
                           ===========                    ===========                   ===========

(a) The Company granted new options as follows: 1998 - 102,168 shares at $11.69 per share, 3,000 shares at $9.06 per share, and 5,000 shares at $11.50 per share; 1997 - 48,700 shares at $14.00 per share, 12,000 shares at $14.44 per share, and 150,000 shares at $15.88 per share; and 1996 - 121,500 shares at $3.25 per share and 200,000 shares at $15.75 per share.

                          CLAYTON WILLIAMS ENERGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       DIRECTORS PLAN
       The Company has reserved 86,300 shares of common stock for issuance under the Outside Directors Stock Option Plan ("Directors Plan"). Since inception of the Directors Plan, the Company has issued options covering 18,000 shares of common stock (3,000 per year from 1993 through 1998) at option prices ranging from $3.25 to $18.50 per share. All options expire 10 years from the date of grant and are fully exercisable upon issuance. At December 31, 1998, options to purchase 18,000 shares were outstanding, and 68,300 shares remain available for future grants.

       BONUS INCENTIVE PLAN
       The Company has reserved 115,500 shares of common stock for issuance under the Bonus Incentive Plan. The plan provides that the Board of Directors each year may award bonuses in cash, common stock of the Company, or a combination thereof. In November 1997, cash awards totaling $31,500 and stock awards totaling 9,310 shares of common stock at a market price of $16.00 per share were granted to certain employees and officers. At December 31, 1998, 106,190 shares remain available for issuance under this plan.

       STOCK COMPENSATION PLANS
       In May 1995, the Company's Board of Directors adopted two stock compensation plans, one for selected officers and one for outside directors of the Company, permitting the Company to pay all or part of selected executives' salaries and all outside director's fees in shares of common stock in lieu of cash. The Company reserved an aggregate of 650,000 shares of common stock for issuance under these plans. During 1998, 1997 and 1996, the Company issued 28,789, 30,808 and 67,785 shares, respectively, of common stock to one officer in lieu of cash compensation aggregating $278,000, $421,000 and $384,000, respectively. Three outside directors were issued 690 shares in 1997 and 11,581 shares in 1996 in lieu of cash compensation aggregating $12,000 and $61,000, respectively. The amounts of such compensation are included in general and administrative expense in the accompanying consolidated financial statements. The Company terminated the outside directors stock compensation plan in January 1997.

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

                                                                        1998           1997            1996
                                                                     -----------    -----------    -----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE)
    Net income (loss):
       As reported..............................................     $  (29,084)    $   7,767      $  13,730
       Pro forma................................................     $  (30,172)    $   7,175      $  13,558

    Net income (loss) per share:
       Basic:
           As reported..........................................     $    (3.27)    $     .87      $    1.80
           Pro forma............................................     $    (3.39)    $     .81      $    1.78

       Diluted:
           As reported..........................................     $    (3.27)    $     .85      $    1.76
           Pro forma............................................     $    (3.39)    $     .79      $    1.74

                          CLAYTON WILLIAMS ENERGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

       For purposes of the above pro forma disclosures, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1998, 1997, and 1996, respectively: risk-free interest rates of 5.2%, 6.1%, and 5.8%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of .55, .575, and .561; and a life expectancy of each option of 10, 7, and 5.1 years.

8.     TRANSACTIONS WITH AFFILIATES

       During the periods presented, the Company and various entities controlled by the Company's principal stockholder provided certain general and administrative services to one another. General and administrative expenses in the accompanying financial statements are net of charges by the Company to affiliates for services aggregating $664,000, $684,000, and $615,000 for the years ended December 31, 1998, 1997 and 1996, respectively, and include charges to the Company by affiliates for rents and services aggregating $102,000, $200,000 and $235,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

       Accounts receivable from affiliates and accounts payable to affiliates include, among other things, amounts for charges whereby the Company is the operator of certain wells in which affiliates own an interest. These charges are on terms which are consistent with the terms offered to unaffiliated third parties which own interests in wells operated by the Company.

9.     COMMITMENTS AND CONTINGENCIES

       LEASES
       The Company leases office space from affiliates and nonaffiliates under noncancelable operating leases. Rental expense pursuant to the office leases amounted to $345,000, $337,000 and $398,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Included in property and equipment are assets under capital leases aggregating $33,000 and $133,000, net of accumulated depreciation, at December 31, 1997 and 1996, respectively.

       Future minimum payments under noncancelable leases at December 31, 1998, are as follows:

                                                                 OPERATING
                                                                  LEASES
                                                            ------------------
                                                              (IN THOUSANDS)
       1999.............................................    $         550
       2000.............................................              500
       2001.............................................              434
       Thereafter.......................................               72
                                                            ------------------
              Total minimum lease payments..............    $       1,556
                                                            ==================

                          CLAYTON WILLIAMS ENERGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

       HEDGING ACTIVITIES
       From time to time, the Company utilizes forward sale and other financial option arrangements, such as swaps and collars, to reduce price risks on the sale of its oil and gas production. The Company accounts for such arrangements as hedging activities and, accordingly, records all realized gains and losses as oil and gas revenues in the period the hedged production is sold. Included in oil and gas revenues are net gains totaling $9,871,000 in 1998 (comprised of gains of $10,024,000, partially offset by losses of $153,000), gains totaling $252,000 in 1997, and net losses totaling $1,156,000 in 1996 (comprised of losses of $1,299,000 partially offset by gains of $143,000). As of December 31, 1998, the Company had realized losses aggregating $102,000 on early terminations of swap arrangements covering 750,000 MMbtu of its gas production from January 1999 to May 1999. These losses will be recognized during 1999 as the hedged production is sold. The Company also had options to sell an aggregate of 800,000 barrels of oil production for the period from January 1999 through June 1999 at a price of $10.00. The cost of these options of $208,000 will be recognized during 1999 as the hedged production is sold.

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

10.    IMPAIRMENT OF PROPERTY AND EQUIPMENT

       During 1996, the Company recorded a provision for impairment of property and equipment under SFAS 121 totaling $1.2 million resulting from a revision in reserve estimates subsequent to December 31, 1995, attributable to a proved undeveloped location in the Texas Gulf Coast area. In 1997, the Company recorded an additional provision for impairment under SFAS 121 of $236,000 attributable to certain minor-value properties.

       During 1998, the Company recorded a provision for impairment under SFAS 121 of $8.5 million attributable to certain oil and gas properties in east central Texas, south Texas, the Texas Gulf Coast and Louisiana. The impairment was caused primarily by a decline in forecasted oil and gas prices. Fair market value of the impaired assets was estimated to be the present value of expected future cash flows at an appropriate discount rate.

                          CLAYTON WILLIAMS ENERGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.    PURCHASES AND SALES OF ASSETS

       In January 1996, the Company sold its rights to the Buda and Georgetown formations under approximately 28,000 net acres in Robertson County, Texas for $3.5 million. The net proceeds were used to repay indebtedness on the secured bank credit facility. No gain or loss was recognized on the sale.

       In October 1998, the Company purchased certain oil and gas properties in north Texas for $1.8 million with an effective date of September 1, 1998.

       In November 1998, the Company and an affiliated limited partnership acquired certain oil and gas properties in east Texas for an aggregate purchase price of $41.2 million, net of closing adjustments. The effective date for accounting purposes was December 1, 1998. All revenues and expenses subsequent to the stated effective date of April 1, 1998 but prior to December 1, 1998 were accounted for as adjustments to the purchase price. The Company acquired an undivided 10% interest in the purchased assets for $4.9 million of the adjusted purchase price. In addition, the Company serves as general partner of the limited partnership which acquired the remaining 90%. After the limited partner receives an agreed-upon rate of return, the Company's general partnership interest will increase from 1% to 35%.

12.    INCOME TAXES

       Since the Company's consolidation in May 1993, the Company has incurred net losses for financial reporting purposes aggregating $26.2 million and has recognized cumulative tax losses of approximately $35 million which can be carried forward and used to offset future taxable income. Tax loss carryforwards begin to expire in 2008. Due to the uncertainty of realizing the related future benefits from tax loss carryforwards, valuation allowances have been recorded to the extent net deferred tax assets exceed net deferred tax liabilities at December 31, 1998, 1997 and 1996.

       The tax effected temporary differences and tax loss carryforwards which comprise net deferred tax assets and liabilities are as follows:

                                                                              DECEMBER 31,
                                                          ----------------------------------------------------
                                                               1998               1997               1996
                                                          ---------------   ----------------   ---------------
                                                                             (IN THOUSANDS)
Deferred tax assets (liabilities):
    Depreciable and depletable property..............     $      (2,394)    $      (12,828)    $     (10,216)
    Tax loss carryforwards...........................            12,295             12,584            12,737
    Other............................................               970                936               929
    Valuation allowance..............................           (10,871)              (692)           (3,450)
                                                          ---------------   ----------------   ---------------
       Net deferred tax asset (liability)............     $          -      $           -      $          -
                                                          ===============   ================   ===============

       All of the differences between the statutory income tax rates and the effective income tax rates are attributable to the change in the valuation allowance.

13.    RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. For the years ended December 31, 1998, 1997 and 1996, the Company reported no differences between comprehensive income and net income.

                          CLAYTON WILLIAMS ENERGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

14.    COSTS OF OIL AND GAS PROPERTIES

       The following table sets forth certain information with respect to costs incurred in connection with the Company's oil and gas producing activities:

                                                                         YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------------
                                                               1998               1997               1996
                                                          ---------------   ----------------   ---------------
                                                                             (IN THOUSANDS)
       Property acquisitions:
              Proved.................................     $       7,077     $           -      $       1,375
              Unproved...............................            10,602             14,042             5,002
       Developmental costs...........................             7,285             32,656            20,931
       Exploratory costs.............................            22,319             13,813             6,306
                                                          ---------------   ----------------   ---------------
              Total..................................     $      47,283     $       60,511     $      33,614
                                                          ===============   ================   ===============

       The following table sets forth the capitalized costs for oil and gas properties:

                                                                                         DECEMBER 31,
                                                                                ------------------------------
                                                                                    1998              1997
                                                                                -------------    -------------
                                                                                        (IN THOUSANDS)
       Proved properties...................................................     $   415,471      $   393,672
       Unproved properties.................................................           8,889           18,680
                                                                                -------------    -------------
       Total capitalized costs.............................................         424,360          412,352
       Accumulated depreciation, depletion and
         amortization......................................................        (328,231)        (300,569)
                                                                                -------------    -------------
              Net capitalized costs........................................     $    96,129      $   111,783
                                                                                =============    =============

15.    OIL AND GAS RESERVE INFORMATION (UNAUDITED)

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

                          CLAYTON WILLIAMS ENERGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       The following table sets forth proved oil and gas reserves together with the changes therein (oil in MBbls, gas in MMcf, gas converted to MBOE at one MBbl per six MMcf):

                                                                      YEAR ENDED DECEMBER 31,
                                   -----------------------------------------------------------------------------------------------
                                               1998                             1997                              1996
                                   -----------------------------    -----------------------------    -----------------------------
                                      Oil       Gas        MBOE       Oil        Gas        MBOE       Oil        Gas       MBOE
                                   -------    -------    -------    -------    -------    -------    -------    -------    -------
Proved reserves
   Beginning of period ..........    8,410     32,861     13,887      8,507     35,798     14,474      5,963     39,496     12,546
   Revisions ....................     (744)    (3,248)    (1,285)      (726)     1,020       (556)       457     (2,359)        64
   Extensions and discoveries ...      254      8,768      1,716      3,532      1,134      3,721      4,077        113      4,096
   Purchases of minerals-in-place      349      5,306      1,233          -          -          -        213      4,132        902
   Production ...................   (2,528)    (4,833)    (3,334)    (2,903)    (5,091)    (3,752)    (2,203)    (5,584)    (3,134)
                                   -------    -------    -------    -------    -------    -------    -------    -------    -------
   End of period ................    5,741     38,854     12,217      8,410     32,861     13,887      8,507     35,798     14,474
                                   =======    =======    =======    =======    =======    =======    =======    =======    =======
Proved developed reserves
   Beginning of period ..........    7,826     27,392     12,392      7,199     30,496     12,282      5,381     31,668     10,659
                                   =======    =======    =======    =======    =======    =======    =======    =======    =======
   End of period ................    5,504     32,215     10,873      7,826     27,392     12,392      7,199     30,496     12,282
                                   =======    =======    =======    =======    =======    =======    =======    =======    =======

       The standardized measure of discounted future net cash flows relating to proved reserves was as follows:

                                                                                    DECEMBER 31,
                                                                  -------------------------------------------------
                                                                       1998             1997              1996
                                                                  --------------    -------------    --------------
                                                                                    (IN THOUSANDS)
Future cash inflows...........................................    $    128,149      $   219,528      $    342,576
Future costs:
       Production.............................................         (43,647)         (67,207)          (93,359)
       Development............................................          (9,999)         (13,445)          (15,543)
       Income taxes...........................................             -            (10,445)          (50,508)
                                                                  --------------    -------------    --------------
Future net cash flows.........................................          74,503          128,431           183,166
10% discount factor...........................................         (22,442)         (36,028)          (47,453)
                                                                  --------------    -------------    --------------
Standardized measure of discounted future net cash flows......    $     52,061      $    92,403      $    135,713
                                                                  ==============    =============    ==============

       Changes in the standardized measure of discounted future net cash flows relating to proved reserves were as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------------------
                                                                       1998             1997              1996
                                                                  --------------    -------------    --------------
                                                                                   (IN THOUSANDS)
Standardized measure, beginning of period.....................    $     92,403      $   135,713      $     88,830
Net changes in sales prices, net of production costs..........         (31,210)         (49,024)           56,812
Revisions of quantity estimates...............................          (6,103)          (4,376)              811
Accretion of discount.........................................           9,992           16,067             8,883
Changes in future development costs, including
 development costs incurred that reduced future
 development costs............................................           8,415            8,622             5,713
Changes in timing and other...................................          (2,758)            (874)             (887)
Net change in income taxes....................................           7,515           17,442           (24,957)
Extensions and discoveries....................................           7,165           23,557            38,703
Sales, net of production costs................................         (37,695)         (54,724)          (45,834)
Purchases of minerals-in-place................................           4,337               -              7,639
                                                                  --------------    -------------    --------------
Standardized measure, end of period...........................    $     52,061      $    92,403      $    135,713
                                                                  ==============    =============    ==============

                                INDEX TO EXHIBITS

      EXHIBIT
      NUMBER                                   DESCRIPTION OF EXHIBIT
      -------       -------------------------------------------------------------
      10.2          First Amendment to Sixth Restated Loan Agreement dated as of
                    November 20, 1998, among Clayton Williams Energy, Inc.,
                    Warrior Gas Co., CWEI Acquisitions, Inc., Bank One, Texas,
                    N.A., Paribas, Union Bank of California, N.A., and Compass Bank

      10.3 Second Amendment to the Sixth Restated Loan Agreement dated as of March 26, 1999, among Clayton Williams Energy, Inc.,
                    Warrior Gas Co., CWEI Acquisitions, Inc., Bank One, Texas,
                    N.A., Paribas and Union Bank of California, N.A.

      23.1          Consent of Arthur Andersen LLP

      23.2          Consent of Williamson Petroleum Consultants, Inc.

      24.1          Power of Attorney

      24.2 Certified copy of resolution of Board of Directors of Clayton Williams Energy, Inc. authorizing signature pursuant to Power of Attorney

      27            Financial Data Schedules for the year ended December 31,
                    1998