Form 10-Q
period 1999-03-31
CLAYTON WILLIAMS ENERGY INC /DE
filed 1999-05-13
CIK 880115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
         +--+
         |XX|
         +--+
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       or
         +--+
         |  |
         +--+
                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
              For the transition period from _________ to _________

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

                                Not applicable
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 7, 1999........8,974,170

===============================================================================

                          CLAYTON WILLIAMS ENERGY, INC.
                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                     PAGE
------- --------------------                                                     ----
        Consolidated Balance Sheets as of March 31, 1999
          and December 31, 1998................................................     3
        Consolidated Statements of Operations for the three months
           ended March 31, 1999 and 1998.......................................     4
        Consolidated Statements of Cash Flows for the three months
          ended March 31, 1999 and 1998........................................     5
        Notes to Consolidated Financial Statements.............................     6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................     9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.............    14

                    PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.......................................    16

===============================================================================
                                       2

                          CLAYTON WILLIAMS ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                               MARCH 31,           DECEMBER 31,
                                                                                 1999                  1998
                                                                           ---------------       ---------------
                                                                              (UNAUDITED)
CURRENT ASSETS
   Cash and cash equivalents.............................................  $        7,455        $        1,424
   Accounts receivable:
     Trade, net..........................................................           1,172                 6,782
     Affiliates..........................................................             158                   244
     Oil and gas sales...................................................           4,725                 3,628
   Inventory.............................................................           1,338                 1,230
   Property held for resale..............................................           4,154                 7,521
   Other.................................................................             260                   482
                                                                           ---------------       ---------------
                                                                                   19,262                21,311
                                                                           ---------------       ---------------
PROPERTY AND EQUIPMENT

   Oil and gas properties, successful efforts method.....................         425,071               424,360
   Natural gas gathering and processing systems..........................           8,543                 8,292
   Other.................................................................          10,483                10,480
                                                                           ---------------       ---------------
                                                                                  444,097               443,132
   Less accumulated depreciation, depletion and amortization.............        (348,619)             (343,857)
                                                                           ---------------       ---------------
     Property and equipment, net.........................................          95,478                99,275
                                                                           ---------------       ---------------
OTHER ASSETS.............................................................              63                    67
                                                                           ---------------       ---------------
                                                                           $      114,803        $      120,653
                                                                           ===============       ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable:
     Trade...............................................................  $       11,485        $       16,384
     Affiliates..........................................................             100                    65
     Oil and gas sales...................................................           4,592                 3,433
   Current maturities of long-term debt..................................          17,750                15,800
   Accrued liabilities and other.........................................           1,302                 1,477
                                                                           ---------------       ---------------
                                                                                   35,229                37,159
                                                                           ---------------       ---------------
LONG-TERM DEBT...........................................................          35,250                39,100
                                                                           ---------------       ---------------
STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per share; authorized - 3,000,000
    shares; issued and outstanding - none................................             -                     -
   Common stock, par value $.10 per share; authorized - 15,000,000 shares; issued - 8,965,883 shares in 1999 and 8,937,561
    shares in 1998.......................................................             897                   894
   Additional paid-in capital............................................          69,856                69,744
   Retained deficit......................................................         (26,429)              (26,244)
                                                                           ---------------       ---------------
                                                                                   44,324                44,394
                                                                           ---------------       ---------------
                                                                           $      114,803        $      120,653
                                                                           ===============       ===============

       The accompanying notes are an integral part of these consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                           -----------------------------------
                                                                                 1999                1998
                                                                           ---------------     ---------------
REVENUES
   Oil and gas sales...................................................    $        7,521      $       16,829
   Natural gas services................................................               805                 936
                                                                           ---------------     ---------------
     Total revenues....................................................             8,326              17,765
                                                                           ---------------     ---------------
COSTS AND EXPENSES
   Lease operations....................................................             2,704               3,988
   Exploration:
     Abandonments and impairments......................................               255                 413
     Seismic and other.................................................               357               1,233
   Natural gas services................................................               661                 758
   Depreciation, depletion and amortization............................             5,292               8,874
   General and administrative..........................................               738               1,077
                                                                           ---------------     ---------------
     Total costs and expenses..........................................            10,007              16,343
                                                                           ---------------     ---------------
     Operating income (loss)...........................................            (1,681)              1,422
                                                                           ---------------     ---------------
OTHER INCOME (EXPENSE)
   Interest expense....................................................              (802)               (477)
   Gain on sales of property and equipment.............................             2,211                  13
   Other...............................................................                87                   4
                                                                           ---------------     ---------------
     Total other income (expense)......................................             1,496                (460)
                                                                           ---------------     ---------------
INCOME (LOSS) BEFORE INCOME TAXES......................................              (185)                962

INCOME TAX EXPENSE.....................................................               -                   -
                                                                           ---------------     ---------------
NET INCOME (LOSS)......................................................    $         (185)     $          962
                                                                           ===============     ===============
Net income (loss) per common share:
   Basic...............................................................    $         (.02)     $          .11
                                                                           ================    ===============
   Diluted.............................................................    $         (.02)     $          .11
                                                                           ================    ===============
Weighted average common shares outstanding:
   Basic...............................................................             8,954               8,889
                                                                           ================    ===============
   Diluted.............................................................             8,954               9,084
                                                                           ================    ===============

       The accompanying notes are an integral part of these consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                  ------------------------------
                                                                                      1999              1998
                                                                                  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)..........................................................  $       (185)    $        962
     Adjustments to reconcile net income (loss) to cash provided by operating activities:
         Depreciation, depletion and amortization...............................         5,292            8,874
         Exploration costs......................................................           255              413
         Gain on sales of property and equipment................................        (2,211)             (13)
         Other..................................................................            73               68
     Changes in operating working capital:
         Accounts receivable....................................................         4,599            3,402
         Accounts payable.......................................................        (2,538)             812
         Other..................................................................           (57)           1,547
                                                                                  -------------    -------------
              Net cash provided by operating activities.........................         5,228           16,065
                                                                                  -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment........................................        (3,006)         (14,677)
     Proceeds from sales of property and equipment..............................         5,667               13
                                                                                  -------------    -------------
              Net cash provided by (used in) investing activities...............         2,661          (14,664)
                                                                                  -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Repayments of long-term debt...............................................        (1,900)          (2,300)
     Proceeds from sale of common stock.........................................            42             -
                                                                                  -------------    -------------
              Net cash used in financing activities.............................        (1,858)          (2,300)
                                                                                  -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................         6,031             (899)
CASH AND CASH EQUIVALENTS
     Beginning of period........................................................         1,424            2,150
                                                                                  -------------    -------------
     End of period..............................................................  $      7,455     $      1,251
                                                                                  =============    =============
SUPPLEMENTAL DISCLOSURES
     Cash paid for interest, net of amounts capitalized.........................  $        817     $        508
                                                                                  =============    =============

       The accompanying notes are an integral part of these consolidated financial statements.

                           CLAYTON WILLIAMS ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

1.     NATURE OF OPERATIONS

       Clayton Williams Energy, Inc. and its subsidiaries (collectively, the "Company") is an independent oil and gas company engaged in the exploration for and development and production of oil and natural gas primarily in South and East Texas, Southeastern New Mexico, the Texas Gulf Coast, Louisiana and Mississippi.

       Substantially all of the Company's oil and gas production is sold under short-term contracts which are market-sensitive. Accordingly, the Company's financial condition, results of operations, and capital resources are highly dependent upon prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company. These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. From time to time, the Company utilizes hedging transactions with respect to a portion of its oil and gas production to mitigate its exposure to price fluctuations (see Note
6).

2.     PRESENTATION

       The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       In the opinion of management, the Company's unaudited consolidated financial statements as of March 31, 1999 and for the interim periods ended March 31, 1999 and 1998 include all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation in accordance with generally accepted accounting principles. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Form 10-K.

3.     LONG-TERM DEBT

       Long-term debt consists of the following:

                                                                               MARCH 31,         DECEMBER 31,
                                                                                 1999                1998
                                                                           ---------------     ---------------
                                                                                      (IN THOUSANDS)
       Secured Bank Credit Facility (matures July 31, 2001)..............  $       53,000      $       54,900
       Less current maturities...........................................         (17,750)            (15,800)
                                                                           ----------------    ----------------
                                                                           $       35,250      $       39,100
                                                                           ================    ================

       The Company's secured bank credit facility (the "Credit Facility") provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit. The borrowing base, which is based on the discounted present value of future net revenues from oil and gas production, is subject to redetermination at any time, but at least semi-annually, and is made at the discretion of the banks. If, at any time, the redetermined borrowing base is less than the amount of outstanding indebtedness, the Company will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement. Substantially all of the Company's oil and gas properties are pledged to secure advances under the credit facility.

       In March 1999, the banks established the borrowing base at $53 million and provided for an automatic reduction of the borrowing base to $43 million upon sale of the Company's Jalmat assets (see Note 4) and further provided for monthly commitment reductions of $650,000 beginning in July 1999. In April 1999, the Company repaid $11.5 million of indebtedness on the Credit Facility with proceeds from the Jalmat sale. The adjusted borrowing base will remain in effect until the next scheduled borrowing base redetermination in November 1999.

       All outstanding balances on the Credit Facility may be designated, at the Company's option, as either "Base Rate Loans" or "Eurodollar Loans" (as defined in the loan agreement), provided that not more than two Eurodollar traunches may be outstanding at any time. Base Rate Loans bear interest at the fluctuating Base Rate plus a Base Rate Margin ranging from 0% to 3/8% per annum, depending on levels of outstanding advances and letters of credit. Eurodollar Loans bear interest at the LIBOR rate plus a Eurodollar Margin ranging from 1.75% to 2.5% per annum. At March 31, 1999, the Company's indebtedness under the credit facility consisted of $48 million of Eurodollar Loans at a rate of 7.5% and $5 million of Base Rate Loans at a rate of 8.1%.

       In addition, the Company pays the banks a commitment fee equal to 1/4% per annum on the unused portion of the revolving loan commitment. Interest on the revolving loan and commitment fees are payable quarterly, and all outstanding principal and interest will be due July 31, 2001.

       The loan agreement contains financial covenants that are computed quarterly and require the Company to maintain minimum levels of working capital, cash flow and net tangible assets. The Company was in compliance with all of the financial covenants at March 31, 1999.

4.     PROPERTY HELD FOR RESALE

       In March 1999, the Company entered into a definitive agreement for the sale of its interests in the Jalmat Field located in Lea County, New Mexico for $12.5 million. The Jalmat sale was consummated in April 1999 and resulted in a gain of approximately $8.2 million to be reported during the second quarter of 1999. Substantially all of the proceeds from this sale were used to reduce indebtedness on the Credit Facility. The net book value of these assets has been classified as a current asset in the accompanying consolidated balance sheet.

5.     STOCK COMPENSATION PLANS

       In May 1995, the Company's Board of Directors adopted the Executive Incentive Stock Compensation Plan, permitting the Company to pay all or part of selected executives' salaries in shares of common stock in lieu of cash. The Company reserved 500,000 shares of common stock for issuance under this plan. During the three months ended March 31, 1999, the Company issued 11,629 shares of common stock to one officer in lieu of cash compensation aggregating $63,114. Subsequent to March 31, 1999, the Company issued an additional 8,287 shares to the same officer in lieu of cash compensation aggregating $43,489. The amounts of such compensation are included in general and administrative expense in the accompanying consolidated financial statements.

6.     FORWARD SALE TRANSACTIONS

       From time to time, the Company utilizes forward sale and other financial option arrangements, such as swaps and collars, to reduce price risks on the sale of its oil and gas production. The Company accounts for such arrangements as hedging activities and, accordingly, records all realized gains and losses as oil and gas revenues in the period the hedged production is sold. Included in oil and gas revenues during the three month periods ended March 31, 1999 and 1998 are net losses totaling $173,000 (comprised of losses of $243,000, partially offset by gains of $70,000) and gains totaling $2,624,000, respectively.

7.     INCOME TAXES

       No provisions for income tax expense were required during the periods presented since the Company has net operating loss carryforwards available to offset any taxable income generated during such periods. Due to the uncertainty of realizing the related future benefits from these tax loss carryforwards, valuation allowances were recorded at March 31, 1999 and 1998 to the extent net deferred tax assets exceed net deferred tax liabilities.

8.     RECENT ACCOUNTING PRONOUNCEMENT

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

       The following discussion is intended to assist in understanding the Company's historical consolidated financial position at March 31, 1999 and results of operations and cash flows for the periods ended March 31, 1999 and 1998. This discussion should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1998 and the consolidated financial statements and notes thereto included in this Form 10-Q.

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

       Beginning in 1997, the Company initiated several exploratory projects designed to reduce its dependence on Trend drilling for future production and reserve growth. These new areas include other formations in the vicinity of its core properties in east central Texas, as well as south Texas, Louisiana and Mississippi, and emphasize the development of long-life gas reserves. During 1998, the Company devoted a substantial portion of its capital expenditures to these new areas. Except for its Cotton Valley Pinnacle Reef play, the Company has no present plans to incur any significant capital expenditures in these new areas in 1999. However, the Company may farmout to industry partners its position on prospects where exploratory drilling is warranted and attempt to retain a carried interest in any wells drilled.

       In January 1999, the Company completed the J. C. Fazzino Unit #1, a Cotton Valley Pinnacle Reef gas well in Robertson County, Texas in which the Company owns a 100% working interest. The Company's net proved reserves on this well are estimated to be 7.6 Bcf of gas. Construction of a gas pipeline and treatment facility for the well has been completed and arrangements are currently being made to acidize the well in an attempt to improve initial flow rates. The Company expects to begin selling gas production from the Fazzino #1 in late May 1999.

       Based upon data obtained during post-completion operations, the Company determined that the Fazzino #1 penetrated the edge of the reef. As a result, the Company has begun drilling operations on the J. C. Fazzino Unit #2 in an attempt to penetrate the core of the reef. Approximately 67% of the $4.5 million cost to drill and complete the Fazzino #2 will be financed through a non-recourse vendor financing arrangement which permits the Company to pay participating vendors for services and materials out of a dedicated percentage of revenues from the well. Any other wells drilled in this area within the five-year term of the agreement are also subject to this vendor financing arrangement. The Company expects to finalize drilling and completion operations on the Fazzino #2 during the third quarter of 1999.

       During 1998 and continuing throughout the first quarter of 1999, the oil and gas industry has operated in a depressed commodity price environment. Anticipating the adverse effects that low product prices could have on its capital resources, the Company initiated efforts late in 1998 to sell its interests in two properties in order to reduce the amount of outstanding indebtedness on the Credit Facility. In January 1999, the Company sold its interest in eight non-operated oil and gas wells located in Matagorda County, Texas for $5.2 million, and sold its interests in the Jalmat Field located in Lea County, New Mexico for $12.5 million in April 1999. In the aggregate, these properties accounted for approximately 9% of the Company's 1998 annual oil and gas production on a BOE basis and 22% of the Company's estimated future net revenues (discounted at 10%) at December 31, 1998.

       A significant portion of the Company's capital expenditures during 1998 and the first three months of 1999 have been spent on acquisitions of exploratory acreage, exploratory wells which have not been completed and exploratory wells which have resulted in dry holes. Accordingly, production from wells drilled subsequent to March 31, 1998 has not been sufficient to offset the recent declines in oil and gas production attributable to the suspension of Trend drilling and the sales of producing properties. Furthermore, until these new projects are completed and establish commercial levels of production, there can be no assurance that the Company will be successful in its efforts to replace such production declines.

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

RESULTS OF OPERATIONS

       The following table sets forth certain operating information of the Company for the periods presented:

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                           -------------------------------
                                                                                1999             1998
                                                                           -------------     -------------
       OIL AND GAS PRODUCTION DATA:
              Oil (MBbls)............................................                473               793
              Gas (MMcf).............................................              1,110             1,253
              MBOE (1)...............................................                658             1,002
       AVERAGE OIL AND GAS SALES PRICES (2):
              Oil ($/Bbl)............................................      $       11.42     $       16.99
              Gas ($/Mcf)............................................      $        1.57     $        2.61
       OIL AND GAS COSTS ($/BOE PRODUCED):
              Lease operating expenses...............................      $        4.11     $        3.98
              Oil and gas depletion..................................      $        7.80     $        8.60
       NET WELLS DRILLED (3):
              Exploratory Wells......................................                1.1               1.0
              Developmental Wells....................................               -                  5.4

(1) Gas is converted to barrel of oil equivalents (BOE) at the ratio of six Mcf of gas to one Bbl of oil.
(2)    Includes effects of hedging transactions.
(3)    Excludes wells being drilled or completed at the end of each period.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO MARCH 31, 1998

       REVENUES

       Oil and gas sales decreased 55% from $16.8 million in 1998 to $7.5 million in 1999 due primarily to a combination of lower oil and gas prices and a 34% decline in oil and gas production on a BOE basis. The Company's average price per barrel of oil declined 33% after giving effect to a $.21 per barrel loss on hedging activities in the 1999 period as compared to a $2.76 per barrel gain in the 1998 period. Average gas prices also declined 40% after giving effect to a $.06 per Mcf hedging loss in the 1999 period as compared to a $.34 per Mcf gain in the 1998 period. Low product prices also had a negative impact on the volume of oil and gas produced during the current quarter. In April 1998, the Company suspended its Trend drilling program until oil prices improve and stabilize. In addition, the Company sold its interests in two producing properties, one in January 1999 and one in April 1999, in order to mitigate the adverse effects of low product prices on its capital resources. Initial production from the Company's Cotton Valley Pinnacle Reef gas discovery has been delayed due to the construction of a gas pipeline and treatment facility. Accordingly, production from wells drilled subsequent to March 31, 1998 has not been sufficient to offset the recent declines in oil and gas production attributable to the suspension of Trend drilling and the sales of producing properties. Furthermore, until these wells and other exploratory projects establish and sustain commercial levels of production, there can be no assurance that the Company will be successful in its efforts to offset the decline in production.

       Revenues from natural gas services decreased 14% from $936,000 in 1998 to $805,000 in 1999 due primarily to a decrease in contract volumes.

       COSTS AND EXPENSES

       Lease operations expenses decreased 33% from $4 million in 1998 to $2.7 million in 1999 due primarily to cost reduction measures implemented by the Company and, to a lesser extent, lower production taxes resulting from significant declines in oil and gas sales. Oil and gas production on a BOE basis decreased 34% during the current quarter, causing a 3% increase in lease operations expenses on a BOE basis from $3.98 per BOE in 1998 to $4.11 per BOE in 1999.

       Exploration costs decreased 62% from $1.6 million in 1998 to $612,000 in 1999 due primarily to lower seismic costs during the current quarter. Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

       Depreciation, depletion and amortization expense decreased 40% from $8.9 million in 1998 to $5.3 million in 1999 due primarily to a 34% decrease in oil and gas production on a BOE basis during the 1999 quarter. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The average depletion rate per BOE was $7.80 in 1999 compared to $8.60 in 1998.

       General and administrative expenses decreased 33% from $1.1 million in 1998 to $738,000 in 1999. Beginning in December 1998, the Company implemented certain cost reduction measures, consisting primarily of personnel layoffs and salary reductions, in order to reduce overhead and conserve financial resources. Through these efforts, the Company expects to reduce G&A expenses in 1999 by approximately 33% on an annualized basis.

       Costs of natural gas services decreased 13% from $758,000 in 1998 to $661,000 in 1999 due primarily to a decrease in contract volumes.

       INTEREST EXPENSE AND OTHER

       Interest expense increased 68% from $477,000 in 1998 to $802,000 in 1999 due primarily to higher average levels of indebtedness on the Credit Facility, offset in part by lower average interest rates. The average daily principal balance outstanding on such facility during the first quarter of 1999 was $51.9 million compared to $34.9 million in 1998. The effective annual interest rate on bank debt, including bank fees, during the 1999 quarter was 7.4% compared to 8.2% in 1998. In addition, capitalized interest was $150,000 in the 1999 quarter compared to $253,000 in 1998.

       During the first quarter of 1999, the Company recorded gains on sales of property and equipment of $2.2 million, which included a gain of $1.8 million on the sale of the Company's interest in eight non-operated gas well in Matagorda County, Texas for $5.2 million.

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

CAPITAL EXPENDITURES

       Currently, the Company plans to spend approximately $8.4 million on exploration and development activities during 1999, a significant portion of which is projected to be spent on the Cotton Valley Exploratory Project in the North Giddings Block. In January 1999, the Company completed the J. C. Fazzino Unit #1, a Cotton Valley Pinnacle Reef well in Robertson County, Texas drilled into one of several reef anomalies identified by a 3-D seismic survey conducted in 1997. Construction of a gas pipeline and treatment facility for the well has been completed and arrangements are currently being made to acidize the well in an attempt to improve initial flow rates. The Company expects to begin selling gas production from the Fazzino #1 in late May 1999. In the aggregate, the Company expects to spend approximately $4.2 million in 1999 to complete the well and facilities and to renew and extend leases in the North Giddings Block, as required. In addition, the Company plans to spend approximately $1.5 million in 1999 to drill the J. C. Fazzino Unit #2 as an offset to the Fazzino #1. The remainder of the projected $4.5 million cost to drill and complete the Fazzino #2 will be financed through a non-recourse vendor financing arrangement which permits the Company to pay participating vendors for services and materials out of a dedicated percentage of revenue from the well. Any other wells drilled in this area within the five-year term of the agreement are also subject to these vendor financing arrangements.

       The Company may increase its planned activities for 1999 depending upon product prices, the availability of capital resources, and other factors affecting the economic viability of such activities.

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

       In March 1999, the banks established the borrowing base at $53 million and provided for an automatic reduction of the borrowing base to $43 million upon sale of the Company's interests in the Jalmat Field located in Lea County, New Mexico and further provided for monthly commitment reductions of $650,000 beginning in July 1999. In April 1999, the Company repaid $11.5 million of indebtedness on the Credit Facility with proceeds from the Jalmat sale, creating $1.5 million of availability on the revolving loan facility at that time. The adjusted borrowing base will remain in effect until the next scheduled borrowing base redetermination in November 1999.

       WORKING CAPITAL AND CASH FLOW

       During 1999, the Company generated cash flow from operating activities of $5.2 million, received proceeds from sales of property of $5.7 million, repaid $1.9 million on the Credit Facility, and spent $3 million on capital expenditures.

       The Company's working capital deficit increased from $15.8 million at December 31, 1998 to $16 million at March 31, 1999. The Company classified $17.8 million of its outstanding indebtedness on the Credit Facility as a current liability based on the required levels of repayments. The Company also classified the net book value of the Jalmat assets sold in April 1999 as properties held for resale and, accordingly, reported $4.2 million as a current asset at March 31, 1999.

       ADDITIONAL CAPITAL RESOURCES

       The Company believes that the funds available from the sales of assets, combined with operating cash flow, will be adequate to fund the required reductions in indebtedness on the Credit Facility and the projected capital expenditures for 1999. However, because future cash flows and the availability of borrowings under the Credit Facility are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells, the Company's success in developing and producing new reserves, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Company's exploration program, there can be no assurance that the Company's capital resources will be sufficient to sustain the Company's exploratory and development activities.

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

ITEM 3 -      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

       The Company's business is impacted by fluctuations in commodity prices and interest rates. The following discussion is intended to identify the nature of these market risks, describe the Company's strategy for managing such risks, and to quantify the potential affect of market volatility on the Company's financial condition and results of operations.

OIL AND GAS PRICES

       The Company's financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company. These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. It is impossible to predict future oil and gas prices with any degree of certainty. Sustained weakness in oil and gas prices may adversely affect the Company's financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that the Company can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can have an adverse affect on the Company's ability to obtain capital for its exploration and development activities. Similarly, any improvements in oil and gas prices can have a favorable impact on the Company's financial condition, results of operations and capital resources. Based on the Company's volume of oil and gas production for the quarter ended March 31, 1999, a $1 change in the price per barrel of oil and a $.10 change in the price per Mcf of gas would result in an aggregate change in gross revenues for such quarter of approximately $584,000.

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

       During 1998 and continuing throughout the first quarter of 1999, the oil and gas industry has operated in a depressed commodity price environment. Oil prices during the first quarter of 1999 fell to their lowest levels in history when adjusted for inflation. Although oil prices improved to some degree in late March 1999, current prices remain substantially lower than levels achieved in 1997. In November 1997, the Company entered into swap arrangements on a significant portion of its 1998 oil production and realized a gain of $8.8 million in 1998 on oil hedges. In addition, the Company hedged a portion of its 1998 gas production at various times beginning in November 1997 and realized net gains of $1.1 million in 1998 on gas hedges. However, as prices declined throughout 1998, the prices at which the Company could hedge its 1999 production were considered by the Company to be too low to effectively mitigate the downside pricing risks. As a result, the Company's only open hedge positions as of March 31, 1999 consist of options to sell 400,000 barrels of oil production from April 1999 through June 1999 at a floor price of $10.00 per barrel. The Company plans to enter into additional hedging arrangements when and if the market prices for future oil and gas production improves to favorable levels based on management's analysis of price expectations.

INTEREST RATES

       All of the Company's outstanding indebtedness at March 31, 1999 is subject to market rates of interest as determined from time to time by the banks pursuant to the Credit Facility. See "CAPITAL RESOURCES". The Company may designate borrowings under the Credit Facility as either "Base Rate Loans" or "Eurodollar Loans." Base Rate Loans bear interest at a fluctuating rate that is linked to the discount rates established by the Federal Reserve Board. Eurodollar Loans bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these interest rates can have an adverse impact on the Company's results of operations and cash flow. Although various financial instruments are available to hedge the effects of changes in interest rates, the Company does not consider the risk to be significant and has not entered into any interest rate hedging transactions. Based on the Company's outstanding indebtedness at March 31, 1999 of $53 million, a change in interest rates of 25 basis points would affect annual interest payments by approximately $133,000.

                           PART II. OTHER INFORMATION

ITEM 6 -      EXHIBITS AND REPORTS ON FORM 8-K

       EXHIBITS

               EXHIBIT
               NUMBER            DESCRIPTION
               ------            -----------
                 27         Financial Data Schedule

       REPORTS ON FORM 8-K

           No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                          CLAYTON WILLIAMS ENERGY, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                              CLAYTON WILLIAMS ENERGY, INC.


Date:   May 12, 1999          By:     /s/ L. Paul Latham
                                      -----------------------------------------
                                      L. Paul Latham
                                      Executive Vice President and Chief
                                        Operating Officer


Date:   May 12, 1999          By:     /s/ Mel G. Riggs
                                      -----------------------------------------
                                      Mel G. Riggs
                                      Senior Vice President and Chief Financial
                                        Officer