Form 10-Q
period 1999-06-30
CLAYTON WILLIAMS ENERGY INC /DE
filed 1999-08-13
CIK 880115

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


         /xx/

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                      or


         / /
               Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
             For the transition period from ________ to ________

                          COMMISSION FILE NO. 0-20838

                        CLAYTON WILLIAMS ENERGY, INC.
            (Exact name of Registrant as specified in its charter)

               DELAWARE                                 75-2396863
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)


6 DESTA DRIVE, SUITE 6500, MIDLAND, TEXAS                          79705-5510
 (Address of principal executive offices)                          (Zip code)


      Registrant's Telephone Number, including area code: (915) 682-6324

                                Not applicable
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES      /xx/             NO       /  /

 NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 9, 1999....8,983,549

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        CLAYTON WILLIAMS ENERGY, INC.
                              TABLE OF CONTENTS




                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS                                                                          PAGE

              Consolidated Balance Sheets as of June 30, 1999
                and December 31, 1998.....................................................................     3

              Consolidated Statements of Operations for the three months and six months
                 ended June 30, 1999 and 1998.............................................................     4

              Consolidated Statements of Cash Flows for the six months
                ended June 30, 1999 and 1998..............................................................     5

              Notes to Consolidated Financial Statements..................................................     6


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.......................................................     9



ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS..................................    16




                           PART II. OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K............................................................    18














--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CLAYTON WILLIAMS ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                    ASSETS

                                                                               JUNE 30,            DECEMBER 31,
                                                                                 1999                  1998
                                                                           ---------------       ---------------
                                                                             (UNAUDITED)
CURRENT ASSETS
   Cash and cash equivalents.............................................  $        2,098        $        1,424
   Accounts receivable:
     Trade, net..........................................................           1,322                 6,782
     Affiliates..........................................................           1,207                   244
     Oil and gas sales...................................................           6,899                 3,628
   Inventory.............................................................             913                 1,230
   Property held for resale..............................................            -                    7,521
   Other.................................................................             342                   482
                                                                           ---------------       ---------------
                                                                                   12,781                21,311
                                                                           ---------------       ---------------
PROPERTY AND EQUIPMENT
   Oil and gas properties, successful efforts method.....................         427,792               424,360
   Natural gas gathering and processing systems..........................           9,752                 8,292
   Other.................................................................          10,182                10,480
                                                                           ---------------       ---------------
                                                                                  447,726               443,132
   Less accumulated depreciation, depletion and amortization.............        (354,023)             (343,857)
                                                                           ---------------       ---------------
     Property and equipment, net.........................................          93,703                99,275
                                                                           ---------------       ---------------
OTHER ASSETS.............................................................              62                    67
                                                                           ---------------       ---------------
                                                                           $      106,546        $      120,653
                                                                           ---------------       ---------------
                                                                           ---------------       ---------------

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable:
     Trade...............................................................  $        8,351        $       16,384
     Affiliates..........................................................              71                    65
     Oil and gas sales...................................................           5,576                 3,433
   Current maturities of long-term debt..................................           7,800                15,800
   Accrued liabilities and other.........................................           1,211                 1,477
                                                                           ---------------       ---------------
                                                                                   23,009                37,159
                                                                           ---------------       ---------------
LONG-TERM DEBT...........................................................          31,200                39,100
                                                                           ---------------       ---------------
STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per share; authorized - 3,000,000
    shares; issued and outstanding - none................................               -                     -
   Common stock, par value $.10 per share; authorized - 15,000,000 shares; issued - 8,977,391 shares in 1999 and 8,937,561
    shares in 1998.......................................................             898                   894
   Additional paid-in capital............................................          69,920                69,744
   Retained deficit......................................................         (18,481)              (26,244)
                                                                           ---------------       ---------------
                                                                                   52,337                44,394
                                                                           ---------------       ---------------
                                                                           $      106,546        $      120,653
                                                                           ---------------       ---------------
                                                                           ---------------       ---------------


      The accompanying notes are an integral part of these consolidated financial statements.

                         CLAYTON WILLIAMS ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE)

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                 -------------------------------    -------------------------------
                                                     1999              1998             1999              1998
                                                 -------------    --------------    -------------    --------------

REVENUES
   Oil and gas sales...........................  $      9,909     $      13,736     $     17,430     $      30,565
   Natural gas services........................           871             1,112            1,676             2,048
                                                 -------------    --------------    -------------    --------------
     Total revenues............................        10,780            14,848           19,106            32,613
                                                 -------------    --------------    -------------    --------------

COSTS AND EXPENSES
   Lease operations............................         2,684             3,664            5,388             7,652
   Exploration:
     Abandonments and impairments..............           639             5,063              894             5,476
     Seismic and other.........................            20               816              377             2,049
   Natural gas services........................           795               951            1,456             1,709
   Depreciation, depletion and amortization....         5,548             8,952           10,840            17,826
   General and administrative..................         1,133             1,095            1,871             2,172
                                                 -------------    --------------    -------------    --------------
     Total costs and expenses..................        10,819            20,541           20,826            36,884
                                                 -------------    --------------    -------------    --------------

     Operating loss............................           (39)           (5,693)          (1,720)           (4,271)
                                                 -------------    --------------    -------------    --------------

OTHER INCOME (EXPENSE)
   Interest expense............................          (675)             (508)          (1,477)             (985)
   Gain on sales of property and equipment.....         8,382                 -           10,593                13
   Other.......................................           280                 5              367                 9
                                                 -------------    --------------    -------------    --------------
     Total other income (expense)..............         7,987              (503)           9,483              (963)
                                                 -------------    --------------    -------------    --------------

INCOME (LOSS) BEFORE INCOME TAXES..............         7,948            (6,196)           7,763            (5,234)

INCOME TAX EXPENSE.............................             -                 -                -                 -
                                                 -------------    --------------    -------------    --------------

NET INCOME (LOSS)..............................  $      7,948     $      (6,196)    $      7,763     $      (5,234)
                                                 -------------    --------------    -------------    --------------
                                                 -------------    --------------    -------------    --------------

Net income (loss) per common share:
   Basic.......................................  $        .89     $        (.70)    $        .87     $        (.59)
                                                 -------------    --------------    -------------    --------------
                                                 -------------    --------------    -------------    --------------
   Diluted.....................................  $        .87     $        (.70)    $        .86     $        (.59)
                                                 -------------    --------------    -------------    --------------
                                                 -------------    --------------    -------------    --------------

Weighted average common shares outstanding:
   Basic.......................................         8,973             8,896            8,964             8,892
                                                 -------------    --------------    -------------    --------------
                                                 -------------    --------------    -------------    --------------
   Diluted.....................................         9,107             8,896            9,063             8,892
                                                 -------------    --------------    -------------    --------------
                                                 -------------    --------------    -------------    --------------

      The accompanying notes are an integral part of these consolidated financial statements.

                         CLAYTON WILLIAMS ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                  ------------------------------
                                                                                      1999              1998
                                                                                  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)..........................................................  $      7,763     $     (5,234)
     Adjustments to reconcile net income (loss) to cash provided by operating activities:
         Depreciation, depletion and amortization...............................        10,840           17,826
         Exploration costs......................................................           894            5,476
         Gain on sales of property and equipment................................       (10,593)             (13)
         Other..................................................................           138              163
     Changes in operating working capital:
         Accounts receivable....................................................         1,226            5,623
         Accounts payable.......................................................        (3,003)          (1,190)
         Other..................................................................           196              937
                                                                                  -------------    -------------

              Net cash provided by operating activities.........................         7,461           23,588
                                                                                  -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment........................................        (9,333)         (26,550)
     Proceeds from sales of property and equipment..............................        18,404               23
                                                                                  -------------    -------------

              Net cash provided by (used in) investing activities...............         9,071          (26,527)
                                                                                  -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term debt...............................................          -               2,400
     Repayments of long-term debt...............................................       (15,900)               -
     Proceeds from sale of common stock.........................................            42                -
                                                                                  -------------    -------------

              Net cash provided by (used in) financing activities...............       (15,858)           2,400
                                                                                  -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................           674             (539)
CASH AND CASH EQUIVALENTS
     Beginning of period........................................................         1,424            2,150
                                                                                  -------------    -------------

     End of period..............................................................  $      2,098     $      1,611
                                                                                  -------------    -------------
                                                                                  -------------    -------------

SUPPLEMENTAL DISCLOSURES
     Cash paid for interest, net of amounts capitalized.........................  $      1,587     $        993
                                                                                  -------------    -------------
                                                                                  -------------    -------------

      The accompanying notes are an integral part of these consolidated financial statements.

                         CLAYTON WILLIAMS ENERGY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1999
                                 (UNAUDITED)

1.     NATURE OF OPERATIONS

       Clayton Williams Energy, Inc. and its subsidiaries (collectively, the "Company") is an independent oil and gas company engaged in the exploration for and development and production of oil and natural gas primarily in South and East Texas, Southeastern New Mexico, the Texas Gulf Coast, Louisiana and Mississippi.

       Substantially all of the Company's oil and gas production is sold under short-term contracts which are market-sensitive. Accordingly, the Company's financial condition, results of operations, and capital resources are highly dependent upon prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company. These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. From time to time, the Company utilizes hedging transactions with respect to a portion of its oil and gas production to mitigate its exposure to price fluctuations (see Note 5).

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

       In the opinion of management, the Company's unaudited consolidated financial statements as of June 30, 1999 and for the interim periods ended June 30, 1999 and 1998 include all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation in accordance with generally accepted accounting principles. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

3.     LONG-TERM DEBT

       Long-term debt consists of the following:

                                                                               JUNE 30,          DECEMBER 31,
                                                                                 1999                1998
                                                                           ---------------     ---------------
                                                                                      (IN THOUSANDS)

       Secured Bank Credit Facility (matures July 31, 2001)..............  $       39,000      $       54,900
       Less current maturities...........................................          (7,800)            (15,800)
                                                                           ----------------    ----------------
                                                                           $       31,200      $       39,100
                                                                           ----------------    ----------------
                                                                           ----------------    ----------------


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

       As of June 30, 1999, the borrowing base established by the banks was $43 million and requires monthly commitment reductions of $650,000 beginning in July 1999. The borrowing base will remain in effect until the next scheduled borrowing base redetermination in November 1999, unless an earlier redetermination is requested by the Company.

       All outstanding balances on the Credit Facility may be designated, at the Company's option, as either "Base Rate Loans" or "Eurodollar Loans" (as defined in the loan agreement), provided that not more than two Eurodollar traunches may be outstanding at any time. Base Rate Loans bear interest at the fluctuating Base Rate plus a Base Rate Margin ranging from 0% to 3/8% per annum, depending on levels of outstanding advances and letters of credit. Eurodollar Loans bear interest at the LIBOR rate plus a Eurodollar Margin ranging from 1.75% to 2.5% per annum. At June 30, 1999, the Company's indebtedness under the Credit Facility consisted of $39 million of Eurodollar Loans at a rate of 7.5%.

       In addition, the Company pays the banks a commitment fee equal to 1/4% per annum on the unused portion of the revolving loan commitment. Interest on the revolving loan and commitment fees are payable quarterly, and all outstanding principal and interest will be due July 31, 2001.

       The loan agreement contains financial covenants that are computed quarterly and require the Company to maintain minimum levels of working capital, cash flow and net tangible assets. The Company was in compliance with all of the financial covenants at June 30, 1999.

4.     STOCK COMPENSATION PLANS

       In May 1995, the Company's Board of Directors adopted the Executive Incentive Stock Compensation Plan, permitting the Company to pay all or part of selected executives' salaries in shares of common stock in lieu of cash. The Company reserved 500,000 shares of common stock for issuance under this plan. During the six months ended June 30, 1999, the Company issued 23,137 shares of common stock to one officer in lieu of cash compensation aggregating $128,347. Subsequent to June 30, 1999, the Company issued an additional 6,158 shares to the same officer in lieu of cash compensation aggregating $43,574. The amounts of such compensation are included in general and administrative expense in the accompanying consolidated financial statements.

5.     FORWARD SALE TRANSACTIONS

       From time to time, the Company utilizes forward sale and other financial option arrangements, such as swaps and collars, to reduce price risks on the sale of its oil and gas production. The Company accounts for such arrangements as hedging activities and, accordingly, records all realized gains and losses as oil and gas revenues in the period the hedged production is sold. Included in oil and gas revenues during the six month periods ended June 30, 1999 and 1998 are losses totaling $307,000 and net gains totaling $4,989,000 (comprised of gains of $5,092,000, partially offset by losses of $103,000), respectively.

6.     PROPERTY SALES

       In January 1999, the Company completed the sale of its interests in eight non-operated oil and gas wells located in Matagorda County, Texas for $5.2 million resulting in a gain of $1.8 million. In April 1999, the Company also sold its interests in the Jalmat Field located in Lea County, New Mexico for $12.5 million and recorded a gain of $8.3 million.

7.     INCOME TAXES

       No provisions for income tax expense were required during the periods presented since the Company has net operating loss carryforwards available to offset any taxable income generated during such periods. Due to the uncertainty of realizing the related future benefits from these tax loss carryforwards, valuation allowances were recorded at June 30, 1999 and 1998 to the extent net deferred tax assets exceed net deferred tax liabilities.

8.     RECENT ACCOUNTING PRONOUNCEMENT

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that derivatives be recognized as assets or liabilities and measured at their fair value. SFAS 133 will be adopted in 2001 and is not expected to have a material effect on the Company's financial condition or operations.

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

       The following discussion is intended to assist in understanding the Company's historical consolidated financial position at June 30, 1999 and results of operations and cash flows for the periods ended June 30, 1999 and 1998. This discussion should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1998 and the consolidated financial statements and notes thereto included in this Form 10-Q.


OVERVIEW

       Prior to 1998, the Company and its predecessors concentrated their drilling activities in the Cretaceous Trend ( the "Trend") which extends from South Texas through East Texas, Louisiana and other southern states and includes the Austin Chalk, Buda and Georgetown formations. Oil and gas production in the Trend is generally characterized by a high initial production rate, followed by a steep rate of decline. In order to maintain its oil and gas reserve base, production levels and cash flow from operations, the Company is required to maintain or increase its level of drilling activity and achieve comparable or improved results from such activities. However, weak product prices caused the Company to suspend its Trend drilling activities in April 1998. In response to recent improvements in oil and gas prices, the Company initiated a water frac program in June 1999 in an attempt to accelerate its Trend oil production. The Company has conducted cyclic water stimulation treatments on 7 wells to date, and has identified approximately 16 additional wells for stimulation during the remainder of 1999. Initial daily production rates from the first 5 completed stimulations have averaged 170 barrels of oil per day, a 300% increase over pre-stimulation levels. The Company also expects to begin drilling horizontal infill wells in the Trend during the last half of 1999.

       Beginning in 1997, the Company initiated several exploratory projects designed to reduce its dependence on Trend drilling for future production and reserve growth. These new areas include other formations in the vicinity of its core properties in east central Texas, as well as south Texas, Louisiana and Mississippi, and emphasize the development of long-life gas reserves. During 1998, the Company devoted a substantial portion of its capital expenditures to these new areas. Except for its Cotton Valley Pinnacle Reef play and certain other prospects in Louisiana, the Company has no present plans to incur any significant capital expenditures in these new areas in 1999 (see "LIQUIDITY AND CAPITAL RESOURCES - CAPITAL EXPENDITURES"). However, the Company may farmout to industry partners its position on prospects where exploratory drilling is warranted and attempt to retain a carried interest in any wells drilled.

       In late May 1999, the Company began selling gas from the J. C. Fazzino Unit #1, a Cotton Valley Pinnacle Reef discovery in Robertson County, Texas. To date, the well has produced approximately 620 MMcf of gas, net to the Company's interest.

       Based upon data obtained during post-completion operations, the Company determined that the Fazzino #1 penetrated the edge of the reef. As a result, the Company began drilling J. C. Fazzino Unit #2 in May 1999 in an attempt to penetrate the core of the reef. The Fazzino #2 was drilled to a total depth of 16,520 feet and, based on gas shows and log analysis, the Company has set production casing to attempt completion of the well. The Company expects to begin testing the well in late August 1999. Approximately 67% of the estimated $4.5 million cost to drill and complete the Fazzino #2 is being financed through a non-recourse vendor financing arrangement which permits the Company to pay participating vendors for services and materials out of a dedicated percentage of revenues from the well. Any other wells drilled in this area within the five-year term of the agreement are also subject to this vendor financing arrangement.

       During 1998 and continuing throughout the first quarter of 1999, the oil and gas industry has operated in a depressed commodity price environment. Anticipating the adverse effects that low product prices could have on its capital resources, the Company initiated efforts late in 1998 to sell its interests in two properties in order to reduce the amount of outstanding indebtedness on the Credit Facility. In January 1999, the Company sold its interests in eight non-operated oil and gas wells located in Matagorda County, Texas for $5.2 million, and sold its interests in the Jalmat Field located in Lea County, New Mexico for $12.5 million in April 1999. In the aggregate, these properties accounted for approximately 9% of the Company's 1998 annual oil and gas production on a BOE basis and 22% of the Company's estimated future net revenues (discounted at 10%) at December 31, 1998.

       A significant portion of the Company's capital expenditures during 1998 and the first six months of 1999 have been spent on acquisitions of exploratory acreage, exploratory wells which have not been completed and exploratory wells which have resulted in dry holes. Accordingly, production from wells drilled subsequent to June 30, 1998 has not been sufficient to offset the recent declines in oil and gas production attributable to the suspension of Trend drilling and the sales of producing properties. Furthermore, until these new projects are completed and establish commercial levels of production, there can be no assurance that the Company will be successful in its efforts to replace such production declines.

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

RESULTS OF OPERATIONS

       The following table sets forth certain operating information of the Company for the periods presented:


                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                          --------------------------    ---------------------------
                                                             1999           1998            1999           1998
                                                          -----------    -----------    -----------     -----------
       OIL AND GAS PRODUCTION DATA:
              Oil (MBbls)............................             476            703            949           1,496
              Gas (MMcf).............................           1,000          1,168          2,110           2,421
              MBOE (1)...............................             643            898          1,301           1,900
       AVERAGE OIL AND GAS SALES PRICES (2):
              Oil ($/Bbl)............................     $     15.77    $     16.42    $     13.51     $     16.73
              Gas ($/Mcf)............................     $      2.55    $      2.17    $      2.03     $      2.40
       OIL AND GAS COSTS ($/BOE PRODUCED):
              Lease operating expenses...............     $      4.17    $      4.08    $      4.14     $      4.03
              Oil and gas depletion..................     $      8.38    $      9.69    $      8.08     $      9.12
       NET WELLS DRILLED (3):
              Exploratory Wells......................              .4              -            1.5             2.5
              Developmental Wells....................               -             .5              -             4.4


----------------
(1) Gas is converted to barrel of oil equivalents (BOE) at the ratio of six Mcf of gas to one Bbl of oil.
(2)    Includes effects of hedging transactions.
(3)    Excludes well being drilled or completed at the end of each period.


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO JUNE 30, 1998

       REVENUES

       Oil and gas sales decreased 28% from $13.7 million in 1998 to $9.9 million in 1999 due to a 32% decline in oil production and a 14% decline in gas production. The decline in oil production was caused primarily by the Company's continued suspension, since April 1998, of its horizontal drilling program in the Trend in response to low oil prices. Gas production declined due primarily to the loss of production from two gas properties which were sold in 1999, which decline was offset in part by new production from the J. C. Fazzino Unit #1. Since the Fazzino #1 was not placed in production until May 1999, and since the Company has just recently resumed development activities in the Trend, production from drilling and completion activities subsequent to June 30, 1998 has not been sufficient to offset the recent declines in oil and gas production attributable to the suspension of Trend drilling and the sales of producing properties. Furthermore, until these wells and other exploratory projects establish and sustain commercial levels of production, there can be no assurance that the Company will be successful in its efforts to offset the decline in production.

       The Company's average price per barrel of oil declined 4% after giving effect to a $.22 per barrel loss on hedging activities in the 1999 period as compared to a $3.62 per barrel gain in the 1998 period. Average gas prices increased 18% after giving effect to a $.03 per Mcf hedging loss in the 1999 period as compared to a $.09 per Mcf loss in the 1998 period

       COSTS AND EXPENSES

       Lease operations expenses decreased 27% from $3.7 million in 1998 to $2.7 million in 1999 due primarily to a combination of cost reduction measures implemented by the Company beginning in the fourth quarter of 1998 and lower costs attributable to the sale of two gas properties in 1999. Oil and gas production on a BOE basis decreased 28% during the current quarter, causing a 2% increase in lease operations expenses on a BOE basis from $4.08 per BOE in 1998 to $4.17 per BOE in 1999.

       Exploration costs decreased 89% from $5.9 million in 1998 to $659,000 in 1999 due primarily to substantially lower dry hole costs in the 1999 period as compared to the 1998 period. Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

       Depreciation, depletion and amortization expense decreased 39% from $9 million in 1998 to $5.5 million in 1999 due primarily to a 28% decrease in oil and gas production on a BOE basis during the 1999 quarter and, to a lesser extent, to a 14% decline in the average depletion rate. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The decline in the average depletion rate per BOE from $9.69 in 1998 to $8.38 in 1999 was primarily due to higher reserve estimates attributable to improved product prices.

       General and administrative expenses remained relatively constant from 1998 to 1999. Beginning in December 1998, the Company implemented certain cost reduction measures, consisting primarily of personnel layoffs and salary reductions, in order to reduce overhead and conserve financial resources. The effects of these efforts were offset in part by the loss of certain overhead reimbursements associated with the sale of the Company's interests in the Jalmat Field in April 1999.

       INTEREST EXPENSE AND OTHER

       Interest expense increased 33% from $508,000 in 1998 to $675,000 in 1999 due primarily to higher average levels of indebtedness on the Credit Facility, offset in part by lower average interest rates. The average daily principal balance outstanding on such facility during the second quarter of 1999 was $41.4 million compared to $36.2 million in 1998. The effective annual interest rate on bank debt, including bank fees, during the 1999 quarter was 7.8% compared to 8.1% in 1998. In addition, capitalized interest was $152,000 in the 1999 quarter compared to $230,000 in 1998.

       During the second quarter of 1999, the Company recorded gains on sales of property and equipment of $8.4 million, which included a gain of $8.3 million on the sale of the Company's interest in the Jalmat Field location in Lea County, New Mexico for $12.5 million.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO JUNE 30, 1998

       REVENUES

       Oil and gas sales decreased 43% from $30.6 million in 1998 to $17.4 million in 1999 due primarily to a combination of lower oil and gas production and lower oil and gas prices. The 37% decline in oil production was caused primarily by the Company's continued suspension, since April 1998, of its horizontal drilling program in the Trend in response to low oil prices. Gas production declined 13% due primarily to the loss of production from two gas properties which were sold in 1999, which decline was offset in part by new production from the J. C. Fazzino Unit #1. Since the Fazzino #1 was not placed in production until May 1999, and since the Company has just recently resumed development activities in the Trend, production from drilling and completion activities subsequent to June 30, 1998 has not been sufficient to offset the recent declines in oil and gas production attributable to the suspension of Trend drilling and the sales of producing properties. Furthermore, until these wells and other exploratory projects establish and sustain commercial levels of production, there can be no assurance that the Company will be successful in its efforts to offset the decline in production.

       The Company's average price per barrel of oil declined 19% after giving effect to a $.21 per barrel loss on hedging activities in the 1999 period as compared to a $3.16 per barrel gain in the 1998 period. Average gas prices also declined 15% after giving effect to a $.05 per Mcf hedging loss in the 1999 period as compared to a $.13 per Mcf gain in the 1998 period.

       COSTS AND EXPENSES

       Lease operations expenses decreased 30% from $7.7 million in 1998 to $5.4 million in 1999 due primarily to a combination of cost reduction measures implemented by the Company, beginning in the fourth quarter of 1998, lower costs attributable to the sale of two gas properties in 1999, and lower production taxes resulting from significant declines in oil and gas sales. Oil and gas production on a BOE basis decreased 32% during the current quarter, causing a 3% increase in lease operations expenses on a BOE basis from $4.03 per BOE in 1998 to $4.14 per BOE in 1999.

       Exploration costs decreased 83% from $7.5 million in 1998 to $1.3 million in 1999 due primarily to a combination of substantially lower dry hole costs, impairments of unproved properties and seismic costs. Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

       Depreciation, depletion and amortization expense decreased 39% from $17.8 million in 1998 to $10.8 million in 1999 due primarily to a 32% decrease in oil and gas production on a BOE basis during the 1999 quarter and, to a lesser extent, to an 11% decline in the average depletion rate. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The decline in the average depletion rate per BOE from $9.12 in 1998 to $8.08 in 1999 was primarily due to higher reserve estimates during the second quarter of 1999 attributable to improved product prices.

       General and administrative expenses decreased 14% from $2.2 million in 1998 to $1.9 million in 1999. Beginning in December 1998, the Company implemented certain cost reduction measures, consisting primarily of personnel layoffs and salary reductions, in order to reduce overhead and conserve financial resources. The effects of these efforts were offset in part by the loss of certain overhead reimbursements associated with the sale of the Company's interests in the Jalmat Field in April 1999.

       INTEREST EXPENSE AND OTHER

       Interest expense increased 52% from $985,000 in 1998 to $1.5 million in 1999 due primarily to higher average levels of indebtedness on the Credit Facility, offset in part by lower average interest rates. The average daily principal balance outstanding on such facility during the 1999 period was $46.6 million compared to $35.5 million in 1998. The effective annual interest rate on bank debt, including bank fees, during 1999 was 7.7% compared to 8.2% in 1998. In addition, capitalized interest was $302,000 in 1999 compared to $484,000 in 1998.

       During 1999, the Company recorded gains on sales of property and equipment of $10.6 million, which included a gain of $8.3 million on the sale of the Company's interest in the Jalmat Field located in Lea County, New Mexico for $12.5 million, and a gain of $1.8 million on the sale of the Company's interest in eight non-operated gas wells in Matagorda County, Texas for $5.2 million.

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

       In March 1999, the banks established the Credit Facility borrowing base at $53 million and provided for an automatic reduction of the borrowing base to $43 million upon sale of the Company's interests in the Jalmat Field located in Lea County, New Mexico and further provided for monthly commitment reductions of $650,000 beginning in July 1999. In April 1999, the Company repaid $11.5 million of indebtedness on the Credit Facility with proceeds from the Jalmat sale. The adjusted borrowing base will remain in effect until the next scheduled borrowing base redetermination in November 1999 unless an earlier redetermination is requested by the Company.

       Although the Company had $4 million available on the Credit Facility at June 30, 1999, the monthly commitment reductions of $650,000 beginning in July 1999 will reduce the borrowing base to $39.8 million before the next redetermination. Accordingly, the Company will be required to finance most of its remaining capital expenditures for 1999 out of internally generated cash flow.

       The following discussion sets forth the Company's current plans for capital expenditures in 1999, and the expected capital resources needed to finance such plans.

CAPITAL EXPENDITURES

       The Company has increased the amount it plans to spend in 1999 on exploration and development activities from $8.4 million to $16.9 million. Approximately 75% of the increase relates to the Company's plan to resume development activities in the Trend.

       In response to improving product prices, the Company has initiated a water frac program in an attempt to accelerate its Trend oil production. To date, the Company has conducted cyclic water stimulations on 7 wells and plans to stimulate approximately 16 additional wells during the remainder of 1999. In addition, the Company presently plans to drill two infill horizontal wells during the last half of 1999. In the aggregate, the Company plans to spend approximately $7.6 million on Trend development and leasing activities, of which $1.5 million has been incurred through June 30, 1999.

       The Company also plans to spend approximately $5.3 million on exploration and leasing activities on the Cotton Valley Exploratory Project in the North Giddings Field, of which $4.1 million has been incurred through June 30, 1999. The Company has drilled the J. C. Fazzino Unit #1 and has completed construction of a gas pipeline and treatment facility. The Fazzino #1 began selling gas production in May 1999 and has produced approximately 620 MMcf of gas to date, net to the Company's interest. The Company has also drilled the J. C. Fazzino Unit #2 and expects to complete the well in late August 1999. The Fazzino #2 was drilled pursuant to a non-recourse vendor financing arrangement which permits the Company to pay participating vendors for services and materials out of a dedicated percentage of revenue from the well. Any other wells drilled in this area within the five-year term of the agreement are also subject to these vendor financing arrangements.

       The remaining $4 million of estimated 1999 capital expenditures relate to seismic, leasing and drilling costs on various exploratory prospects, primarily in Louisiana, and to development drilling costs on existing prospects in the Texas Gulf Coast region.

       The Company may increase or decrease its planned activities for 1999 depending upon drilling results, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities.

CAPITAL RESOURCES

       During the first six months of 1999, the Company generated cash flow from operating activities of $7.5 million and received proceeds from sales of property and equipment of $18.4 million. During the same period, the Company repaid $15.9 million on the Credit Facility and spent $9.3 million on capital expenditures. At June 30, 1999, the Company had $4 million available on the Credit Facility, as compared to $2.1 million at December 31, 1998.

       The Company's working capital deficit decreased from $15.8 million at December 31, 1998 to $10.2 million at June 30, 1999. The Company classified $7.8 million of its outstanding indebtedness on the Credit Facility at June 30, 1999 as a current liability based on the required levels of repayments, as compared to $15.8 million at December 31, 1998.

       During 1998 and continuing throughout the first quarter of 1999, the oil and gas industry operated in a depressed commodity price environment. The effects of low product prices on the Company's capital resources were pervasive, having contributed significantly to declines in operating cash flow and funds available on the Credit Facility. Based on recent improvements in product prices, the Company anticipates a corresponding increase in its operating cash flow during the last half of 1999. Accordingly, the Company plans to utilize the additional cash flow to finance a higher level of capital expenditures in 1999. The Company believes that its operating cash flow, along with any funds which may be available on the Credit Facility, will be adequate to fund the projected capital expenditures for 1999. However, because future cash flows and the availability of borrowings under the Credit Facility are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells, the Company's success in developing and producing new reserves, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Company's exploration program, there can be no assurance that the Company's capital resources will be sufficient to sustain the Company's exploratory and development activities.

       If the Company's operating cash flow, along with any funds which may be available on the Credit Facility, are not sufficient to fund its anticipated levels of capital expenditures, the Company may be required to seek alternative forms of capital resources, including the sale of assets and the issuance of debt or equity securities. Although the Company believes it will be able to obtain funds pursuant to one or more of these alternatives, if needed, management cannot be assured that any such capital resources will be available to the Company. If additional capital resources are needed, but the Company is unable to obtain such capital resources on a timely basis, the Company may not be able to maintain a level of liquidity sufficient to meet its obligations as they mature or maintain compliance with the required financial covenants contained in the Credit Facility.


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

OIL AND GAS PRICES

       The Company's financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company. These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. It is impossible to predict future oil and gas prices with any degree of certainty. Sustained weakness in oil and gas prices may adversely affect the Company's financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that the Company can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can have an adverse affect on the Company's ability to obtain capital for its exploration and development activities. Similarly, any improvements in oil and gas prices can have a favorable impact on the Company's financial condition, results of operations and capital resources. Based on the Company's volume of oil and gas production for the six months ended June 30, 1999, a $1 change in the price per barrel of oil and a $.10 change in the price per Mcf of gas would result in an aggregate change in gross revenues of approximately $1.2 million.

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

       During 1998 and continuing throughout the first half of 1999, the oil and gas industry has operated in a depressed commodity price environment. Oil prices during the first quarter of 1999 fell to their lowest levels in history when adjusted for inflation. Although oil and gas prices have improved significantly since April 1999, the commodity futures market remains somewhat volatile and continues to reflect the uncertainties that exist regarding near-term supply of and demand for oil and gas. In November 1997, the Company entered into swap arrangements on a significant portion of its 1998 oil production and realized a gain of $8.8 million in 1998 on oil hedges. In addition, the Company hedged a portion of its 1998 gas production at various times beginning in November 1997 and realized net gains of $1.1 million in 1998 on gas hedges. As prices declined throughout 1998, the prices at which the Company could hedge its 1999 production were generally considered by the Company to be too low to effectively mitigate the downside pricing risks. However, in December 1998, the Company purchased a floor on 800,000 barrels of oil production from January 1999 through June 1999 at a price of $10.00 per barrel and hedged an aggregate of 750,000 MMBtu of gas production from January 1999 through June 1999. The gas hedge was subsequently terminated at an aggregate loss of $102,000. The Company does not have any open hedge positions as of June 30, 1999. The Company plans to enter into additional hedging arrangements when and if the market prices for future oil and gas production improve to favorable levels based on management's analysis of price expectations.

INTEREST RATES

       All of the Company's outstanding indebtedness at June 30, 1999 is subject to market rates of interest as determined from time to time by the banks pursuant to the Credit Facility. See "CAPITAL RESOURCES". The Company may designate borrowings under the Credit Facility as either "Base Rate Loans" or "Eurodollar Loans." Base Rate Loans bear interest at a fluctuating rate that is linked to the discount rates established by the Federal Reserve Board. Eurodollar Loans bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these interest rates can have an adverse impact on the Company's results of operations and cash flow. Although various financial instruments are available to hedge the effects of changes in interest rates, the Company does not consider the risk to be significant and has not entered into any interest rate hedging transactions. Based on the Company's outstanding indebtedness at June 30, 1999 of $39 million, a change in interest rates of 25 basis points would affect annual interest payments by approximately $98,000.

                          PART II. OTHER INFORMATION

ITEM 6 -      EXHIBITS AND REPORTS ON FORM 8-K

       EXHIBITS

               EXHIBIT
               NUMBER                                  DESCRIPTION


                27         Financial Data Schedule



       REPORTS ON FORM 8-K

           No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                          CLAYTON WILLIAMS ENERGY, INC.
                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                             CLAYTON WILLIAMS ENERGY, INC.



Date:         August 12, 1999        By:     /S/ L. Paul Latham
                                             -----------------------------------
                                             L. Paul Latham
                                             Executive Vice President and Chief
                                               Operating Officer






Date:         August 12, 1999        By:     /S/ Mel G. Riggs
                                             -----------------------------------
                                             Mel G. Riggs
                                             Senior Vice President and Chief
                                               Financial Officer