Form 10-Q
period 1999-09-30
CLAYTON WILLIAMS ENERGY INC /DE
filed 1999-11-12
CIK 880115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     /XX/
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       or

     /  /

                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the transition period from ______to ______

                           COMMISSION FILE NO. 0-20838

                         CLAYTON WILLIAMS ENERGY, INC.
            --------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                    DELAWARE                               75-2396863
              --------------------                      -----------------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification Number)


   6 DESTA DRIVE, SUITE 6500, MIDLAND, TEXAS                79705-5510
   -----------------------------------------             ----------------
    (Address of principal executive offices)                (Zip code)


      Registrant's Telephone Number, including area code:   (915) 682-6324

                                 Not applicable
                -----------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF
                          NOVEMBER 9, 1999.....9,106,631.

                          CLAYTON WILLIAMS ENERGY, INC.
                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                                  Page
                                                                                                  ----
ITEM 1.       FINANCIAL STATEMENTS

              Consolidated Balance Sheets as of September 30, 1999
                and December 31, 1998...........................................................    3

              Consolidated Statements of Operations for the three months and nine
                 months ended September 30, 1999 and 1998.......................................    4

              Consolidated Statements of Cash Flows for the nine months
                ended September 30, 1999 and 1998...............................................    5

              Notes to Consolidated Financial Statements........................................    6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.............................................    9

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS........................   17


                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K..................................................   19


                          CLAYTON WILLIAMS ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                     ASSETS

                                                                             SEPTEMBER 30,         DECEMBER 31,
                                                                                 1999                  1998
                                                                           ---------------       ---------------
                                                                              (UNAUDITED)
CURRENT ASSETS
   Cash and cash equivalents.............................................  $        5,347        $        1,424
   Accounts receivable:
     Trade, net..........................................................           1,724                 6,782
     Affiliates..........................................................           1,042                   244
     Oil and gas sales...................................................           8,503                 3,628
   Inventory.............................................................             896                 1,230
   Property held for resale..............................................            -                    7,521
   Other.................................................................             343                   482
                                                                           ---------------       ---------------
                                                                                   17,855                21,311
                                                                           ---------------       ---------------
PROPERTY AND EQUIPMENT
   Oil and gas properties, successful efforts method.....................         430,996               424,360
   Natural gas gathering and processing systems..........................           9,851                 8,292
   Other.................................................................          10,174                10,480
                                                                           ---------------       ---------------
                                                                                  451,021               443,132
   Less accumulated depreciation, depletion and amortization.............        (359,088)             (343,857)
                                                                           ---------------       ---------------
     Property and equipment, net.........................................          91,933                99,275
                                                                           ---------------       ---------------
OTHER ASSETS.............................................................              60                    67
                                                                           ---------------       ---------------
                                                                           $      109,848        $      120,653
                                                                           ================      ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable:
     Trade...............................................................  $        9,045        $       16,384
     Affiliates..........................................................              54                    65
     Oil and gas sales...................................................           6,538                 3,433
   Current maturities of long-term debt..................................           7,800                15,800
   Accrued liabilities and other.........................................             882                 1,477
                                                                           ---------------       ---------------
                                                                                   24,319                37,159
                                                                           ---------------       ---------------
LONG-TERM DEBT...........................................................          31,200                39,100
                                                                           ---------------       ---------------
STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per share; authorized - 3,000,000
    shares; issued and outstanding - none................................             -                     -
   Common stock, par value $.10 per share; authorized - 15,000,000 shares; issued - 8,991,437 shares in 1999 and 8,937,561
    shares in 1998.......................................................             899                   894
   Additional paid-in capital............................................          70,015                69,744
   Retained deficit......................................................         (16,585)              (26,244)
                                                                           ---------------       ---------------
                                                                                   54,329                44,394
                                                                           ---------------       ---------------
                                                                           $      109,848        $      120,653
                                                                           ================      ================


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE)


                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                 -------------------------------    -------------------------------
                                                     1999              1998             1999              1998
                                                 -------------    --------------    -------------    --------------
REVENUES
   Oil and gas sales...........................  $     12,675     $     11,479      $     30,105     $      42,044
   Natural gas services........................         1,061              905             2,737             2,953
                                                 -------------    --------------    -------------    --------------
     Total revenues............................        13,736           12,384            32,842            44,997
                                                 -------------    --------------    -------------    --------------

COSTS AND EXPENSES
   Lease operations............................         2,898            3,251             8,286            10,903
   Exploration:
     Abandonments and impairments..............         1,237            1,760             2,131             7,236
     Seismic and other.........................           451              823               828             2,872
   Natural gas services........................           857              806             2,313             2,515
   Depreciation, depletion and amortization....         5,081            6,881            15,921            24,707
   General and administrative..................           703              868             2,574             3,040
                                                 -------------    --------------    -------------    --------------
     Total costs and expenses..................        11,227           14,389            32,053            51,273
                                                 -------------    --------------    -------------    --------------
     Operating income (loss)...................         2,509           (2,005)              789            (6,276)
                                                 -------------    --------------    -------------    --------------

OTHER INCOME (EXPENSE)
   Interest expense............................          (685)            (554)           (2,162)           (1,539)
   Gain on sales of property and equipment.....            21               20            10,614                33
   Other.......................................            51              114               418               123
                                                 -------------    --------------    -------------    --------------
     Total other income (expense)..............          (613)            (420)            8,870            (1,383)
                                                 -------------    --------------    -------------    --------------
INCOME (LOSS) BEFORE INCOME TAXES..............         1,896           (2,425)            9,659            (7,659)

INCOME TAX EXPENSE.............................          -                -                -                  -
                                                 -------------    --------------    -------------    --------------
NET INCOME (LOSS)..............................  $      1,896     $     (2,425)     $      9,659     $      (7,659)
                                                 =============    ==============    =============    ==============
Net income (loss) per common share:
   Basic.......................................  $        .21     $       (.27)     $       1.08     $       (.86)
                                                 =============    ==============    =============    ==============
   Diluted.....................................  $        .20     $       (.27)     $       1.05     $       (.86)
                                                 =============    ==============    =============    ==============
Weighted average common shares outstanding:
   Basic.......................................         8,986            8,907             8,971             8,897
                                                 =============    ==============    =============    ==============
   Diluted.....................................         9,288            8,907             9,171             8,897
                                                 =============    ==============    =============    ==============


             The accompanying notes are an integral part of these
                     consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                  ------------------------------
                                                                                      1999              1998
                                                                                  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)..........................................................  $      9,659     $     (7,659)
     Adjustments to reconcile net income (loss) to cash provided by operating activities:
         Depreciation, depletion and amortization...............................        15,921           24,707
         Exploration costs......................................................         2,131            7,236
         Gain on sales of property and equipment................................       (10,614)             (33)
         Other..................................................................           204              269
     Changes in operating working capital:
         Accounts receivable....................................................          (615)            5,012
         Accounts payable.......................................................        (1,574)           (1,642)
         Other..................................................................          (115)              856
                                                                                  -------------    -------------
              Net cash provided by operating activities.........................        14,997           28,746
                                                                                  -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment........................................       (13,732)          (38,170)
     Proceeds from sales of property and equipment..............................        18,486                79
                                                                                  -------------    -------------
              Net cash provided by (used in) investing activities...............         4,754          (38,091)
                                                                                  -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term debt...............................................          -               9,600
     Repayments of long-term debt...............................................       (15,900)                -
     Proceeds from sale of common stock.........................................            72                7
                                                                                  -------------    -------------
              Net cash provided by (used in) financing activities...............       (15,828)            9,607
                                                                                  -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................         3,923              262
CASH AND CASH EQUIVALENTS
     Beginning of period........................................................         1,424            2,150
                                                                                  -------------    -------------
     End of period..............................................................  $      5,347     $      2,412
                                                                                  =============    =============
SUPPLEMENTAL DISCLOSURES
     Cash paid for interest, net of amounts capitalized.........................  $      2,264     $      1,496
                                                                                  =============    =============


               The accompanying notes are an integral part of these
                         consolidated financial statements.

                           CLAYTON WILLIAMS ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

1.     NATURE OF OPERATIONS

       Clayton Williams Energy, Inc. and its subsidiaries (collectively, the "Company") is an independent oil and gas company engaged in the exploration for and development and production of oil and natural gas primarily in South and East Texas, the Texas Gulf Coast, Louisiana, Southeastern New Mexico and Mississippi.

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

       In the opinion of management, the Company's unaudited consolidated financial statements as of September 30, 1999 and for the interim periods ended September 30, 1999 and 1998 include all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation in accordance with generally accepted accounting principles. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

3.     LONG-TERM DEBT

       Long-term debt consists of the following:


                                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                                 1999                1998
                                                                           ---------------     ---------------
                                                                                      (IN THOUSANDS)
       Secured Bank Credit Facility (matures July 31, 2001)..............  $       39,000      $       54,900
       Less current maturities...........................................          (7,800)            (15,800)
                                                                           ---------------     --------------
                                                                           $       31,200      $       39,100
                                                                           ===============     ==============


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

       As of September 30, 1999, the borrowing base established by the banks was $41.05 million and requires monthly commitment reductions of $650,000.
The Company has requested an increase in the borrowing base, and the banks are presently evaluating the underlying oil and gas reserves in order to establish a new borrowing base to be effective on or before November 30, 1999.

       All outstanding balances on the Credit Facility may be designated, at the Company's option, as either "Base Rate Loans" or "Eurodollar Loans" (as defined in the loan agreement), provided that not more than two Eurodollar traunches may be outstanding at any time. Base Rate Loans bear interest at the fluctuating Base Rate plus a Base Rate Margin ranging from 0% to 3/8% per annum, depending on levels of outstanding advances and letters of credit. Eurodollar Loans bear interest at the LIBOR rate plus a Eurodollar Margin ranging from 1.75% to 2.5% per annum. At September 30, 1999, the Company's indebtedness under the Credit Facility consisted of $39 million of Eurodollar Loans at a rate of 7.9%.

       In addition, the Company pays the banks a commitment fee equal to 1/4% per annum on the unused portion of the revolving loan commitment. Interest on the revolving loan and commitment fees are payable quarterly, and all outstanding principal and interest will be due July 31, 2001.

       The loan agreement contains financial covenants that are computed quarterly and require the Company to maintain minimum levels of working capital, cash flow and net tangible assets. The Company was in compliance with all of the financial covenants at September 30, 1999.

4.     STOCK COMPENSATION PLANS

       In May 1995, the Company's Board of Directors adopted the Executive Incentive Stock Compensation Plan, permitting the Company to pay all or part of selected executives' salaries in shares of common stock in lieu of cash. The Company reserved 500,000 shares of common stock for issuance under this plan. During the nine months ended September 30, 1999, the Company issued 31,715 shares of common stock to one officer in lieu of cash compensation aggregating $193,708. Subsequent to September 30, 1999, the Company issued an additional 3,631 shares to the same officer in lieu of cash compensation aggregating $46,802. The amounts of such compensation are included in general and administrative expense in the accompanying consolidated financial statements.

5.     FORWARD SALE TRANSACTIONS

       From time to time, the Company utilizes forward sale and other financial option arrangements, such as swaps and collars, to reduce price risks on the sale of its oil and gas production. The Company accounts for such arrangements as hedging activities and, accordingly, records all realized gains and losses as oil and gas revenues in the period the hedged production is sold. Included in oil and gas revenues during the nine month periods ended September 30, 1999 and 1998 are losses totaling $309,000 and net gains totaling $7,228,000 (comprised of gains of $7,381,000, partially offset by losses of $153,000), respectively.

6.     PROPERTY SALES

       In January 1999, the Company completed the sale of its interests in eight non-operated oil and gas wells located in Matagorda County, Texas for $5.2 million resulting in a gain of $1.8 million. In April 1999, the Company also sold its interests in the Jalmat Field located in Lea County, New Mexico for $12.5 million and recorded a gain of $8.3 million.

7.     INCOME TAXES

       No provisions for income tax expense were required during the periods presented since the Company has net operating loss carryforwards available to offset any taxable income generated during such periods. Due to the uncertainty of realizing the related future benefits from these tax loss carryforwards, valuation allowances were recorded at September 30, 1999 and 1998 to the extent net deferred tax assets exceed net deferred tax liabilities.

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

       The following discussion is intended to assist in understanding the Company's historical consolidated financial position at September 30, 1999 and results of operations and cash flows for the periods ended September 30, 1999 and 1998. This discussion should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1998 and the consolidated financial statements and notes thereto included in this Form 10-Q.

OVERVIEW

       Prior to 1998, the Company and its predecessors concentrated their drilling activities in the Cretaceous Trend (the "Trend") which extends from South Texas through East Texas, Louisiana and other southern states and includes the Austin Chalk, Buda and Georgetown formations. Oil and gas production in the Trend is generally characterized by a high initial production rate, followed by a steep rate of decline. In order to maintain its oil and gas reserve base, production levels and cash flow from operations, the Company is required to maintain or increase its level of drilling activity and achieve comparable or improved results from such activities. However, weak product prices caused the Company to suspend its Trend drilling activities in April 1998. In response to recent improvements in oil and gas prices, the Company initiated a water frac program in June 1999 in an attempt to accelerate its Trend oil production. The Company has conducted cyclic water stimulation treatments on 15 wells to date, and plans to stimulate approximately 16 other Austin Chalk wells by the end of the first quarter of 2000. Daily production rates from the first 12 completed stimulations have increased by an average of approximately 100 barrels of oil per day over pre-stimulation levels. The Company is also currently drilling two horizontal Austin Chalk wells in the Trend, and anticipates drilling additional horizontal wells in this area on a well-by-well basis for the remainder of 1999.

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

       In late May 1999, the Company began selling gas from the J. C. Fazzino Unit #1, a Cotton Valley Pinnacle Reef discovery in Robertson County, Texas. To date, the well has produced approximately 1 Bcf of gas, net to the Company's interest.

       Based upon data obtained during post-completion operations, the Company determined that the Fazzino #1 penetrated the edge of the reef. As a result, the Company drilled the J. C. Fazzino Unit #2 in an effort to penetrate the core of the reef. To date, the Company has treated approximately 550 feet of the reef and has seen encouraging gas flow rates. The Company plans to perforate and stimulate the final section of the reef in November 1999, and then place the well on production. Approximately 67% of the estimated $6.5 million cost to drill and complete the Fazzino #2 is being financed through a non-recourse vendor financing arrangement which permits the Company to pay participating vendors for services and materials out of a dedicated percentage of revenues from the well.

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

       A significant portion of the Company's capital expenditures during 1998 and the first nine months of 1999 have been spent on acquisitions of exploratory acreage, exploratory wells with limited production history, and exploratory wells which have resulted in dry holes. Accordingly, production from wells drilled subsequent to September 30, 1998 has not been sufficient to offset the recent declines in oil and gas production attributable to the temporary suspension of Trend drilling and the sales of producing properties. Furthermore, until these new projects are completed and establish commercial levels of production, there can be no assurance that the Company will be successful in its efforts to replace such production declines.

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

RESULTS OF OPERATIONS

       The following table sets forth certain operating information of the Company for the periods presented:


                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                   ---------------------------   ---------------------------
                                                      1999            1998           1999           1998
                                                   -----------     -----------   ------------    -----------
OIL AND GAS PRODUCTION DATA:
       Oil (MBbls)............................             449            570          1,398           2,066
       Gas (MMcf).............................           1,158          1,250          3,268           3,671
       MBOE (1)...............................             642            778          1,943           2,678
AVERAGE OIL AND GAS SALES PRICES (2):
       Oil ($/Bbl)............................     $     20.23    $     15.32    $     15.67     $     16.34
       Gas ($/Mcf)............................     $      2.88    $      2.35    $      2.33     $      2.38
OIL AND GAS COSTS ($/BOE PRODUCED):
       Lease operating expenses...............     $      4.51    $      4.18    $      4.26     $      4.07
       Oil and gas depletion..................     $      7.51    $      8.59    $      7.90     $      8.96
NET WELLS DRILLED (3):
       Exploratory Wells......................              .6            2.7            2.1             5.2
       Developmental Wells....................               -              -              -             4.4


-------------

(1) Gas is converted to barrel of oil equivalents (BOE) at the ratio of six Mcf of gas to one Bbl of oil.
(2)    Includes effects of hedging transactions.
(3)    Excludes wells being drilled or completed at the end of each period.


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SEPTEMBER 30, 1998

       REVENUES

       Oil and gas sales increased 10% from $11.5 million in 1998 to $12.7 million in 1999 due primarily to significant increases in oil and gas prices, offset in part by a 21% decline in oil production and a 7% decline in gas production. The decline in oil production was caused primarily by the suspension of horizontal drilling activities in the Trend from April 1998 to October 1999 in response to unfavorable oil prices. Gas production declined due primarily to the loss of production from two gas properties sold in 1999, offset in part by new production from the Cotton Valley Pinnacle Reef area. Since the Fazzino #2 well is still in the completion and testing phase of operations, and since the Company has just recently resumed development activities in the Trend, production from drilling and completion activities subsequent to September 30, 1998 has not been sufficient to offset the decline in oil and gas production attributable to the suspension of Trend drilling and the sales of producing properties. Furthermore, until these wells and other exploratory projects establish and sustain commercial levels of production, there can be no assurance that the Company will be successful in its efforts to offset the decline in production.

       The Company's average price per barrel of oil increased 32% after giving effect to a $3.54 per barrel gain on hedging activities in the 1998 period. Average gas prices increased 23% after giving effect to a $.21 per Mcf gain in the 1998 period.

       COSTS AND EXPENSES

       Lease operations expenses decreased 12% from $3.3 million in 1998 to $2.9 million in 1999 due primarily to a combination of cost reduction measures implemented by the Company beginning in the fourth quarter of 1998 and lower costs attributable to the sale of two gas properties in 1999. Oil and gas production on a BOE basis decreased 17% during the current quarter, causing an 8% increase in lease operations expenses on a BOE basis from $4.18 per BOE in 1998 to $4.51 per BOE in 1999.

       Exploration costs decreased 35% from $2.6 million in 1998 to $1.7 million in 1999 due primarily to substantially lower dry hole costs and seismic costs in the 1999 period as compared to the 1998 period. Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

       Depreciation, depletion and amortization expense decreased 26% from $6.9 million in 1998 to $5.1 million in 1999 due primarily to a 17% decrease in oil and gas production on a BOE basis during the 1999 quarter and, to a lesser extent, to a 13% decline in the average depletion rate. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The decline in the average depletion rate per BOE from $8.59 in 1998 to $7.51 in 1999 was primarily due to higher reserve estimates attributable to improved product prices.

       General and administrative expenses declined 19% from $868,000 in 1998 to $703,000 in 1999. Beginning in December 1998, the Company implemented certain cost reduction measures, consisting primarily of personnel layoffs and salary reductions, in order to reduce overhead and conserve financial resources. The effects of these efforts were offset in part by the loss of certain overhead reimbursements associated with the sale of the Company's interests in the Jalmat Field in April 1999.

       INTEREST EXPENSE AND OTHER

       Interest expense increased 24% from $554,000 in 1998 to $685,000 in 1999 due primarily to a decrease in capitalized interest from $333,000 in the 1998 period to $145,000 in the 1999 period. Gross interest expense (before capitalization) decreased slightly due primarily to lower average levels of indebtedness on the Credit Facility. The average daily principal balance outstanding on such facility during the third quarter of 1999 was $39.7 million compared to $41.9 million in 1998. The effective annual interest rate on bank debt, including bank fees, during the 1999 quarter was 8.2%, which was comparable to the 1998 rate.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SEPTEMBER 30, 1998

       REVENUES

       Oil and gas sales decreased 28% from $42 million in 1998 to $30.1 million in 1999 due primarily to lower oil and gas production and, to a lesser extent, lower oil and gas prices. The 32% decline in oil production was caused primarily by the suspension of horizontal drilling activities in the Trend from April 1998 to October 1999 in response to unfavorable oil prices. Gas production declined 11% due primarily to the loss of production from two gas properties sold in 1999, offset in part by new production from the Cotton Valley Pinnacle Reef area. Since the Fazzino #2 well is still in the completion and testing phase of operations, and since the Company has just recently resumed development activities in the Trend, production from drilling and completion activities subsequent to September 30, 1998 has not been sufficient to offset the recent declines in oil and gas production attributable to the suspension of Trend drilling and the sales of producing properties. Furthermore, until these wells and other exploratory projects establish and sustain commercial levels of production, there can be no assurance that the Company will be successful in its efforts to offset the decline in production.

       The Company's average price per barrel of oil declined 4% after giving effect to a $.14 per barrel loss on hedging activities in the 1999 period as compared to a $3.26 per barrel gain in the 1998 period. Average gas prices also declined 2% after giving effect to a $.03 per Mcf hedging loss in the 1999 period as compared to a $.16 per Mcf gain in the 1998 period.

       COSTS AND EXPENSES

       Lease operations expenses decreased 24% from $10.9 million in 1998 to $8.3 million in 1999 due primarily to a combination of cost reduction measures implemented by the Company, beginning in the fourth quarter of 1998, and lower costs attributable to the sale of two gas properties in 1999. Oil and gas production on a BOE basis decreased 27% during the current period, causing a 5% increase in lease operations expenses on a BOE basis from $4.07 per BOE in 1998 to $4.26 per BOE in 1999.

       Exploration costs decreased 70% from $10.1 million in 1998 to $3 million in 1999 due primarily to a combination of substantially lower dry hole costs, impairments of unproved properties and seismic costs. Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

       Depreciation, depletion and amortization expense decreased 36% from $24.7 million in 1998 to $15.9 million in 1999 due primarily to a 27% decrease in oil and gas production on a BOE basis during the 1999 period and, to a lesser extent, to a 12% decline in the average depletion rate. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The decline in the average depletion rate per BOE from $8.96 in 1998 to $7.90 in 1999 was primarily due to higher reserve estimates during the second and third quarter of 1999 attributable to improved product prices.

       General and administrative expenses decreased 13% from $3 million in 1998 to $2.6 million in 1999. Beginning in December 1998, the Company implemented certain cost reduction measures, consisting primarily of personnel layoffs and salary reductions, in order to reduce overhead and conserve financial resources. The effects of these efforts were offset in part by the loss of certain overhead reimbursements associated with the sale of the Company's interests in the Jalmat Field in April 1999.

       INTEREST EXPENSE AND OTHER

       Interest expense increased 47% from $1.5 million in 1998 to $2.2 million in 1999 due primarily to a combination of higher average levels of indebtedness on the Credit Facility and a decrease in capitalized interest from $817,000 in the 1998 period to $447,000 in the 1999 period. The average daily principal balance outstanding on the Credit Facility during the 1999 period was $44.3 million compared to $37.7 million in 1998. The effective annual interest rate on bank debt, including bank fees, during 1999 was 7.8% compared to 8.2% in 1998.

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

       Although the Company had approximately $2 million available on the Credit Facility at September 30, 1999, the monthly commitment reductions of $650,000 will reduce the borrowing base to $39.8 million at November 30, 1999. The Company has requested an increase in the borrowing base, and the banks are presently evaluating the underlying oil and gas reserves in order to establish a new borrowing base to be effective on or before November 30, 1999. Depending on the amount of the adjusted borrowing base, the Company may be required to finance a significant portion of its remaining capital expenditures for 1999 out of internally generated cash flow.

       The following discussion sets forth the Company's current plans for capital expenditures in 1999, and the expected capital resources needed to finance such plans.

CAPITAL EXPENDITURES

       During the third quarter of 1999, the Company increased the amount it plans to spend in 1999 on exploration and development activities from $16.9 million to $21.3 million, of which $11.4 million has been incurred through September 30, 1999. Approximately 50% of the increase relates to additional activities in the Company's Cotton Valley Pinnacle Reef play, and approximately 25% is attributable to the generation of certain exploratory prospects in Louisiana.

       In response to improving product prices, the Company has initiated a water frac program in an attempt to accelerate its Trend oil production. To date, the Company has conducted cyclic water stimulations on 15 wells and plans to stimulate approximately 8 additional wells during the remainder of 1999. In addition, the Company is currently drilling two horizontal Austin Chalk wells and anticipates drilling additional horizontal wells in this area on a well-by-well basis for the remainder of 1999. In the aggregate, the Company plans to spend approximately $8 million on Trend development and leasing activities, of which $3 million has been incurred through September 30, 1999.

       The Company also plans to spend approximately $7.8 million on exploration and leasing activities on the Cotton Valley Exploratory Project in the North Giddings Field, of which $5.5 million has been incurred through September 30, 1999. The Company has drilled two wells on one of several Cotton Valley Pinnacle Reef anomalies identified by a 3-D seismic survey conducted in this area in 1997. The J. C. Fazzino Unit #1 was completed in March 1999, and the J. C. Fazzino Unit #2 is currently being completed.

       The Fazzino #2 is being drilled and completed pursuant to a non-recourse vendor financing arrangement which permits the Company to pay participating vendors for services and materials out of a dedicated percentage of revenue from the well. Under the terms of the agreement, the Company will initially retain a net revenue interest of approximately 40% in the production attributable to the Fazzino #2. Once the vendors have recouped the face value of their respective invoices attributable to all wells drilled pursuant to this agreement, plus an agreed-upon rate of return as set forth in the agreement, the Company's net revenue interest in the Fazzino #2 will revert to approximately 80%.

       The Company completed construction of a gas pipeline and treatment facility in May 1999. Although the pipeline can transport up to 100,000 Mcf of gas daily, the existing treatment facility can only process up to 15,000 Mcf daily. The Company has begun constructing an additional treatment facility with a 70,000 Mcf per day capacity at an estimated cost of $3 million. The plant is expected to be completed late in the first quarter of 2000. While the Fazzino #2 is being completed, the Company is producing the Fazzino #1 at a current rate of approximately 11,000 Mcf per day. Once the Fazzino #2 is placed into production, the Company may have to shut-in or curtail production from the Fazzino #1 pending completion of the new treatment facility.

       During the third quarter of 1999, the Company completed its interpretation of a 3-D seismic survey conducted in southwestern Louisiana. Based on this survey, the Company has generated seven prospects on which to conduct exploratory drilling. The Company plans to spend approximately $3 million in Louisiana on seismic, leasing and exploratory drilling activities in 1999, of which $1.1 million has been incurred through September 30, 1999.

       The remaining $2.5 million of estimated 1999 capital expenditures, of which $1.8 million has been incurred through September 30, 1999, relate to seismic, leasing and drilling costs on various exploratory prospects, primarily in South and West Texas, and to development drilling costs on existing prospects in the Texas Gulf Coast region.

       The Company may increase or decrease its planned activities for 1999 depending upon drilling results, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities.

CAPITAL RESOURCES

       During the first nine months of 1999, the Company generated cash flow from operating activities of $15 million and received proceeds from sales of property and equipment of $18.5 million. During the same period, the Company repaid $15.9 million on the Credit Facility and spent $13.7 million on capital expenditures. At September 30, 1999, the Company had approximately $2 million available on the Credit Facility, as compared to $2.1 million at December 31, 1998.

       The Company's working capital deficit decreased from $15.8 million at December 31, 1998 to $6.5 million at September 30, 1999. The Company classified $7.8 million of its outstanding indebtedness on the Credit Facility at September 30, 1999 as a current liability based on the required levels of repayments, as compared to $15.8 million at December 31, 1998.

       During 1998 and continuing throughout the first quarter of 1999, the oil and gas industry operated in a depressed commodity price environment. The effects of low product prices on the Company's capital resources were pervasive and contributed significantly to declines in operating cash flow and funds available on the Credit Facility. Recent improvements in product prices have generated significant increases in operating cash flow. Accordingly, the Company plans to utilize the additional cash flow to finance higher levels of capital expenditures than originally projected for 1999. The Company believes that its operating cash flow, along with any funds which may be available on the Credit Facility, will be adequate to fund the projected capital expenditures for 1999. However, because future cash flows and the availability of borrowings under the Credit Facility are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells, the Company's success in developing and producing new reserves, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Company's exploration program, there can be no assurance that the Company's capital resources will be sufficient to sustain the Company's exploratory and development activities.

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

       The Company has also undertaken to monitor the compliance efforts of purchasers, vendors, contractors and other third parties ("Third Party Providers") with whom it does business and whose computer-based systems and/or embedded technology equipment interface with those of the Company to ensure that operations will not be adversely affected by the Year 2000 compliance problems of others. There can be no assurance that there will not be an adverse effect on the Company if Third Party Providers do not convert their respective systems in a timely manner and in a way that is compatible with the Company's information systems and embedded technology equipment. However, management believes that ongoing communication with and assessment of the compliance efforts and status of Third Party Providers will minimize these risks. To date, the Company has been satisfied with the ability of all significant Third Party Providers to be Year 2000 compliant on or before December 31, 1999. If it is subsequently determined that a Third Party Provider has failed to take the necessary action to become compliant, the Company is confident that an alternative Third Party Provider can be selected without any material adverse effect on the Company's operations.

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

OIL AND GAS PRICES

       The Company's financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company. These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. It is impossible to predict future oil and gas prices with any degree of certainty. Sustained weakness in oil and gas prices may adversely affect the Company's financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that the Company can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can have an adverse affect on the Company's ability to obtain capital for its exploration and development activities. Similarly, any improvements in oil and gas prices can have a favorable impact on the Company's financial condition, results of operations and capital resources. Based on the Company's volume of oil and gas production for the nine months ended September 30, 1999, a $1 change in the price per barrel of oil and a $.10 change in the price per Mcf of gas would result in an aggregate change in gross revenues of approximately $1.7 million during the nine month period.

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

       During 1998 and continuing throughout the first quarter of 1999, the oil and gas industry operated in a depressed commodity price environment. Oil prices during the first quarter of 1999 fell to their lowest levels in history when adjusted for inflation. Although oil and gas prices have improved significantly since April 1999, the commodity futures market remains somewhat volatile and continues to reflect the uncertainties that exist regarding near-term supply of and demand for oil and gas. In November 1997, the Company entered into swap arrangements on a significant portion of its 1998 oil production and realized a gain of $8.8 million in 1998 on oil hedges. In addition, the Company hedged a portion of its 1998 gas production at various times beginning in November 1997 and realized net gains of $1.1 million in 1998 on gas hedges. As prices declined throughout 1998, the prices at which the Company could hedge its 1999 production were generally considered by the Company to be too low to effectively mitigate the downside pricing risks. However, in December 1998, the Company purchased a floor on 800,000 barrels of oil production from January 1999 through June 1999 at a price of $10.00 per barrel and hedged an aggregate of 750,000 MMBtu of gas production from January 1999 through June 1999. The gas hedge was subsequently terminated at an aggregate loss of $102,000. The Company does not have any open hedge positions as of September 30, 1999. The Company plans to enter into additional hedging arrangements when and if the market prices for future oil and gas production improve to favorable levels based on management's analysis of price expectations.

INTEREST RATES

       All of the Company's outstanding indebtedness at September 30, 1999 is subject to market rates of interest as determined from time to time by the banks pursuant to the Credit Facility. See "CAPITAL RESOURCES". The Company may designate borrowings under the Credit Facility as either "Base Rate Loans" or "Eurodollar Loans." Base Rate Loans bear interest at a fluctuating rate that is linked to the discount rates established by the Federal Reserve Board. Eurodollar Loans bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these interest rates can have an adverse impact on the Company's results of operations and cash flow. Although various financial instruments are available to hedge the effects of changes in interest rates, the Company does not consider the risk to be significant and has not entered into any interest rate hedging transactions. Based on the Company's outstanding indebtedness at September 30, 1999 of $39 million, a change in interest rates of 25 basis points would affect annual interest payments by approximately $98,000.

                           PART II. OTHER INFORMATION

ITEM 6 -      EXHIBITS AND REPORTS ON FORM 8-K

       EXHIBITS


               EXHIBIT
               NUMBER                        DESCRIPTION
              ---------      ---------------------------------------------------
               10.1          Third Amendment to Sixth Restated Loan Agreement
                             dated as of August 25, 1999, among Clayton Williams
                             Energy, Inc., Warrior Gas Co., CWEI Acquisitions,
                             Inc., Bank One Texas, N.A., Paribas, and Union Bank
                             of California, N.A.

                27           Financial Data Schedule



       REPORTS ON FORM 8-K

           No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                          CLAYTON WILLIAMS ENERGY, INC.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                     CLAYTON WILLIAMS ENERGY, INC.



Date:   November 12, 1999       By:  /s/ L. Paul Latham
                                     ----------------------------------
                                     L. Paul Latham
                                     Executive Vice President and Chief
                                       Operating Officer




Date:   November 12, 1999       By:  /s/ Mel G. Riggs
                                     ----------------------------------
                                     Mel G. Riggs
                                     Senior Vice President and Chief
                                       Financial Officer