Form 10-K
period 1999-12-31
CLAYTON WILLIAMS ENERGY INC /DE
filed 2000-03-28
CIK 880115

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

      (Mark One)

         |X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

         |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____________ to

                         Commission File Number 0-20838
                                                -------

                          CLAYTON WILLIAMS ENERGY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             75-2396863
-------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

      Six Desta Drive - Suite 6500
             Midland, Texas                                      79705-5510
----------------------------------------                    -------------------
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

                          Common Stock - $.10 Par Value
           ----------------------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the outstanding Common Stock, $.10 par value, of the registrant held by non-affiliates of the registrant as of March 22, 2000, based on the closing price as quoted on the Nasdaq Stock Market's National Market as of the close of business on said date, was $65,489,076.

      There were 9,176,199 shares of Common Stock, $.10 par value, of the registrant outstanding as of March 22, 2000.

      Documents incorporated by reference:

(1) The information required by Part III of Form 10-K is found in the registrant's definitive Proxy Statement which will be filed with the Commission not later than April 30, 2000. Such portions of the registrant's definitive Proxy Statement are incorporated herein by reference.

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

General

      Clayton Williams Energy, Inc. and its subsidiaries (the "Company") is an independent oil and gas company engaged in the exploration for and development and production of oil and natural gas primarily in Texas, Louisiana and New Mexico. A significant portion of the Company's proved oil and gas reserves are concentrated in the Cretaceous Trend (the "Trend"), which extends from south Texas through east Texas, Louisiana and other southern states and includes the Austin Chalk, Buda, and Georgetown formations. Although low oil prices caused the Company to temporarily suspend Trend drilling activities from April 1998 through September 1999, the Company is currently drilling horizontal wells in this area and is also conducting secondary water frac operations on existing Trend wells.

      Since 1997, the Company has initiated several exploratory projects designed to reduce its dependence on Trend drilling for future production and reserve growth. These new areas include the Company's Cotton Valley Pinnacle Reef exploratory project, which targets deep gas structures in the vicinity of its core properties in east central Texas, as well as other exploratory projects in south Texas, Louisiana and Mississippi.

      As of December 31, 1999, the Company had estimated proved reserves totaling 11,904 MBbls of oil and 30.1 Bcf of gas with $176.5 million of estimated future net revenues before income taxes (discounted at 10% and based on year-end prices). During 1999, the Company added 4,790 MBOE of estimated proved reserves through extensions and discoveries, 54% of which were classified as proved undeveloped reserves at December 31, 1999. The Company held interests in 496 gross (283.4 net) oil and gas wells and owned leasehold interests in 408,944 gross (221,948 net) undeveloped acres at December 31, 1999.

      During 1999, the Company sold its interest in eight non-operated oil and gas wells located in Matagorda County, Texas for $5.2 million and sold all of its interests in the Jalmat Field located in Lea County, New Mexico for $12.5 million. Proceeds from these sales were used to reduce the amount of outstanding indebtedness on the Company's secured bank credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Drilling, Exploration and Production Activities

      Following is a discussion of the Company's significant drilling, exploration and production activities during 1999, together with its plans for capital and exploratory expenditures in 2000. Under current economic conditions, the Company presently plans to spend $43 million on exploration and development activities during 2000. The Company may increase or decrease its planned activities for 2000, depending upon drilling results, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities.

The Trend

      The Company holds a 113,000 net acre lease block (the "North Giddings Block") in the updip area of the Giddings Field in Burleson, Robertson and Milam Counties, Texas. In addition to Trend drilling potential, a significant portion of the acreage in the North Giddings Block is also prospective for Cotton Valley Pinnacle Reef exploration activities (see "Cotton Valley Exploratory Project"). The Company has developed more than half of this acreage by the drilling of 112 gross (108.2 net) horizontal Trend wells through December 31, 1999.

      The economic viability of the Company's Trend drilling activities is highly dependent upon the price of oil expected to be realized during the early years of a well's productive life due to high initial production rates and steep decline rates which are characteristic of most Trend wells. Due to the low oil prices that prevailed during 1998 and the first half of 1999, the Company suspended its Trend drilling activities from April 1998 through September 1999. As a result, capital expenditures on Trend drilling and leasing activities in 1999 totaled $7.8 million, as compared to $9.1 million in 1998 and $44.1 million in 1997. The suspension of Trend drilling contributed significantly to declines in oil production from 1997 levels.

      Oil prices have increased dramatically in recent months, and accordingly, the Company has resumed drilling activities in the Trend. However, based upon the production performance of wells previously drilled by the Company in the southern portion of the North Giddings Block, the Company does not currently believe that the reserve potential in this area is sufficient to justify a multiple-well drilling program on the remaining undeveloped acreage. Instead, the Company plans to spend approximately $11.8 million during the current year to further exploit the developed portion of its Trend acreage by drilling new horizontal wells in areas that warrant development on an increased density basis and by conducting secondary water frac operations on existing wells. Trend drilling and water frac activities accounted for approximately 67% of the 4,790 MBOE of proved reserves added in 1999 through extensions and discoveries, most of which were classified as proved undeveloped reserves at December 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The Company's current production of oil and gas in the Trend is derived principally from the Austin Chalk formation in the Giddings Field. At December 31, 1999, the Company had interests in 268 gross (204.3 net) producing wells in the Giddings Field, including 198 horizontal and 70 vertical wells. For the year ended December 31, 1999, the Company's daily net production in the Giddings Field averaged approximately 4,672 Bbls of oil and 4,844 Mcf of gas. The Company operates 82% of its wells in the Giddings Field.

Cotton Valley Exploratory Project

      The Company is actively exploring for gas reserves in the prolific Cotton Valley Pinnacle Reef play on a portion of its acreage in the North Giddings Block in Robertson County, Texas. As opposed to Trend formations, which are encountered at depths of 5,500 to 7,000 feet in this area, the Cotton Valley formation is encountered at depths below 15,000 feet. During 1999, the Company spent $8.1 million on drilling, leasing and seismic activities related to the Cotton Valley Exploratory Project and completed construction of certain gas gathering and processing systems in the area. The Company completed the J. C. Fazzino Unit #1 into the edge of one of the anomalies identified by a 3-D seismic survey and drilled and completed the J. C. Fazzino Unit #2 to the center of the same anomaly. Although the Company owns all of the working interest in both wells, the Fazzino #2 was drilled pursuant to a non-recourse vendor financing arrangement which grants to participating vendors an overriding royalty interest in approximately 40% of the production from the Fazzino #2, and any subsequent wells drilled under this arrangement, until payout (plus an agreed-upon rate of return).

      As of December 31, 1999, the Company's net remaining gas reserves attributable to the Fazzino #1 and Fazzino #2 were approximately 2.9 Bcf and 7.3 Bcf, respectively, as estimated by the Company's independent engineers based on guidelines established by the Securities and Exchange Commission. The process of estimating oil and gas reserves is complex and requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data. As a result, such estimates are inherently imprecise, particularly with respect to wells such as the Fazzino #1 and the Fazzino #2 where the production history is limited and the production rates have been restricted by plant capacity. Therefore, these reserve estimates are subject to downward or upward revisions based upon future production performance, and the amount of any such revisions may have a material effect on the Company's total proved oil and gas reserves (see "Properties - Reserves").

      In December 1999, the Company began drilling the Varisco Estate #1, a 16,400 foot test of the second reef anomaly which the Company expects to complete in April 2000. In addition, the Company has begun drilling operations on the McGrew #1, a 17,000 foot test of the third reef anomaly. Both the Varisco Estate #1 and the McGrew #1 are being drilled pursuant to the same vendor financing arrangement as the Fazzino #2.

      The Company plans to spend approximately $12 million during 2000 on drilling, leasing and seismic activities in connection with the Cotton Valley Exploratory Project, including the construction of a 70,000 Mcf per day gas treating plant with a scheduled start-up date of April 1, 2000. Currently, the Company is unable to produce the Fazzino #1 and the Fazzino #2 at their optimum production rates due to limited plant capacity. However, once the new gas plant is operational, the Company expects to have adequate processing capacity to accommodate the planned expansion of its Pinnacle Reef production base for the near term.

Other Exploration and Development Activities

      Louisiana

      The Company spent $2.5 million during 1999 on various exploratory prospects in Louisiana, including costs to drill exploratory wells, conduct seismic surveys and acquire leases. The Company drilled 3 gross (1.6 net) exploratory wells in Louisiana during 1999, of which 1 gross well (.6 net) was completed as an oil discovery. The Company also successfully completed a third well in this area in February 2000. The Company plans to spend $9.8 million in Louisiana during 2000 primarily on prospects being identified by 3-D seismic data to which the Company has access through a negotiated arrangement with a geophysical service company.

      New Mexico

      The Company plans to spend approximately $5.8 million during 2000 to drill and complete 12 developmental oil wells in Eddy County, New Mexico. These wells will be completed in two zones, the Yeso formation at a depth of about 4,000 feet and also in the Grayburg San Andres formation at depths ranging from 2,500 feet to 3,700 feet.

Partnership Management

      The Company serves as general partner of a limited partnership which the Company formed in 1998 to facilitate the acquisition of certain oil and gas properties in east Texas. The Company acquired an undivided 10% interest in the purchased assets for $4.9 million, and the partnership acquired the remaining 90% for $36.2 million. After the limited partner receives an agreed-upon rate of return, the Company's general partnership interest will increase from 1% to 35%.

Marketing Arrangements

      The Company sells substantially all of its oil production under short-term contracts based on prices quoted on the New York Mercantile Exchange ("NYMEX") for spot West Texas Intermediate contracts, less agreed-upon deductions which vary by grade of crude oil. The majority of the Company's gas production is sold under short-term contracts based on pricing formulas which are generally market responsive.

      The Company believes that the loss of any of its oil and gas purchasers would not have a material adverse effect on its results of operations due to the availability of other purchasers.

Natural Gas Services

      The Company owns an interest in and operates six gas gathering systems and six gas processing plants in the states of Texas and Mississippi. These natural gas service facilities consist of interests in approximately 70 miles of pipeline, five treating plants (one of which is a 70,000 Mcf per day gas treating plant currently being constructed in connection with the Company's Cotton Valley Pinnacle Reef play), one liquids extraction plant and three compressor stations. The Company does not derive a significant portion of its consolidated operating income from natural gas services and does not consider this business to be a strategic part of its business plan.

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

      The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of gas produced by the Company, as well as the revenues received by the Company for sales of such production. Since the mid-1980s, the FERC has issued various orders, culminating in its Order No. 636 series, that have significantly altered the marketing and transportation of gas. These orders resulted in a fundamental restructuring of interstate pipeline sales and transportation services, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services such pipelines previously performed. These FERC actions were designed to increase competition within all phases of the gas industry. It is difficult to predict the net impact on the Company of these revised marketing rules. The interstate regulatory framework may enhance the Company's ability to market and transport its gas, although it may also subject the Company to greater competition and to the more restrictive pipeline imbalance tolerances and greater associated penalties for violation of such tolerances.

      Sales of oil and natural gas liquids by the Company are not regulated and are made at market prices. The price the Company receives from the sale of those products is affected by the cost of transporting the products to market. The FERC has implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rate to inflation, subject to certain conditions and limitations. These regulations could increase the cost of transporting oil and natural gas liquids by pipeline. The Company is not able to predict with any certainty what effect, if any, these regulations will have on it, but, other factors being equal, the regulations may, over time, tend to increase transportation costs or reduce wellhead prices for oil and natural gas liquids.

Environmental Matters

      Operations of the Company pertaining to oil and gas exploration, production and related activities are subject to numerous and constantly changing federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of certain permits prior to or in connection with drilling activities, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production, restrict or prohibit drilling activities that could impact wetlands, endangered or threatened species or other protected areas or natural resources, require some degree of remedial action to mitigate pollution from former operations, such as pit cleanups and plugging abandoned wells, and impose substantial liabilities for pollution resulting from the Company's operations. Such laws and regulations may substantially increase the cost of exploring for, developing, producing or processing oil and gas and may prevent or delay the commencement or continuation of a given project and thus generally could have a material adverse effect upon the capital expenditures, earnings, or competitive position of the Company. Management of the Company believes it is in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during the next fiscal year. Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas production wastes as "hazardous wastes," which reclassification would make exploration and production wastes subject to much more stringent handling, disposal and clean-up requirements. State initiatives to further regulate the disposal of oil and gas wastes and naturally occurring radioactive materials, if adopted, could have a similar impact on the Company.

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

      State water discharge regulations and federal waste discharge permitting requirements adopted pursuant to the Federal Water Pollution Control Act prohibit or are expected in the future to prohibit the discharge of produced water and sand and some other substances related to the oil and gas industry, into coastal waters. Although the costs to comply with zero discharge mandates under state or federal law may be significant, the entire industry will experience similar costs and the Company believes that these costs will not have a material adverse impact on the Company's financial condition and operations.

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

Employees

      Presently, the Company has 87 full-time employees. None of the Company's employees is subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

Offices

      The Company leases approximately 40,000 square feet of office space in Midland, Texas and approximately 1,400 square feet of office space in Houston, Texas.

Item 2 - Properties

      The Company's properties consist primarily of oil and gas wells and its ownership in leasehold acreage, both developed and undeveloped. At December 31, 1999, the Company had interests in 496 gross (283.4 net) oil and gas wells and owned leasehold interests in 408,944 gross (221,948 net) undeveloped acres.

Reserves

      The following table sets forth certain information as of December 31, 1999 with respect to the Company's estimated proved oil and gas reserves and the present value of estimated future net revenues therefrom, discounted at 10% ("PV-10 Value").

                                             Proved        Proved
                                            Developed    Undeveloped     Total
                                            ---------    -----------     -----
Oil (MBbls) ..........................         9,028         2,876        11,904
Gas (MMcf) ...........................        26,960         3,181        30,141
MBOE .................................        13,521         3,407        16,928
PV-10 Value:
      Before income taxes ............      $148,705      $ 27,795      $176,500
      After income taxes .............                                  $151,642

      The following table sets forth certain information as of December 31, 1999 regarding the Company's proved oil and gas reserves in each of its principal producing areas.


                             Proved Reserves                                             Percentage of
                      ------------------------------                 Present Value of   Present Value of
                                          Total Oil     Percent of      Future Net         Future Net
                        Oil        Gas    Equivalent     Total Oil    Revenues Before   Revenues Before
Area or Field         (MBbls)     (MMcf)     (MBOE)     Equivalent      Income Taxes     Income Taxes
-------------         -------     ------     ------     ----------      ------------     ------------
                                                                      (In thousands)

Trend ............     11,302      9,950     12,960        76.6%         $143,827            81.4%
Cotton Valley ....         --     10,177      1,696        10.0%           17,110             9.7%
East Texas .......         22      5,663        966         5.7%            3,971             2.3%
West Texas / New
  Mexico .........        468      2,820        938         5.5%            7,722             4.4%
Louisiana ........         68        233        107         0.6%            1,152             0.7%
Other ............         44      1,298        261         1.6%            2,718             1.5%
                     --------   --------   --------     -------          --------         -------
      Total ......     11,904     30,141     16,928       100.0%         $176,500           100.0%
                     ========   ========   ========     =======          ========         =======

      The estimates as of December 31, 1999 of proved reserves, future net revenues from proved reserves and the PV-10 Value before income taxes set forth in this Form 10-K were based on a report prepared by Williamson Petroleum Consultants, Inc. (the "Independent Engineers"). For purposes of preparing such estimates, the Independent Engineers reviewed production data through October 1999 for properties representing 86% of the estimated present value of the Company's proved developed producing reserves and through earlier dates for the balance of the Company's properties. In order to calculate the proved reserve estimates as of December 31, 1999, the Independent Engineers assumed that production for each of the Company's properties since the date of the last production data reviewed was in accordance with the production decline curve for such property.

      In accordance with applicable guidelines of the Securities and Exchange Commission (the "Commission"), the estimates of the Company's proved reserves and future net revenues therefrom set forth herein are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. Estimated quantities of proved reserves and future net revenues therefrom are affected by changes in oil and gas prices. Oil and gas prices increased substantially from December 31, 1998 to December 31, 1999, resulting in significant increases in the Company's estimated future net revenues and estimated reserve quantities. The weighted average of the sales prices utilized for the purposes of estimating the Company's proved reserves and the future net revenues therefrom as of December 31, 1999 were $25.09 per Bbl of oil and $2.36 per Mcf of gas, as compared to $10.33 per Bbl and $1.77 per Mcf as of December 31, 1998. Both oil and gas prices have increased significantly since December 31, 1999.

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

      The Independent Engineer's report relies upon various assumptions, including assumptions required by the Commission as to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, such estimates are inherently imprecise. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth herein. In addition, the Company's reserves may be subject to downward or upward revision based upon production history, results of future development and exploration, prevailing oil and gas prices and other factors, many of which are beyond the Company's control. Actual production, revenues, taxes, development expenditures and operating expenses with respect to the Company's reserves will likely vary from the estimates used, and such variances may be material.

      Approximately 20% of the Company's total proved reserves at December 31, 1999 were undeveloped, which are by their nature less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. The reserve data set forth in the Independent Engineers' report as of December 31, 1999 assumes, based on the Company's estimates, that aggregate capital expenditures by the Company of approximately $19.3 million through 2002 will be required to develop such reserves. Although cost and reserve estimates attributable to the Company's oil and gas reserves have been prepared in accordance with industry standards, no assurance can be given that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated.

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

      Since January 1, 1999, the Company has not filed an estimate of its net proved oil and gas reserves with any federal authority or agency other than the Commission.

Exploration and Development Activities

      The Company drilled, or participated in the drilling of, the following numbers of wells during the periods indicated. Wells in progress at the end of any period are excluded.

                                    Year Ended December 31,
                         ----------------------------------------------------
                             1999                1998               1997
                         ---------------   ----------------   ---------------
                         Gross     Net     Gross      Net     Gross      Net
Development Wells:
   Oil ...............       3       2.4      10        6.6      33       28.0
   Gas ...............       1        .3      --         --       1         .2
   Dry ...............       1        .5      --         --      --         --
                         -----     -----   -----     ------   -----     ------
     Total ...........       5       3.2      10        6.6      34       28.2
                         =====     =====   =====     ======   =====     ======

Exploratory Wells:
   Oil ...............       1        .6       2         .8       8        7.5
   Gas ...............       2       2.0       4        2.2      --         --
   Dry ...............       3       1.1      10        6.6       5        1.9
                         -----     -----   -----     ------   -----     ------
     Total ...........       6       3.7      16        9.6      13        9.4
                         =====     =====   =====     ======   =====     ======

Total Wells:
   Oil ...............       4       3.0      12        7.4      41       35.5
   Gas ...............       3       2.3       4        2.2       1         .2
   Dry ...............       4       1.6      10        6.6       5        1.9
                         -----     -----   -----     ------   -----     ------
     Total ...........      11       6.9      26       16.2      47       37.6
                         =====     =====   =====     ======   =====     ======

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

Productive Well Summary

      The following table sets forth certain information regarding the Company's ownership, as of December 31, 1999, of productive wells in the areas indicated.

                             Oil                Gas                 Total
                      -----------------   ----------------   -----------------
                      Gross        Net    Gross       Net    Gross        Net
                      -----        ---    -----       ---    -----        ---

Trend .............     292       225.7      22       15.2     314       240.9
West Texas / New
  Mexico ..........      24        12.9      11        1.2      35        14.1
Louisiana .........       2         1.2       3         .8       5         2.0
East Texas ........      --          --     108       10.7     108        10.7
Cotton Valley .....      --          --       2        2.0       2         2.0
Other .............       8         6.3      24        7.4      32        13.7
                      -----     -------   -----     ------   -----     -------
     Total ........     326       246.1     170       37.3     496       283.4
                      =====     =======   =====     ======   =====     =======

      The Company seeks to act as operator of the wells in which it owns a significant interest. As operator of a well, the Company is able to manage drilling and production operations as well as other matters affecting the production and sale of oil and gas. In addition, the Company receives fees from other working interest owners for the operation of the wells. At December 31, 1999, the Company was the operator of 390 wells, or approximately 79% of the 496 total wells in which it has a working interest. Production from these operated wells represented approximately 91% of the Company's total net production for 1999.

Volumes, Prices and Production Costs

      The following table sets forth certain information regarding the production volumes of, average sales prices received from, and average production costs associated with the Company's sales of oil and gas for the periods indicated.

                                                    Year Ended December 31,
                                               ---------------------------------
                                                1999         1998         1997
                                               -------      -------      -------
Oil and Gas Production Data :
  Oil (MBbls) ...........................        1,876        2,528        2,903
  Gas (MMcf) ............................        4,847        4,833        5,091
  Total (MBOE) ..........................        2,684        3,334        3,752

Average Oil and Gas Sales Price (1):
  Oil ($/Bbl) ...........................      $ 17.44      $ 16.20      $ 19.80
  Gas ($/Mcf)(2) ........................      $  2.34      $  2.35      $  2.64

Average Production Costs
  Lease operations ($/BOE)(3) ...........      $  4.18      $  4.27      $  4.32

----------
(1)   Includes effects of hedging transactions.
(2)   Includes natural gas liquids.
(3) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), workover costs and the administrative costs of production offices, insurance and property and severance taxes.

Development, Exploration and Acquisition Expenditures

      The following table sets forth certain information regarding the costs incurred by the Company in its development, exploration and acquisition activities during the periods indicated.

                                                   Year Ended December 31,
                                               ---------------------------------
                                                 1999         1998         1997
                                               -------      -------      -------
                                                       (In thousands)
      Property Acquisitions:
        Proved ..........................      $    --      $ 7,077      $    --
        Unproved ........................        3,221       10,602       14,042
      Developmental Costs ...............        8,199        7,285       32,656
      Exploratory Costs .................        6,912       22,319       13,813
                                               -------      -------      -------
        Total ...........................      $18,332      $47,283      $60,511
                                               =======      =======      =======

Acreage

      The following table sets forth certain information regarding the Company's developed and undeveloped leasehold acreage as of December 31, 1999 in the areas indicated. This table excludes options to acquire leases and acreage in which the Company's interest is limited to royalty, overriding royalty and similar interests.

                              Developed          Undeveloped            Total
                          -----------------   -----------------   -----------------
                           Gross      Net      Gross      Net      Gross      Net
Trend / Cotton Valley .   114,848   104,133    81,235    60,967   196,083   165,100
Louisiana .............       868       729    49,774    21,796    50,642    22,525
West Texas / New Mexico     2,005     1,259    10,676     2,479    12,681     3,738
East Texas ............     2,477     1,665        --        --     2,477     1,665
Other (1) .............    13,013     6,510   267,259   136,706   280,272   143,216
                          -------   -------   -------   -------   -------   -------
     Total ............   133,211   114,296   408,944   221,948   542,155   336,244
                          =======   =======   =======   =======   =======   =======

(1) Net undeveloped acres are attributable to the following areas: the Glen Rose area in Southeast Texas - 71,435; Colorado - 18,684; Mississippi - 13,739; Alabama - 13,486; Wyoming - 8,515; South Texas - 8,325, and other
      - 2,522.

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

Item 4 - Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of the security holders of the Registrant during the fourth quarter of its fiscal year ended December 31, 1999.

                                     PART II

Item 5 - Market for the Registrant's Common Stock and Related Stockholder
Matters

      The Company's Common Stock is quoted on the Nasdaq Stock Market's National Market under the symbol "CWEI". As of December 31, 1999, there were approximately 1,200 beneficial and record stockholders. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock, as reported on the National Market:

                                          High            Low
                                        ------ -      ---------
Year Ended December 31, 1999:
     Fourth Quarter .................   $ 16 1/4      $ 9 13/16
     Third Quarter ..................     14 1/4        5 3/8
     Second Quarter .................      6 15/16      4 1/16
     First Quarter ..................     11 1/4        2 11/16

Year Ended December 31, 1998:
     Fourth Quarter .................   $ 10 1/2      $ 6 1/2
     Third Quarter ..................     11 3/4        5 5/16

      The quotations in the table above reflect inter-dealer prices without retail markups, markdowns or commissions. On March 22, 2000, the last reported sale price for the Common Stock on the Nasdaq Stock Market's National Market was $14.50.

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

Item 6 - Selected Financial Data

      The following table sets forth selected consolidated financial data for the Company as of the dates and for the periods indicated. The consolidated financial data for each of the years in the five-year period ended December 31, 1999 was derived from audited financial statements of the Company. The data set forth in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements.

                                                                      Year Ended December 31,
                                                      --------------------------------------------------------
                                                        1999        1998        1997        1996        1995
                                                      --------    --------    --------    --------    --------
Statement of Operations Data:                                  (In thousands, except per share data)
      Revenues:
           Oil and gas sales ......................   $ 44,366    $ 51,932    $ 70,929    $ 60,610    $ 43,883
           Natural gas services ...................      3,684       3,795       4,559       4,281       5,388
                                                      --------    --------    --------    --------    --------
                Total revenues ....................     48,050      55,727      75,488      64,891      49,271
                                                      --------    --------    --------    --------    --------
      Costs and expenses:
           Lease operations .......................     11,222      14,237      16,205      14,776      13,533
           Exploration:
                Abandonments and impairments ......      5,245      16,128       2,692         597       1,472
                Seismic and other .................      1,418       4,501       7,629       1,036          83
           Natural gas services ...................      3,098       3,242       3,955       3,437       3,714
           Depreciation, depletion and amortization     20,810      31,665      31,273      23,758      25,110
           Impairment of property and equipment (1)         81       8,493         236       1,186      10,259
           General and administrative .............      3,929       4,299       4,181       3,266       3,708
                                                      --------    --------    --------    --------    --------
                Total costs and expenses ..........     45,803      82,565      66,171      48,056      57,879
                                                      --------    --------    --------    --------    --------
                Operating income (loss) ...........      2,247     (26,838)      9,317      16,835      (8,608)
                                                      --------    --------    --------    --------    --------
      Other income (expense):
           Interest expense .......................     (2,893)     (2,384)     (1,767)     (3,440)     (5,493)
           Gain on sales of property and equipment      10,926          53         155         293       5,978
           Other income ...........................        474          85          62          42          44
                                                      --------    --------    --------    --------    --------
                Total other income (expense) ......      8,507      (2,246)     (1,550)     (3,105)        529
                                                      --------    --------    --------    --------    --------
      Income (loss) before income taxes ...........     10,754     (29,084)      7,767      13,730      (8,079)
      Income tax expense ..........................         --          --          --          --          --
                                                      --------    --------    --------    --------    --------
      Net income (loss) ...........................   $ 10,754    $(29,084)   $  7,767    $ 13,730    $ (8,079)
                                                      ========    ========    ========    ========    ========
      Net income (loss) per common share:
           Basic ..................................   $   1.19    $  (3.27)   $    .87    $   1.80    $  (1.31)
                                                      ========    ========    ========    ========    ========
           Diluted ................................   $   1.18    $  (3.27)   $    .85    $   1.76    $  (1.31)
                                                      ========    ========    ========    ========    ========
      Weighted average common shares outstanding:
           Basic ..................................      9,005       8,905       8,888       7,624       6,165
                                                      ========    ========    ========    ========    ========
           Diluted ................................      9,148       8,905       9,094       7,800       6,165
                                                      ========    ========    ========    ========    ========

Other Data:
      Net cash provided by operating activities ...     24,738    $ 33,505    $ 39,324    $ 40,306    $ 24,203
      EBITDAX (2) .................................     29,801    $ 33,949    $ 51,147    $ 43,412    $ 28,316


                                                                                          December 31,
                                                                              ---------------------------------
                                                                                 1999        1998        1997
                                                                              ---------   ---------   ---------
                                                                                        (In thousands)
Balance Sheet Data:
      Working capital (deficit) ..........................................    $  (6,649)  $ (15,848)  $  (6,369)
      Total assets .......................................................      109,166     120,653     134,562
      Long-term debt .....................................................       30,500      39,100      35,700
      Stockholders' equity ...............................................       56,117      44,394      73,074


----------
(1) The Company adopted the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets" effective October 1, 1995.
(2) EBITDAX refers to earnings before income taxes, interest expense, depreciation, depletion and amortization, impairment of property and equipment, exploration costs, and other income (expense). EBITDAX is a financial measure commonly used in the Company's industry and should not be considered in isolation or as a substitute for net income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Special Note: Certain statements set forth below under this caption constitute "forward-looking statements." See "Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.

      The following discussion is intended to assist in understanding the Company's historical consolidated financial position at December 31, 1999, and results of operations and cash flows for each of the three years in the period ended December 31, 1999. The Company's historical Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K contain detailed information that should be referred to in conjunction with the following discussion.

Overview

      A significant portion of the Company's proved oil and gas reserves are concentrated in the Trend. Oil and gas production in the Trend is generally characterized by a high initial production rate, followed by a steep rate of decline. In order to maintain its oil and gas reserve base, production levels and cash flow from operations, the Company needs to maintain or increase its level of drilling activity and achieve comparable or improved results from such activities. However, low oil prices caused the Company to temporarily suspend Trend drilling activities from April 1998 through September 1999, resulting in significant declines in oil production from 1997 levels.

      Since 1997, the Company has initiated several exploratory projects designed to reduce its dependence on Trend drilling for future production and reserve growth. These new areas include the Company's Cotton Valley Pinnacle Reef exploratory project, which targets deep gas structures in the vicinity of its core properties in east central Texas, as well as other exploratory projects in south Texas, Louisiana and Mississippi, and emphasize the development of long-life gas reserves. During 1999, the Company devoted a substantial portion of its capital expenditures to these new areas. In the aggregate, exploratory drilling activities accounted for about 32% of the Company's 4,790 MBOE of proved reserves added through extensions and discoveries during 1999.

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

Results of Operations

      The following table sets forth certain operating information of the Company for the periods presented:

                                                     Year Ended December 31,
                                                 ------------------------------
                                                   1999       1998       1997
                                                 --------   --------   --------
Oil and Gas Production Data:
    Oil (MBbls) ..............................      1,876      2,528      2,903
    Gas (MMcf) ...............................      4,847      4,833      5,091
    Total (MBOE) (1) .........................      2,684      3,334      3,752

Average Oil and Gas Sales Prices (2):
    Oil ($/Bbl) ..............................   $  17.44   $  16.20   $  19.80
    Gas ($/Mcf) ..............................   $   2.34   $   2.35   $   2.64

Operating Costs and Expenses ($/BOE Produced):
    Lease operations .........................   $   4.18   $   4.27   $   4.32
    Oil and gas depletion ....................   $   7.46   $   9.24   $   8.10
    General and administrative ...............   $   1.46   $   1.29   $   1.11

Net Wells Drilled (3):
    Exploratory Wells ........................        3.7        9.6        9.4
    Developmental Wells ......................        3.2        6.6       28.2

----------
(1) Gas is converted to barrel of oil equivalents (BOE) at the ratio of six Mcf of gas to one Bbl of oil.
(2)   Includes effects of hedging transactions.
(3)   Excludes wells being drilled or completed at the end of each period.

1999 Compared to 1998

      Revenues

      Oil and gas sales decreased 14% from $51.9 million in 1998 to $44.4 million in 1999 due primarily to a 26% decline in oil production, offset in part by an 8% increase in the Company's average oil price (net of hedging transactions). The decline in oil production was caused primarily by the suspension of Trend drilling activities from April 1998 through September 1999 in response to low oil prices. Gas production from new wells, primarily attributable to the Cotton Valley Pinnacle Reef area, was offset by the loss of production from two gas properties sold in 1999.

      The Company's average price per barrel of oil increased 8% after giving effect to an $.11 per barrel loss on hedging activities in 1999 as compared to a $3.50 per barrel gain in 1998. Average gas prices were consistent after giving effect to a $.02 per Mcf hedging loss in 1999 as compared to a $.23 Mcf gain in 1998.

      Costs and Expenses

      Lease operations expenses decreased 21% from $14.2 million in 1998 to $11.2 million in 1999 due primarily to a combination of cost reduction measures implemented by the Company, beginning in the fourth quarter of 1998, and lower costs attributable to the sale of two gas properties in 1999. Oil and gas production on a BOE basis decreased 19% during the current period, causing a 2% decrease in lease operations expenses on a BOE basis from $4.27 per BOE in 1998 to $4.18 per BOE in 1999.

      Exploration costs decreased from $20.6 million in 1998 to $6.7 million in 1999 due primarily to the charge-off during the 1998 period of 10 gross (6.6 net) exploratory dry holes totaling $7.7 million and $8.4 million of unproved property impairments, as compared to only 3 gross (1.1 net) exploratory dry holes totaling

$1.2 million and $4 million of unproved property impairments during 1999. Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

      Depreciation, depletion and amortization ("DD&A") expense decreased 34% from $31.7 million in 1998 to $20.8 million in 1999 due primarily to a 19% decrease in the Company's average depletion rate per BOE. The lower depletion rate was attributable to the effects of higher oil and gas prices on estimated quantities of proved reserves combined with a 19% decline in oil and gas production on a BOE basis. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The average depletion rate per BOE was $7.46 in 1999 compared to $9.24 in 1998.

      General and administrative ("G&A") expenses decreased 9% from $4.3 million in 1998 to $3.9 million in 1999 due primarily to certain cost reduction measures initiated in December 1998. These cost reduction measures, consisting primarily of personnel layoffs and salary reductions, were originally expected to achieve a 33% annual savings. However, many of these measures were reversed during the last half of 1999 due to an increase in drilling activity prompted by higher product prices.

      The Company recorded a provision for impairment of property and equipment of $8.5 million during the fourth quarter of 1998 in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets" ("SFAS 121"), as compared to an $81,000 provision in 1999. The 1998 provision applied to certain oil and gas properties in east central Texas, south Texas, the Texas Gulf Coast, Louisiana, and Mississippi and was caused primarily by a decline in forecasted oil and gas prices, while the 1999 provision related to a minor value property.

      Interest Expense and Other

      Interest expense increased 21% from $2.4 million in 1998 to $2.9 million in 1999 due primarily to a combination of lower capitalized interest and higher average levels of indebtedness on the Company's secured bank credit facility (the "Credit Facility"). The average daily principal balance outstanding on such facility during 1999 was $42 million compared to $40.8 million in 1998. The effective annual interest rate on bank debt, including bank fees, during the 1999 and 1998 periods was 8.1%. Capitalized interest was $420,000 less during the 1999 period due to a decrease in unproved acreage.

      Gain on sales of property and equipment increased from $53,000 in 1998 to $10.9 million in 1999. The 1999 gain resulted primarily from the sale of the Company's interests in eight non-operated oil and gas wells located in Matagorda County, Texas, and its interests in the Jalmat Field located in Lea County, New Mexico.

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

      DD&A expense increased 1% from $31.3 million in 1997 to $31.7 million in 1998 due primarily to a 14% increase in the Company's average depletion rate per BOE attributable to the effects of lower oil and gas prices on estimated quantities of proved reserves. This increase in the average depletion rate was substantially offset by an 11% decline in oil and gas production on a BOE basis. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The average depletion rate per BOE was $9.24 in 1998 compared to $8.10 in 1997.

      G&A expenses were relatively constant from 1997 to 1998. However, beginning in December 1998, the Company implemented certain cost reduction measures, consisting primarily of personnel layoffs and salary reductions, in order to reduce overhead and conserve financial resources. Through these efforts, the Company expects to reduce G&A expenses in 1999 by approximately 33% on an annualized basis.

      The Company recorded a provision for impairment of property and equipment of $8.5 million during the fourth quarter of 1998 in accordance with SFAS 121, as compared to a $236,000 provision in 1997. The 1998 provision applied to certain oil and gas properties in east central Texas, south Texas, the Texas Gulf Coast, Louisiana, and Mississippi and was caused primarily by a decline in forecasted oil and gas prices.

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

      The following discussion sets forth the Company's current plans for capital expenditures in 2000, and the expected capital resources needed to finance such plans.

Capital Expenditures

      The Company plans to spend $43 million on exploration and development activities during 2000, including $11.8 million in the Trend, $12 million on the Cotton Valley Exploratory Project, $9.8 million on various exploratory prospects in Louisiana and $9.4 million on other projects. See "Business - Drilling, Exploration and Production Activities."

      The Company may increase or decrease its planned activities for 2000, depending upon drilling results, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities.

Capital Resources

      Credit Facility

      The Credit Facility provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit. At December 31, 1999, the borrowing base was $48 million and the outstanding advances were $30.5 million. The borrowing base is subject to redetermination at any time, but at least semi-annually, and is made at the discretion of the banks. If the redetermined borrowing base is less than the amount of outstanding indebtedness, the Company will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement.

      Working Capital and Cash Flow

      During 1999, the Company generated cash flow from operating activities of $24.7 million, received $19.1 million in proceeds from the sale of property and equipment, repaid $24.4 million of indebtedness on the Credit Facility and spent $19.7 million on capital expenditures.

      The Company's working capital deficit decreased from $15.8 million at December 31, 1998 to $6.6 million at December 31, 1999. At December 31, 1998, the Company classified $15.8 million of its outstanding indebtedness on the Credit Facility as a current liability based on the required levels of repayments during 1999. In November 1999, the banks redetermined the borrowing base and did not require any mandatory principal repayments. The Company also reported $7.5 million of net book values on properties held for resale as current assets as of December 31, 1998, while no properties were classified as current assets as of December 31, 1999.

      The Company believes that the funds available under the Credit Facility and cash provided by operations will be adequate to fund the Company's operations and projected capital and exploratory expenditures during 2000. However, because future cash flows and the availability of borrowings under the Credit Facility are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells, the Company's success in developing and producing new reserves, and the uncertainty with respect to the amount of funds which may ultimately be required to finance the Company's exploration program, there can be no assurance that the Company's capital resources will be sufficient to sustain the Company's exploratory and development activities.

Inflation

      Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's results of operations during 1999.

Information Systems for the Year 2000

      Historically, certain computer software systems, as well as certain hardware containing embedded chip technology, such as microcontrollers and microprocessors, were designed to utilize a two-digit date field and consequently, they may not have been able to properly recognize dates in the year 2000. This could have resulted in system failures. The Company relies on its computer-based management information systems, as well as embedded technology, to operate instruments and equipment in conducting its day-to-day business activities. Certain of these computer-based programs and embedded technology may not have been designed to function properly with respect to the application of dating systems relating to the year 2000.

      In response, the Company developed a "Year 2000 Plan" in 1998 and established an internal group to identify and assess potential areas of risk and to make any required modifications to its computer systems and equipment used in oil and gas exploration, production, gathering and gas processing activities. The Year 2000 Plan was comprised of various phases, including assessment, remediation, testing and contingency plan development.

      By early 1999, the Company's inventory of computer hardware and software was substantially Year 2000 compliant. The programming modifications for the oil and gas accounting and production systems were completed by the software vendor in 1997 and were installed and tested by the Company in November 1998. The Company also uses monitor and control equipment with embedded chip technology in its production and gas processing operations. The various systems were reviewed in conjunction with the overall Year 2000 Plan and were found to be Year 2000 compliant based on manufacturers' representations.

      In 1999, the Company also began to monitor the compliance efforts of purchasers, vendors, contractors and other third parties ("Third Party Providers") with whom it does business and whose computer-based systems and/or embedded technology equipment interface with those of the Company to ensure that operations would not be adversely affected by the Year 2000 compliance problems of others.

      The Company has experienced no computer systems or equipment failures related to the arrival of the Year 2000. All systems and equipment have continued to be operational, and the Company has no reason to believe that any of its systems and equipment are not Year 2000 compliant. Furthermore, the Company is not aware of any Year 2000 compliance problems of Third Party Providers which have adversely affected, or which may in the future adversely affect, the Company's ability to conduct business with such Third Party Providers.

The costs to implement the Year 2000 Plan were nominal since the primary area for remediation involved software covered by a maintenance agreement. The Company believes that the Year 2000 Plan has been successfully completed and, except for routine monitoring of its computer systems and equipment, does not plan to take any further action in regards to Year 2000 issues.

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

Oil and Gas Prices

      The Company's financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company. These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. It is impossible to predict future oil and gas prices with any degree of certainty. Sustained weakness in oil and gas prices may adversely affect the Company's financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that the Company can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can have an adverse affect on the Company's ability to obtain capital for its exploration and development activities. Similarly, any improvements in oil and gas prices can have a favorable impact on the Company's financial condition, results of operations and capital resources. Based on the Company's 1999 levels of oil and gas production, a $1 change in the price per Bbl of oil and a $.10 change in the price per Mcf of gas would result in an aggregate change in gross revenues of approximately $2.4 million.

      During 1998 and continuing into 1999, the oil and gas industry operated in a depressed commodity price environment. Oil prices during the first quarter of 1999 fell to their lowest levels in history when adjusted for inflation. Since then, oil prices have steadily improved, and in March 2000, peaked at over $34 per barrel on the NYMEX. Gas prices have also improved since March 1999, but like the oil markets, remain very volatile.

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

      Except for a floor of $10.00 per barrel on 800,000 barrels of oil production from January 1999 through June 1999, the Company did not have any significant hedging arrangements in place for 1999. However, in January 2000, the Company entered into swap arrangements covering 1,830,000 MMBtu of its gas production from February 2000 through May 2000 at an average price of $2.26 per MMBtu. This position was subsequently terminated at an aggregate loss of approximately $800,000.

      Also in February 2000, the Company entered into swap arrangements covering 740,000 barrels of its oil production from July 2000 through December 2000 and from April 2001 through October 2001 at an average price of $22.49 per barrel (ranging from a high of $25.00 per barrel in July 2000 to a low of $20.03 in October 2001), and entered into a collar arrangement covering 170,000 barrels of its oil production from January 2001 through March 2001 at an average floor price of $20.66 per barrel and an average ceiling price of $23.81 per barrel.

Interest Rates

      All of the Company's outstanding indebtedness at December 31, 1999 is subject to market rates of interest as determined from time to time by the banks pursuant to the Credit Facility. See "Capital Resources". The Company may designate borrowings under the Credit Facility as either "Base Rate Loans" or "Eurodollar Loans." Base Rate Loans bear interest at a fluctuating rate that is linked to the discount rates established by the Federal Reserve Board. Eurodollar Loans bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these interest rates can have an adverse impact on the Company's results of operations and cash flow. Although various financial instruments are available to hedge the effects of changes in interest rates, the Company does not consider the risk to be significant and has not entered into any interest rate hedging transactions. Based on the Company's outstanding indebtedness at December 31, 1999 of $30.5 million, a change in interest rates of 25 basis points would affect future annual interest payments by approximately $76,000.

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

      The Information required by this Item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after December 31, 1999.

Item 11 - Executive Compensation

      The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after December 31, 1999.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after December 31, 1999.

Item 13 - Certain Relationships and Related Transactions

      The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after December 31, 1999.

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

Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended December 31, 1999.

Exhibits

   Exhibit
   Number                          Description of Exhibit
----------    ------------------------------------------------------------------

   **3.1 Second Restated Certificate of Incorporation of the Company, filed as an exhibit to the Form S-2 Registration Statement, Registration No. 333-13441

   **3.2 Bylaws of the Company, filed as an exhibit to the Form S-1 Registration Statement, Registration No. 33-43350

   *10.1 Seventh Restated Loan Agreement dated as of December 1, 1999, among Clayton Williams Energy, Inc., Warrior Gas Co., CWEI Acquisitions, Inc., Bank One, Texas, N.A. and Union Bank of California, N.A.

  **10.2 1993 Stock Compensation Plan, filed as an exhibit to the Form S-8 Registration Statement, Registration No. 33-68318

  **10.3 First Amendment to 1993 Stock Compensation Plan, filed as an exhibit to the December 31, 1995 Form 10-K

  **10.4 Second Amendment to the 1993 Stock Compensation Plan, filed as an exhibit to the Form S-8 Registration Statement, Registration No. 33-68318

  **10.5 Outside Directors Stock Option Plan, filed as an exhibit to the Form S-8 Registration Statement, Registration No. 33-68316

  **10.6 First Amendment to Outside Directors Stock Option Plan, filed as an exhibit to the December 31, 1995 Form 10-K

  **10.7 Bonus Incentive Plan, filed as an exhibit to the Form S-8 Registration Statement, Registration No. 33-68320

  **10.8 First Amendment to Bonus Incentive Plan, filed as an exhibit to the December 31, 1997 Form 10-K

  **10.9 Amended and Restated 401(k) Plan & Trust, filed as an exhibit to the December 31, 1995 Form 10-K

  **10.10 Second Amendment to Amended and Restated 401(k) Plan & Trust, filed as an exhibit to the December 31, 1995 Form 10-K

   Exhibit
   Number                          Description of Exhibit
----------    ------------------------------------------------------------------

  **10.11 Third Amendment to Amended and Restated 401(k) Plan & Trust, filed as an exhibit to the December 31, 1995 Form 10-K

  **10.12 Executive Incentive Stock Compensation Plan, filed as an exhibit to the Form S-8 Registration Statement, Registration No. 33-92834

  **10.13 First Amendment to Executive Incentive Stock Compensation Plan, filed as an exhibit to the December 31, 1996 Form 10-K

  **10.14 Consolidation Agreement dated May 13, 1993 among Clayton Williams Energy, Inc., Warrior Gas Co. and the Williams Entities, filed as an exhibit to the Form S-1 Registration Statement, Registration No. 33-43350

  **10.15 Agreement dated April 23, 1993 between the Company and Robert C. Lyon, filed as an exhibit to the Form S-1 Registration Statement, Registration No. 33-43350

  **10.16 Service Agreement effective October 1, 1995 among Clayton Williams Energy, Inc. and certain Williams Entities, filed as an exhibit to the December 31, 1995 Form 10-K

  **21 Subsidiaries of the Registrant, filed as an exhibit to the December 31, 1996 Form 10-K

   *23.1      Consent of Arthur Andersen LLP

   *23.2      Consent of Williamson Petroleum Consultants, Inc.

   *24.1      Power of Attorney

   *24.2 Certified copy of resolution of Board of Directors of Clayton Williams Energy, Inc. authorizing signature pursuant to Power of Attorney

   *27        Financial Data Schedule for the year ended December 31, 1999

----------
    *     Filed herewith

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


                                      CLAYTON WILLIAMS ENERGY, INC.
                                      (Registrant)

                                      By: /s/ CLAYTON W. WILLIAMS *
                                          --------------------------------------
                                                   Clayton W. Williams
                                            Chairman of the Board, President
                                              and Chief Executive Officer

      In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                       Title                        Date
------------------------------   -----------------------------    --------------

     /s/ CLAYTON W. WILLIAMS *   Chairman of the Board,           March 28, 2000
------------------------------   President and Chief Executive
        Clayton W. Williams      Officer and Director

        /s/ L. PAUL LATHAM       Executive Vice President,        March 28, 2000
------------------------------   Chief Operating Officer and
          L. Paul Latham         Director

        /s/ MEL G. RIGGS *       Senior Vice President -          March 28, 2000
------------------------------   Finance, Secretary, Treasurer,
           Mel G. Riggs          Chief Financial Officer and
                                 Director

       /s/ JERRY F. GRONER *     Vice President - Land and        March 28, 2000
------------------------------   Lease Administration and
          Jerry F. Groner        Director

      /s/ STANLEY S. BEARD *     Director                         March 28, 2000
------------------------------
         Stanley S. Beard

     /s/ WILLIAM P. CLEMENTS *   Director                         March 28, 2000
------------------------------
        William P. Clements

      /s/ ROBERT L. PARKER *     Director                         March 28, 2000
------------------------------
         Robert L. Parker

* By:  /s/ L. PAUL LATHAM
  ----------------------------
          L. Paul Latham
         Attorney-in-Fact

                          CLAYTON WILLIAMS ENERGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Public Accountants .................................   F-2

Consolidated Balance Sheets ..............................................   F-3

Consolidated Statements of Operations ....................................   F-4

Consolidated Statements of Stockholders' Equity ..........................   F-5

Consolidated Statements of Cash Flows ....................................   F-6

Notes to Consolidated Financial Statements ...............................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Clayton Williams Energy, Inc.:

      We have audited the accompanying consolidated balance sheets of Clayton Williams Energy, Inc. (a Delaware corporation) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clayton Williams Energy, Inc. as of December 31, 1999 and 1998, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                          ARTHUR ANDERSEN LLP

Dallas, Texas
  February 25, 2000

                          CLAYTON WILLIAMS ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                           ASSETS
                                                                               December 31,
                                                                          ----------------------
                                                                             1999         1998
CURRENT ASSETS
      Cash and cash equivalents .......................................   $   1,634    $   1,424
      Accounts receivable:
           Trade, net .................................................       2,661        6,782
           Affiliates .................................................         729          244
           Oil and gas sales ..........................................       9,846        3,628
      Inventory .......................................................         717        1,230
      Property held for resale ........................................          --        7,521
      Other ...........................................................         313          482
                                                                          ---------    ---------
                                                                             15,900       21,311
                                                                          ---------    ---------
PROPERTY AND EQUIPMENT
      Oil and gas properties, successful efforts method ...............     436,831      424,360
      Natural gas gathering and processing systems ....................       9,810        8,292
      Other ...........................................................      10,350       10,480
                                                                          ---------    ---------
                                                                            456,991      443,132
      Less accumulated depreciation, depletion and amortization .......    (363,985)    (343,857)
                                                                          ---------    ---------
           Property and equipment, net ................................      93,006       99,275
                                                                          ---------    ---------
OTHER ASSETS ..........................................................         260           67
                                                                          ---------    ---------
                                                                          $ 109,166    $ 120,653
                                                                          =========    =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable:
           Trade ......................................................   $  13,648    $  16,384
           Affiliates .................................................         310           65
           Oil and gas sales ..........................................       7,785        3,433
      Current maturities of long-term debt ............................          --       15,800
      Accrued liabilities and other ...................................         806        1,477
                                                                          ---------    ---------
                                                                             22,549       37,159
                                                                          ---------    ---------
LONG-TERM DEBT ........................................................      30,500       39,100
                                                                          ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, par value $.10 per share; authorized - 3,000,000
       shares; issued and outstanding - none ..........................          --           --
      Common stock, par value $.10 per share; authorized - 15,000,000 shares; issued - 9,167,779 shares in 1999 and
       8,937,561 shares in 1998 .......................................         917          894
      Additional paid-in capital ......................................      70,690       69,744
      Retained deficit ................................................     (15,490)     (26,244)
                                                                          ---------    ---------
                                                                             56,117       44,394
                                                                          ---------    ---------
                                                                          $ 109,166    $ 120,653
                                                                          =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share)

                                                    Year Ended December 31,
                                               --------------------------------
                                                 1999        1998        1997
                                               --------    --------    --------
REVENUES
      Oil and gas sales ...................... $ 44,366    $ 51,932    $ 70,929
      Natural gas services ...................    3,684       3,795       4,559
                                               --------    --------    --------
           Total revenues ....................   48,050      55,727      75,488
                                               --------    --------    --------

COSTS AND EXPENSES
      Lease operations .......................   11,222      14,237      16,205
      Exploration:
           Abandonments and impairments ......    5,245      16,128       2,692
           Seismic and other .................    1,418       4,501       7,629
      Natural gas services ...................    3,098       3,242       3,955
      Depreciation, depletion and amortization   20,810      31,665      31,273
      Impairment of property and equipment ...       81       8,493         236
      General and administrative .............    3,929       4,299       4,181
                                               --------    --------    --------
           Total costs and expenses ..........   45,803      82,565      66,171
                                               --------    --------    --------
           Operating income (loss) ...........    2,247     (26,838)      9,317
                                               --------    --------    --------
OTHER INCOME (EXPENSE)
      Interest expense .......................   (2,893)     (2,384)     (1,767)
      Gain on sales of property and equipment    10,926          53         155
      Other ..................................      474          85          62
                                               --------    --------    --------
           Total other income (expense) ......    8,507      (2,246)     (1,550)
                                               --------    --------    --------
INCOME (LOSS) BEFORE INCOME TAXES ............   10,754     (29,084)      7,767
                                               --------    --------    --------
INCOME TAX EXPENSE
      Current ................................       --          --          --
      Deferred ...............................       --          --          --
                                               --------    --------    --------
           Total income tax expense ..........       --          --          --
                                               --------    --------    --------
NET INCOME (LOSS) ............................ $ 10,754    $(29,084)   $  7,767
                                               ========    ========    ========
Net income (loss) per common share:
      Basic .................................. $   1.19    $  (3.27)   $    .87
                                               ========    ========    ========
      Diluted ................................ $   1.18    $  (3.27)   $    .85
                                               ========    ========    ========

Weighted average common shares outstanding:
      Basic ..................................    9,005       8,905       8,888
                                               ========    ========    ========
      Diluted ................................    9,148       8,905       9,094
                                               ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                              Common Stock
                                          -------------------   Additional   Retained
                                           No. of      Par       Paid-In     Earnings    Treasury
                                           Shares      Value     Capital     (Deficit)     Stock      Total
                                          -------    --------   ----------   ---------   --------    --------
BALANCE,
   December 31, 1996 .................      8,928    $    893    $ 70,248    $ (4,927)   $     --    $ 66,214

        Repurchase of common stock
         for  treasury ...............         --          --          --          --      (1,520)     (1,520)
        Issuance of stock through
         compensation plans ..........         53           5         608          --          --         613
        Net income ...................         --          --          --       7,767          --       7,767
                                          -------    --------    --------    --------    --------    --------
BALANCE,
   December 31, 1997 .................      8,981         898      70,856       2,840      (1,520)     73,074

        Cancellation of treasury stock        (95)         (9)     (1,511)         --       1,520          --
        Issuance of stock through
         compensation plans ..........         52           5         399          --          --         404
        Net loss .....................         --          --          --     (29,084)         --     (29,084)
                                          -------    --------    --------    --------    --------    --------
BALANCE,
   December 31, 1998 .................      8,938         894      69,744     (26,244)         --      44,394
        Issuance of stock through
         compensation plans ..........        230          23         946          --                     969
        Net income ...................         --          --          --      10,754          --      10,754
                                          -------    --------    --------    --------    --------    --------
BALANCE,
   December 31, 1999 .................      9,168    $    917    $ 70,690    $(15,490)   $     --    $ 56,117
                                          =======    ========    ========    ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                Year Ended December 31,
                                                            --------------------------------
                                                              1999        1998        1997
                                                            --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss) .................................   $ 10,754    $(29,084)   $  7,767
      Adjustments to reconcile net income (loss) to cash
         provided by operating activities:
           Depreciation, depletion and amortization .....     20,810      31,665      31,273
           Impairment of property and equipment .........         81       8,493         236
           Exploration costs ............................      5,245      16,128       2,692
           Gain on sales of property and equipment ......    (10,926)        (53)       (155)
           Other ........................................        274         375         582
      Changes in operating working capital:
           Accounts receivable ..........................     (2,582)      2,842      (1,088)
           Accounts payable .............................      1,064       1,448         766
           Other ........................................         18       1,691      (2,749)
                                                            --------    --------    --------
                Net cash provided by operating activities     24,738      33,505      39,324
                                                            --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to property and equipment ...............    (19,683)    (53,720)    (56,167)
      Proceeds from sales of property and equipment .....     19,060         260         303
      Other .............................................       (200)         --          --
                                                            --------    --------    --------
                Net cash used in investing activities ...       (823)    (53,460)    (55,864)
                                                            --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from long-term debt ......................         --      19,200      17,700
      Repayments of long-term debt ......................    (24,400)         --          --
      Repurchase of common stock for treasury ...........         --          --      (1,520)
      Proceeds from sale of common stock ................        695          29          31
                                                            --------    --------    --------
                Net cash provided by (used in) financing
                  activities ............................    (23,705)     19,229      16,211
                                                            --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS .......................................        210        (726)       (329)

CASH AND CASH EQUIVALENTS
      Beginning of period ...............................      1,424       2,150       2,479
                                                            --------    --------    --------
      End of period .....................................   $  1,634    $  1,424    $  2,150
                                                            ========    ========    ========

SUPPLEMENTAL DISCLOSURES
      Cash paid for interest, net of amounts
        capitalized .....................................   $  3,021    $  2,291    $  1,668
                                                            ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

      Clayton Williams Energy, Inc. (a Delaware corporation) and its subsidiaries (collectively, the "Company") is an independent oil and gas company engaged in the exploration for and development and production of oil and natural gas primarily in Texas, Louisiana and New Mexico.

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

2. Summary of Significant Accounting Policies

      Estimates and Assumptions

      The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

      Oil and Gas Properties

      The Company follows the successful efforts method of accounting for its oil and gas properties, whereby costs of productive wells, developmental dry holes and productive leases are capitalized and amortized using the unit-of-production method based on estimated proved reserves. Proceeds from sales of properties are credited to property costs, and a gain or loss is recognized when a significant portion of an amortization base is sold or abandoned.

      Exploration costs, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs, including the cost of stratigraphic test wells, are initially capitalized but charged to exploration expense if and when the well is determined to be unsuccessful. The acquisition costs of unproved acreage are initially capitalized and are carried at cost, net of accumulated impairment provisions, until such leases are transferred to proved properties or charged to exploration expense as impairments of unproved properties.

      Natural Gas and Other Property and Equipment

      Natural gas gathering and processing systems consist primarily of gas gathering pipelines, compressors and gas processing plants. Other property and equipment consists primarily of field equipment and facilities, office equipment, leasehold improvements and vehicles. Major renewals and betterments are

                          CLAYTON WILLIAMS ENERGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      SFAS 121 provides for future revenue from the Company's oil and gas production to be estimated based upon prices at which management reasonably estimates such products will be sold. These estimates of future product prices may differ from current market prices of oil and gas. Any downward revisions to management's estimates of product prices could result in an impairment of the Company's oil and gas properties in future periods.

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

      Capitalization of Interest

      Interest costs associated with maintaining the Company's inventory of unproved oil and gas properties are capitalized. During the years ended December 31, 1999, 1998 and 1997, the Company capitalized interest totaling approximately $547,000, $967,000 and $346,000, respectively.

      Statements of Cash Flows

      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                          CLAYTON WILLIAMS ENERGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Net Income (Loss) Per Common Share

      The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during each period. Diluted net income per share gives further effect to the additional dilution, if any, related to outstanding employee stock options. In periods when a net loss is reported, diluted loss per share is the same as basic loss per share since the effects of outstanding employee stock options are anti-dilutive.

      Stock-Based Compensation

      The Company accounts for stock-based compensation utilizing the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25").

      Revenue Recognition and Gas Balancing

      The Company utilizes the sales method of accounting for natural gas revenues whereby revenues are recognized based on the amount of gas sold to purchasers. The amount of gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at December 31, 1999, 1998 or 1997.

      Investments in Equity Securities

      The Company accounts for investments in equity securities as "available for sale" investments under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." As of December 31, 1999, the Company held equity securities in a corporation which operates an internet marketplace for petroleum services and equipment. The investment is carried at its cost of $200,000, which management believes approximates its fair market value, and is classified as a non-current other asset in the accompanying balance sheet at December 31, 1999.

      Comprehensive Income

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. For the years ended December 31, 1999, 1998 and 1997, the Company reported no differences between comprehensive income and net income.

      Reclassifications

      Certain reclassifications of prior year financial statement amounts have been made to conform to current year presentations.

3. Long-Term Debt

      Long-term debt consists of the following:

                                                         December 31,
                                                       -----------------
                                                        1999      1998
                                                       -------   -------
                                                         (In thousands)

Secured Bank Credit Facility (matures July 31, 2001)   $30,500   $54,900
Less current maturities ............................        --    15,800
                                                       -------   -------
                                                       $30,500   $39,100
                                                       =======   =======

      Aggregate maturities of long-term debt at December 31, 1999 are as follows: 2000 - $0; and 2001 - $30,500,000.

                          CLAYTON WILLIAMS ENERGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Secured Bank Credit Facility

      The Company's secured bank credit facility provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit. At December 31, 1999, the borrowing base was $48 million and the outstanding advances were $30.5 million. The borrowing base, which is based on the discounted present value of future net revenues from oil and gas production, is subject to redetermination at any time, but at least semi-annually, and is determined at the discretion of the banks. If the redetermined borrowing base is less than the amount of outstanding indebtedness, the Company will be required to (i) pledge additional collateral,
(ii) prepay the excess in not more than five equal monthly installments, or
(iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement. Substantially all of the Company's oil and gas properties are pledged to secure advances under the credit facility.

      All outstanding balances on the credit facility may be designated, at the Company's option, as either "Base Rate Loans" or "Eurodollar Loans" (as defined in the loan agreement), provided that not more than two Eurodollar traunches may be outstanding at any time. Base Rate Loans bear interest at the fluctuating Base Rate plus a Base Rate Margin ranging from 0% to 3/8% per annum, depending on levels of outstanding advances and letters of credit. Eurodollar Loans bear interest at the LIBOR rate plus a Eurodollar Margin ranging from 1.75% to 2.5% per annum. At December 31, 1999, the Company's indebtedness under the credit facility consisted of $20 million of Eurodollar Loans at a rate of 8.7% and $10.5 million of Base Rate Loans at a rate of 8.8%. The book value of outstanding advances under the credit facility approximates its estimated fair market value.

      In addition, the Company pays the banks a commitment fee equal to 1/4% per annum on the unused portion of the revolving loan commitment. Interest on the revolving loan and commitment fees are payable quarterly, and all outstanding principal and interest will be due July 31, 2001.

      The loan agreement contains financial covenants that are computed quarterly and require the Company to maintain minimum levels of working capital, cash flow and net tangible assets. The Company was in compliance with all of the financial covenants at December 31, 1999. In addition, the Company is required to comply with other non-financial covenants contained in the loan agreement. At the request of the Company, the banks agreed to modify a certain non-financial covenant to permit the Company to invest $200,000 in the equity securities of a corporation which operates an internet marketplace for petroleum services and equipment.

4. Property Held for Resale

      At December 31, 1998, the Company had identified two properties for sale in 1999. The net book value of these properties aggregated $7.5 million and was classified as a current asset in the accompanying consolidated balance sheet at December 31, 1998. In January 1999, the Company completed the sale of its interest in eight non-operated oil and gas wells located in Matagorda County, Texas for $5.2 million. In April 1999, the Company sold its interests in the Jalmat Field located in Lea County, New Mexico for $12.5 million. Proceeds from these sales were used to reduce indebtedness on the secured bank credit facility. The Company reported a net gain of $10.2 million from the sale of these two properties in 1999.

5. Stockholders' Equity

      In January 1997, the Company repurchased 95,000 shares of its common stock on the open market at a cost of $1,520,000. These shares were classified as treasury stock until they were cancelled in June 1998. The cost of the cancelled shares was reclassified as a reduction in common stock and additional paid-in capital.

                          CLAYTON WILLIAMS ENERGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

7. Stock Compensation Plans

      1993 Plan

      The Company has reserved 898,200 shares of common stock for issuance under the 1993 Stock Compensation Plan ("1993 Plan"). The 1993 Plan provides for the issuance of nonqualified stock options with an exercise price which is not less than the market value of the Company's common stock on the date of grant. All options granted through December 31, 1999 expire 10 years from the date of grant and become exercisable based on varying vesting schedules.

      The following table reflects activity in the 1993 Plan for 1999, 1998 and 1997.

                                 1999                       1998                      1997
                        ------------------------   -----------------------    ----------------------
                                      Weighted                  Weighted                   Weighted
                                       Average                   Average                    Average
                          Shares        Price       Shares        Price         Shares       Price
                        ---------    -----------   --------    -----------    ---------    ---------
Beginning of year .       722,052    $     11.23    632,269    $     10.99      458,766    $    8.46
      Granted (a) .       304,870    $      5.50    110,168    $     11.61      210,700    $   15.36
      Exercised ...      (188,200)   $      3.55    (12,305)   $      2.39      (12,791)   $    2.53
      Forfeited ...       (18,668)   $     10.85     (8,080)   $     11.69      (24,406)   $    5.53
      Cancelled (b)      (293,889)   $     14.15         --             --           --           --
                        ---------                  --------                   ---------
End of year .......       526,165    $      9.03    722,052    $     11.23      632,269    $   10.99
                        =========                  ========                   =========

Exercisable .......       254,204    $     11.02    261,089    $      7.72      194,357    $    6.00
                        =========    ===========   ========    ===========    =========    =========
Issuable ..........       148,329                   140,642                     242,730
                        =========                  ========                   =========

----------
(a) In addition to the reissuances described in Note (b), the Company granted new options as follows: 1999 - 9,981 shares at $5.50 per share and 1,000 shares at $6.00 per share; 1998 - 102,168 shares at $11.69 per share, 3,000 shares at $9.06 per share, and 5,000 shares at $11.50 per share; and 1997 - 48,700 shares at $14.00 per share, 12,000 shares at $14.44 per share and 150,000 shares at $15.88 per share.

(b) In 1999, the Company exchanged options to purchase 293,889 shares, which were originally granted in 1997 and 1998 at a weighted average price of $14.15 per share, for an equal number of options at a price of $5.50 per share.

      In November 1999, certain employees of the Company, including one officer, borrowed an aggregate of $834,000 from a bank in order to finance the exercise of stock options granted under the 1993 Plan. The Company guaranteed the loans, and accordingly, was contingently liable for the full amount of such loans at December 31, 1999.

      Directors Plan

      The Company has reserved 86,300 shares of common stock for issuance under the Outside Directors Stock Option Plan ("Directors Plan"). Since inception of the Directors Plan, the Company has issued options covering 21,000 shares of common stock (3,000 per year from 1993 through 1999) at option prices ranging from $3.25 to $18.50 per share. All options expire 10 years from the date of grant and are fully

                          CLAYTON WILLIAMS ENERGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exercisable upon issuance. At December 31, 1999, options to purchase 17,000 shares were outstanding, and 65,300 shares remain available for future grants.

      Bonus Incentive Plan

      The Company has reserved 115,500 shares of common stock for issuance under the Bonus Incentive Plan. The plan provides that the Board of Directors each year may award bonuses in cash, common stock of the Company, or a combination thereof. In November 1997, cash awards totaling $31,500 and stock awards totaling 9,310 shares of common stock at a market price of $16.00 per share were granted to certain employees and officers. At December 31, 1999, 106,190 shares remain available for issuance under this plan.

      Stock Compensation Plans

      The Company has a compensation plan which permits the Company to pay all or part of selected executives' salaries in shares of common stock in lieu of cash. The Company reserved an aggregate of 500,000 shares of common stock for issuance under this plan. During 1999, 1998 and 1997, the Company issued 36,919, 28,789 and 30,808 shares, respectively, of common stock to one officer in lieu of cash compensation aggregating $264,000, $278,000 and $421,000, respectively. The amounts of such compensation are included in general and administrative expense in the accompanying consolidated financial statements.

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

                                          1999           1998           1997
                                        ---------     ----------     ---------
                                           (In thousands, except per share)

    Net income (loss):
        As reported ..................  $  10,754     $  (29,084)    $   7,767
        Pro forma ....................      9,613     $  (30,172)    $   7,175

    Net income (loss) per share:
        Basic:
          As reported ................  $    1.19     $    (3.27)    $     .87
          Pro forma ..................  $    1.07     $    (3.39)    $     .81

        Diluted:
          As reported ................  $    1.18     $    (3.27)    $     .85
          Pro forma ..................  $    1.05     $    (3.39)    $     .79

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

                          CLAYTON WILLIAMS ENERGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of the above pro forma disclosures, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1999, 1998 and 1997, respectively: risk-free interest rates of 5.5%, 5.2% and 6.1%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of .74, .55 and .575; and a life expectancy of each option of 7 years.

8. Transactions with Affiliates

      During the periods presented, the Company and various entities controlled by the Company's principal stockholder provided certain general and administrative services to one another. General and administrative expenses in the accompanying financial statements are net of charges by the Company to affiliates for services aggregating $788,000, $664,000 and $684,000 for the years ended December 31, 1999, 1998 and 1997, respectively, and include charges to the Company by affiliates for rents and services aggregating $259,000, $102,000 and $200,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company believes that all related party transactions are on terms no less favorable than those available from unrelated third parties.

        Accounts receivable from affiliates and accounts payable to affiliates include, among other things, amounts for charges whereby the Company is the operator of certain wells in which affiliates own an interest. These charges are on terms which are consistent with the terms offered to unaffiliated third parties which own interests in wells operated by the Company.

9. Commitments and Contingencies

      Leases

      The Company leases office space from affiliates and nonaffiliates under noncancelable operating leases. Rental expense pursuant to the office leases amounted to $408,000, $345,000 and $337,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

      Future minimum payments under noncancelable leases at December 31, 1999, are as follows:

                                                                Operating
                                                                  Leases
                                                              --------------
                                                              (In thousands)

        2000 ..........................................          $   536
        2001 ..........................................              475
        2002 ..........................................               94
        Thereafter ....................................               13
                                                                 -------
           Total minimum lease payments ...............          $ 1,118
                                                                 =======
      Concentration of Credit Risk

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

                          CLAYTON WILLIAMS ENERGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Hedging Activities

      From time to time, the Company utilizes forward sale and other financial option arrangements, such as swaps and collars, to reduce price risks on the sale of its oil and gas production. The Company accounts for such arrangements as hedging activities and, accordingly, records all realized gains and losses as oil and gas revenues in the period the hedged production is sold. Included in oil and gas revenues are losses totaling $310,000 in 1999, net gains totaling $9,871,000 in 1998 (comprised of gains of $10,024,000, partially offset by losses of $153,000), and gains totaling $252,000 in 1997.

      The Company did not have any open hedge positions as of December 31, 1999. However, subsequent to December 31, 1999, the Company entered into certain financial option arrangements, as follows:

      - Swap arrangements covering 1,830,000 MMBtu of its gas production from February 2000 through May 2000 at an average price of $2.26. This position was subsequently terminated at an aggregate loss of approximately $800,000.

      - Swap arrangements covering 740,000 barrels of its oil production from July 2000 through December 2000 and from April 2001 through October 2001 at an average price of $22.49 (ranging from a high of $25.00 per barrel in July 2000 to a low of $20.03 in October 2001).

      - Collar arrangements covering 170,000 barrels of its oil production from January 2001 through March 2001 at an average floor price of $20.66 and an average ceiling price of $23.81.

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

10. Impairment of Property and Equipment

      The Company has recorded provisions for impairment under SFAS 121 of $81,000, $8,493,000 and $236,000 for the years 1999, 1998 and 1997, respectively. The 1998 provision was attributable to certain oil and gas properties in east central Texas, south Texas, the Texas Gulf Coast and Louisiana. The impairment was caused primarily by a decline in forecasted oil and gas prices. Fair market value of the impaired assets was estimated to be the present value of expected future cash flows at an appropriate discount rate. The provisions for 1999 and 1997 related to certain minor value properties.

      The Company has also recorded provisions for impairment of unproved properties aggregating $4 million, $8.4 million and $763,000 in 1999, 1998 and 1997, respectively, and have charged such impairments to exploration costs in the accompanying statements of operations.

11. Purchases of Assets

                          CLAYTON WILLIAMS ENERGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In October 1998, the Company purchased certain oil and gas properties in north Texas for $1.8 million with an effective date of September 1, 1998.

      In November 1998, the Company and an affiliated limited partnership acquired certain oil and gas properties in east Texas for an aggregate purchase price of $41.1 million, net of closing adjustments. The effective date for accounting purposes was December 1, 1998. All revenues and expenses subsequent to the stated effective date of April 1, 1998, but prior to December 1, 1998, were accounted for as adjustments to the purchase price. The Company acquired an undivided 10% interest in the purchased assets for $4.9 million of the adjusted purchase price. In addition, the Company serves as general partner of the limited partnership which acquired the remaining 90%. After the limited partner receives an agreed-upon rate of return, the Company's general partnership interest will increase from 1% to 35%.

12. Income Taxes

      Since the Company's consolidation in May 1993, the Company has incurred net losses for financial reporting purposes aggregating $15.5 million and has recognized cumulative tax losses of approximately $37.1 million which can be carried forward and used to offset future taxable income. Tax loss carryforwards begin to expire in 2008. Due to the uncertainty of realizing the related future benefits from tax loss carryforwards, valuation allowances have been recorded to the extent net deferred tax assets exceed net deferred tax liabilities at December 31, 1999, 1998 and 1997.

      The tax effected temporary differences and tax loss carryforwards which comprise net deferred tax assets and liabilities are as follows:

                                                          December 31,
                                               ---------------------------------
                                                 1999        1998        1997
                                               --------    --------    --------
                                                         (In thousands)
Deferred tax assets (liabilities):
    Depreciable and depletable property ....   $ (6,183)   $ (2,394)   $(12,828)
    Tax loss carryforwards .................     12,961      12,295      12,584
    Other ..................................        956         970         936
    Valuation allowance ....................     (7,734)    (10,871)       (692)
                                               --------    --------    --------
        Net deferred tax asset (liability) .   $     --    $     --    $     --
                                               ========    ========    ========

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

      The Financial Accounting Standards Board has issued an exposure draft of an interpretation to APB 25 which may adversely affect the Company's results of operations in periods subsequent to its final issuance. The interpretation requires certain stock options which the Company repriced in April 1999 to be

                          CLAYTON WILLIAMS ENERGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

treated as compensatory. Accordingly, the Company will be required to recognize compensation expense on such options to the extent that the quoted market value of the Company's common stock in future periods exceeds its quoted market value on the effective date of the final interpretation. Since the Company cannot accurately predict the quoted market value at any future date, the Company cannot presently quantify the level of compensation expense which may be reported in future periods. However, any charge against earnings required pursuant to the interpretation will be a non-cash expense and will not affect cash flow from operating activities.

14. Quarterly Financial Data (Unaudited)

      The following table summarizes results for each of the four quarters for the years ended December 31, 1999 and 1998.

                                                    First      Second      Third      Fourth
                                                   Quarter     Quarter    Quarter     Quarter       Year
                                                  --------    --------    --------    --------    --------
                                                              (In thousands, except per share)
Year ended December 31, 1999:
        Total revenues ........................   $  8,326    $ 10,780    $ 13,736    $ 15,208    $ 48,050
        Gross profit (a) ......................   $  4,961    $  7,301    $  9,981    $ 11,487    $ 33,730
        Net income (loss) .....................   $   (185)   $  7,948    $  1,896    $  1,095    $ 10,754
        Net income (loss) per common share (b):
             Basic ............................   $   (.02)   $    .89    $    .21    $    .12    $   1.19
             Diluted ..........................   $   (.02)   $    .87    $    .20    $    .12    $   1.18

Year ended December 31, 1998:
        Total revenues ........................   $ 17,765    $ 14,848    $ 12,384    $ 10,730    $ 55,727
        Gross profit (a) ......................   $ 13,019    $ 10,233    $  8,327    $  6,669    $ 38,248
        Net income (loss) .....................   $    962    $ (6,196)   $ (2,425)   $(21,425)   $(29,084)
        Net income (loss) per common share (b):
             Basic ............................   $    .11    $    .70    $   (.27)   $  (2.40)   $  (3.27)
             Diluted ..........................   $    .11    $    .70    $   (.27)   $  (2.40)   $  (3.27)

----------
(a) Gross profit is computed by the sum of oil and gas sales plus natural gas services revenues less operating expenses. Operating expenses consist of lease operations and costs associated with natural gas services.

(b) The sum of the individual quarterly net income (loss) per share amounts may not agree to the total for the year due to each period's computation based on the weighted average number of common shares outstanding during each period.

15. Costs of Oil and Gas Properties

      The following table sets forth certain information with respect to costs incurred in connection with the Company's oil and gas producing activities.

                                                    Year Ended December 31,
                                               ---------------------------------
                                                1999         1998         1997
                                               -------      -------      -------
                                                         (In thousands)
Property acquisitions:
        Proved ..................              $    --      $ 7,077      $    --
        Unproved ................                3,221       10,602       14,042
Developmental costs .............                8,199        7,285       32,656
Exploratory costs ...............                6,912       22,319       13,813
                                               -------      -------      -------
        Total ...................              $18,332      $47,283      $60,511
                                               =======      =======      =======

                          CLAYTON WILLIAMS ENERGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table sets forth the capitalized costs for oil and gas properties:

                                                            December 31,
                                                      -------------------------
                                                        1999            1998
                                                      ---------       ---------
                                                           (In thousands)

Proved properties ..............................      $ 431,311       $ 415,471
Unproved properties ............................          5,520           8,889
                                                      ---------       ---------
Total capitalized costs ........................        436,831         424,360
Accumulated depreciation, depletion and
  amortization .................................       (347,970)       (328,231)
                                                      ---------       ---------
        Net capitalized costs ..................      $  88,861       $  96,129
                                                      =========       =========

16. Oil and Gas Reserve Information (Unaudited)

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

      The following table sets forth proved oil and gas reserves together with the changes therein (oil in MBbls, gas in MMcf, gas converted to MBOE at one MBbl per six MMcf):

                                                                     Year Ended December 31,
                                     ----------------------------------------------------------------------------------------------
                                                1999                             1998                             1997
                                     ----------------------------     ----------------------------     ----------------------------
                                      Oil        Gas        MBOE        Oil       Gas        MBOE        Oil       Gas        MBOE
                                     ------     ------     ------     ------     ------     ------     ------     ------     ------
Proved reserves
   Beginning of period ..........     5,741     38,854     12,217      8,410     32,861     13,887      8,507     35,798     14,474
   Revisions ....................     5,077        663      5,188       (744)    (3,248)    (1,285)      (726)     1,020       (556)
   Extensions and discoveries ...     3,239      9,306      4,790        254      8,768      1,716      3,532      1,134      3,721
   Sales of minerals-in-place ...      (277)   (13,835)    (2,583)        --         --         --         --         --         --
   Purchases of minerals-in-place        --         --         --        349      5,306      1,233         --         --         --
   Production ...................    (1,876)    (4,847)    (2,684)    (2,528)    (4,833)    (3,334)    (2,903)    (5,091)    (3,752)
                                     ------     ------     ------     ------     ------     ------     ------     ------     ------
   End of period ................    11,904     30,141     16,928      5,741     38,854     12,217      8,410     32,861     13,887
                                     ======     ======     ======     ======     ======     ======     ======     ======     ======
Proved developed reserves
   Beginning of period ..........     5,504     32,215     10,873      7,826     27,392     12,392      7,199     30,496     12,282
                                     ======     ======     ======     ======     ======     ======     ======     ======     ======
   End of period ................     9,028     26,960     13,521      5,504     32,215     10,873      7,826     27,392     12,392
                                     ======     ======     ======     ======     ======     ======     ======     ======     ======

                          CLAYTON WILLIAMS ENERGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The standardized measure of discounted future net cash flows relating to proved reserves was as follows:

                                                                       December 31,
                                                           ------------------------------------
                                                              1999        1998          1997
                                                           ---------    ---------     ---------
                                                                      (In thousands)
Future cash inflows ....................................   $ 369,584    $ 128,149     $ 219,528
Future costs:
        Production .....................................     (76,507)     (43,647)      (67,207)
        Development ....................................     (24,861)      (9,999)      (13,445)
        Income taxes ...................................     (56,959)          --       (10,445)
                                                           ---------    ---------     ---------
Future net cash flows ..................................     211,257       74,503       128,431
10% discount factor ....................................     (59,615)     (22,442)      (36,028)
                                                           ---------    ---------     ---------
Standardized measure of discounted future net cash flows   $ 151,642    $  52,061     $  92,403
                                                           =========    =========     =========

      Changes in the standardized measure of discounted future net cash flows relating to proved reserves were as follows:

                                                              Year Ended December 31,
                                                       -----------------------------------
                                                          1999         1998         1997
                                                       ---------    ---------    ---------
                                                                  (In thousands)
Standardized measure, beginning of period ..........   $  52,061    $  92,403    $ 135,713
Net changes in sales prices, net of production costs      63,593      (31,210)     (49,024)
Revisions of quantity estimates ....................      58,821       (6,103)      (4,376)
Accretion of discount ..............................       5,206        9,992       16,067
Changes in future development costs, including
 development costs incurred that reduced future
 development costs .................................       1,850        8,415        8,622
Changes in timing and other ........................      (7,348)      (2,758)        (874)
Net change in income taxes .........................     (24,858)       7,515       17,442
Extensions and discoveries .........................      46,892        7,165       23,557
Sales, net of production costs .....................     (33,144)     (37,695)     (54,724)
Sales of minerals-in-place .........................     (11,431)          --           --
Purchases of minerals-in-place .....................          --        4,337           --
                                                       ---------    ---------    ---------
Standardized measure, end of period ................   $ 151,642    $  52,061    $  92,403
                                                       =========    =========    =========

                                INDEX TO EXHIBITS

  Exhibit
  Number                            Description of Exhibit
-----------   ------------------------------------------------------------------

   10.1 Seventh Restated Loan Agreement dated as of December 1, 1999, among Clayton Williams Energy, Inc., Warrior Gas Co., CWEI Acquisitions, Inc., Bank One, Texas, N.A. and Union Bank of California, N.A.

   23.1       Consent of Arthur Andersen LLP

   23.2       Consent of Williamson Petroleum Consultants, Inc.

   24.1       Power of Attorney

   24.2 Certified copy of resolution of Board of Directors of Clayton Williams Energy, Inc. authorizing signature pursuant to Power of Attorney

   27         Financial Data Schedules for the year ended December 31, 1999