Form 10-Q
period 2000-03-31
CLAYTON WILLIAMS ENERGY INC /DE
filed 2000-05-12
CIK 880115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           /X/    Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


                                        YES      /X/         NO       / /

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 10, 2000.....9,183,082.

================================================================================

                          CLAYTON WILLIAMS ENERGY, INC.
                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS                                                                          PAGE
                                                                                                            ----

              Consolidated Balance Sheets as of March 31, 2000
                and December 31, 1999.....................................................................     3

              Consolidated Statements of Operations for the three months
                 ended March 31, 2000 and 1999............................................................     4

              Consolidated Statements of Cash Flows for the three months
                ended March 31, 2000 and 1999.............................................................     5

              Notes to Consolidated Financial Statements..................................................     6


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.......................................................     9


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS..................................    13



                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K............................................................    15




================================================================================

                          CLAYTON WILLIAMS ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                     ASSETS

                                                                               MARCH 31,           DECEMBER 31,
                                                                                 2000                  1999
                                                                           ---------------       ---------------
                                                                              (UNAUDITED)

CURRENT ASSETS
     Cash and cash equivalents.........................................    $        1,668        $        1,634
     Accounts receivable:
         Trade, net....................................................             2,889                 2,661
         Affiliates....................................................               518                   729
         Oil and gas sales.............................................            12,121                 9,846
     Inventory.........................................................               590                   717
     Other.............................................................               475                   313
                                                                           ---------------       ---------------
                                                                                   18,261                15,900
                                                                           ---------------       ---------------
PROPERTY AND EQUIPMENT
     Oil and gas properties, successful efforts method.................           448,295               436,831
     Natural gas gathering and processing systems......................            12,523                 9,810
     Other.............................................................            10,362                10,350
                                                                           ---------------       ---------------
                                                                                  471,180               456,991
     Less accumulated depreciation, depletion and amortization.........          (369,030)             (363,985)
                                                                           ---------------       ---------------
         Property and equipment, net...................................           102,150                93,006
                                                                           ---------------       ---------------
OTHER ASSETS...........................................................               256                   260
                                                                           ---------------       ---------------
                                                                           $      120,667        $      109,166
                                                                           ===============       ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES Accounts payable:
         Trade.........................................................    $       16,598        $       13,648
         Affiliates....................................................               251                   310
         Oil and gas sales.............................................             8,513                 7,785
     Accrued liabilities and other.....................................               688                   806
                                                                           ---------------       ---------------
                                                                                   26,050                22,549
                                                                           ---------------       ---------------
LONG-TERM DEBT.........................................................            32,000                30,500
                                                                           ---------------       ---------------
STOCKHOLDERS' EQUITY
     Preferred stock, par value $.10 per share; authorized - 3,000,000
      shares; issued and outstanding - none............................               -                     -
     Common stock, par value $.10 per share; authorized - 15,000,000 shares; issued - 9,177,999 shares in 2000 and 9,167,779
      shares in 1999...................................................               918                   917
     Additional paid-in capital........................................            70,765                70,690
     Retained deficit..................................................            (9,066)              (15,490)
                                                                           ---------------       ---------------
                                                                                   62,617                56,117
                                                                           ---------------       ---------------
                                                                           $      120,667        $      109,166
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

                          CLAYTON WILLIAMS ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                     --------------------------------
                                                                         2000                1999
                                                                     ------------        ------------

REVENUES
     Oil and gas sales ...........................................   $     19,102        $      7,521
     Natural gas services ........................................          1,119                 805
                                                                     ------------        ------------
         Total revenues ..........................................         20,221               8,326
                                                                     ------------        ------------

COSTS AND EXPENSES
     Lease operations ............................................          3,700               2,704
     Exploration:
         Abandonments and impairments ............................          1,783                 255
         Seismic and other .......................................            976                 357
     Natural gas services ........................................            869                 661
     Depreciation, depletion and amortization.....................          5,057               5,292
     General and administrative ..................................            851                 738
                                                                     ------------        ------------
         Total costs and expenses ................................         13,236              10,007
                                                                     ------------        ------------

         Operating income (loss) .................................          6,985              (1,681)
                                                                     ------------        ------------

OTHER INCOME (EXPENSE)
     Interest expense ............................................           (611)               (802)
     Gain on sales of property and equipment                                    4               2,211
     Other .......................................................             46                  87
                                                                     ------------        ------------
         Total other income (expense) ............................           (561)              1,496
                                                                     ------------        ------------

INCOME (LOSS) BEFORE INCOME TAXES ................................          6,424                (185)

INCOME TAX EXPENSE ...............................................              -                   -
                                                                     ------------        ------------

NET INCOME (LOSS) ................................................   $      6,424        $       (185)
                                                                     ============        ============

Net income (loss) per common share:
     Basic .......................................................   $        .70        $       (.02)
                                                                     ============        ============
     Diluted .....................................................   $        .69        $       (.02)
                                                                     ============        ============

Weighted average common shares outstanding:
     Basic .......................................................          9,172               8,954
                                                                     ============        ============
     Diluted .....................................................          9,373               8,954
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

                          CLAYTON WILLIAMS ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                             ---------------------------
                                                                               2000               1999
                                                                             --------           --------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss) ..................................................... $  6,424           $   (185)
     Adjustments to reconcile net income (loss) to cash provided by operating activities:
         Depreciation, depletion and amortization ..........................    5,057              5,292
         Exploration costs .................................................    1,783                255
         Gain on sales of property and equipment ...........................       (4)            (2,211)
         Other .............................................................       59                 73
     Changes in operating working capital:
         Accounts receivable ...............................................   (2,292)             4,599
         Accounts payable ..................................................    3,231             (2,538)
         Other .............................................................     (151)               (57)
                                                                             --------           --------

              Net cash provided by operating activities ....................   14,107              5,228
                                                                             --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment ...................................  (15,602)            (3,006)
     Proceeds from sales of property and equipment .........................       10              5,667
     Other .................................................................        2                  -
                                                                             --------           --------

              Net cash provided by (used in) investing activities ..........  (15,590)             2,661
                                                                             --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term debt ..........................................    1,500                  -
     Repayments of long-term debt ..........................................        -             (1,900)
     Proceeds from sale of common stock ....................................       17                 42
                                                                             --------           --------

              Net cash provided by (used in) financing activities ..........    1,517             (1,858)
                                                                             --------           --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..................................       34              6,031

CASH AND CASH EQUIVALENTS
     Beginning of period ...................................................    1,634              1,424
                                                                             --------           --------
     End of period ......................................................... $  1,668           $  7,455
                                                                             ========           ========

SUPPLEMENTAL DISCLOSURES
     Cash paid for interest, net of amounts capitalized .................... $    730           $    817
                                                                             ========           ========


        The accompanying notes are an integral part of these consolidated financial statements.

                           CLAYTON WILLIAMS ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

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

       In the opinion of management, the Company's unaudited consolidated financial statements as of March 31, 2000 and for the interim periods ended March 31, 2000 and 1999 include all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation in accordance with generally accepted accounting principles. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1999 Form 10-K.

3.     LONG-TERM DEBT

       Long-term debt consists of the following:


                                                                               MARCH 31,         DECEMBER 31,
                                                                                 2000                1999
                                                                           ---------------     ---------------
                                                                                      (IN THOUSANDS)

       Secured Bank Credit Facility (matures July 31, 2001)..............  $       32,000      $       30,500
                                                                           ===============     ===============


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

       As of March 31, 2000, the borrowing base established by the banks was $48 million, with no monthly commitment reductions. The borrowing base is scheduled for redetermination in May 2000.

       All outstanding balances on the credit facility may be designated, at the Company's option, as either "Base Rate Loans" or "Eurodollar Loans" (as defined in the loan agreement), provided that not more than two Eurodollar traunches may be outstanding at any time. Base Rate Loans bear interest at the fluctuating Base Rate plus a Base Rate Margin ranging from 0% to 3/8% per annum, depending on levels of outstanding advances and letters of credit. Eurodollar Loans bear interest at the LIBOR rate plus a Eurodollar Margin ranging from 1.75% to 2.5% per annum. At March 31, 2000, the Company's indebtedness under the credit facility consisted of $28 million of Eurodollar Loans at a rate of 8.4% and $4 million of Base Rate Loans at a rate of 9.3%.

       In addition, the Company pays the banks a commitment fee equal to 1/4% per annum on the unused portion of the revolving loan commitment. Interest on the revolving loan and commitment fees are payable quarterly, and all outstanding principal and interest will be due July 31, 2001.

       The loan agreement contains financial covenants that are computed quarterly and require the Company to maintain minimum levels of working capital, cash flow and net tangible assets. The Company was in compliance with all of the financial and non-financial covenants at March 31, 2000.

4.     STOCK COMPENSATION PLANS

       In May 1995, the Company's Board of Directors adopted the Executive Incentive Stock Compensation Plan, permitting the Company to pay all or part of selected executives' salaries in shares of common stock in lieu of cash. The Company reserved 500,000 shares of common stock for issuance under this plan. During the three months ended March 31, 2000, the Company issued 4,920 shares of common stock to one officer in lieu of cash compensation aggregating $59,195. Subsequent to March 31, 2000, the Company issued an additional 2,562 shares to the same officer in lieu of cash compensation aggregating $39,845. The amounts of such compensation are included in general and administrative expense in the accompanying consolidated financial statements.

5.     HEDGING TRANSACTIONS

       From time to time, the Company utilizes forward sale and other financial option arrangements, such as swaps and collars, to reduce price risks on the sale of its oil and gas production. The Company accounts for such arrangements as hedging activities and, accordingly, records all realized gains and losses as oil and gas revenues in the period the hedged production is sold. Included in oil and gas revenues during the three month periods ended March 31, 2000 and 1999 are losses totaling $288,000 and net losses totaling $173,000 (comprised of losses of $243,000, partially offset by gains of $70,000), respectively.

6.     PROPERTY SALES

       In January 1999, the Company completed the sale of its interests in eight non-operated oil and gas wells located in Matagorda County, Texas for $5.2 million resulting in a gain of $1.8 million. In April 1999, the Company also sold its interests in the Jalmat Field located in Lea County, New Mexico for $12.5 million and recorded a gain of $8.4 million.

       In April 2000, the Company sold 50% of its interest in a prospect in Duvall County, Texas for $1 million. The sale resulted in a gain of approximately $1 million to be reported during the second quarter of 2000.

7.     INCOME TAXES

       No provisions for income tax expense were required during the periods presented since the Company has net operating loss carryforwards available to offset any taxable income generated during such periods. Due to the uncertainty of realizing the related future benefits from these tax loss carryforwards, valuation allowances were recorded at March 31, 2000 and 1999 to the extent net deferred tax assets exceed net deferred tax liabilities.

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

       In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (the "Interpretation") to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" which may adversely affect the Company's results of operations in periods subsequent to its effective date, July 1, 2000. The Interpretation requires certain stock options which the Company repriced in April 1999 to be treated as compensatory. Accordingly, the Company will be required to recognize compensation expense on such options to the extent that the quoted market value of the Company's common stock in future periods exceeds its quoted market value on the effective date. Since the Company cannot accurately predict the quoted market value at any future date, the Company cannot presently quantify the level of compensation expense which may be reported in future periods. However, any charge against earnings required pursuant to the interpretation will be a non-cash expense and will not affect cash flow from operating activities.

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

       The following discussion is intended to assist in understanding the Company's historical consolidated financial position at March 31, 2000 and results of operations and cash flows for the periods ended March 31, 2000 and 1999. This discussion should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999 and the consolidated financial statements and notes thereto included in this Form 10-Q.

OVERVIEW

       A significant portion of the Company's proved oil and gas reserves are concentrated in the Cretaceous Trend (the "Trend") which extends from south Texas through east Texas, Louisiana and other southern states and includes the Austin Chalk, Buda and Georgetown formations. Oil and gas production in the Trend is generally characterized by a high initial production rate, followed by a steep rate of decline. In order to maintain its oil and gas reserve base, production levels and cash flow from operations, the Company needs to maintain or increase its level of drilling activity and achieve comparable or improved results from such activities. However, low oil prices caused the Company to temporarily suspend Trend drilling activities from April 1998 through September 1999, resulting in significant declines in oil production from 1997 levels.

       Since 1997, the Company has initiated several exploratory projects designed to reduce its dependence on Trend drilling for future production and reserve growth. These new areas include the Company's Cotton Valley Pinnacle Reef exploratory project, which targets deep gas structures in the vicinity of its core properties in east central Texas, as well as other exploratory projects in south Texas, Louisiana and Mississippi, and emphasize the development of long-life gas reserves. During 1999, the Company devoted a substantial portion of its capital expenditures to these new areas. In the aggregate, exploratory drilling activities accounted for about 32% of the Company's 4,790 MBOE of proved reserves added through extensions and discoveries during 1999. The Company presently plans to spend more than 50% of its capital expenditures in 2000 on exploration activities.

       Although the Company holds a significant block of undeveloped acreage in the Trend, the Company does not believe that the production performance of wells previously drilled in the southern portion of this acreage block justify a multiple-well drilling program. Instead, the Company plans to spend approximately $11.9 million during 2000, of which $6.6 million was incurred at March 31, 2000, to further exploit the developed portion of its Trend acreage by drilling new horizontal wells in the areas that warrant development on an increased density basis and by conducting secondary water frac operations on existing wells.

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

RESULTS OF OPERATIONS

       The following table sets forth certain operating information of the Company for the periods presented:


                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                -----------------------------------
                                                                                     2000                1999
                                                                                ---------------    ----------------

       OIL AND GAS PRODUCTION DATA:
              Oil (MBbls)..................................................              549                 473
              Gas (MMcf)...................................................            1,263               1,110
              MBOE (1).....................................................              760                 658
       AVERAGE OIL AND GAS SALES PRICES (2):
              Oil ($/Bbl)..................................................     $      28.11       $       11.42
              Gas ($/Mcf)..................................................     $       2.70       $        1.57
       OIL AND GAS COSTS ($/BOE PRODUCED):
              Lease operating expenses.....................................     $       4.87       $        4.11
              Oil and gas depletion........................................     $       6.38       $        7.80
       NET WELLS DRILLED (3):
              Exploratory Wells............................................              1.2                 1.1
              Developmental Wells..........................................             12.1                 -


---------------
(1) Gas is converted to barrel of oil equivalents (BOE) at the ratio of six Mcf of gas to one Bbl of oil.

(2)    Includes effects of hedging transactions.

(3)    Excludes wells being drilled or completed at the end of each period.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO MARCH 31, 1999

       REVENUES

       Oil and gas sales increased 155% from $7.5 million in 1999 to $19.1 million in 2000 due primarily to significant increases in oil and gas prices, combined with increases in both oil and gas production. The Company's average price per barrel of oil increased 146% while average gas prices increased 72%. Oil production increased 16% due primarily to added production from the Company's horizontal drilling and water frac programs in the Trend. Gas production increased 14% due primarily to production from the Cotton Valley Pinnacle Reef area, offset in part by the loss of production from a large gas property sold in the second quarter of 1999.

       The Company currently has two wells on production in the Cotton Valley Pinnacle Reef area, the J. C. Fazzino Unit #1, the Company's initial discovery well, and the J. C. Fazzino Unit #2, a well drilled in the same reef under a vendor financing arrangement. Due to limited plant capacity, combined gas production from these wells during the first quarter of 2000 was restricted to 15 MMcf per day. The Company completed construction on a new 70 MMcf per day plant in early April. Since the completion of the new plant, the Company has produced the Fazzino #2 at an average rate of 27.3 MMcf per day (10.9 MMcf to the Company's interest, net of royalties and amounts payable to the vendor finance group), and has produced the Fazzino #1 at an average rate of 5.4 MMcf per day (4.4 MMcf to the Company's interest, net of royalties). Significant uncertainties exist with respect to any estimate of future production to be derived from these wells due to the limited production history available at this time. Accordingly, the Company cannot predict the effects of such production on future revenues and results of operations.

       COSTS AND EXPENSES

       Lease operations expenses increased 37% from $2.7 million in 1999 to $3.7 million in 2000, while oil and gas production on a BOE basis increased 16%, resulting in an 18% increase in production costs on a BOE basis from $4.11 in 1999 to $4.87 in 2000. Such increase was due primarily to increased production taxes attributable to higher oil and gas prices in 2000.

       Exploration costs increased 358% from $612,000 in 1999 to $2.8 million in 2000 due primarily to the charge off during the current quarter of $1.2 million of unproved property impairments and $624,000 of dry hole costs, as compared to charges for both impairments and dry holes of only $255,000 during the 1999 period. Most of the unproved property impairments relate to acreage in the Glen Rose area of Texas, and the dry hole costs relate to a non-operated well in Duvall County, Texas. Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

       Depreciation, depletion and amortization expense decreased 4% from $5.3 million in 1999 to $5.1 million in 2000 due primarily to an 18% reduction in the average depletion rate, offset largely by a 16% increase in oil and gas production on a BOE basis. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The decline in the average depletion rate per BOE from $7.80 in 1999 to $6.38 in 2000 was primarily due to higher reserve estimates attributable to improved product prices.

       General and administrative expenses increased 15% from $738,000 in 1999 to $851,000 in 2000 due primarily to higher personnel costs during the current quarter attributable to increased levels of drilling and operating activities. Low product prices in 1998 caused the Company to curtail its operations and implement cost reduction measures consisting primarily of personnel layoffs and salary reductions. As prices improved in late 1999, the Company resumed drilling and operating activities and reversed many of these temporary measures.

       INTEREST EXPENSE AND OTHER

       Interest expense decreased 24% from $802,000 in 1999 to $611,000 in 2000 due primarily to lower average levels of indebtedness on the secured bank credit facility, offset in part by higher interest rates. The average daily principal balance outstanding on the credit facility during the current quarter was $30.1 million compared to $51.8 million in the 1999 period. The effective annual interest rate on bank debt, including bank fees, during the current quarter was 9.1%, compared to 7.4% in the 1999 period.

       During the first quarter of 1999, the Company recorded a gain on sales of property and equipment of $1.8 million on the sale of the Company's interest in eight non-operated gas wells in Matagorda County, Texas.

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

CAPITAL EXPENDITURES

       The Company plans to spend $44.3 million on exploration and development activities during 2000, of which $16.9 million has been incurred through March 31, 2000. The year 2000 estimates include $11.9 million in the Trend, $12.1 million in the Cotton Valley Pinnacle Reef area, $10.2 million on various exploratory projects in Louisiana and $10.1 million on other projects.

CAPITAL RESOURCES

       CREDIT FACILITY

       The credit facility provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit. At March 31, 2000, the borrowing base was $48 million and the outstanding advances were $32 million. The borrowing base is subject to redetermination at any time, but at least semi-annually, and is made at the discretion of the banks. If the redetermined borrowing base is less than the amount of outstanding indebtedness, the Company will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement.

       WORKING CAPITAL AND CASH FLOW

       During the current quarter, the Company generated cash flow from operating activities of $14.1 million, borrowed $1.5 million on the credit facility and spent $15.6 million on capital expenditures.

       The Company's working capital deficit increased from $6.6 million at December 31, 1999 to $7.8 million at March 31, 2000. The Company applies most of its available cash toward the repayment of the credit facility. Since all outstanding indebtedness on the credit facility is classified as a non-current liability, the timing of receipts and disbursements can cause reported working capital to fluctuate. However, working capital will increase in future periods as funds are advanced on the credit facility to finance the Company's capital expenditures program.

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

INFORMATION SYSTEMS FOR THE YEAR 2000

       The Company has experienced no computer systems or equipment failures related to the arrival of the Year 2000. All systems and equipment have continued to be operational, and the Company has no reason to believe that any of its systems and equipment are not Year 2000 compliant. Furthermore, the Company is not aware of any Year 2000 compliance problems of purchasers, vendors, contractors and other third parties which have adversely affected, or which may in the future adversely affect, the Company's ability to conduct business with such third parties. The costs to implement the Year 2000 Plan were nominal since the primary area for remediation involved software covered by a maintenance agreement. The Company believes that its Year 2000 plan has been successfully completed and, except for routine monitoring of its computer systems and equipment, does not plan to take any further action in regards to Year 2000 issues.

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

OIL AND GAS PRICES

       The Company's financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company. These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. It is impossible to predict future oil and gas prices with any degree of certainty. Sustained weakness in oil and gas prices may adversely affect the Company's financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that the Company can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can have an adverse affect on the Company's ability to obtain capital for its exploration and development activities. Similarly, any improvements in oil and gas prices can have a favorable impact on the Company's financial condition, results of operations and capital resources. Based on the Company's volume of oil and gas production for the first quarter of 2000, a $1 change in the price per Bbl of oil and a $.10 change in the price per Mcf of gas would result in an aggregate change in gross revenues of approximately $675,000 during the three month period.

       During 1998 and continuing into 1999, the oil and gas industry operated in a depressed commodity price environment. Oil prices during the first quarter of 1999 fell to their lowest levels in history when adjusted for inflation. Since then, oil prices have improved significantly, and in March 2000, peaked at over $34 per barrel on the NYMEX. Gas prices have also improved since March 1999, but like the oil markets, remain very volatile.

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

       Except for a floor of $10.00 per barrel on 800,000 barrels of oil production from January 1999 through June 1999, the Company did not have any significant hedging arrangements in place for 1999. However, in January 2000, the Company entered into swap arrangements covering 1,830,000 MMBtu of its gas production from February 2000 through May 2000 at an average price of $2.26 per MMBtu. This position was subsequently terminated at an aggregate loss of approximately $800,000, of which $286,000 was recognized during the first quarter of 2000.

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

INTEREST RATES

       All of the Company's outstanding indebtedness at March 31, 2000 is subject to market rates of interest as determined from time to time by the banks pursuant to the secured bank credit facility. See "CAPITAL Resources". The Company may designate borrowings under the credit facility as either "Base Rate Loans" or "Eurodollar Loans." Base Rate Loans bear interest at a fluctuating rate that is linked to the discount rates established by the Federal Reserve Board. Eurodollar Loans bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these interest rates can have an adverse impact on the Company's results of operations and cash flow. Although various financial instruments are available to hedge the effects of changes in interest rates, the Company does not consider the risk to be significant and has not entered into any interest rate hedging transactions. Based on the Company's outstanding indebtedness at March 31, 2000 of $32 million, a change in interest rates of 25 basis points would affect annual interest payments by $80,000.

                           PART II. OTHER INFORMATION

ITEM 6 -      EXHIBITS AND REPORTS ON FORM 8-K

       EXHIBITS

               EXHIBIT
               NUMBER                              DESCRIPTION
               -------       ---------------------------------------------------

                27           Financial Data Schedule


       REPORTS ON FORM 8-K

           No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                          CLAYTON WILLIAMS ENERGY, INC.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                  CLAYTON WILLIAMS ENERGY, INC.

Date:    May 11, 2000             By:  /s/ L. Paul Latham
                                       -----------------------------------------
                                       L. Paul Latham
                                       Executive Vice President and Chief
                                       Operating Officer

Date:    May 11, 2000             By:  /s/ Mel G. Riggs
                                       -----------------------------------------
                                       Mel G. Riggs
                                       Senior Vice President and Chief Financial
                                       Officer