Form 10-Q
period 2000-06-30
CLAYTON WILLIAMS ENERGY INC /DE
filed 2000-08-11
CIK 880115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         /X/    Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       or

         / /    Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the transition period from ______ to ______

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

                             YES   /X/             NO   / /

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 8, 2000.....9,218,281.

--------------------------------------------------------------------------------

                          CLAYTON WILLIAMS ENERGY, INC.
                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS                                                                          PAGE

              Consolidated Balance Sheets as of June 30, 2000
                and December 31, 1999.....................................................................     3

              Consolidated Statements of Operations for the three months and six months
                ended June 30, 2000 and 1999..............................................................     4

              Consolidated Statements of Cash Flows for the six months
                ended June 30, 2000 and 1999..............................................................     5

              Notes to Consolidated Financial Statements..................................................     6


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.......................................................    10


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS..................................    15



                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K............................................................    17


--------------------------------------------------------------------------------

                          CLAYTON WILLIAMS ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                               JUNE 30,            DECEMBER 31,
                                                                                 2000                  1999
                                                                           ---------------       ---------------
                                                                              (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents.........................................    $        3,458        $        1,634
     Accounts receivable:
         Trade, net....................................................             2,145                 2,661
         Affiliates....................................................             1,256                   729
         Oil and gas sales.............................................            16,391                 9,846
     Inventory.........................................................             1,028                   717
     Other.............................................................               865                   313
                                                                           ---------------       ---------------
                                                                                   25,143                15,900
                                                                           ---------------       ---------------
PROPERTY AND EQUIPMENT
     Oil and gas properties, successful efforts method.................           456,957               436,831
     Natural gas gathering and processing systems......................            12,772                 9,810
     Other.............................................................            10,408                10,350
                                                                           ---------------       ---------------
                                                                                  480,137               456,991
     Less accumulated depreciation, depletion and amortization.........          (373,305)             (363,985)
                                                                           ---------------       ---------------
         Property and equipment, net...................................           106,832                93,006
                                                                           ---------------       ---------------
OTHER ASSETS...........................................................               255                   260
                                                                           ---------------       ---------------
                                                                           $      132,230        $      109,166
                                                                           ===============       ===============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable:
         Trade.........................................................    $       15,753        $       13,648
         Affiliates....................................................               262                   310
         Oil and gas sales.............................................            10,901                 7,785
     Accrued liabilities and other.....................................               668                   806
                                                                           ---------------       ---------------
                                                                                   27,584                22,549
                                                                           ---------------       ---------------
LONG-TERM DEBT.........................................................            31,000                30,500
                                                                           ---------------       ---------------
STOCKHOLDERS' EQUITY
     Preferred stock, par value $.10 per share; authorized - 3,000,000
      shares; issued and outstanding - none............................               -                     -
     Common stock, par value $.10 per share; authorized - 15,000,000 shares; issued - 9,211,756 shares in 2000 and 9,167,779
      shares in 1999...................................................               921                   917
     Additional paid-in capital........................................            70,887                70,690
     Retained earnings (deficit).......................................             1,838               (15,490)
                                                                           ---------------       ---------------
                                                                                   73,646                56,117
                                                                           ---------------       ---------------
                                                                           $      132,230        $      109,166
                                                                           ===============       ===============


                  The accompanying notes are an integral part of
                     these consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               JUNE 30,                         JUNE 30,
                                                     -----------------------------    -----------------------------
                                                          2000           1999              2000           1999
                                                     -------------   -------------    -------------  --------------
REVENUES
     Oil and gas sales.............................  $     25,447    $      9,909     $     44,549   $      17,430
     Natural gas services..........................         1,240             871            2,359           1,676
                                                     -------------   -------------    -------------  --------------
         Total revenues............................        26,687          10,780           46,908          19,106
                                                     -------------   -------------    -------------  --------------

COSTS AND EXPENSES
     Lease operations..............................         4,469           2,684            8,169           5,388
     Exploration:
         Abandonments and impairments..............         1,484             639            3,267             894
         Seismic and other.........................         1,067              20            2,043             377
     Natural gas services..........................         1,158             795            2,027           1,456
     Depreciation, depletion and amortization......         6,892           5,548           11,949          10,840
     General and administrative....................         1,102           1,133            1,953           1,871
                                                     -------------   -------------    -------------  --------------
         Total costs and expenses..................        16,172          10,819           29,408          20,826
                                                     -------------   -------------    -------------  --------------

         Operating income (loss)...................        10,515             (39)          17,500          (1,720)
                                                     -------------   -------------    -------------  --------------

OTHER INCOME (EXPENSE)
     Interest expense..............................          (644)           (675)          (1,255)         (1,477)
     Gain on sales of property and equipment.......         1,014           8,382            1,018          10,593
     Other.........................................            19             280               65             367
                                                     -------------   -------------    -------------  --------------
         Total other income (expense)..............           389           7,987             (172)          9,483
                                                     -------------   -------------    -------------  --------------

INCOME BEFORE INCOME TAXES.........................        10,904           7,948           17,328           7,763

INCOME TAX EXPENSE.................................          -               -                -               -
                                                     -------------   -------------    -------------  --------------

NET INCOME.........................................  $     10,904    $      7,948     $     17,328   $       7,763
                                                     =============   =============    =============  ==============

Net income per common share:
     Basic.........................................  $       1.19    $        .89     $       1.89   $         .87
                                                     =============   =============    =============  ==============
     Diluted.......................................  $       1.15    $        .87     $       1.84   $         .86
                                                     =============   =============    =============  ==============

Weighted average common shares outstanding:
     Basic.........................................         9,190           8,973            9,181           8,964
                                                     =============   =============    =============  ==============
     Diluted.......................................         9,492           9,107            9,431           9,063
                                                     =============   =============    =============  ==============


                  The accompanying notes are an integral part of
                     these consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                  ------------------------------
                                                                                      2000              1999
                                                                                  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income..............................................................     $     17,328     $      7,763
     Adjustments to reconcile net income to cash provided by
       operating activities:
         Depreciation, depletion and amortization............................           11,949           10,840
         Exploration costs...................................................            3,267              894
         Gain on sales of property and equipment.............................           (1,018)         (10,593)
         Other...............................................................              117              138
     Changes in operating working capital:
         Accounts receivable.................................................           (6,556)           1,226
         Accounts payable....................................................            6,692           (3,003)
         Other...............................................................             (999)             196
                                                                                  -------------    -------------

              Net cash provided by operating activities......................           30,780            7,461
                                                                                  -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment.....................................          (30,579)          (9,333)
     Proceeds from sales of property and equipment...........................            1,036           18,404
     Other...................................................................                3             -
                                                                                  -------------    -------------

              Net cash provided by (used in) investing activities............          (29,540)           9,071
                                                                                  -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term debt............................................              500             -
     Repayments of long-term debt............................................             -             (15,900)
     Proceeds from sale of common stock......................................               84               42
                                                                                  -------------    -------------

              Net cash provided by (used in) financing activities............              584          (15,858)
                                                                                  -------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS....................................            1,824              674

CASH AND CASH EQUIVALENTS
     Beginning of period.....................................................            1,634            1,424
                                                                                  -------------    -------------

     End of period...........................................................     $      3,458     $      2,098
                                                                                  =============    =============

SUPPLEMENTAL DISCLOSURES
     Cash paid for interest, net of amounts capitalized......................     $      1,389     $      1,587
                                                                                  =============    =============

                  The accompanying notes are an integral part of
                     these consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (UNAUDITED)

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

       In the opinion of management, the Company's unaudited consolidated financial statements as of June 30, 2000 and for the interim periods ended June 30, 2000 and 1999 include all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation in accordance with generally accepted accounting principles. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

3.     LONG-TERM DEBT

       Long-term debt consists of the following:

                                                                               JUNE 30,          DECEMBER 31,
                                                                                 2000                1999
                                                                           ---------------     ---------------
                                                                                      (IN THOUSANDS)
       Secured Bank Credit Facility (matures July 31, 2002)..............  $       31,000      $       30,500
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

       Effective July 1, 2000, the borrowing base established by the banks was increased from $48 million to $50 million, with no monthly commitment reductions.

       All outstanding balances on the credit facility may be designated, at the Company's option, as either "Base Rate Loans" or "Eurodollar Loans" (as defined in the loan agreement), provided that not more than two Eurodollar traunches may be outstanding at any time. Base Rate Loans bear interest at the fluctuating Base Rate plus a Base Rate Margin ranging from 0% to 3/8% per annum, depending on levels of outstanding advances and letters of credit. Prior to July 1, 2000, Eurodollar Loans bore interest at the LIBOR rate plus a Eurodollar Margin ranging from 1.75% to 2.5% per annum. Effective July 1, 2000, the Eurodollar margins were reduced by .5% and presently range from 1.25% to 2.0%. At June 30, 2000, the Company's indebtedness under the credit facility consisted of $31 million of Eurodollar Loans at a rate of 8.9%.

       In addition, the Company pays the banks a commitment fee equal to 1/4% per annum on the unused portion of the revolving loan commitment. Interest on the revolving loan and commitment fees are payable quarterly, and all outstanding principal and interest will be due July 31, 2002.

       The loan agreement contains financial covenants that are computed quarterly and require the Company to maintain minimum levels of working capital, cash flow and net tangible assets. The Company was in compliance with all of the financial and non-financial covenants at June 30, 2000.

4.     STOCK COMPENSATION PLANS

       In May 1995, the Company's Board of Directors adopted the Executive Incentive Stock Compensation Plan, permitting the Company, at its discretion, to pay all or part of selected executives' salaries in shares of common stock in lieu of cash. The Company reserved 500,000 shares of common stock for issuance under this plan. During the six months ended June 30, 2000, the Company issued 8,158 shares of common stock to one officer in lieu of cash compensation aggregating $116,616, which is included in general and administrative expense in the accompanying consolidated financial statements. Subsequent to June 30, 2000, the Company issued an additional 1,099 shares to the same officer in lieu of cash compensation aggregating $36,937.

5.     HEDGING TRANSACTIONS

       From time to time, the Company utilizes forward sale and other financial option arrangements, such as swaps and collars, to reduce price risks on the sale of its oil and gas production. The Company accounts for such arrangements as hedging activities and, accordingly, records all realized gains and losses as oil and gas revenues in the period the hedged production is sold. Included in oil and gas revenues during the six month periods ended June 30, 2000 and 1999 are losses totaling $804,000 and $307,000, respectively.

6.     PROPERTY SALES

       In January 1999, the Company completed the sale of its interests in eight non-operated oil and gas wells located in Matagorda County, Texas for $5.2 million resulting in a gain of $1.8 million. In April 1999, the Company also sold its interests in the Jalmat Field in Lea County, New Mexico for $12.5 million and recorded a gain of $8.4 million.

       In April 2000, the Company sold 50% of its interest in a prospect in Duvall County, Texas for $1 million. Since the cost of this prospect had been fully amortized in prior periods, the Company recognized a gain equal to the amount of proceeds during the second quarter of 2000.

7.     INCOME TAXES

       Since the Company's consolidation in May 1993, the Company has incurred net income for financial reporting purposes aggregating $1.8 million and has recognized cumulative tax losses of approximately $36.9 million which can be carried forward and used to offset future taxable income. Tax loss carryforwards begin to expire in 2008. Due to the uncertainty of realizing the related future benefits from tax loss carryforwards, valuation allowances have been recorded to the extent net deferred tax assets exceed net deferred tax liabilities at June 30, 2000 and December 31, 1999.

       The tax effected temporary differences and tax loss carryforwards which comprise net deferred tax assets and liabilities are as follows:

                                                                                  JUNE 30,        DECEMBER 31,
                                                                                    2000              1999
                                                                                -------------    -------------
                                                                                        (IN THOUSANDS)
Deferred tax assets (liabilities):
    Depreciable and depletable property....................................     $  (12,099)      $    (6,183)
    Tax loss carryforwards.................................................         12,902            12,961
    Other..................................................................             25               956
    Valuation allowance....................................................           (828)           (7,734)
                                                                                -------------    -------------
       Net deferred tax asset (liability)..................................     $     -          $      -
                                                                                =============    =============


       Substantially all of the valuation allowance at June 30, 2000 is attributable to tax deductions derived from the exercise of employee stock options, the tax benefit of which will be credited to additional paid-in capital when realized. All of the differences between the statutory income tax rates and the effective income tax rates are attributable to the change in the valuation allowance.

8.     ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that derivatives be recognized as assets or liabilities and measured at their fair value. The Company is currently investigating the effect, if any, that SFAS 133 will have on its financial condition and results of operations upon its adoption effective January 1, 2001.

       In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (the "Interpretation") to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" which may adversely affect the Company's results of operations in periods subsequent to its effective date, July 1, 2000. The Interpretation requires certain stock options which the Company repriced in April 1999 to be treated as variable awards. Accordingly, the Company will be required to recognize compensation expense on such options to the extent that the quoted market value of the Company's common stock in future periods exceeds its quoted market value on the effective date ($31.94 per share). For the quarters ending September 30, 2000 and December 31, 2000, the Company expects to record compensation expense on repriced stock options of approximately $115,000 and $9,000, respectively, for each $1 increase in the quoted market value above $31.94 per share. However, any charge against earnings required pursuant to the Interpretation will be a non-cash expense and will not affect cash flow from operating activities.

9.     STOCK REPURCHASE PROGRAM

       In July 2000, the Company's Board of Directors authorized the expenditure of up to $2 million for the repurchase of shares of the Company's common stock on the open market at times and prices deemed appropriate by the Company's management. This authorization expires in July 2002.

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

       The following discussion is intended to assist in understanding the Company's historical consolidated financial position at June 30, 2000 and results of operations and cash flows for the periods ended June 30, 2000 and 1999. This discussion should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999 and the consolidated financial statements and notes thereto included in this Form 10-Q.

OVERVIEW

       A significant portion of the Company's proved oil and gas reserves are concentrated in the Cretaceous Trend (the "Trend") which extends from south Texas through east Texas, Louisiana and other southern states and includes the Austin Chalk, Buda and Georgetown formations. Oil and gas production in the Trend is generally characterized by a high initial production rate, followed by a steep rate of decline. In order to maintain its oil and gas reserve base, production levels and cash flow from operations, the Company needs to maintain or increase its level of drilling activity and achieve comparable or improved results from such activities. However, low oil prices caused the Company to temporarily suspend Trend drilling activities from April 1998 through September 1999, resulting in significant declines in oil production.

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

       Although the Company holds a significant block of undeveloped acreage in the Trend, the Company does not believe that the production performance of wells previously drilled in the southern portion of this acreage block justify a multiple-well drilling program. Instead, the Company plans to spend approximately $19.4 million during 2000, of which $10.1 million was incurred at June 30, 2000, to further exploit the developed portion of its Trend acreage by drilling new horizontal wells in the areas that warrant development on an increased density basis and by conducting secondary water frac operations on existing wells.

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

RESULTS OF OPERATIONS

       The following table sets forth certain operating information of the Company for the periods presented:

                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               JUNE 30,                         JUNE 30,
                                                     -----------------------------    -----------------------------
                                                          2000           1999              2000           1999
                                                     -------------   -------------    -------------  --------------
       OIL AND GAS PRODUCTION DATA:
              Oil (MBbls)........................            627             476            1,176            949
              Gas (MMcf).........................          2,259           1,000            3,522          2,110
              MBOE (1)...........................          1,004             643            1,763          1,301
       AVERAGE OIL AND GAS SALES PRICES (2):
              Oil ($/Bbl)........................    $     28.08     $     15.77      $     28.09    $     13.51
              Gas ($/Mcf)........................    $      3.30     $      2.55      $      3.08    $      2.03
       OIL AND GAS COSTS ($/BOE PRODUCED):
              Lease operating expenses...........    $      4.45     $      4.17      $      4.63    $      4.14
              Oil and gas depletion..............    $      6.60     $      8.38      $      6.51    $      8.08
       NET WELLS DRILLED (3):
              Exploratory Wells..................             .9              .4              2.1            1.5
              Developmental Wells................           10.6             -               22.7             -


------------------

(1) Gas is converted to barrel of oil equivalents (BOE) at the ratio of six Mcf of gas to one Bbl of oil.
(2) Includes effects of hedging transactions.
(3) Excludes wells being drilled or completed at the end of each period.



THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999

       REVENUES

       Oil and gas sales increased 157% from $9.9 million in 1999 to $25.4 million in 2000 due primarily to significant increases in oil and gas prices, combined with increases in both oil and gas production. The Company's average price per barrel of oil increased 78% while average gas prices increased 29%. Gas production increased 126% due primarily to an increase in the Company's production capacity resulting from the completion of a new 70 MMcf per day gas treatment facility in the Cotton Valley Pinnacle Reef area. Oil production increased 32% due primarily to added production from the Company's horizontal drilling and water frac programs in the Trend and, to a lesser extent, production from the Company's recent developmental drilling program in Eddy County, New Mexico.

       To date, the Company has drilled four wells in the Cotton Valley Pinnacle Reef area and is currently drilling a fifth well. All of these wells, excluding the J.C. Fazzino Unit #1, the Company's initial discovery well, have been drilled under a vendor financing arrangement. The first three wells have been completed and are presently producing at a combined rate of approximately 41 MMcf per day (20.5 MMcf to the Company's interest, net of royalties and amounts payable under the vendor finance arrangement). The fourth well is expected to be completed late in the third quarter.
Significant uncertainties exist with respect to any estimate of future production to be derived from these wells due to the limited production history available at this time. Accordingly, the Company cannot predict the effects of such production on future revenues and results of operations.

       COSTS AND EXPENSES

       Lease operations expenses increased 67% from $2.7 million in 1999 to $4.5 million in 2000, while oil and gas production on a BOE basis increased 56%, resulting in a 7% increase in production costs on a BOE basis from $4.17 in 1999 to $4.45 in 2000. Substantially all of the increase in production costs on a BOE basis was attributable to the effects of higher oil and gas prices on production taxes.

       Exploration costs increased 294% from $659,000 in 1999 to $2.6 million in 2000 due primarily to the charge off during the current quarter of $564,000 of unproved property impairments and $920,000 of dry hole costs, as compared to charges for both impairments and dry holes of only $639,000 during the 1999 period. Unproved property impairments in the 2000 period relate primarily to acreage in Mississippi, while dry hole costs relate primarily to two non-operated wells in Mississippi and Duvall County, Texas. Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

       Depreciation, depletion and amortization expense increased 25% from $5.5 million in 1999 to $6.9 million in 2000 due primarily to a 56% increase in oil and gas production on a BOE basis, offset in part by a 21% reduction in the average depletion rate. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The decline in the average depletion rate per BOE from $8.38 in 1999 to $6.60 in 2000 was primarily due to higher reserve estimates attributable to improved product prices.

       INTEREST EXPENSE AND OTHER

       Interest expense decreased 5% from $675,000 in 1999 to $644,000 in 2000 due primarily to lower average levels of indebtedness on the secured bank credit facility, offset in part by higher interest rates and lower capitalized interest. The average daily principal balance outstanding on the credit facility during the current quarter was $31.9 million compared to $41.4 million in the 1999 period. The effective annual interest rate on bank debt, including bank fees, during the current quarter was 9.4% compared to 7.8% in the 1999 period. Capitalized interest was $99,000 for the current quarter compared to $152,000 in the 1999 period.

       During the second quarter of 1999, the Company recorded gains on sales of property and equipment of $8.4 million, which included a gain of $8.3 million on the sale of the Company's interest in the Jalmat Field in Lea County, New Mexico for $12.5 million. During the 2000 period, the Company sold 50% of its interests in a prospect in Duvall County, Texas for $1 million, resulting in a gain of $1 million.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999

       REVENUES

       Oil and gas sales increased 156% from $17.4 million in 1999 to $44.5 million in 2000 due primarily to significant increases in oil and gas prices, combined with increases in both oil and gas production. The Company's average price per barrel of oil increased 108% while average gas prices increased 52%. Oil production increased 24% due primarily to added production from the Company's horizontal drilling and water frac programs in the Trend. Gas production increased 67% due primarily to an increase in the

Company's production capacity resulting from the completion of a new 70 MMcf per day gas treatment facility in the Cotton Valley Pinnacle Reef area.

       To date, the Company has drilled four wells in the Cotton Valley Pinnacle Reef area and is currently drilling a fifth well. All of these wells, excluding the J.C. Fazzino Unit #1, the Company's initial discovery well, have been drilled under a vendor financing arrangement. The first three wells have been completed and are presently producing at a combined rate of approximately 41 MMcf per day (20.5 MMcf to the Company's interest, net of royalties and amounts payable under the vendor finance arrangement). The fourth well is expected to be completed late in the third quarter. Significant uncertainties exist with respect to any estimate of future production to be derived from these wells due to the limited production history available at this time. Accordingly, the Company cannot predict the effects of such production on future revenues and results of operations.

       COSTS AND EXPENSES

       Lease operations expenses increased 52% from $5.4 million in 1999 to $8.2 million in 2000, while oil and gas production on a BOE basis increased 36%, resulting in a 12% increase in production costs on a BOE basis from $4.14 in 1999 to $4.63 in 2000. Substantially all of the increase in production costs on a BOE basis was attributable to the effects of higher oil and gas prices on production taxes.

       Exploration costs increased 308% from $1.3 million in 1999 to $5.3 million in 2000 due primarily to the charge off during 2000 of $1.7 million of unproved property impairments, $1.5 million of dry hole costs and $1.9 million of seismic costs, as compared to approximately $302,000 of impairments, $592,000 of dry hole costs and $238,000 of seismic costs during the six months ended June 30, 1999. Most of the unproved property impairments in 2000 relate to acreage in the Glen Rose area of Texas and, to a lesser extent, acreage in a prospect in Mississippi. Dry hole costs during the current period relate primarily to two non-operated wells in Duvall County, Texas and Mississippi. Substantially all of the seismic costs in 2000 are attributable to exploratory prospects being generated in Louisiana. Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

       Depreciation, depletion and amortization expense increased 10% from $10.8 million in 1999 to $11.9 million in 2000 due primarily to a 36% increase in oil and gas production on a BOE basis, offset in part by a 20% decrease in the average depletion rate. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The decline in the average depletion rate per BOE from $8.08 in 1999 to $6.51 in 2000 was primarily due to higher reserve estimates attributable to improved product prices.

       INTEREST EXPENSE AND OTHER

       Interest expense decreased 13% from $1.5 million in 1999 to $1.3 million in 2000 due primarily to lower average levels of indebtedness on the secured bank credit facility, offset in part by higher interest rates and lower capitalized interest. The average daily principal balance outstanding on the credit facility during the 2000 period was $31 million compared to $46.6 million in the 1999 period. The effective annual interest rate on bank debt, including bank fees, during the 2000 period was 9.2% compared to 7.7% in the 1999 period. Capitalized interest during the 2000 period was $169,000 compared to $302,000 in 1999.

       During 1999, the Company recorded gains on sales of property and equipment of $10.6 million, which included a gain of $8.3 million on the sale of the Company's interest in the Jalmat Field in Lea County, New Mexico for $12.5 million, and a gain of $1.8 million on the sale of the Company's interest in eight non-operated gas wells in Matagorda County, Texas for $5.2 million. In April 2000, the Company sold 50% of its interest in a prospect in Duvall County, Texas for $1 million, resulting in a gain of $1 million.

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

CAPITAL EXPENDITURES

       The Company plans to spend $63 million on exploration and development activities during 2000, of which $30.9 million has been incurred through June 30, 2000. The year 2000 estimates include $19.4 million in the Trend, $17.1 million in the Cotton Valley Pinnacle Reef area, $13.7 million on various exploratory projects in Louisiana, $7.8 million in New Mexico and $5 million on other projects.

CAPITAL RESOURCES

       CREDIT FACILITY

       The credit facility provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit. At June 30, 2000, the borrowing base was $48 million and the outstanding advances were $31 million. Effective July 1, 2000, the borrowing base was increased to $50 million. The borrowing base is subject to redetermination at any time, but at least semi-annually, and is made at the discretion of the banks. If the redetermined borrowing base is less than the amount of outstanding indebtedness, the Company will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement.

       WORKING CAPITAL AND CASH FLOW

       During the six months of 2000, the Company generated cash flow from operating activities of $30.8 million, borrowed $500,000 on the credit facility and spent $29.5 million on capital expenditures.

       The Company's working capital deficit decreased from $6.6 million at December 31, 1999 to $2.4 million at June 30, 2000. The Company applies most of its available cash toward the repayment of the credit facility. Since all outstanding indebtedness on the credit facility is classified as a non-current liability, the timing of receipts and disbursements can cause reported working capital to fluctuate.

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

OIL AND GAS PRICES

       The Company's financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company. These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. It is impossible to predict future oil and gas prices with any degree of certainty. Sustained weakness in oil and gas prices may adversely affect the Company's financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that the Company can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can have an adverse affect on the Company's ability to obtain capital for its exploration and development activities. Similarly, any improvements in oil and gas prices can have a favorable impact on the Company's financial condition, results of operations and capital resources. Based on the Company's volume of oil and gas production for the six months ended June 30, 2000, a $1 change in the price per Bbl of oil and a $.10 change in the price per Mcf of gas would result in an aggregate change in annual gross revenues of approximately $3.1 million.

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

       Except for a floor of $10.00 per barrel on 800,000 barrels of oil production from January 1999 through June 1999, the Company did not have any significant hedging arrangements in place for 1999. However, in January 2000, the Company entered into swap arrangements covering 1,830,000 MMBtu of its gas production from February 2000 through May 2000 at an average price of $2.26 per MMBtu. This position was subsequently terminated, and an aggregate loss of approximately $800,000 was recorded during the six months ended June 30, 2000.

       Also in February 2000, the Company entered into swap arrangements covering 74,000 barrels of its oil production from July 2000 through December 2000 and from April 2001 through October 2001 at an average price of $22.49 per barrel (ranging from a high of $25.00 per barrel in July 2000 to a low of $20.03 in October 2001), and entered into a collar arrangement covering 17,000 barrels of its oil production from January 2001 through March 2001 at an average floor price of $20.66 per barrel and an average ceiling price of $23.81 per barrel.

INTEREST RATES

       All of the Company's outstanding indebtedness at June 30, 2000 is subject to market rates of interest as determined from time to time by the banks pursuant to the secured bank credit facility. See "CAPITAL RESOURCES". The Company may designate borrowings under the credit facility as either "Base Rate Loans" or "Eurodollar Loans." Base Rate Loans bear interest at a fluctuating rate that is linked to the discount rates established by the Federal Reserve Board. Eurodollar Loans bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these interest rates can have an adverse impact on the Company's results of operations and cash flow. Although various financial instruments are available to hedge the effects of changes in interest rates, the Company does not consider the risk to be significant and has not entered into any interest rate hedging transactions. Based on the Company's outstanding indebtedness at June 30, 2000 of $31 million, a change in interest rates of 25 basis points would affect annual interest payments by approximately $78,000.

                           PART II. OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       EXHIBITS


               EXHIBIT
               NUMBER                          DESCRIPTION
               -------       --------------------------------------------------
                10.1         First Amendment to Seventh Restated Loan Agreement
                             dated as of July 1, 2000, among Clayton Williams
                             Energy, Inc., Warrior Gas Co., CWEI Acquisitions,
                             Inc., Bank One, Texas, N.A. and Union Bank of
                             California, N.A.

                27           Financial Data Schedule


       REPORTS ON FORM 8-K

           No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                          CLAYTON WILLIAMS ENERGY, INC.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       CLAYTON WILLIAMS ENERGY, INC.


Date:    August 8, 2000           By:  /s/ L. PAUL LATHAM
                                       ---------------------------------------
                                       L. Paul Latham
                                       Executive Vice President and Chief
                                         Operating Officer





Date:    August 8, 2000           By:  /s/ MEL G. RIGGS
                                       ---------------------------------------
                                       Mel G. Riggs
                                       Senior Vice President and Chief Financial
                                         Officer