Form 10-Q
period 2000-09-30
CLAYTON WILLIAMS ENERGY INC /DE
filed 2000-11-14
CIK 880115

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




/xx/            Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


                                       or



/  /            Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the transition period from _______ to _______

                           COMMISSION FILE NO. 0-20838

                         CLAYTON WILLIAMS ENERGY, INC.
                  -------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                75-2396863
    ----------------------------------          -----------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)               Identification Number)


6 DESTA DRIVE, SUITE 6500, MIDLAND, TEXAS               79705-5510
-----------------------------------------           -------------------
 (Address of principal executive offices)               (Zip code)


       Registrant's Telephone Number, including area code: (915) 682-6324

                                 NOT APPLICABLE
          ------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        YES   /xx/                NO    /  /

               NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF
                        NOVEMBER 9, 2000.....9,251,861.


================================================================================

                          CLAYTON WILLIAMS ENERGY, INC.
                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS                                                                           PAGE

              Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999..................     3

              Consolidated Statements of Operations for the three months and nine months ended
                September 30, 2000 and 1999...............................................................     4

              Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999.     5

              Notes to Consolidated Financial Statements..................................................     6


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......    10

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS..................................    16


                           PART II. OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................    18

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K............................................................    18



================================================================================

                          CLAYTON WILLIAMS ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                             SEPTEMBER 30,         DECEMBER 31,
                                                                                 2000                  1999
                                                                           ---------------       ---------------
                                                                              (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents.........................................    $        2,640        $        1,634
     Accounts receivable:
         Trade, net....................................................             3,456                 2,661
         Affiliates....................................................             3,368                   729
         Oil and gas sales.............................................            19,937                 9,846
     Inventory.........................................................             1,228                   717
     Deferred income taxes.............................................             1,042                     -
     Other.............................................................             1,678                   313
                                                                           ---------------       ---------------
                                                                                   33,349                15,900
                                                                           ---------------       ---------------
PROPERTY AND EQUIPMENT
     Oil and gas properties, successful efforts method.................           477,193               436,831
     Natural gas gathering and processing systems......................            13,105                 9,810
     Other.............................................................            10,449                10,350
                                                                           ---------------       ---------------
                                                                                  500,747               456,991
     Less accumulated depreciation, depletion and amortization.........          (381,330)             (363,985)
                                                                           ---------------       ---------------
         Property and equipment, net...................................           119,417                93,006
                                                                           ---------------       ---------------
OTHER ASSETS...........................................................               255                   260
                                                                           ---------------       ---------------
                                                                           $      153,021        $      109,166
                                                                           ===============       ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES Accounts payable:
         Trade.........................................................    $       24,766        $       13,648
         Affiliates....................................................               207                   310
         Oil and gas sales.............................................            13,152                 7,785
     Accrued liabilities and other.....................................             2,960                   806
                                                                           ---------------       ---------------
                                                                                   41,085                22,549
                                                                           ---------------       ---------------
LONG-TERM DEBT.........................................................            27,000                30,500
                                                                           ---------------       ---------------
DEFERRED INCOME TAXES..................................................             1,420                     -
                                                                           ---------------       ---------------
STOCKHOLDERS' EQUITY
     Preferred stock, par value $.10 per share; authorized - 3,000,000
      shares; issued and outstanding - none............................                 -                     -
     Common stock, par value $.10 per share; authorized - 30,000,000 shares; issued - 9,249,106 shares in 2000 and 9,167,779
      shares in 1999...................................................               925                   917
     Additional paid-in capital........................................            72,402                70,690
     Retained earnings (deficit).......................................            10,189               (15,490)
                                                                           ---------------       ---------------
                                                                                   83,516                56,117
                                                                           ---------------       ---------------
                                                                           $      153,021        $      109,166
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

                          CLAYTON WILLIAMS ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE)


                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                     -----------------------------    -----------------------------
                                                          2000           1999              2000           1999
                                                     -------------   -------------    -------------  --------------
REVENUES
     Oil and gas sales.............................  $     29,848    $     12,675     $     74,397   $      30,105
     Natural gas services..........................         2,238           1,061            4,597           2,737
                                                     -------------   -------------    -------------  --------------
         Total revenues............................        32,086          13,736           78,994          32,842
                                                     -------------   -------------    -------------  --------------

COSTS AND EXPENSES
     Lease operations..............................         5,055           2,898           13,224           8,286
     Exploration:
         Abandonments and impairments..............         1,559           1,237            4,826           2,131
         Seismic and other.........................         1,808             451            3,851             828
     Natural gas services..........................         1,925             857            3,952           2,313
     Depreciation, depletion and amortization......         8,051           5,081           20,000          15,921
     General and administrative....................         1,087             703            3,040           2,574
     Stock-based employee compensation.............         2,221            -               2,221            -
                                                     -------------   -------------    -------------  --------------
         Total costs and expenses..................        21,706          11,227           51,114          32,053
                                                     -------------   -------------    -------------  --------------

         Operating income..........................        10,380           2,509           27,880             789
                                                     -------------   -------------    -------------  --------------

OTHER INCOME (EXPENSE)
     Interest expense..............................          (560)           (685)          (1,815)         (2,162)
     Gain on sales of property and equipment.......          -                 21            1,018          10,614
     Other.........................................           116              51              181             418
                                                     -------------   -------------    -------------  --------------
         Total other income (expense)..............          (444)           (613)            (616)          8,870
                                                     -------------   -------------    -------------  --------------

INCOME BEFORE INCOME TAXES.........................         9,936           1,896           27,264           9,659

INCOME TAX EXPENSE.................................         1,585            -               1,585            -
                                                     -------------   -------------    -------------  --------------

NET INCOME.........................................  $      8,351    $      1,896     $     25,679   $       9,659
                                                     =============   =============    =============  ==============

Net income per common share:
     Basic.........................................  $        .90    $        .21     $       2.79   $        1.08
                                                     =============   =============    =============  ==============
     Diluted.......................................  $        .87    $        .20     $       2.70   $        1.05
                                                     =============   =============    =============  ==============

Weighted average common shares outstanding:
     Basic.........................................         9,228           8,986            9,197           8,971
                                                     =============   =============    =============  ==============
     Diluted.......................................         9,599           9,288            9,526           9,171
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

                          CLAYTON WILLIAMS ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                  ------------------------------
                                                                                      2000              1999
                                                                                  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income..............................................................     $     25,679     $      9,659
     Adjustments to reconcile net income to cash provided by
       operating activities:
         Depreciation, depletion and amortization............................           20,000           15,921
         Exploration costs...................................................            4,826            2,131
         Gain on sales of property and equipment.............................           (1,018)         (10,614)
         Deferred income taxes...............................................            1,527             -
         Stock-based employee compensation...................................            2,221             -
         Other...............................................................              293              204
     Changes in operating working capital:
         Accounts receivable.................................................          (13,525)            (615)
         Accounts payable....................................................           12,247           (1,574)
         Other...............................................................           (1,940)            (115)
                                                                                  -------------    -------------

              Net cash provided by operating activities......................           50,310           14,997
                                                                                  -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment.....................................          (47,148)         (13,732)
     Proceeds from sales of property and equipment...........................            1,064           18,486
     Other...................................................................                2             -
                                                                                  -------------    -------------

              Net cash provided by (used in) investing activities............          (46,082)           4,754
                                                                                  -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayments of long-term debt............................................           (3,500)         (15,900)
     Proceeds from sale of common stock......................................              278               72
                                                                                  -------------    -------------

              Net cash used in financing activities..........................           (3,222)         (15,828)
                                                                                  -------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS....................................            1,006            3,923

CASH AND CASH EQUIVALENTS
     Beginning of period.....................................................            1,634            1,424
                                                                                  -------------    -------------

     End of period...........................................................     $      2,640     $      5,347
                                                                                  =============    =============

SUPPLEMENTAL DISCLOSURES
     Cash paid for interest, net of amounts capitalized......................     $      1,957     $      2,264
                                                                                  =============    =============


        The accompanying notes are an integral part of these consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

       In the opinion of management, the Company's unaudited consolidated financial statements as of September 30, 2000 and for the interim periods ended September 30, 2000 and 1999 include all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation in accordance with generally accepted accounting principles. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

3.     LONG-TERM DEBT

       Long-term debt consists of the following:

                                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                                 2000                1999
                                                                           ---------------     ---------------
                                                                                      (IN THOUSANDS)
       Secured Bank Credit Facility (matures July 31, 2002)..............  $       27,000      $       30,500
                                                                           ===============     ===============

       The Company's secured bank credit facility provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit. The borrowing base, which is based on the discounted present value of future net revenues from oil and gas production, is subject to redetermination at any time, but at least semi-annually in May and November, and is made at the discretion of the banks. If, at any time, the redetermined borrowing base is less than the amount of outstanding indebtedness, the Company will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement. Substantially all of the Company's oil and gas properties are pledged to secure advances under the credit facility.

       Effective July 1, 2000, the borrowing base established by the banks was increased from $48 million to $50 million, with no monthly commitment reductions.

       All outstanding balances on the credit facility may be designated, at the Company's option, as either "Base Rate Loans" or "Eurodollar Loans" (as defined in the loan agreement), provided that not more than two Eurodollar traunches may be outstanding at any time. Base Rate Loans bear interest at the fluctuating Base Rate plus a Base Rate Margin ranging from 0% to 3/8% per annum, depending on levels of outstanding advances and letters of credit. Prior to July 1, 2000, Eurodollar Loans bore interest at the LIBOR rate plus a Eurodollar Margin ranging from 1.75% to 2.5% per annum. Effective July 1, 2000, the Eurodollar Margins were reduced by .5% and presently range from 1.25% to 2.0%. At September 30, 2000, the Company's indebtedness under the credit facility consisted of $27 million of Eurodollar Loans at a rate of 8.4%.

       In addition, the Company pays the banks a commitment fee equal to 1/4% per annum on the unused portion of the revolving loan commitment. Interest on the revolving loan and commitment fees are payable quarterly, and all outstanding principal and interest will be due July 31, 2002.

       The loan agreement contains financial covenants that are computed quarterly and require the Company to maintain minimum levels of working capital, cash flow and net tangible assets. The Company was in compliance with all of the financial and non-financial covenants at September 30, 2000.

4.     STOCK COMPENSATION PLANS

       In May 1995, the Company's Board of Directors adopted the Executive Incentive Stock Compensation Plan, permitting the Company, at its discretion, to pay all or part of selected executives' salaries in shares of common stock in lieu of cash. The Company reserved 500,000 shares of common stock for issuance under this plan. During the nine months ended September 30, 2000, the Company issued 9,751 shares of common stock to one officer in lieu of cash compensation aggregating $172,913, which is included in general and administrative expense in the accompanying consolidated financial statements. Subsequent to September 30, 2000, the Company issued an additional 1,174 shares to the same officer in lieu of cash compensation aggregating $38,720.

       In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") which became effective July 1, 2000. FIN 44 requires a change in the classification of 233,141 stock options repriced by the Company in April 1999 from fixed stock options to variable stock options. Therefore, the Company is now required to recognize compensation expense on the repriced options to the extent that the quoted market value of the Company's common stock at the end of each period exceeds the amended option price ($5.50 per share), except that options vested at the effective date of FIN 44 must recognize compensation expense only to the extent that the quoted market value exceeds the market value on the effective date of FIN 44 ($31.94 per share). The Company's closing market price at September 30, 2000 was $40.50. Accordingly, the Company made a non-cash provision for stock-based employee compensation of $2,221,000 for the quarter ended September 30, 2000. As the repriced options are exercised, the cumulative amount of accrued compensation expense will be credited to additional paid-in capital. Since this provision is based on changes in the quoted market value of the Company's common stock, the Company's future results of operations may be subject to significant volatility. Assuming the Company's quoted market value at December 31, 2000 will be equal to $31.00 per share (the closing price on November 9, 2000), the cumulative provision for stock-based employee compensation will be reduced by approximately $1.1 million during the fourth quarter of 2000.

5.     HEDGING TRANSACTIONS

       From time to time, the Company utilizes forward sale and other financial option arrangements, such as swaps and collars, to reduce price risks on the sale of its oil and gas production. The Company accounts for such arrangements as hedging activities and, accordingly, records all realized gains and losses as oil and gas revenues in the period the hedged production is sold. Included in oil and gas revenues during the nine month periods ended September 30, 2000 and 1999 are losses totaling $962,000 and $309,000, respectively.

6.     PROPERTY SALES

       In January 1999, the Company completed the sale of its interests in eight non-operated oil and gas wells located in Matagorda County, Texas for $5.2 million resulting in a gain of $1.8 million. In April 1999, the Company also sold its interests in the Jalmat Field in Lea County, New Mexico for $12.5 million and recorded a gain of $8.4 million.

       In April 2000, the Company sold 50% of its interest in a prospect in Duval County, Texas for $1 million. Since the cost of this prospect had been fully amortized in prior periods, the Company recognized a gain during the second quarter of 2000 equal to the amount of proceeds.

7.     INCOME TAXES

       Prior to September 30, 2000, the Company's deferred tax assets exceeded its deferred tax liabilities due primarily to the existence of tax loss carryforwards available to offset future taxable income. Due to the uncertainty of realizing the related future benefits from such tax loss carryforwards, valuation allowances were recorded at each balance sheet date to the extent net deferred tax assets exceeded net deferred tax liabilities.

       During the third quarter of 2000, the Company's pre-tax income was sufficient to cause deferred tax liabilities to exceed deferred tax assets. Based upon current commodity prices and production volumes, as well as the availability of tax planning strategies (such as elective capitalization of intangible drilling costs), the Company presently believes that it is more likely than not that the Company will be able to utilize its tax loss carryforwards before they expire (beginning in 2008). Accordingly, the Company reversed the valuation allowance provided at December 31, 1999 during the nine-month period ended September 30, 2000.

       The Company's effective income tax rate was different than the statutory federal income tax rate for the following reasons:

                                                                                  NINE MONTHS ENDED
                                                                                 SEPTEMBER 30, 2000
                                                                                 -------------------
                                                                                   (IN THOUSANDS)
       Income tax expense at statutory rate of 35%.........................     $            9,542
       Change in valuation allowance.......................................                 (7,149)
       Tax depletion in excess of basis....................................                   (912)
       Revision of previous tax estimates..................................                    114
       Other...............................................................                    (10)
                                                                                -------------------
         Income tax expense................................................     $            1,585
                                                                                ===================
       Current.............................................................     $               58
       Deferred............................................................                  1,527
                                                                                -------------------
         Income tax expense................................................     $            1,585
                                                                                ===================

       The Company derives an income tax benefit when employees and directors exercise options granted under the Company's stock compensation plans (see Note
4). Employee stock options that are classified as fixed stock options under APB 25 do not result in a charge against book income when the option price is equal to or greater than the market price at date of grant. Therefore, any tax benefit from the exercise of fixed stock options results in a permanent difference, which is recorded to additional paid-in capital when the tax benefit is realized. At December 31, 1999, $585,000 of tax benefits related to the exercise of fixed stock options was fully reserved by a valuation allowance. During the current period, the valuation allowance was reversed, and additional tax benefits totaling $564,000 were realized. Accordingly, the Company credited additional paid-in capital during the nine-month period ended September 30, 2000 for $1,149,000 related to the exercise of employee stock options.

       Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities. The Company's net deferred tax liabilities at September 30, 2000 are recorded as a current asset of $1,042,000 and a non-current liability of $1,420,000. Significant components of net deferred tax liabilities at September 30, 2000 and December 31, 1999 are as follows:

                                                                          SEPTEMBER 30,        DECEMBER 31,
                                                                              2000                 1999
                                                                       -----------------     -----------------
                                                                                   (IN THOUSANDS)
       Deferred tax assets:
           Tax loss carryforwards.................................     $        11,861       $        12,961
           Accrued stock-based compensation.......................                 777                  -
           Other..................................................                 945                   956
                                                                       -----------------     -----------------
                                                                                13,583                13,917
                                                                       -----------------     -----------------
       Deferred tax liabilities:
           Property and equipment.................................             (13,961)               (6,183)
                                                                       -----------------     -----------------

       Valuation allowance........................................                -                   (7,734)
                                                                       -----------------     -----------------

       Net deferred tax assets (liabilities)......................     $          (378)      $          -
                                                                       =================     =================


8.     ACCOUNTING PRONOUNCEMENT

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that derivatives be recognized as assets or liabilities and measured at their fair value. The Company is currently investigating the effect that SFAS 133 will have on its financial condition and results of operations upon its adoption effective January 1, 2001. Based on current product prices, the Company presently estimates that the mark-to-market adjustment at January 1, 2001 with respect to its existing derivative instruments will result in a liability of $1 million or less, and that a significant portion of the charge will be recorded to accumulated other comprehensive income.

9.     STOCK REPURCHASE PROGRAM

       In July 2000, the Company's Board of Directors authorized the expenditure of up to $2 million for the repurchase of shares of the Company's common stock on the open market at times and prices deemed appropriate by the Company's management. This authorization expires in July 2002. To date, the Company has not repurchased any shares in connection with this authorization.

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

       The following discussion is intended to assist in understanding the Company's historical consolidated financial position at September 30, 2000 and results of operations and cash flows for the periods ended September 30, 2000 and 1999. This discussion should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999 and the consolidated financial statements and notes thereto included in this Form 10-Q.


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

       To reduce its dependence on Trend drilling for future production and reserve growth, the Company is actively involved in several exploratory projects, including the Company's Cotton Valley Pinnacle Reef exploratory project, which targets deep gas structures in the vicinity of its core properties in east central Texas, as well as other exploratory projects in south Texas, Louisiana and Mississippi. During the nine months ended September 30, 2000, the Company spent $26.8 million on drilling, leasing, and seismic activities on exploratory projects and plans to spend an additional $23.9 million in these areas during the fourth quarter of 2000. This accounts for approximately 60% of the Company's projected capital and exploratory expenditures for the year 2000. Although exploration activities generally involve a higher degree of risk than developmental projects, the Company believes that the potential reserve discoveries justify the associated risks, particularly during a period of favorable product prices.

       With oil prices hovering near record high levels, the Company has accelerated its efforts to further exploit the developed portion of its Trend acreage by drilling new horizontal wells in the areas that warrant development on an increased density basis and by conducting secondary water frac operations on existing wells. The Company presently plans to spend approximately $23.5 million in the Trend during 2000, of which $17.1 million was incurred at September 30, 2000.

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


RESULTS OF OPERATIONS

       The following table sets forth certain operating information of the Company for the periods presented:

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                     ---------------------------      ---------------------------
                                                          2000           1999              2000           1999
                                                     -------------  ------------      --------------   ----------
       OIL AND GAS PRODUCTION DATA:
              Oil (MBbls)........................            621             449            1,797          1,398
              Gas (MMcf).........................          2,458           1,158            5,980          3,268
              MBOE (1)...........................          1,031             642            2,794          1,943
       AVERAGE OIL AND GAS SALES PRICES (2):
              Oil ($/Bbl)........................    $     30.65     $     20.23      $     28.96    $     15.67
              Gas ($/Mcf)........................    $      4.33     $      2.88      $      3.61    $      2.33
       OIL AND GAS COSTS ($/BOE PRODUCED):
              Lease operating expenses...........    $      4.90     $      4.51      $      4.73    $      4.26
              Oil and gas depletion..............    $      7.55     $      7.51      $      6.89    $      7.90
       NET WELLS DRILLED (3):
              Exploratory Wells..................            2.1              .6              4.2            2.1
              Developmental Wells................            6.6             -               29.3             -

---------------
(1) Gas is converted to barrel of oil equivalents (BOE) at the ratio of six Mcf of gas to one Bbl of oil.
(2)      Includes effects of hedging transactions.
(3)      Excludes wells being drilled or completed at the end of each period.



THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999

       REVENUES

       Oil and gas sales increased 135% from $12.7 million in 1999 to $29.8 million in 2000 due primarily to significant increases in oil and gas prices, combined with increases in both oil and gas production. The Company's average price per barrel of oil increased 52% while average gas prices increased 50%. Gas production increased 112% due primarily to an increase in production from the Cotton Valley Pinnacle Reef area. Oil production increased 38% due primarily to added production from the Company's horizontal drilling and water frac programs in the Trend and, to a lesser extent, production from the Company's recent developmental drilling program in Eddy County, New Mexico.

       To date, the Company has drilled five wells in the Cotton Valley Pinnacle Reef area. All of these wells, excluding the J.C. Fazzino Unit #1, the Company's initial discovery well, have been drilled under a vendor financing arrangement. During the current quarter, combined gas production from the first three wells, the Fazzino #1, the Fazzino #2 and the Varisco Estate #1, averaged 32.4 MMcf per day (16.3 MMcf per day to the Company's interest, net of royalties and vendor financing arrangements). Since the end of the quarter, these same wells have averaged 25.3 MMcf per day (12.6 MMcf to the Company's interest).

       The Company is also attempting to complete the McGrew #1 in multiple zones within the target reef, and expects to finalize its completion efforts in early December. In addition, the Company has recently completed the Muse #1 in the Cotton Valley (Gilmer) Limestone formation, and may in the future, attempt completion in a shallower formation.

       In October 2000, the Company began drilling the Lee Fazzino #1, a 17,000 foot reef test offsetting the Fazzino #2. The Company owns a 100% working interest in the Lee Fazzino #1, and is drilling the well, at the Company's option, without vendor financing arrangements.

       Significant uncertainties exist with respect to any estimate of future production to be derived from these wells due to the limited production history available at this time. Accordingly, the Company cannot predict the effects of such production on future revenues and results of operations.

       COSTS AND EXPENSES

       Lease operations expenses increased 76% from $2.9 million in 1999 to $5.1 million in 2000, while oil and gas production on a BOE basis increased 61%, resulting in a 9% increase in production costs on a BOE basis from $4.51 in 1999 to $4.90 in 2000. Substantially all of the increase in production costs on a BOE basis was attributable to the effects of higher oil and gas prices on production taxes.

       Exploration costs doubled from $1.7 million in 1999 to $3.4 million in 2000 due primarily to seismic costs in 2000 attributable to exploratory prospects being generated in Louisiana and an additional 3-D seismic project in the Cotton Valley Pinnacle Reef area. Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

       Depreciation, depletion and amortization expense increased 59% from $5.1 million in 1999 to $8.1 million in 2000 due primarily to a 61% increase in oil and gas production on a BOE basis. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The average depletion rate per BOE increased from $7.51 in 1999 to $7.55 in 2000.

       General and administrative expenses increased 56% from $703,000 in 1999 to $1.1 million in 2000 due primarily to higher personnel costs during the current period attributable to increased levels of drilling and operating activities. Low product prices caused the Company to curtail its operations in early 1999 and implement cost reduction measures consisting primarily of personnel layoffs and salary reductions. As prices improved in late 1999, the Company resumed drilling and operating activities and reversed many of the temporary measures.

       A provision for stock-based employee compensation of $2.2 million was made during the current period pursuant to the requirements of Financial Accounting Standards Board Interpretation No. 44, which became effective July 1, 2000 (see Note 4 to the accompanying consolidated financial statements). No corresponding provision was required during the 1999 period. Since the amount of this non-cash provision is based on the quoted market value of the Company's common stock, the Company's future results of operations may be subject to significant volatility.

       INTEREST EXPENSE AND OTHER

       Interest expense decreased 18% from $685,000 in 1999 to $560,000 in 2000 due primarily to lower average levels of indebtedness on the secured bank credit facility, offset in part by higher interest rates. The average daily principal balance outstanding on the credit facility during the current quarter was $30.4 million compared to $39.7 million in the 1999 period. The effective annual interest rate on bank debt, including bank fees, during the current quarter was 9% compared to 8.2% in the 1999 period.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999

       REVENUES

       Oil and gas sales increased 147% from $30.1 million in 1999 to $74.4 million in 2000 due primarily to significant increases in oil and gas prices, combined with increases in both oil and gas production. The Company's average price per barrel of oil increased 85% while average gas prices increased 55%. Oil production increased 29% due primarily to added production from the Company's horizontal drilling and water frac programs in the Trend. Gas production increased 83% due primarily to an increase in production from the Cotton Valley Pinnacle Reef area.

       To date, the Company has drilled five wells in the Cotton Valley Pinnacle Reef area. All of these wells, excluding the J.C. Fazzino Unit #1, the Company's initial discovery well, have been drilled under a vendor financing arrangement. During the current period, combined gas production from the first three wells, the Fazzino #1, the Fazzino #2 and the Varisco Estate #1, averaged 26.9 MMcf per day (12.7 MMcf per day to the Company's interest, net of royalties and vendor financing agreements). Since the end of the quarter, these same wells have averaged 25.3 MMcf per day (12.6 MMcf to the Company's interest).

       The Company is also attempting to complete the McGrew #1 in multiple zones within the target reef, and expects to finalize its completion efforts in early December. In addition, the Company has recently completed the Muse #1 in the Cotton Valley (Gilmer) Limestone formation, and may in the future, attempt completion in a shallower formation.

       In October 2000, the Company began drilling the Lee Fazzino #1, a 17,000 foot reef test offsetting the Fazzino #2. The Company owns a 100% working interest in the Lee Fazzino #1, and is drilling the well, at the Company's option, without vendor financing arrangements.

       Significant uncertainties exist with respect to any estimate of future production to be derived from these wells due to the limited production history available at this time. Accordingly, the Company cannot predict the effects of such production on future revenues and results of operations.

       COSTS AND EXPENSES

       Lease operations expenses increased 59% from $8.3 million in 1999 to $13.2 million in 2000, while oil and gas production on a BOE basis increased 44%, resulting in a 11% increase in production costs on a BOE basis from $4.26 in 1999 to $4.73 in 2000. Substantially all of the increase in production costs on a BOE basis was attributable to the effects of higher oil and gas prices on production taxes.

       Exploration costs increased 190% from $3 million in 1999 to $8.7 million in 2000 due primarily to the charge off during 2000 of $2.5 million of unproved property impairments, $2.3 million of dry hole costs and $3.7 million of seismic costs, as compared to approximately $1.4 million of impairments, $761,000 of dry hole costs and $625,000 of seismic costs during the nine months ended September 30, 1999. Most of the unproved property impairments in 2000 relate to acreage in the Glen Rose area of Texas and, to a lesser extent, acreage in a prospect in Mississippi. Dry hole costs during the current period relate primarily to three non-operated wells drilled in Duval and Robertson Counties, Texas, and in Mississippi. Substantially all of the seismic costs in 2000 are attributable to exploratory prospects being generated in Louisiana and an additional 3-D seismic project in the Cotton Valley Pinnacle Reef area. Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

       Depreciation, depletion and amortization expense increased 26% from $15.9 million in 1999 to $20 million in 2000 due primarily to a 44% increase in oil and gas production on a BOE basis, offset in part by a 13% decrease in the average depletion rate. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The decline in the average depletion rate per BOE from $7.90 in 1999 to $6.89 in 2000 was primarily due to higher reserve estimates attributable to improved product prices.

       General and administrative expenses increased 15% from $2.6 million in 1999 to $3 million in 2000 due primarily to higher personnel costs during the current period attributable to increased levels of drilling and operating activities. Low product prices caused the Company to curtail its operations in early 1999 and implement cost reduction measures consisting primarily of personnel layoffs and salary reduction. As prices improved in late 1999, the Company resumed drilling and operating activities and reversed many of the temporary measures.

       A provision for stock-based employee compensation of $2.2 million was made during the current period pursuant to the requirements of Financial Accounting Standards Board Interpretation No. 44, which became effective July 1, 2000 (see Note 4 to the accompanying consolidated financial statements). No corresponding provision was required during the 1999 period. Since the amount of this non-cash provision is based on the quoted market value of the Company's common stock, the Company's future results of operations may be subject to significant volatility.

       INTEREST EXPENSE AND OTHER

       Interest expense decreased 18% from $2.2 million in 1999 to $1.8 million in 2000 due primarily to lower average levels of indebtedness on the secured bank credit facility, offset in part by higher interest rates and lower capitalized interest. The average daily principal balance outstanding on the credit facility during the 2000 period was $30.8 million compared to $44.3 million in the 1999 period. The effective annual interest rate on bank debt, including bank fees, during the 2000 period was 9.1% compared to 7.8% in the 1999 period. Capitalized interest during the 2000 period was $302,000 compared to $447,000 in 1999.

       During 1999, the Company recorded gains on sales of property and equipment of $10.6 million, which included a gain of $8.3 million on the sale of the Company's interest in the Jalmat Field in Lea County, New Mexico for $12.5 million, and a gain of $1.8 million on the sale of the Company's interest in eight non-operated gas wells in Matagorda County, Texas for $5.2 million. In April 2000, the Company sold 50% of its interest in a prospect in Duval County, Texas for $1 million, resulting in a gain of $1 million.


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

CAPITAL EXPENDITURES

       During the third quarter of 2000, the Company made significant increases in its planned capital and exploratory expenditures for the remainder of 2000. Based on the Company's expectations for continued favorable product prices and based on the availability of capital resources being generated through operating activities, the Company has accelerated the timing of certain exploratory and developmental activities into the fourth quarter of 2000.

       The Company presently plans to spend $86 million on exploration and development activities during 2000, of which $54.4 million has been incurred through September 30, 2000. The year 2000 estimates include $23.5 million in the Trend, $23.9 million in the Cotton Valley Pinnacle Reef area, $17.2 million on various exploratory prospects in Louisiana, $10.1 million in New Mexico, and $11.3 million on other projects, most of which are exploratory.

CAPITAL RESOURCES

       CREDIT FACILITY

       The credit facility provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit. At September 30, 2000, the borrowing base was $50 million and the outstanding advances were $27 million. The borrowing base is subject to redetermination at any time, but at least semi-annually, and is made at the discretion of the banks. If the redetermined borrowing base is less than the amount of outstanding indebtedness, the Company will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement.

       WORKING CAPITAL AND CASH FLOW

       During the nine months of 2000, the Company generated cash flow from operating activities of $50.3 million, repaid $3.5 million on the credit facility and spent $47 million on capital expenditures.

       The Company's working capital deficit increased from $6.6 million at December 31, 1999 to $7.7 million at September 30, 2000 due primarily to a $2.2 million provision during the current quarter for stock-based employee compensation (see Note 4 to the accompanying consolidated financial statements), which is classified as a current liability at September 30, 2000. Otherwise, the Company's working capital deficit generally is a function of its cash management process. The Company applies most of its available cash toward the repayment of the credit facility, which is classified as a non-current liability. As advances are made on the credit facility to pay current liabilities, the Company's working capital increases. Therefore, the timing of receipts and disbursements can cause reported working capital to fluctuate.

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

OIL AND GAS PRICES

       The Company's financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company. These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. It is impossible to predict future oil and gas prices with any degree of certainty. Sustained weakness in oil and gas prices may adversely affect the Company's financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that the Company can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can have an adverse affect on the Company's ability to obtain capital for its exploration and development activities. Similarly, any improvements in oil and gas prices can have a favorable impact on the Company's financial condition, results of operations and capital resources. Based on the Company's volume of oil and gas production for the nine months ended September 30, 2000, a $1 change in the price per Bbl of oil and a $.10 change in the price per Mcf of gas would result in an aggregate change in annual gross revenues of approximately $3.2 million.

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

       Except for a floor of $10.00 per barrel on 800,000 barrels of oil production from January 1999 through June 1999, the Company did not have any significant hedging arrangements in place for 1999. However, in January 2000, the Company entered into swap arrangements covering 1,830,000 MMBtu of its gas production from February 2000 through May 2000 at an average price of $2.26 per MMBtu. This position was subsequently terminated, and an aggregate loss of approximately $800,000 was recorded during the nine months ended September 30, 2000.

       In February 2000, the Company entered into swap arrangements covering 53,000 barrels of its oil production from October 2000 through December 2000 and from April 2001 through October 2001 at an average price of $21.69 per barrel (ranging from a high of $23.71 per barrel in October 2000 to a low of $20.03 in October 2001), and entered into a collar arrangement covering 17,000 barrels of its oil production from January 2001 through March 2001 at an average floor price of $20.66 per barrel and an average ceiling price of $23.81 per barrel.

       In September 2000, the Company also entered into swap arrangements covering 913,000 barrels of its oil production from October 2000 through December 2001 (ranging from a high of $33.84 per barrel in October 2000 to a low of $26.92 in December 2001). This position was subsequently terminated and an aggregate loss of approximately $237,000 will be recorded during the periods that correlate to the hedged production months.

INTEREST RATES

       All of the Company's outstanding indebtedness at September 30, 2000 is subject to market rates of interest as determined from time to time by the banks pursuant to the secured bank credit facility. See "CAPITAL RESOURCES". The Company may designate borrowings under the credit facility as either "Base Rate Loans" or "Eurodollar Loans." Base Rate Loans bear interest at a fluctuating rate that is linked to the discount rates established by the Federal Reserve Board. Eurodollar Loans bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these interest rates can have an adverse impact on the Company's results of operations and cash flow. Although various financial instruments are available to hedge the effects of changes in interest rates, the Company does not consider the risk to be significant and has not entered into any interest rate hedging transactions. Based on the Company's outstanding indebtedness at September 30, 2000 of $27 million, a change in interest rates of 25 basis points would affect annual interest payments by approximately $68,000.

                           PART II. OTHER INFORMATION



ITEM 4 -      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 20, the Company held a special meeting of the stockholders to consider two proposals:

          (1) to amend the Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock of the Company from 15 million to 30 million; and

          (2) to amend the Company's 1993 Stock Compensation Plan to increase the number of shares of Common Stock of the Company authorized and reserved for issuances under the Plan from 898,200 to 1,798,200.

     The number of shares of Common Stock represented in person or by proxy and entitled to vote at the meeting was 6,729,658 shares. The tabulation of votes was as follows:

            PROPOSAL                         FOR             AGAINST          ABSTAIN
          -------------                   -----------      -----------      ------------
              No. 1                        6,643,212           85,882             564
              No. 2                        5,079,986        1,553,208          96,464


ITEM 6 -      EXHIBITS AND REPORTS ON FORM 8-K

       EXHIBITS

               EXHIBIT
               NUMBER                                  DESCRIPTION
            ------------     -------------------------------------------------------------
                 3.1         Certificate  of Amendment of Second  Restated  Certificate of
                             Incorporation of Clayton Williams Energy, Inc.

                10.1         Amendment  to  Consolidation  Agreement  dated August 7, 2000
                             among  Clayton  Williams  Energy,   Inc.,  Warrior  Gas  Co.,
                             Clayton W. Williams, Jr. and the Williams Companies

                10.2*        Third Amendment to 1993 Stock  Compensation Plan, filed as an exhibit to the Form S-8 Registration Statement No. 333-47232

                10.3* Fourth Amendment to 1993 Stock Compensation Plan, filed as an exhibit to the Form S-8 Registration
                             Statement No. 333-47232

                27           Financial Data Schedule

----------------------
       *   Incorporated by reference to the filing indicated.


       REPORTS ON FORM 8-K

           No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                          CLAYTON WILLIAMS ENERGY, INC.
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                       CLAYTON WILLIAMS ENERGY, INC.



Date:    November 14, 2000     By:     /s/ L. Paul Latham
                                       -----------------------------------------
                                       L. Paul Latham
                                       Executive Vice President and Chief
                                         Operating Officer






Date:    November 14, 2000     By:     /s/ Mel G. Riggs
                                       -----------------------------------------
                                       Mel G. Riggs
                                       Senior Vice President and Chief Financial
                                         Officer