Form 10-K405
period 2000-12-31
CLAYTON WILLIAMS ENERGY INC /DE
filed 2001-03-23
CIK 880115

                                  FORM 10-K

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

  (Mark One)
       /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2000

       / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from__________ to

                      Commission File Number 0-20838

                        CLAYTON WILLIAMS ENERGY, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            DELAWARE                                  75-2396863
--------------------------------        -------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

 SIX DESTA DRIVE - SUITE 6500
         MIDLAND, TEXAS                              79705-5510
--------------------------------        ---------------------------------------
(Address of principal                                (Zip code)
executive offices)

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

                  Yes        X                 No
                          ---------                  --------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the outstanding Common Stock, $.10 par value, of the registrant held by non-affiliates of the registrant as of March 20, 2001, based on the closing price as quoted on the Nasdaq Stock Market's National Market as of the close of business on said date, was $81,274,440.

         There were 9,263,203 shares of Common Stock, $.10 par value, of the registrant outstanding as of March 20, 2001.

         Documents incorporated by reference:

(1) The information required by Part III of Form 10-K is found in the registrant's definitive Proxy Statement which will be filed with the Commission not later than April 30, 2001. Such portions of the registrant's definitive Proxy Statement are incorporated herein by reference.

                          CLAYTON WILLIAMS ENERGY, INC

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
       PART I
           Item 1.      Business..........................................................................       2

           Item 2.      Properties........................................................................      10

           Item 3.      Legal Proceedings.................................................................      14

           Item 4.      Submission of Matters to a Vote of Security Holders...............................      14

       PART II

           Item 5.      Market for the Registrant's Common Stock and Related
                         Stockholder Matters..............................................................      15

           Item 6.      Selected Financial Data...........................................................      16

           Item 7.      Management's Discussion and Analysis of Financial Condition and
                         Results of Operations............................................................      17

           Item 7A.     Quantitative and Qualitative Disclosure About Market Risks........................      23

           Item 8.      Financial Statements and Supplementary Data.......................................      24

           Item 9.      Changes in and Disagreements with Accountants on Accounting and
                         Financial Disclosure.............................................................      24

       PART III

           Item 10.     Directors and Executive Officers of the Registrant................................      25

           Item 11.     Executive Compensation............................................................      25

           Item 12.     Security Ownership of Certain Beneficial Owners and Management....................      25

           Item 13.     Certain Relationships and Related Transactions....................................      25

       PART IV

           Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...................      26

       GLOSSARY OF TERMS .................................................................................      28

       SIGNATURES.........................................................................................      31

                                     PART I

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

       Certain statements in this Form 10-K under "Item 1. Business," "Item 3. Legal Proceedings," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 7A. Quantitative and Qualitative Disclosure About Market Risks," and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that Clayton Williams Energy, Inc. and its subsidiaries (the "Company") expects, projects, believes or anticipates will or may occur in the future, including such matters as oil and gas reserves, future drilling and operations, future production of oil and gas, future net cash flows, future capital expenditures and other such matters, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the volatility of oil and gas prices, the Company's drilling results, the availability of capital resources, the reliance upon estimates of proved reserves, operating hazards and uninsured risks, competition, government regulation, the ability of the Company to implement its business strategy, and other factors referenced in this Form 10-K.

ITEM 1 -      BUSINESS

       SPECIAL NOTE: CERTAIN STATEMENTS SET FORTH BELOW UNDER THIS CAPTION CONSTITUTE "FORWARD-LOOKING STATEMENTS." SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" FOR ADDITIONAL FACTORS RELATING TO SUCH STATEMENTS.

GENERAL

       Clayton Williams Energy, Inc. and its subsidiaries (the "Company") is an independent oil and gas company engaged in the exploration for and development and production of oil and natural gas primarily in Texas, Louisiana and New Mexico. The Company's total proved reserves at December 31, 2000 were 12.9 million barrels of oil and natural gas liquids and 28.3 Bcf of natural gas, with a present value of proved reserves of $307.5 million. Extensions and discoveries during 2000 added 4.1 million BOE of proved reserves, replacing 109% of the Company's 2000 net production. On a BOE basis, oil and natural gas liquids make up 73% of the Company's total proved reserves, and 85% of total proved reserves are classified as proved developed. The Company held interests in 557 gross (324.0 net) oil and gas wells and owned leasehold interests in 295,549 gross (159,368 net) undeveloped acres at December 31, 2000.

COMPANY PROFILE

EXPERTISE IN HORIZONTAL DRILLING

       A significant portion of the Company's proved oil and gas reserves are concentrated in the Cretaceous Trend (the "Trend") in Robertson, Burleson and Brazos Counties, Texas, which includes the Austin Chalk, Buda, and Georgetown formations. Most of the wells in this core area are horizontal wells, and many have multiple laterals in different producing zones and formations. The Company has a high degree of expertise in horizontal drilling and completion techniques, and believes that its technical knowledge can be utilized in other areas where horizontal drilling is being effectively employed, such as in the horizontal gas play in the Delaware Basin of West Texas targeting the Devonian and Montoya formations.

AGGRESSIVE EXPLORATION PROGRAM

       Since 1997, the Company has become increasingly aggressive in generating and drilling exploratory prospects in order to reduce its dependence on Trend drilling for future production and reserve growth. Currently, 82% of the Company's planned capital expenditures for 2001 relate to exploration activities, as compared to actual exploratory expenditures of 63% in 2000, 59% in 1999 and 67% in 1998. During 2000, the Company spent $56.7 million on exploratory prospects, including $17.5 million on seismic and leasing activities and $39.2 million on drilling activities. On these prospects, the Company drilled 19 gross (10.6 net) exploratory wells, of which 9 gross (5.8 net) were completed as producers. Exploratory prospects generally involve a higher degree of risk than development prospects, but may also offer a higher reserve potential and rate of return on investment.

EXPLOITATION OF CORE AREAS

       The Company maintains an active workover, recompletion and exploitation program designed to increase production and reserve values from its core oil and gas properties. In the Trend, the Company has conducted cyclic water stimulations (water fracs) on most of the mature wells in this area. The Company's water frac operations in the Trend have proven to be successful in accelerating production, increasing reserves, and extending economic lives of these wells. In addition, the Company has further exploited portions of its acreage in the Trend by conducting extensive 3-D seismic surveys that have been successful in adding production and reserves from the deeper Cotton Valley Pinnacle Reef/Sands formations.

CONTROL OF OPERATIONS

       The Company seeks to serve as operator of the wells in which it owns a significant interest. As operator, the Company is in a better position to (i) control the timing and plans for future drilling and exploitation efforts, (ii) control costs of drilling, completing and producing oil and gas wells and (iii) market its oil and gas production. At December 31, 2000, the Company was the operator of 439 wells, or 79% of the 557 total wells in which it has a working interest. On a BOE basis, production from these operated wells represented 92% of the Company's total net oil and gas production for 2000. Serving as operator, however, does not necessarily assure the Company of full control over drilling and completion activities. Presently, the oil and gas industry is experiencing strong demand for drilling rigs and other well-related services, resulting in shortages in available equipment and trained personnel. The Company may not be able to control the timing and cost of its future drilling and exploitation efforts to the extent desired due to such shortages.

ADAPTABLE TO CHANGES

       The Company is adaptable to changes in economic conditions caused by fluctuations in product prices, results of exploration activities, competition for leases and drilling equipment, the availability of capital resources, and other events which require flexibility and prompt, decisive action. As economic conditions change, favorably or unfavorably, or as opportunities for growth in reserves and production are identified, the Company can make appropriate changes to its planned capital or exploratory expenditures. However, the Company's ability to increase its planned expenditures will be limited to the availability of its capital resources (see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES").

DRILLING, EXPLORATION AND PRODUCTION ACTIVITIES

       Following is a discussion of the Company's significant drilling, exploration and production activities during 2000, together with its plans for capital and exploratory expenditures in 2001. Under current economic conditions, the Company presently plans to spend $91.8 million on exploration and development activities during 2001. The Company may increase or decrease its planned activities for 2001, depending upon drilling results, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities.

THE TREND

       During 2000, the Company continued to exploit its properties in the Trend by spending $20.9 million to drill 15 gross (14.1 net) horizontal wells in the Giddings Field in Burleson and Robertson Counties, Texas and to conduct 19 water fracs on existing wells in this area.

       The Company held 158,276 net acres in the Trend at December 31, 2000, of which approximately 29% were undeveloped. At the present time, the Company does not plan to drill Trend wells on a significant portion of this undeveloped acreage based on production performance of wells previously drilled in the area. Instead, the Company plans to spend approximately $10.4 million during 2001 to further exploit the developed portion of its Trend acreage by drilling 11 horizontal wells in areas that warrant development on an increased density basis.

       A portion of the acreage in this area is also prospective for Cotton Valley Pinnacle Reefs/Sands exploration activities (see "COTTON VALLEY PINNACLE REEFS/SANDS").

       The Company's current production of oil and gas in the Trend is derived principally from the Austin Chalk formation. At December 31, 2000, the Company had interests in 329 gross (255.0 net) producing wells in the Trend. For the year ended December 31, 2000, the Company's daily net production in the Trend averaged approximately 5,311 Bbls of oil and 4.2 MMcf of gas. The Company operates 85% of its wells in the Trend.

COTTON VALLEY PINNACLE REEFS/SANDS

       Since 1997, the Company has been actively exploring for gas reserves in the Cotton Valley Pinnacle Reef play on a portion of its Trend acreage in Robertson County, Texas. As opposed to Trend formations, which are encountered at depths of 5,500 to 7,000 feet in this area, Cotton Valley Pinnacle Reefs are encountered at depths below 15,000 feet. During 2000, the Company, subject to vendor financing arrangements, drilled and completed three producing Cotton Valley Reef wells and owned a 14% working interest in two non-operated Cotton Valley Reef wells that were dry holes. During the fourth quarter of 2000, combined gas production from these five wells averaged 26.1 MMcf per day (12.5 MMcf per day to the Company's interest, net of royalties and vendor financing arrangements).

       At December 31, 2000, the Company was in the process of drilling two additional Cotton Valley Pinnacle Reef wells, the Lee Fazzino #1 and the Big Red #1. The Company owns a 100% working interest in each well, and neither well is subject to vendor financing arrangements. Although the Big Red #1 was determined to be a dry hole, the Company completed the Lee Fazzino #1 as a producer, and is in the process of testing the well at various flow rates to establish its optimum deliverability. The Lee Fazzino #1 is presently producing at a rate of 23 MMcf per day with 8,200 psi of flowing tubing pressure. While the Company is encouraged by these preliminary rates, the Company cannot accurately predict future production rates and ultimate reserves attributable to the Lee Fazzino #1 at this time due to the well's limited production history.

       During 2000, the Company spent a total of $21.7 million in the Cotton Valley Reef area. Of this total, $15.7 million was spent on drilling and completion activities, and $6 million was spent primarily on the construction of a gas plant and related pipelines and a 3-D seismic shoot on the southern portion of the Company's acreage block in Robertson County, Texas.

       In addition, the Company spent $4.8 million to drill two wells in Robertson County, Texas, targeting Cotton Valley Sands at a depth of 12,200 to 12,850 feet. The first well, the Mary Muse #1, had to be abandoned due to an underground blowout during drilling, and the Mary Muse #1R was drilled and completed as a replacement well. The Company is presently evaluating the results of this well to determine the potential for future Cotton Valley Sands drilling and for possible recompletions in existing and future Cotton Valley Pinnacle Reef wells.

       During 2001, the Company plans to spend $14.3 million in the Cotton Valley Pinnacle Reef/Sands area to complete the wells in progress at December 31, 2000 and to drill and complete the Neyland #1, the Company's eighth operated Pinnacle Reef well on which drilling operations were commenced in February 2001. After the Neyland #1, the Company plans to review its 3-D seismic data and results of wells drilled to date before commencing further drilling in this area.

SOUTH LOUISIANA

       During 2000, the Company began establishing a new core area of operation in South Louisiana. Last year the Company assembled an experienced team of consulting geologists and geophysicists to identify drilling prospects in South Louisiana based on 3-D seismic data. As a result, the Company expects to drill a total of 23 wells in 2001 primarily in Plaquemines Parish, Louisiana and in the Sweetlake area of Cameron Parish, Louisiana.

       PLAQUEMINES PARISH
       During 2000, the Company drilled 2 gross (2.0 net) wells to the Miocene formation, one of which is productive, and spent $14.4 million, of which $10.5 million was attributable to seismic and leasing activities. In addition, the Company is currently completing 2 gross (1.9 net) productive wells drilled after year-end. Production facilities for these three productive wells are being constructed and are scheduled for completion during the second quarter of 2001. The Company has identified 21 additional 3-D prospects and plans to drill 15 of these prospects during the remainder of 2001. In the aggregate, the Company plans to spend $38.9 million on seismic, leasing and drilling activities in Plaquemines Parish during 2001.

       SWEETLAKE
       During 2000, the Company drilled 5 gross (2.4 net) Miocene wells in this area, of which 3 gross (1.5 net) are productive, and spent $6.1 million on seismic, leasing and drilling activities. During 2001, the Company has drilled 4 gross (2.2 net) additional wells, of which 2 gross (1.0 net) are productive and are expected to be on production by the end of April. The Company has identified five additional 3-D prospects and plans to drill two of these prospects during the remainder of 2001. In the aggregate, the Company plans to spend $5.9 million on seismic, leasing and drilling activities in the Sweetlake area during 2001.

WEST TEXAS

       The Company plans to utilize its horizontal drilling expertise to explore for gas reserves in the Delaware Basin of West Texas targeting the Devonian and Montoya formations. The Company has acquired acreage in the Block 16 Field in Ward County and other areas in West Texas, and plans to spend $7.5 million for leasing and drilling activities in this area in 2001.

NEW MEXICO

       During 2000, the Company drilled 20 gross (16 net) wells in Eddy County, New Mexico and spent $10.4 million on developmental drilling activities, targeting the Grayburg, San Andres, and Yeso formations. The Company plans to spend $5.5 million in New Mexico to drill and complete 16 gross (8.8 net) wells during 2001, of which 9 gross (4.5 net) have been drilled and completed as producers during the first quarter of 2001.

OTHER EXPLORATION ACTIVITIES

       SOUTH TEXAS
       The Company participated in 6 gross (2.3 net) wells in Duval and Dewitt Counties, Texas during 2000 and spent a total of $4.8 million on seismic, leasing and drilling activities in this area. Of these six wells, 4 gross (1.7 net) wells are productive. During 2001, the Company plans to spend $2.3 million in South Texas to participate in two wells, one of which is non-operated.

       BOSSIER SANDS
       The Company has begun an exploration project in the Bossier Sands play in Leon, Henderson, Freestone and Anderson Counties, Texas. The Bossier Sand formation is encountered in this area at depths of 14,000 to 15,000 feet. The Company plans to spend $6 million in 2001 on leasing and drilling activities in this area.

PARTNERSHIP MANAGEMENT

       The Company serves as general partner of a limited partnership which the Company formed in 1998 to facilitate the acquisition of certain oil and gas properties in east Texas. The Company acquired an undivided 10% interest in the purchased assets for $4.9 million, and the partnership acquired the remaining 90% for $36.2 million. In the event the limited partner receives an agreed-upon rate of return, the Company's general partnership interest will increase from 1% to 35%.

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

NATURAL GAS SERVICES

       The Company owns an interest in and operates six gas gathering systems and six gas processing plants in the states of Texas and Mississippi. These natural gas service facilities consist of interests in approximately 70 miles of pipeline, five treating plants (two of which were constructed in connection with the Company's Cotton Valley Pinnacle Reef play), one liquids extraction plant and three compressor stations. Most of the Company's gas gathering and processing activities exist to facilitate the transportation and marketing of the Company's oil and gas production. The Company does not derive a significant portion of its consolidated operating income from natural gas services and does not consider this business to be a strategic part of its business plan.

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

       All of the states in which the Company operates generally require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the spacing, plugging and abandonment of such wells. The statutes and regulations of certain states also limit the rate at which oil and gas can be produced from the Company's properties.

       The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of gas produced by the Company, as well as the revenues received by the Company for sales of such production. Since the mid-1980s, the FERC has issued various orders, culminating in its Order Nos. 636, 637 and 638, that have significantly altered the marketing and transportation of gas. These orders resulted in a fundamental restructuring of interstate pipeline sales and transportation services, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services such pipelines previously performed. These FERC actions were designed to increase competition within all phases of the gas industry. It is difficult to predict the net impact on the Company of these revised marketing rules. The interstate regulatory framework may enhance the Company's ability to market and transport its gas, although it may also subject the Company to greater competition and to the more restrictive pipeline imbalance tolerances and greater associated penalties for violation of such tolerances.

       Sales of oil and natural gas liquids by the Company are not presently regulated and are made at market prices. The price the Company receives from the sale of those products is affected by the cost of transporting the products to market. The FERC has implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rate to inflation, subject to certain conditions and limitations. The Company is not able to predict with any certainty what effect, if any, these regulations will have on it, but, other factors being equal, the regulations may, over time, tend to increase transportation costs which may have the effect of reducing wellhead prices for oil and natural gas liquids.

ENVIRONMENTAL MATTERS

       Operations of the Company pertaining to oil and gas exploration, production and related activities are subject to numerous and constantly changing federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of certain permits prior to or in connection with drilling activities, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production, restrict or prohibit drilling activities that could impact wetlands, endangered or threatened species or other protected areas or natural resources, require some degree of remedial action to mitigate pollution from former operations, such as pit cleanups and plugging abandoned wells, and impose substantial liabilities for pollution resulting from the Company's operations. Such laws, regulations and lease provisions may substantially increase the cost of exploring for, developing, producing or processing oil and gas and may prevent or delay the commencement or continuation of a given project and thus generally could have a material adverse effect upon the capital expenditures, earnings, or competitive position of the Company. Management of the Company believes it is in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during the next fiscal year. Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas production wastes as "hazardous wastes," which reclassification would make exploration and production wastes subject to much more stringent handling, disposal and clean-up requirements. State initiatives to further regulate the disposal of oil and gas wastes and naturally occurring radioactive materials, if adopted, could have a similar impact on the Company.

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

EMPLOYEES

       Presently, the Company has 96 full-time employees, none of whom is subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

OFFICERS AND DIRECTORS

       The following table sets forth certain information concerning officers and directors of the Company.

                        NAME                             AGE                     POSITION WITH THE COMPANY
       -------------------------------------         ---------         --------------------------------------------
       Clayton W. Williams                               69            Chairman of the Board,
                                                                         President, Chief Executive Officer and
                                                                         Director

       L. Paul Latham                                    49            Executive Vice President,
                                                                         Chief Operating Officer and Director

       Mel G. Riggs                                      46            Senior Vice President - Finance,  Secretary,
                                                                         Treasurer, Chief Financial Officer and
                                                                         Director

       Jerry F. Groner                                   38            Vice President - Land and Lease
                                                                         Administration and Director

       Robert C. Lyon                                    64            Vice President - Gas Gathering and Marketing

       Patrick C. Reesby                                 48            Vice President - New Ventures

       T. Mark Tisdale                                   44            Vice President and General Counsel

       Stanley S. Beard                                  60            Director

       Robert L. Parker                                  77            Director

       Jordan R. Smith                                   66            Director


OFFICES

       The Company leases approximately 40,000 square feet of office space in Midland, Texas and approximately 4,000 square feet of office space in Houston, Texas.

ITEM 2 -      PROPERTIES

       The Company's properties consist primarily of oil and gas wells and its ownership in leasehold acreage, both developed and undeveloped. At December 31, 2000, the Company had interests in 557 gross (324.0 net) oil and gas wells and owned leasehold interests in 295,549 gross (159,368 net) undeveloped acres.

RESERVES

       The following table sets forth certain information as of December 31, 2000 with respect to the Company's estimated proved oil and gas reserves, present value of proved reserves and standardized measure of discounted future net cash flows.

                                                                           PROVED          PROVED
                                                                          DEVELOPED      UNDEVELOPED       TOTAL
                                                                          ---------      -----------       -----
                                                                                   (DOLLARS IN THOUSANDS)
       Oil and natural gas liquids (MBbls)............................       10,565          2,346          12,911
       Gas (MMcf).....................................................       26,278          2,030          28,308
       MBOE...........................................................       14,945          2,684          17,629
       Present value of proved reserves...............................   $  284,004     $   23,452      $  307,456
       Standardized measure of discounted future net cash flows.......                                  $  232,064


       The following table sets forth certain information as of December 31, 2000 regarding the Company's proved oil and gas reserves in each of its principal producing areas.

                                  PROVED RESERVES
                         -----------------------------------                                         PERCENTAGE OF
                                                  TOTAL OIL        PERCENT OF     PRESENT VALUE      PRESENT VALUE
                          OIL (a)      GAS        EQUIVALENT       TOTAL OIL         OF PROVED          OF PROVED
                          (MBbls)     (MMcf)      (MBOE)           EQUIVALENT        RESERVES           RESERVES
                          -------     ------      ----------       ----------     -------------      --------------
                                                                                     (IN THOUSANDS)

Trend  ..............     10,860       7,335      12,083               68.5%     $      153,940             50.1  %
Cotton Valley........        -         7,654       1,276                7.2%             57,990             18.9  %
New Mexico /
  West Texas.........      1,722       3,846       2,363               13.4%             33,074             10.7  %
Louisiana............        182       3,290         730                4.1%             29,770              9.7  %
East Texas...........         82       4,246         789                4.5%             20,010              6.5  %
Other  ..............         65       1,937         388                2.3%             12,672              4.1  %
                         --------    --------    ---------    --------------     ---------------   ----------------
       Total.........     12,911      28,308      17,629              100.0%     $      307,456            100.0  %
                         ========    ========    =========    ==============     ===============   ================

---------------------
(a)    Includes natural gas liquids.


       The estimates of proved reserves at December 31, 2000, and their estimated present value, were based primarily on a report prepared by Williamson Petroleum Consultants, Inc. Estimated recoverable proved reserves have been determined without regard to any economic impact that may result from fixed-price contracts. These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC guidelines. The estimated present value of proved reserves does not give effect to indirect expenses such as general and administrative expenses, debt service and future income tax expense or to depletion, depreciation and amortization.

       In accordance with applicable guidelines of the SEC, the estimates of the Company's proved reserves and the present value of proved reserves set forth herein are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. Estimated quantities of proved reserves and their present value are affected by changes in oil and gas prices. Gas prices increased substantially from December 31, 1999 to December 31, 2000, resulting in significant increases in the Company's estimated present value and estimated reserve quantities. The weighted average of the sales prices utilized for the purposes of estimating the Company's proved reserves and the present value of proved reserves as of December 31, 2000 were $25.12 per Bbl of oil and natural gas liquids and $10.09 per Mcf of gas, as compared to $25.09 per Bbl of oil and $2.36 per Mcf of gas as of December 31, 1999.

       Since December 31, 2000, gas prices have decreased by approximately 50%. The Company estimates that a $1.00 per Bbl change in oil price and a $.10 per Mcf change in gas price from those utilized in calculating the present value of proved reserves would change the present value by $8 million and $1.9 million, respectively. Based on product prices of $26.33 per Bbl of oil and natural gas liquids ($28.00 NYMEX) and $4.68 per Mcf of natural gas ($5.00 NYMEX), the Company's present value of proved reserves at December 31, 2000 would have been approximately $214 million, and proved reserves would have been approximately
17.2 million BOE.

       There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and their present value, and in projecting future rates of production and timing of development expenditures, including many factors beyond the Company's control. The reserve information shown is estimated. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data, the precision of the engineering and geological interpretation, and judgment. As a result, estimates of different engineers often vary. The estimates of reserves, future cash flows and present value are based on various assumptions, including those prescribed by the SEC, and are inherently imprecise. Actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates. Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which the Company's business or the oil and natural gas industry in general are subject.

       Since January 1, 2000, the Company has not filed an estimate of its net proved oil and gas reserves with any federal authority or agency other than the Commission.

EXPLORATION AND DEVELOPMENT ACTIVITIES

       The Company drilled, or participated in the drilling of, the following numbers of wells during the periods indicated. Wells in progress at the end of any period are excluded.

                                                              YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------------------------------
                                             2000                      1999                      1998
                                    ----------------------    ----------------------    ----------------------
                                      GROSS         NET         GROSS          NET         GROSS         NET
                                    --------     ---------    ---------    ---------    ---------    ---------
       DEVELOPMENT WELLS:

           Oil.................         41           33.0           3            2.4           10           6.6
           Gas.................         11            1.7           1             .3           -            -
           Dry.................          1             .4           1             .5           -            -
                                    --------     ---------    ---------    -------------     ------       -----
              Total............         53           35.1           5            3.2           10           6.6
                                    ========     =========    =========    =============     ======       =====

       EXPLORATORY WELLS:

           Oil.................          1             .5           1             .6            2            .8
           Gas.................          8            5.3           2            2.0            4           2.2
           Dry.................         10            4.8           3            1.1           10           6.6
                                    --------     ---------    ---------    -------------     ------       -----
              Total............         19           10.6           6            3.7           16           9.6
                                    ========     =========    =========    =============     ======       =====

       TOTAL WELLS:

           Oil.................         42           33.5           4            3.0           12           7.4
           Gas.................         19            7.0           3            2.3            4           2.2
           Dry.................         11            5.2           4            1.6           10           6.6
                                    --------     ---------    ---------    -------------     ------       -----
              Total............         72           45.7          11            6.9           26          16.2
                                    ========     =========    =========    =============     ======       =====


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

PRODUCTIVE WELL SUMMARY

       The following table sets forth certain information regarding the Company's ownership, as of December 31, 2000, of productive wells in the areas indicated.

                                              OIL                       GAS                      TOTAL
                                    --------------------        ------------------      ----------------------
                                      GROSS         NET         GROSS          NET         GROSS         NET
                                      -----         ---         -----          ---         -----         ---
       Trend  .................         307        239.8            22         15.2          329        255.0
       New Mexico /
         West Texas............          49         31.3            11          1.2           60         32.5
       East Texas..............           -          -             117         11.5          117         11.5
       South Texas.............           1           .7            26          8.3           27          9.0
       Louisiana...............           4          2.2             5          2.3            9          4.5
       Cotton Valley...........           -          -               5          5.0            5          5.0
       Other...................           7          5.6             3           .9           10          6.5
                                    --------     ---------    ---------    ---------    ---------    ---------
              Total............         368        279.6           189         44.4          557        324.0
                                    ========     =========    =========    =========    =========    =========

       The Company seeks to serve as operator of the wells in which it owns a significant interest. As operator of a well, the Company is able to manage drilling and production operations as well as other matters affecting the production and sale of oil and gas. In addition, the Company receives fees from other working interest owners for the operation of the wells. At December 31, 2000, the Company was the operator of 439 wells, or 79% of the 557 total wells in which it has a working interest. On a BOE basis, production from these operated wells represented 92% of the Company's total net oil and gas production for 2000.

VOLUMES, PRICES AND PRODUCTION COSTS

       The following table sets forth certain information regarding the production volumes of, average sales prices received from, and average production costs associated with the Company's sales of oil and gas for the periods indicated.

                                                                       YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------
                                                          2000                  1999                  1998
                                                          ----                  ----                  ----
       OIL AND GAS PRODUCTION DATA:
         Oil (MBbls).............................          2,386                 1,876                 2,528
         Gas (MMcf)..............................          8,047                 4,847                 4,833
         Total (MBOE)............................          3,727                 2,684                 3,334

       AVERAGE OIL AND GAS SALES PRICE (1):
         Oil ($/Bbl).............................    $     29.44           $     17.44           $     16.20
         Gas ($/Mcf)(2)..........................    $      4.06           $      2.34           $      2.35

       AVERAGE PRODUCTION COSTS
         Lease operations ($/BOE)(3).............    $      4.92           $      4.18           $      4.27

-----------------------
(1)    Includes effects of hedging transactions.
(2)    Includes natural gas liquids.
(3) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), workover costs and the administrative costs of production offices, insurance and property and severance taxes.

       Through 2000, the Company has reported its natural gas production on a wet stream basis, whereby the Btu content of natural gas liquids was included with natural gas. Effective December 31, 2000, the Company changed its method of estimating future natural gas production from a wet stream to a dry stream, whereby the natural gas liquids to be derived from natural gas production will be measured in barrels and will be included with oil production. Beginning in 2001, the Company will report actual production of oil, natural gas, and natural gas liquids on a dry stream basis to be consistent with its method of estimating production and reserves.

DEVELOPMENT, EXPLORATION AND ACQUISITION EXPENDITURES

       The following table sets forth certain information regarding the costs incurred by the Company in its development, exploration and acquisition activities during the periods indicated.

                                                                         YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------------
                                                              2000                  1999                  1998
                                                              ----                  ----                  ----
                                                                               (IN THOUSANDS)
       Property Acquisitions:
         Proved..................................    $           -         $           -         $         7,077
         Unproved................................              11,131                3,221                10,602
       Developmental Costs.......................              36,510                8,199                 7,285
       Exploratory Costs.........................              32,297                6,912                22,319
                                                     ------------------    ------------------    ------------------
         Total...................................    $         79,938      $        18,332       $        47,283
                                                     ==================    ==================    ==================

ACREAGE

       The following table sets forth certain information regarding the Company's developed and undeveloped leasehold acreage as of December 31, 2000 in the areas indicated. This table excludes options to acquire leases and acreage in which the Company's interest is limited to royalty, overriding royalty and similar interests.

                                              DEVELOPED                UNDEVELOPED                   TOTAL
                                         --------------------      --------------------      ----------------------
                                         GROSS         NET          GROSS         NET         GROSS         NET
                                         -----         ---          -----         ---         -----         ---

       Trend / Cotton Valley.......      125,828      111,316       60,145       46,960      185,973       158,276
       Louisiana...................        1,355        1,178       24,581       20,100       25,936        21,278
       West Texas / New Mexico.....        2,792        2,047       22,477       10,417       25,269        12,464
       East Texas..................        2,477        1,665          -            -          2,477         1,665
       Other (1)...................       16,081        6,600      188,346       81,891      204,427        88,491
                                      -----------  -----------  -----------  -----------  -----------   -----------
              Total................      148,533      122,806      295,549      159,368      444,082       282,174
                                      ===========  ===========  ===========  ===========  ===========   ===========

--------------
(1) Net undeveloped acres are attributable to the following areas: the Glen Rose area in Southeast Texas - 22,893; Colorado - 18,684; Alabama - 13,486; Mississippi - 9,542; Wyoming - 8,023; South Texas - 6,665, and other - 2,598.

ITEM 3 -      LEGAL PROCEEDINGS

       SPECIAL NOTE: CERTAIN STATEMENTS SET FORTH BELOW UNDER THIS CAPTION CONSTITUTE "FORWARD-LOOKING STATEMENTS." SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" FOR ADDITIONAL FACTORS RELATING TO SUCH STATEMENTS.

       The Company is a defendant in a suit filed in October 1995 styled THE STATE OF TEXAS, ET AL V. UNION PACIFIC RESOURCES COMPANY ET AL, which case is presently pending in Lee County, Texas. The suit attempts to establish a class action consisting of unidentified royalty and working interest owners throughout the State of Texas. Among other things, the plaintiffs are seeking actual and exemplary damages for alleged violation of various statutes relating to common carriers and common purchasers of crude oil including discrimination in the purchase of oil by giving preferential treatment to defendants' own oil and conspiring to keep the posted price or sales price of oil below market value. A general denial has been filed. The Company is neither a common purchaser nor common carrier of oil. The plaintiffs have not undertaken any actions to prosecute this case since January 1996. Lead counsel for the plaintiffs withdrew from the case in 1996, and counsel for the individual named plaintiffs filed a Motion to Withdraw from the case in 1998. There has been no effort by the plaintiffs to have this case certified as a class since January 1996. Management of the Company believes there is no merit to the allegations as they relate to the Company or its operations.

       In addition, the Company is a defendant or codefendant in minor lawsuits that have arisen in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect any of these to have a material adverse effect on the Company's consolidated financial condition or results of operations.

ITEM 4 -      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------        ---------------------------------------------------

       No matter was submitted to a vote of the security holders of the Registrant during the fourth quarter of its fiscal year ended December 31, 2000.

                                     PART II

ITEM 5 -    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS


       The Company's Common Stock is quoted on the Nasdaq Stock Market's National Market under the symbol "CWEI". As of December 31, 2000, there were approximately 1,600 beneficial and record stockholders. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock, as reported on the National Market:

                                                                              HIGH                  LOW
                                                                       -----------------     -----------------
       Year Ended December 31, 2000:

              Fourth Quarter......................................     $    43  15/16        $    19 1/4
              Third Quarter.......................................          46  1/8               27
              Second Quarter......................................          34  15/16             13 3/4
              First Quarter.......................................          16  1/4                9

       Year Ended December 31, 1999:

              Fourth Quarter......................................     $    16  1/4          $     9 13/16
              Third Quarter.......................................          14  1/4                5 3/8
              Second Quarter......................................           6  15/16              4 1/16
              First Quarter.......................................          11  1/4                2 11/16


       The quotations in the table above reflect inter-dealer prices without retail markups, markdowns or commissions. On March 20, 2001, the last reported sale price for the Common Stock on the Nasdaq Stock Market's National Market was $18 1/4.

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

ITEM 6 -      SELECTED FINANCIAL DATA

       The following table sets forth selected consolidated financial data for the Company as of the dates and for the periods indicated. The consolidated financial data for each of the years in the five-year period ended December 31, 2000 was derived from audited financial statements of the Company. The data set forth in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements.

                                                                     YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------------------------
                                                  2000           1999           1998           1997            1996
                                               ----------     ----------     ----------     ----------      ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE)
STATEMENT OF OPERATIONS DATA:
     Revenues:
         Oil and gas sales.................    $ 103,150      $   44,366     $   51,932      $   70,929     $   60,610
         Natural gas services..............        6,682           3,684          3,795           4,559          4,281
                                               -----------    -----------    -----------     -----------    -----------
              Total revenues...............      109,832          48,050         55,727          75,488         64,891
                                               -----------    -----------    -----------     -----------    -----------
     Costs and expenses:
         Lease operations..................       18,346          11,222         14,237          16,205         14,776
         Exploration:
              Abandonments and impairments.       12,657           5,245         16,128           2,692            597
              Seismic and other............        7,953           1,418          4,501           7,629          1,036
         Natural gas services..............        5,591           3,098          3,242           3,955          3,437
         Depreciation, depletion and
           amortization                           27,794          20,810         31,665          31,273         23,758

         Impairment of property and equipment          -              81          8,493             236          1,186

         General and administrative........        5,014           3,929          4,299           4,181          3,266
         Stock-based employee compensation.          937            -              -               -              -
                                               -----------    -----------    -----------     -----------    -----------
              Total costs and expenses.....       78,292          45,803         82,565          66,171         48,056
                                               -----------    -----------    -----------     -----------    -----------
              Operating income (loss)......       31,540           2,247        (26,838)          9,317         16,835
                                               -----------    -----------    -----------     -----------    -----------

     Other income (expense):
         Interest expense..................       (2,310)         (2,893)        (2,384)         (1,767)       (3,440)
         Gain on sales of property and
           equipment                               1,031          10,926             53             155           293
         Other income......................          269             474             85              62            42
                                               -----------    -----------    -----------     -----------    -----------
              Total other income (expense).        1,010           8,507         (2,246)         (1,550)       (3,105)
                                               -----------    -----------    -----------     -----------    -----------
     Income (loss) before income taxes.....       30,530          10,754        (29,084)         7,7671         3,730
     Income tax expense....................        2,717             -              -               -              -
                                               -----------    -----------    -----------     -----------    -----------
     Net income (loss).....................    $  27,813      $   10,754     $  (29,084)        $ 7,767     $  13,730
                                               ===========    ===========    ===========     ===========    ===========
     Net income (loss) per common share:
         Basic.............................    $    3.02      $     1.19     $    (3.27)        $   .87     $    1.80
                                               ===========    ===========    ===========     ===========    ===========
         Diluted...........................    $    2.91      $     1.18     $    (3.27)        $   .85     $    1.76
                                               ===========    ===========    ===========     ===========    ===========
     Weighted average common shares
       outstanding:
         Basic.............................        9,211           9,005          8,905           8,888         7,624
                                               ===========    ===========    ===========     ===========    ===========
         Diluted...........................        9,543           9,148          8,905           9,094         7,800
                                               ===========    ===========    ===========     ===========    ===========

OTHER DATA:
     Net cash provided by operating
       activities                              $  72,471      $   24,738     $   33,505      $   39,324     $  40,306
     EBITDAX (1)...........................    $  81,280      $   30,075     $   34,324      $   51,729     $  43,857


                                                                                                 DECEMBER 31,
                                                                                  ------------------------------------------
                                                                                      2000           1999            1998
                                                                                   ----------     ----------      ---------
                                                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
     Working capital (deficit)...........................................         $  (18,656)      $ (6,649)     $ (15,848)
     Total assets........................................................            164,864        109,166        120,653
     Long-term debt......................................................             30,000         30,500         39,100
     Stockholders' equity................................................             85,777         56,117         44,394

------------
 (1) EBITDAX refers to earnings before interest expense, income taxes, depreciation, depletion and amortization, impairment of property and equipment, exploration costs, other non-cash charges and other income (expense). EBITDAX is a financial measure commonly used in the Company's industry and should not be considered in isolation or as a substitute for net income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       SPECIAL NOTE: CERTAIN STATEMENTS SET FORTH BELOW UNDER THIS CAPTION CONSTITUTE "FORWARD-LOOKING STATEMENTS." SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" FOR ADDITIONAL FACTORS RELATING TO SUCH STATEMENTS.

       The following discussion is intended to assist in understanding the Company's historical consolidated financial position at December 31, 2000, and results of operations and cash flows for each of the three years in the period ended December 31, 2000. The Company's historical Consolidated Financial Statements and notes thereto included in this Form 10-K contain detailed information that should be referred to in conjunction with the following discussion.

OVERVIEW

       A significant portion of the Company's proved oil and gas reserves are concentrated in the Trend. However, since 1997, the Company has become increasingly aggressive in generating and drilling exploratory prospects in other areas to reduce its dependence on Trend drilling for future production and reserve growth. Currently, 82% of the Company's planned capital expenditures for 2001 relate to exploration activities, as compared to actual exploratory expenditures of 63% in 2000, 59% in 1999 and 67% in 1998. During 2000, the Company spent $56.7 million on exploratory prospects including $17.5 million on seismic and leasing activities and $39.2 million on drilling activities. On these prospects, the Company drilled 19 gross (10.6 net) exploratory wells, of which 9 gross (5.8 net) were completed as producers.

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

RESULTS OF OPERATIONS

       The following table sets forth certain operating information of the Company for the periods presented.

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                  2000         1999         1998
                                                                                --------     --------     ---------
       OIL AND GAS PRODUCTION DATA:
          Oil (MBbls).......................................................      2,386        1,876        2,528
          Gas (MMcf)........................................................      8,047        4,847        4,833
          Total (MBOE)......................................................      3,727        2,684        3,334

       AVERAGE OIL AND GAS SALES PRICES (1):
          Oil ($/Bbl).......................................................    $ 29.44      $ 17.44      $ 16.20
          Gas ($/Mcf).......................................................    $  4.06      $  2.34      $  2.35

       OPERATING COSTS AND EXPENSES ($/BOE PRODUCED):
          Lease operations..................................................    $  4.92      $  4.18      $  4.27
          Oil and gas depletion.............................................    $  7.18      $  7.46      $  9.24
          General and administrative........................................    $  1.35      $  1.46      $  1.29

       NET WELLS DRILLED (2):
          Exploratory Wells.................................................       10.6         3.7          9.6
          Developmental Wells...............................................       35.1         3.2          6.6

(1)    Includes effects of hedging transactions.
(2)    Excludes wells being drilled or completed at the end of each period.


2000 COMPARED TO 1999

       REVENUES

       Oil and gas sales increased 132% from $44.4 million in 1999 to $103.2 million in 2000 due to significantly higher oil and gas prices and production levels. The Company's average price per barrel of oil increased 69% while average gas prices increased 74%. Gas production increased 66% due primarily to added production from the Cotton Valley Pinnacle Reef area. Oil production increased 27% due primarily to enhanced production from the Company's horizontal drilling and water frac programs in the Trend, and to a lesser extent, from the Company's on-going developmental drilling program in Eddy County, New Mexico.

       As of December 31, 2000, the Company, as operator, has drilled and completed five wells in the Cotton Valley Pinnacle Reef area, four of which were drilled under a vendor financing arrangement. During the fourth quarter of 2000, combined gas production from these five wells averaged 26.1 MMcf per day (12.5 MMcf per day to the Company's interest, net of royalties and vendor financing arrangements).

       At December 31, 2000, the Company was in the process of drilling two additional Cotton Valley Pinnacle Reef wells, the Lee Fazzino #1 and the Big Red #1. The Company owns a 100% working interest in each well, and neither well is subject to vendor financing arrangements. Although the Big Red #1 was determined to be a dry hole, the Company completed the Lee Fazzino #1 as a producer, and is in the process of testing the well at various flow rates to establish its optimum deliverability. The Lee Fazzino #1 is presently producing at a rate of 23 MMcf per day with 8,200 psi of flowing tubing pressure. While the Company is encouraged by these preliminary rates, the Company cannot accurately predict future production rates and ultimate reserves attributable to the Lee Fazzino #1 at this time due to the well's limited production history.

       COSTS AND EXPENSES

       Lease operations expenses increased 63% from $11.2 million in 1999 to $18.3 million in 2000 while oil and gas production on a BOE basis increased 39%, resulting in an 18% increase in lease operations expenses on a BOE basis from $4.18 per BOE in 1999 to $4.92 per BOE in 2000. Most of the increase in production costs on a BOE basis was a direct result of higher production taxes caused by a significant increase in product prices.

       Exploration costs increased 207% from $6.7 million in 1999 to $20.6 million in 2000 due primarily to the charge-off during 2000 of $8.4 million of dry hole costs, $4.3 million of unproved property impairments, and $7.6 million of seismic costs, as compared to $1.2 million of dry hole costs, $4 million of unproved property impairments, and $1.1 million of seismic costs during 1999. Dry hole costs during 2000 include $2.6 million in the Cotton Valley area, $2.6 million in South Louisiana and $2.4 million in South Texas. Unproved property impairments in 2000 relate primarily to acreage in the Glen Rose area of Texas and, to a lesser extent, acreage in Mississippi and Louisiana. Substantially all of the seismic costs in 2000 are attributable to exploratory prospects being generated in South Louisiana and to an additional 3-D seismic project in the Cotton Valley Pinnacle Reef area. Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

       Depreciation, depletion and amortization ("DD&A") expense increased 34% from $20.8 million in 1999 to $27.8 million in 2000 due primarily to a 39% increase in oil and gas production on a BOE basis, offset in part by a 4% decrease in the Company's average depletion rate per BOE. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The decline in average depletion rate per BOE from $7.46 in 1999 to $7.18 in 2000 was primarily due to higher reserve estimates attributable to improved product prices.

       General and administrative ("G&A") expenses increased 28% from $3.9 million in 1999 to $5 million in 2000 due primarily to higher personnel costs attributable to increased levels of drilling and operating activities. Low product prices caused the Company to curtail its operations early in 1999 and implement cost reduction measures consisting primarily of personnel layoffs and salary reductions. As product prices improved during the last half of 1999 and into 2000, the Company resumed drilling and operating activities and reversed many of these cost reduction measures.

       A provision for stock-based employee compensation of $937,000 was made during 2000 pursuant to the requirements of Financial Accounting Standards Board Interpretation No. 44 (see Note 6 to the accompanying consolidated financial statements). No corresponding provision was required during 1999. Since the amount of this non-cash provision is based on the quoted market price of the Company's common stock, future results of operations may be subject to significant volatility.

       INTEREST EXPENSE AND OTHER

       Interest expense decreased 21% from $2.9 million in 1999 to $2.3 million in 2000 due primarily to lower average levels of indebtedness on the Company's secured bank credit facility (the "Credit Facility"), offset in part by higher interest rates and lower capitalized interest. The average daily principal balance outstanding on the Credit Facility during 2000 was $30.3 million compared to $42 million in 1999, while the effective annual interest rate, including bank fees, was 9.2% compared to 8.1% in 1999. Capitalized interest in 2000 was $483,000 compared to $547,000 in 1999.

       Gains on sales of property and equipment decreased from $10.9 million in 1999 to $1 million in 2000. During 2000, the Company sold its interest in a prospect in Duval County, Texas for $1 million, resulting in a gain of $1 million. During 1999, the Company recorded a gain of $8.3 million on the sale of its interest in the Jalmat Field in Lea County, New Mexico for $12.5 million, and a gain of $1.8 million on the sale of its interest in eight non-operated gas wells in Matagorda County, Texas for $5.2 million.

       INCOME TAXES

       During 2000, the Company's pre-tax income was sufficient to cause its deferred tax liabilities to exceed its deferred tax assets, resulting in an income tax provision of $2.7 million (9% effective tax rate) in 2000 as compared to no income tax provision in 1999. The Company expects to record a provision for income taxes in future periods equal to approximately 35% of its pre-tax income.

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

       DD&A expense decreased 34% from $31.7 million in 1998 to $20.8 million in 1999 due primarily to a 19% decrease in the Company's average depletion rate per BOE. The lower depletion rate was attributable to the effects of higher oil and gas prices on estimated quantities of proved reserves combined with a 19% decline in oil and gas production on a BOE basis. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The average depletion rate per BOE was $7.46 in 1999 compared to $9.24 in 1998.

       G&A expenses decreased 9% from $4.3 million in 1998 to $3.9 million in 1999 due primarily to certain cost reduction measures initiated in December 1998. These cost reduction measures, consisting primarily of personnel layoffs and salary reductions, were originally expected to achieve a 33% annual savings. However, many of these measures were reversed during the last half of 1999 due to an increase in drilling activity prompted by higher product prices.

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

       INTEREST EXPENSE AND OTHER

       Interest expense increased 21% from $2.4 million in 1998 to $2.9 million in 1999 due primarily to a combination of lower capitalized interest and higher average levels of indebtedness on the Company's Credit Facility. The average daily principal balance outstanding on the Credit Facility during 1999 was $42 million compared to $40.8 million in 1998, while the effective annual interest rate, including bank fees, during both years was 8.1%. Capitalized interest was $420,000 less during the 1999 period due to a decrease in unproved acreage.

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

       The following discussion sets forth the Company's current plans for capital expenditures in 2001, and the expected capital resources needed to finance such plans.

CAPITAL EXPENDITURES

       The Company presently plans to spend $91.8 million on exploration and development activities during 2001, including $44.8 million in South Louisiana, $14.3 million in the Cotton Valley Pinnacle Reef area, $10.4 million in the Trend, $7.5 million in West Texas, $6 million in the Bossier Sand area in Texas, $5.5 million in Southeast New Mexico, and $3.3 million on various other projects. Approximately 82% of these planned expenditures apply to exploratory prospects, as compared to approximately 63% in 2000. Exploratory prospects generally involve a higher degree of risk than developmental prospects, but may also offer a higher reserve potential and rate of return on investment. See "BUSINESS - DRILLING, EXPLORATION AND PRODUCTION ACTIVITIES."

       The Company may increase or decrease its planned activities for 2001, depending upon drilling results, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities.

CAPITAL RESOURCES

       GENERAL

       The Company believes that the combination of cash provided by operations and funds available under the Credit Facility will be adequate to fund the Company's operations and projected capital and exploratory expenditures during 2001. However, because future cash flows and the availability of borrowings under the Credit Facility are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells and the Company's success in developing and producing new reserves, there can be no assurance that the Company's capital resources will be sufficient to sustain the Company's exploratory and development activities.

       WORKING CAPITAL AND CASH FLOW

       During 2000, the Company generated cash flow from operating activities of $72.5 million, received $1.1 million from the sale of property and equipment, spent $72.6 million on capital expenditures and repaid $500,000 on the Credit Facility.

       The Company's working capital deficit increased from $6.6 million at December 31, 1999 to $18.7 million at December 31, 2000 due primarily to a significant increase in drilling and exploration activities in progress at the end of 2000. The Company was utilizing nine drilling rigs at December 31, 2000 compared to three at December 31, 1999. Three of the current period wells in progress were Cotton Valley Pinnacle Reefs/Sands wells being drilled 100% by the Company, as compared to only one Pinnacle Reef well being drilled through a vendor financing arrangement at the end of 1999. Accordingly, accounts payable and accrued liabilities at December 31, 2000 related to drilling and exploration activities were significantly higher than December 31, 1999.

       The Company's working capital deficit generally is a function of its cash management process. The Company applies most of its available cash toward the repayment of the Credit Facility, which is classified as a non-current liability. As advances are made on the Credit Facility to pay current liabilities (including accrued drilling and exploration costs), the Company's working capital increases. Therefore, to more effectively measure the Company's working capital position at any balance sheet date, the loan agreement to the Credit Facility provides for the inclusion of funds available on the Credit Facility as a current asset in the computation of working capital.

       CREDIT FACILITY

       The Credit Facility provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit. At December 31, 2000, the borrowing base was $50 million and the outstanding advances were $30 million. The borrowing base is subject to redetermination at any time, but at least semi-annually, and is made at the discretion of the banks. If the redetermined borrowing base is less than the amount of outstanding indebtedness, the Company will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement. The loan agreement contains financial covenants that are computed quarterly and require the Company to maintain minimum levels of working capital, cash flow and net tangible assets. The Company was in compliance with all of the financial and non-financial covenants at December 31, 2000.

       Effective January 1, 2001, the borrowing base was increased to $55 million.

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

OIL AND GAS PRICES

       The Company's financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company. These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. It is impossible to predict future oil and gas prices with any degree of certainty. Sustained weakness in oil and gas prices may adversely affect the Company's financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that the Company can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can have an adverse affect on the Company's ability to obtain capital for its exploration and development activities. Similarly, any improvements in oil and gas prices can have a favorable impact on the Company's financial condition, results of operations and capital resources. Based on the Company's volume of oil and gas production for the year ended December 31, 2000, a $1 change in the price per Bbl of oil and a $.10 change in the price per Mcf of gas would result in an aggregate change in annual gross revenues of approximately $3.2 million.

       From time to time, the Company utilizes fixed-price commodity swaps and collars (collectively, fixed-price contracts) to reduce its exposure to unfavorable changes in oil and gas prices. Since the Company's hedging objective is to optimize the price received for its oil and natural gas production, the Company generally enters into fixed-price contracts only when management of the Company believes that the quoted market prices for such commodities are likely to experience a sustained decline from then-current levels. While the use of fixed-price contracts limits the downside risk of price declines, such use may also limit any benefits that may be derived from price increases.

       When using swaps to hedge oil and natural gas production, the Company receives a fixed price for the respective commodity and pays a floating market price as defined in each contract (generally NYMEX futures prices), resulting in a net amount due to or from the counterparty. Collars contain a fixed floor price (put) and ceiling price (call). If the market price for the respective commodity exceeds the call strike price or falls below the put strike price, then the Company receives the fixed price and pays the market price. If the market price is between the call and the put strike prices, then no payments are due from either party. The fixed-price contracts utilized by the Company differ from futures contracts in that there is not a contractual obligation that requires or permits the future physical delivery of the hedged products.

       At December 31, 2000, the Company had open positions in the following fixed-price contracts:

o Fixed-price oil swaps covering 34,000 barrels from April 2001 through October 2001 at an average price of $20.77 per barrel (ranging from a high of $21.55 in April 2001 to a low of $20.03 in October 2001).

o Fixed-price oil collars covering 17,000 barrels from January 2001 through March 2001 at an average floor price of $20.66 per barrel and an average ceiling price of $23.81 per barrel.

       In addition, the Company had closed positions at December 31, 2000 in certain fixed-price oil swaps covering 687,000 barrels from January 2001 through December 2001 at an average price of $29.14 per barrel. These contracts were terminated in 2000 at an average price of $29.45 per barrel, resulting in an aggregate loss of $213,000. This loss was deferred at December 31, 2000 and will be recorded as a reduction in oil and gas revenues during the periods that correlate to the hedged production months.

       Subsequent to December 31, 2000, the Company entered into a fixed-price gas swap covering 940,000 MMBtu from February 2001 through April 2001 at an average price of $8.19 per MMBtu. The Company's position for February 2001 and March 2001 covering 650,000 MMBtu was terminated prior to maturity at an aggregate gain of $1.6 million. This gain will be recorded in oil and gas revenues during the periods that correlate to the hedged production months.

       Effective January 1, 2001, the Company adopted SFAS 133 which established new accounting and reporting requirements for derivative instruments and hedging activities. See Note 10 to the accompanying consolidated financial statements.

INTEREST RATES

       All of the Company's outstanding indebtedness at December 31, 2000 is subject to market rates of interest as determined from time to time by the banks pursuant to the Credit Facility. See "Capital Resources". The Company may designate borrowings under the Credit Facility as either "Base Rate Loans" or "Eurodollar Loans." Base Rate Loans bear interest at a fluctuating rate that is linked to the discount rates established by the Federal Reserve Board. Eurodollar Loans bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these interest rates can have an adverse impact on the Company's results of operations and cash flow. Although various financial instruments are available to hedge the effects of changes in interest rates, the Company does not consider the risk to be significant and has not entered into any interest rate hedging transactions. Based on the Company's outstanding indebtedness at December 31, 2000 of $30 million, a change in interest rates of 25 basis points would affect annual interest payments by $75,000.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10 -     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The Information required by this Item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after December 31, 2000.

ITEM 11 -     EXECUTIVE COMPENSATION

       The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after December 31, 2000.

ITEM 12 -     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after December 31, 2000.

ITEM 13 -     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after December 31, 2000.

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

REPORTS ON FORM 8-K

       No reports on Form 8-K were filed during the quarter ended December 31, 2000.

EXHIBITS

      EXHIBIT
      NUMBER                                               DESCRIPTION OF EXHIBIT
     ---------        ----------------------------------------------------------------------------------------------------------
      **3.1           Second Restated Certificate of Incorporation of the Company, filed as an exhibit to the Form S-2 Registration
                      Statement, Registration No. 333-13441

      **3.2           Certificate  of  Amendment  of Second  Restated  Certificate  of  Incorporation  of Clayton  Williams
                      Energy, Inc., filed as an exhibit to the September 30, 2000 Form 10-Q

      **3.3           Bylaws of the Company, filed as an exhibit to the Form S-1 Registration  Statement,  Registration No.
                      33-43350

     **10.1           Seventh  Restated Loan Agreement dated as of December 1, 1999 among Clayton  Williams  Energy,  Inc.,
                      Warrior Gas Co., CWEI Acquisitions,  Inc., Bank One, Texas, N.A. and Union Bank of California,  N.A.,
                      filed as an exhibit to the December 31, 1999 Form 10-K

     **10.2           First Amendment to Seventh  Restated Loan Agreement  dated as of July 1, 2000 among Clayton  Williams
                      Energy,  Inc.,  Warrior Gas Co., CWEI  Acquisitions,  Inc., Bank One,  Texas,  N.A. and Union Bank of
                      California, N.A., filed as an exhibit to the June 30, 2000 Form 10-Q

     **10.3           1993  Stock  Compensation  Plan,  filed  as an  exhibit  to  the  Form  S-8  Registration  Statement,
                      Registration No. 33-68318

     **10.4           First Amendment to 1993 Stock  Compensation  Plan,  filed as an exhibit to the December 31, 1995 Form
                      10-K

     **10.5           Second Amendment to the 1993 Stock Compensation Plan, filed as an exhibit to the Form S-8 Registration
                      Statement, Registration No. 33-68318

     **10.6           Third Amendment to 1993 Stock Compensation Plan, filed as an exhibit to the Form S-8 Registration Statement,
                      Registration No. 333-47232

     **10.7           Fourth Amendment to 1993 Stock Compensation Plan, filed as an exhibit to the Form S-8 Registration Statement,
                      Registration No. 333-47232

     **10.8           Outside  Directors  Stock Option Plan,  filed as an exhibit to the Form S-8  Registration  Statement,
                      Registration No. 33-68316


      EXHIBIT
      NUMBER                                            DESCRIPTION OF EXHIBIT
    ---------         ------------------------------------------------------------------------------------------------------
     **10.9           First  Amendment to Outside  Directors  Stock  Option  Plan,  filed as an exhibit to the December 31,
                      1995 Form 10-K

     **10.10          Bonus Incentive Plan,  filed as an exhibit to the Form S-8 Registration  Statement,  Registration No.
                      33-68320

     **10.11          First Amendment to Bonus Incentive Plan, filed as an exhibit to the December 31, 1997 Form 10-K

     **10.12          Amended and Restated 401(k) Plan & Trust, filed as an exhibit to the December 31, 1995 Form 10-K

     **10.13          Second  Amendment  to  Amended  and  Restated  401(k)  Plan  &  Trust,  filed  as an  exhibit  to the
                      December 31, 1995 Form 10-K

     **10.14          Third  Amendment  to Amended and  Restated  401(k) Plan & Trust,  filed as an exhibit to the December
                      31, 1995 Form 10-K

     **10.15          Executive  Incentive  Stock  Compensation  Plan,  filed as an  exhibit  to the Form S-8  Registration
                      Statement, Registration No. 33-92834

     **10.16          First  Amendment  to  Executive  Incentive  Stock  Compensation  Plan,  filed  as an  exhibit  to the
                      December 31, 1996 Form 10-K

     **10.17          Consolidation  Agreement dated May 13, 1993 among Clayton Williams Energy,  Inc., Warrior Gas Co. and the Williams Entities,  filed as an exhibit to the Form S-1 Registration Statement,  Registration No.
                      33-43350

     **10.18          Amendment to  Consolidation  Agreement  dated August 7, 2000 among  Clayton  Williams  Energy,  Inc.,
                      Warrior Gas Co.,  Clayton W.  Williams,  Jr. and the Williams  Companies,  filed as an exhibit to the
                      September 30, 2000 Form 10-Q

     **10.19          Agreement dated April 23, 1993 between the Company and Robert C. Lyon, filed as an exhibit to the Form S-1
                      Registration Statement, Registration No. 33-43350

     **10.20          Service  Agreement  effective  October  1, 1995 among  Clayton  Williams  Energy,  Inc.  and  certain
                      Williams Entities, filed as an exhibit to the December 31, 1995 Form 10-K

      *21             Subsidiaries of the Registrant

      *23.1           Consent of Arthur Andersen LLP

      *23.2           Consent of Williamson Petroleum Consultants, Inc.

      *24.1           Power of Attorney

      *24.2           Certified  copy of  resolution of Board of Directors of Clayton  Williams  Energy,  Inc.  authorizing signature pursuant to Power of Attorney

-----------------
        *             Filed herewith

       **             Incorporated by reference to the filing indicated

                                GLOSSARY OF TERMS

The following are abbreviations and definitions of terms commonly used in the oil and gas industry and this Form 10-K.

       3-D SEISMIC. An advanced technology method of detecting accumulations of hydrocarbons identified by the collection and measurement of the intensity and timing of sound waves transmitted into the earth as they reflect back to the surface.

       Bbl.  One barrel, or 42 U.S. gallons of liquid volume.

       Bcf.  One billion cubic feet.

       BOE. Equivalent barrels of oil, with natural gas converted to oil equivalents based on a ratio of six Mcf of natural gas to one Bbl of oil.

       Btu. British thermal unit, which is the quantity of heat required to raise the temperature of one pound of water from 58.5 to 59.5 degrees Fahrenheit.

       COMPLETION. The installation of permanent equipment for the production of oil or gas.

       DEVELOPMENT WELL. A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

       DRY HOLE. A well found to be incapable of producing hydrocarbons in sufficient quantities to justify completion as an oil or gas well.

       EXPLORATORY WELL. A well drilled to find and produce oil or natural gas reserves not classified as proved, to find a new productive reservoir in a field previously found to be productive of oil or natural gas in another reservoir or to extend a known reservoir.

       EXTENSIONS AND DISCOVERIES. As to any period, the increases to proved reserves from all sources other than the acquisition of proved properties or revisions of previous estimates.

       GROSS ACRES OR WELLS. Refers to the total acres or wells in which the Company has a working interest.

       HORIZONTAL DRILLING. A drilling technique that permits the operator to contact and intersect a larger portion of the producing horizon than conventional vertical drilling techniques and may, depending on the horizon, result in increased production rates and greater ultimate recoveries of hydrocarbons.

       MBbls.  One thousand barrels.

       MBOE.  One thousand BOE.

       Mcf.  One thousand cubic feet.

       MMcf.  One million cubic feet.

       NATURAL GAS LIQUIDS. Liquid hydrocarbons that have been extracted from natural gas, such as ethane, propane, butane and natural gasoline.

       NET ACRES OR WELLS. Refers to gross acres or wells multiplied, in each case, by the percentage working interest owned by the Company.

       NET PRODUCTION. Oil and gas production that is owned by the Company, less royalties and production due others.

       NYMEX. New York Mercantile Exchange, the exchange on which commodities, including crude oil and natural gas futures contracts, are traded.

       OIL.  Crude oil or condensate.

       OPERATOR. The individual or company responsible for the exploration, development and production of an oil or gas well or lease.

       PRESENT VALUE OF PROVED RESERVES. The present value of estimated future revenues to be generated from the production of proved reserves determined in accordance with Securities and Exchange Commission guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to nonproperty related expenses such as general and administrative expenses, debt service, future income tax expense, or depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.

       PROVED DEVELOPED RESERVES. Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery will be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

       PROVED RESERVES. The estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

       PROVED UNDEVELOPED RESERVES. Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

       ROYALTY. An interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner's royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

       SEC.  The United States Securities and Exchange Commission.

       STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS. The after-tax present value of proved reserves determined in accordance with SEC guidelines.

       UNDEVELOPED ACREAGE. Leased acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves.

       WATER FRAC. A well stimulation technique whereby large volumes of water are injected at high rates into a well. The well is shut-in for a period of 10 days to two weeks and is then returned to production. The injected water is pumped into micro-pore spaces in the rock, thereby displacing oil into the fractures where it may be more readily produced. This process is generally performed during the initial completion process and may be repeated one or more times after initial completion.

       WORKING INTEREST. An interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest is entitled will be smaller than the share of costs that the working interest owner is required to bear to the extent of any royalty burden.

       WORKOVER. Operations on a producing well to restore or increase production.

                                   SIGNATURES

       In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CLAYTON WILLIAMS ENERGY, INC.
                                  (Registrant)

                                  By:   /S/ CLAYTON W. WILLIAMS *
                                    ------------------------------------------
                                            Clayton W. Williams
                                       Chairman of the Board, President
                                         and Chief Executive Officer

       In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                          SIGNATURE                                      TITLE                          DATE
       ----------------------------------------------     -----------------------------------    ------------------

                  /s/ CLAYTON W. WILLIAMS *               Chairman of the Board,                     March 21, 2001
       ----------------------------------------------     President and Chief Executive
                     Clayton W. Williams                  Officer and Director

                     /s/ L. PAUL LATHAM                   Executive Vice President,                  March 21, 2001
       ----------------------------------------------     Chief Operating Officer and
                       L. Paul Latham                     Director

                     /s/ MEL G. RIGGS *                   Senior Vice President -                    March 21, 2001
       ----------------------------------------------     Finance, Secretary, Treasurer,
                        Mel G. Riggs                      Chief Financial Officer and Director

                    /s/ JERRY F. GRONER *                 Vice President - Land and                  March 21, 2001
       ----------------------------------------------     Lease Administration and
                       Jerry F. Groner                    Director

                   /s/ STANLEY S. BEARD *                 Director                                   March 21, 2001
       ----------------------------------------------
                      Stanley S. Beard

                   /s/ ROBERT L. PARKER *                 Director                                   March 21, 2001
       ----------------------------------------------
                      Robert L. Parker

                    /s/ JORDAN R. SMITH *                 Director                                   March 21, 2001
       ----------------------------------------------
                       Jordan R. Smith

*      By:           /s/ L. PAUL LATHAM
       ----------------------------------------------
                       L. Paul Latham
                      ATTORNEY-IN-FACT

                                            CLAYTON WILLIAMS ENERGY, INC.

                                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            PAGE
                                                                                                            ----
Report of Independent Public Accountants.............................................................        F-2

Consolidated Balance Sheets..........................................................................        F-3

Consolidated Statements of Operations................................................................        F-4

Consolidated Statements of Stockholders' Equity......................................................        F-5

Consolidated Statements of Cash Flows................................................................        F-6

Notes to Consolidated Financial Statements...........................................................        F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Clayton Williams Energy, Inc.:

       We have audited the accompanying consolidated balance sheets of Clayton Williams Energy, Inc. (a Delaware corporation) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clayton Williams Energy, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.





                                                          ARTHUR ANDERSEN LLP

Dallas, Texas
    March 2, 2001

                          CLAYTON WILLIAMS ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)


                                     ASSETS

                                                                                           DECEMBER 31,
                                                                                -----------------------------------
                                                                                     2000                1999
                                                                                ---------------    ----------------
CURRENT ASSETS
     Cash and cash equivalents.............................................     $        2,384     $         1,634
     Accounts receivable:
         Oil and gas sales.................................................             15,534               9,846
         Joint interest and other, net.....................................              4,102               2,661
         Affiliates........................................................                179                 729
     Inventory.............................................................              3,226                 717
     Deferred income taxes.................................................                601                 -
     Prepaids and other....................................................              2,246                 313
                                                                                ---------------    ----------------
                                                                                        28,272              15,900
                                                                                ---------------    ----------------
PROPERTY AND EQUIPMENT
     Oil and gas properties, successful efforts method.....................            501,542             436,831
     Natural gas gathering and processing systems..........................             13,302               9,810
     Other.................................................................             10,572              10,350
                                                                                ---------------    ----------------
                                                                                       525,416             456,991
     Less accumulated depreciation, depletion and amortization.............           (389,072)           (363,985)
                                                                                ---------------    ----------------

         Property and equipment, net.......................................            136,344              93,006
                                                                                ---------------    ----------------
OTHER ASSETS...............................................................                248                 260
                                                                                ---------------    ----------------
                                                                                $      164,864     $       109,166
                                                                                ===============    ================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable:
         Trade.............................................................     $       33,622     $        13,648
         Oil and gas sales.................................................              9,201               6,678
         Affiliates........................................................              2,642               1,417
     Accrued liabilities and other.........................................              1,463                 806
                                                                                ---------------    ----------------
                                                                                        46,928              22,549
                                                                                ---------------    ----------------
LONG-TERM DEBT.............................................................             30,000              30,500
                                                                                ---------------    ----------------
DEFERRED INCOME TAXES......................................................              2,159                -
                                                                                ---------------    ----------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Preferred stock, par value $.10 per share; authorized - 3,000,000
      shares; issued and outstanding - none................................               -                   -
     Common stock, par value $.10 per share; authorized - 30,000,000 shares; issued - 9,254,352 shares in 2000 and
      9,167,779 shares in 1999.............................................                925                 917
     Additional paid-in capital............................................             72,529              70,690
     Retained earnings (deficit)...........................................             12,323             (15,490)
                                                                                ---------------    ----------------
                                                                                        85,777              56,117
                                                                                ---------------    ----------------
                                                                                $      164,864     $       109,166
                                                                                ===============    ================


  The accompanying notes are an integral part of these consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                               YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------------------
                                                                       2000             1999              1998
                                                                  --------------    -------------    --------------
REVENUES
     Oil and gas sales........................................    $    103,150      $     44,366     $      51,932
     Natural gas services.....................................           6,682             3,684             3,795
                                                                  --------------    -------------    --------------
         Total revenues.......................................         109,832            48,050            55,727
                                                                  --------------    -------------    --------------

COSTS AND EXPENSES
     Lease operations.........................................          18,346            11,222            14,237
     Exploration:
         Abandonments and impairments.........................          12,657             5,245            16,128
         Seismic and other....................................           7,953             1,418             4,501
     Natural gas services.....................................           5,591             3,098             3,242
     Depreciation, depletion and amortization.................          27,794            20,810            31,665
     Impairment of property and equipment.....................            -                   81             8,493
     General and administrative...............................           5,014             3,929             4,299
     Stock-based employee compensation........................             937              -                 -
                                                                  --------------    -------------    --------------
         Total costs and expenses.............................          78,292            45,803            82,565
                                                                  --------------    -------------    --------------
         Operating income (loss)..............................          31,540             2,247           (26,838)
                                                                  --------------    -------------    --------------
OTHER INCOME (EXPENSE)
     Interest expense.........................................          (2,310)           (2,893)           (2,384)
     Gain on sales of property and equipment..................           1,031            10,926                53
     Other....................................................             269               474                85
                                                                  --------------    -------------    --------------
         Total other income (expense).........................          (1,010)            8,507            (2,246)
                                                                  --------------    -------------    --------------
INCOME (LOSS) BEFORE INCOME TAXES.............................          30,530            10,754           (29,084)
INCOME TAX EXPENSE............................................           2,717               -                 -
                                                                  --------------    -------------    --------------
NET INCOME (LOSS).............................................    $     27,813      $     10,754     $     (29,084)
                                                                  ==============    =============    =============
Net income (loss) per common share:
     Basic....................................................    $       3.02      $       1.19     $       (3.27)
                                                                  ==============    =============    =============
     Diluted..................................................    $       2.91      $       1.18     $       (3.27)
                                                                  ==============    =============    =============

Weighted average common shares outstanding:

     Basic....................................................           9,211             9,005             8,905
                                                                  ==============    =============    ==============
     Diluted..................................................           9,543             9,148             8,905
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

                          CLAYTON WILLIAMS ENERGY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                            COMMON STOCK
                                       ---------------------      ADDITIONAL    RETAINED
                                       NO. OF         PAR          PAID-IN      EARNINGS     TREASURY
                                       SHARES        VALUE         CAPITAL      (DEFICIT)     STOCK       TOTAL
                                       ---------    ---------    -----------    ----------   ---------  ----------
BALANCE,
   December 31, 1997 ..............       8,981     $    898     $ 70,856     $  2,840     $ (1,520)    $ 73,074

     Cancellation of treasury stock         (95)          (9)      (1,511)        --          1,520         --
     Issuance of stock through
      compensation plans ..........          52            5          399         --           --            404
     Net loss .....................        --           --           --        (29,084)        --        (29,084)
                                       ---------    ---------    -----------    ----------   ---------  ----------

BALANCE,
   December 31, 1998 ..............       8,938          894       69,744      (26,244)        --         44,394
     Issuance of stock through
      compensation plans ..........         230           23          946         --           --            969
     Net income ...................        --           --           --         10,754         --         10,754
                                       ---------    ---------    -----------    ----------   ---------  ----------

BALANCE,
   December 31, 1999 ..............       9,168          917       70,690      (15,490)        --         56,117
     Issuance of stock through
      compensation plans ..........          86            8        1,839         --           --          1,847
     Net income ...................        --           --           --         27,813         --         27,813
                                       ---------    ---------    -----------    ----------   ---------  ----------

BALANCE,
   December 31, 2000 ..............       9,254     $    925     $ 72,529     $ 12,323     $   --       $ 85,777
                                       =========    =========    ===========    ==========   =========  ==========




  The accompanying notes are an integral part of these consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999          1998
                                                           --------     --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss) ................................    $ 27,813     $ 10,754     $(29,084)
     Adjustments to reconcile net income (loss) to cash
        provided by operating activities:
         Depreciation, depletion and amortization .....      27,794       20,810       31,665
         Impairment of property and equipment .........        --             81        8,493
         Exploration costs ............................      12,657        5,245       16,128
         Gain on sales of property and equipment ......      (1,031)     (10,926)         (53)
         Deferred income taxes ........................       2,717         --           --
         Stock-based employee compensation ............         937         --           --
         Other ........................................         399          274          375
     Changes in operating working capital:

         Accounts receivable ..........................      (6,579)      (2,582)       2,842
         Accounts payable .............................      12,473        1,064        1,448
         Other ........................................      (4,709)          18        1,691
                                                           --------     --------     --------
              Net cash provided by operating activities      72,471       24,738       33,505
                                                           --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment ..............     (72,584)     (19,683)     (53,720)
     Proceeds from sales of property and equipment ....       1,075       19,060          260
     Other ............................................           3         (200)        --
                                                           --------     --------     --------
              Net cash used in investing activities ...     (71,506)        (823)     (53,460)
                                                           --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term debt .....................        --           --         19,200
     Repayments of long-term debt .....................        (500)     (24,400)        --
     Proceeds from sale of common stock ...............         285          695           29
                                                           --------     --------     --------
              Net cash provided by (used in) financing
                activities ............................        (215)     (23,705)      19,229
                                                           --------     --------     --------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS .....................................         750          210         (726)

CASH AND CASH EQUIVALENTS
     Beginning of period ..............................       1,634        1,424        2,150
                                                           --------     --------     --------
     End of period ....................................    $  2,384     $  1,634     $  1,424
                                                           ========     ========     ========

SUPPLEMENTAL DISCLOSURES
     Cash paid for interest, net of amounts
       capitalized ....................................    $  2,434     $  3,021     $  2,291
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

       Substantially all of the Company's oil and gas production is sold under short-term contracts which are market-sensitive. Accordingly, the Company's financial condition, results of operations and capital resources are highly dependent upon prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company. These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       ESTIMATES AND ASSUMPTIONS
       The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

       PRINCIPLES OF CONSOLIDATION
       The consolidated financial statements include the accounts of Clayton Williams Energy, Inc. and its subsidiaries. The Company accounts for its undivided interest in a limited partnership using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are consolidated with other operations. All significant intercompany transactions and balances associated with the consolidated operations have been eliminated.

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

       Subsequent to December 31, 2000, the Company incurred approximately $3 million on one exploratory dry hole which was in progress at December 31, 2000. This amount will be charged to exploration expense during the first quarter of 2001.

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

       HEDGING ACTIVITIES
       From time to time, the Company utilizes fixed-price commodity swaps and collars (collectively "fixed-price contracts") to reduce its exposure to unfavorable changes in oil and natural gas prices. Since the Company's hedging objective is to optimize the price received for its oil and gas production, the Company generally enters into fixed-price contracts only when management of the Company believes that the quoted market prices for such commodities are likely to experience a sustained decline from then-current levels. Presently, the Company accounts for fixed-price contracts as hedging activities, and accordingly, records all realized gains and losses as oil and gas revenues in the period the hedged production is sold. However, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging

                          CLAYTON WILLIAMS ENERGY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Activities" ("SFAS 133"). See Note 10 for a discussion of the changes in accounting treatment for hedging activities that will result from the adoption of SFAS 133 in 2001.

       INVENTORY
       Inventory consists primarily of tubular goods and other well equipment which the Company plans to utilize in its ongoing exploration and development activities and is carried at the lower of cost or market value.

       CAPITALIZATION OF INTEREST
       Interest costs associated with the Company's inventory of unproved oil and gas properties are capitalized. During the years ended December 31, 2000, 1999 and 1998, the Company capitalized interest totaling approximately $483,000, $547,000 and $967,000, respectively.

       CASH AND CASH EQUIVALENTS
       The Company considers all cash and highly liquid investments with original maturities of three months or less to be cash equivalents.

       NET INCOME (LOSS) PER COMMON SHARE
       Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if dilutive stock options were exercised, calculated using the treasury stock method. The diluted earnings per share calculations for the years ended December 31, 2000 and 1999 include an increase in potential shares attributable to dilutive stock options. Stock options were not considered in the diluted earnings per share calculations for 1998 as the effect would be anti-dilutive.

       STOCK-BASED COMPENSATION
       The Company accounts for stock-based compensation utilizing the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations.

       REVENUE RECOGNITION AND GAS BALANCING
       The Company utilizes the sales method of accounting for natural gas revenues whereby revenues are recognized based on the amount of gas sold to purchasers. The amount of gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at December 31, 2000, 1999 or 1998.

       COMPREHENSIVE INCOME
       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. For the years ended December 31, 2000, 1999 and 1998, the Company reported no differences between comprehensive income and net income. As a result of the adoption of SFAS 133 effective January 1, 2001, the Company will report a portion of the changes in market value of derivatives through other comprehensive income during 2001.

       CONCENTRATION OF CREDIT RISK
       The Company sells its oil and natural gas production to various customers, serves as operator in the drilling, completion and operation of oil and gas wells, and enters into fixed-price contracts with various counterparties. The Company obtains letters of credit to secure amounts due from its major oil and gas purchasers and follows other procedures to monitor credit risk from joint owners and fixed-contract counterparties. The Company has not experienced any significant credit losses since its

                          CLAYTON WILLIAMS ENERGY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

inception. At December 31, 2000 and 1999, joint interest and other receivables are presented net of allowances for doubtful accounts of $350,000 and $150,000, respectively.

       RECLASSIFICATIONS
       Certain reclassifications of prior year financial statement amounts have been made to conform to current year presentations.

3.     LONG-TERM DEBT

       Long-term debt consists of the following:

                                                                                          DECEMBER 31,
                                                                                ------------------------------
                                                                                    2000              1999
                                                                                -------------    -------------
                                                                                        (IN THOUSANDS)

       Secured Bank Credit Facility (matures July 31, 2002)................     $   30,000       $    30,500
                                                                                =============    =============


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

       Effective January 1, 2001, the borrowing base established by the banks was increased from $50 million to $55 million, with no monthly commitment reductions.

       All outstanding balances on the credit facility may be designated, at the Company's option, as either "Base Rate Loans" or "Eurodollar Loans" (as defined in the loan agreement), provided that not more than two Eurodollar traunches may be outstanding at any time. Base Rate Loans bear interest at the fluctuating Base Rate plus a Base Rate Margin ranging from 0% to 3/8% per annum, depending on levels of outstanding advances and letters of credit. Prior to July 1, 2000, Eurodollar Loans bore interest at the LIBOR rate plus a Eurodollar Margin ranging from 1.75% to 2.5% per annum. Effective July 1, 2000, the Eurodollar Margins were reduced by .5% and presently range from 1.25% to 2.0%. At December 31, 2000, the Company's indebtedness under the credit facility consisted of $30 million of Eurodollar Loans at a rate of 8.4%.

       In addition, the Company pays the banks a commitment fee equal to 1/4% per annum on the unused portion of the revolving loan commitment. Interest on the revolving loan and commitment fees are payable quarterly, and all outstanding principal and interest will be due July 31, 2002.

       The loan agreement contains financial covenants that are computed quarterly and require the Company to maintain minimum levels of working capital, cash flow and net tangible assets. The Company was in compliance with all of the financial and non-financial covenants at December 31, 2000.

                          CLAYTON WILLIAMS ENERGY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.     INCOME TAXES

       Prior to 2000, the Company's deferred tax assets exceeded its deferred tax liabilities due primarily to the existence of tax loss carryforwards available to offset future taxable income. Due to the uncertainty of realizing the related future benefits from such tax loss carryforwards, valuation allowances were recorded at each balance sheet date to the extent net deferred tax assets exceeded net deferred tax liabilities.

       During 2000, the Company's pre-tax income was sufficient to cause deferred tax liabilities to exceed deferred tax assets. Based upon current commodity prices and production volumes, as well as the availability of tax planning strategies (such as elective capitalization of intangible drilling costs), the Company presently believes that it is more likely than not that the Company will be able to utilize its cumulative tax loss carryforwards of $42.6 million before they expire (beginning in 2008). Accordingly, the Company reversed the valuation allowance provided at December 31, 1999 during the year ended December 31, 2000.

       Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities. The Company's net deferred tax liabilities at December 31, 2000 are recorded as a current asset of $601,000 and a non-current liability of $2,159,000. Significant components of net deferred tax liabilities at December 31, 2000 and December 31, 1999 are as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------------
                                                                              2000                 1999
                                                                       -----------------     -----------------
                                                                                   (IN THOUSANDS)
       Deferred tax assets:
           Tax loss carryforwards.................................     $        15,874       $        12,961
           Accrued stock-based compensation.......................                 327                  -
           Other..................................................                 897                   956
                                                                       -----------------     -----------------
                                                                                17,098                13,917
                                                                       -----------------     -----------------
       Deferred tax liabilities:
           Property and equipment.................................             (18,656)               (6,183)
                                                                       -----------------     -----------------
       Valuation allowance........................................                -                   (7,734)
                                                                       -----------------     -----------------
       Net deferred tax assets (liabilities)......................     $        (1,558)      $          -
                                                                       =================     =================

                          CLAYTON WILLIAMS ENERGY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


       All differences between the statutory income tax rates and the effective income tax rates for the years ended December 31, 1999 and 1998 were attributable to changes in valuation allowances. For the year ended December 31, 2000, the Company's effective income tax rate differed from the statutory federal income tax rate for the following reasons:

                                                                                     YEAR ENDED
                                                                                  DECEMBER 31, 2000
                                                                               ----------------------
                                                                                   (IN THOUSANDS)

       Income tax expense at statutory rate of 35%.........................     $           10,686
       Change in valuation allowance.......................................                 (7,149)
       Tax depletion in excess of basis....................................                   (965)
       Revision of previous tax estimates..................................                    114
       Other...............................................................                     31
                                                                                ---------------------
         Income tax expense................................................     $            2,717
                                                                                =====================
       Current.............................................................     $             -
       Deferred............................................................                  2,717
                                                                                ---------------------
         Income tax expense................................................     $            2,717
                                                                                =====================


       The Company derives an income tax benefit when employees and directors exercise options granted under the Company's stock compensation plans (see Note
6). Employee stock options that are classified as fixed stock options under APB 25 do not result in a charge against book income when the option price is equal to or greater than the market price at date of grant. Therefore, any tax benefit from the exercise of fixed stock options results in a permanent difference, which is recorded to additional paid-in capital when the tax benefit is realized. At December 31, 1999, $585,000 of tax benefits related to the exercise of fixed stock options was fully reserved by a valuation allowance. During the current period, the valuation allowance was reversed, and additional tax benefits totaling $574,000 were realized. Accordingly, the Company credited additional paid-in capital during the year ended December 31, 2000 for $1,159,000 related to the exercise of employee stock options.

5.     STOCKHOLDERS' EQUITY

       In January 1997, the Company repurchased 95,000 shares of its common stock on the open market at a cost of $1,520,000. These shares were classified as treasury stock until they were cancelled in June 1998. The cost of the cancelled shares was reclassified as a reduction in common stock and additional paid-in capital.

6.     STOCK COMPENSATION PLANS

       1993 PLAN
       In September 2000, the Company's stockholders authorized an increase in the number of shares reserved for issuance under the 1993 Stock Compensation Plan ("1993 Plan") from 898,200 to 1,798,200. The 1993 Plan provides for the issuance of nonqualified stock options with an exercise price which is not less than the market value of the Company's common stock on the date of grant. All options granted through December 31, 2000 expire 10 years from the date of grant and become exercisable based on varying vesting schedules.

                          CLAYTON WILLIAMS ENERGY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       The following table reflects activity in the 1993 Plan for 2000, 1999 and 1998.

                                    2000                   1999                       1998
                          ---------------------     ---------------------     ----------------------
                                         WEIGHTED                 WEIGHTED                  WEIGHTED
                                         AVERAGE                   AVERAGE                   AVERAGE
                           SHARES         PRICE       SHARES       PRICE      SHARES         PRICE
Beginning of year         526,165      $   9.03     722,052      $ 11.23     632,269      $  10.99
     Granted (a) .          2,059      $  14.50     304,870      $  5.50     110,168      $  11.61
     Exercised ...        (59,499)     $   3.11    (188,200)     $  3.55     (12,305)     $   2.39
     Forfeited ...         (2,885)     $   5.50     (18,668)     $ 10.85      (8,080)     $  11.69
     Cancelled (b)           --              --    (293,889)     $ 14.15        --         --
                        ---------                  --------                 --------
End of year ......        465,840      $   9.83     526,165      $  9.03     722,052      $  11.23
                        =========                  ========                 ========
Exercisable ......        356,122      $  11.11     254,204      $ 11.02     261,089      $   7.72
                        =========                  ========                 ========
Issuable .........      1,049,155                   148,329                  140,642
                        =========                  ========                 ========

--------------
(a) In addition to the reissuances described in Note (b), the Company granted new options as follows: 2000 - 2,059 shares at $14.50 per share; 1999 - 9,981 shares at $5.50 per share and 1,000 shares at $6.00 per share; and 1998 - 102,168 shares at $11.69 per share, 3,000 shares at $9.06 per share, and 5,000 shares at $11.50 per share.

(b) In 1999, the Company exchanged options to purchase 293,889 shares, which were originally granted in 1997 and 1998 at a weighted average price of $14.15 per share, for an equal number of options at a price of $5.50 per share.

       In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") to APB 25 which required a change in the classification of 233,141 stock options repriced by the Company in April 1999 from fixed stock options to variable stock options. Pursuant to FIN 44, the Company is required to recognize compensation expense on the repriced options to the extent that the quoted market value of the Company's common stock at the end of each period after July 1, 2000 exceeds the amended option price ($5.50 per share), except that options vested as of July 1, 2000 must recognize compensation expense only to the extent that the quoted market value exceeds the market value on that date ($31.94 per share). The Company's closing market price at December 31, 2000 was $27.00. Accordingly, the Company made a non-cash provision for stock-based employee compensation of $937,000 for the six months ended December 31, 2000. As the repriced options are exercised, the cumulative amount of accrued compensation expense will be credited to additional paid-in capital. Since this provision is based on changes in the quoted market value of the Company's common stock, the Company's future results of operations may be subject to significant volatility.

       The following pro forma information, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), presents net income and earnings per share information as if the stock options issued since December 31, 1994 were accounted for using the fair value method. The fair value of stock options issued for each year was estimated at the date of grant using the Black-Scholes option pricing model. Valuation assumptions for option grants in 2000, 1999 and 1998 included the following: risk-free interest rates of 5.5%, 5.5% and 5.2%; no dividends over the option term; stock price volatility factors of .74, .74 and
 .55, respectively, and a life expectancy of each option of seven years.

                          CLAYTON WILLIAMS ENERGY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       The SFAS 123 pro forma information is as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------
                                                                    2000           1999           1998
                                                                -----------     ----------     -----------
       Net income (loss)....................................    $   27,703      $   9,613      $  (30,172)
                                                                ===========     ==========     ===========
       Net income (loss) per diluted share..................    $     2.90      $    1.05      $   (3.39)
                                                                ===========     ==========     ===========

       DIRECTORS PLAN
       The Company has reserved 86,300 shares of common stock for issuance under the Outside Directors Stock Option Plan ("Directors Plan"). Since inception of the Directors Plan, the Company has issued options covering 24,000 shares of common stock (3,000 per year from 1993 through 2000) at option prices ranging from $3.25 to $18.50 per share. All options expire seven to 10 years from date of grant and are fully exercisable upon issuance. At December 31, 2000, options to purchase 13,000 shares were outstanding, and 62,300 shares remain available for future grants.

       BONUS INCENTIVE PLAN
       The Company has reserved 115,500 shares of common stock for issuance under the Bonus Incentive Plan. The plan provides that the Board of Directors each year may award bonuses in cash, common stock of the Company, or a combination thereof. At December 31, 2000, 106,190 shares remain available for issuance under this plan.

       STOCK COMPENSATION PLANS
       The Company has a compensation plan which permits the Company to pay all or part of selected executives' salaries in shares of common stock in lieu of cash. The Company reserved an aggregate of 500,000 shares of common stock for issuance under this plan. During 2000, 1999 and 1998, the Company issued 11,811, 36,919 and 28,789 shares, respectively, of common stock to one officer in lieu of cash compensation aggregating $231,000, $264,000 and $278,000, respectively. The amounts of such compensation are included in general and administrative expense in the accompanying consolidated financial statements.

       401(k) PLAN
       Employees who have met certain age and length of employment requirements are eligible to participate in a 401(k) plan sponsored by the Company. Participants may contribute up to 15% of pretax annual compensation to the plan, and the Company may, in its sole discretion, provide a matching contribution equal to a percentage of the participants' contributions. Participants become vested in the Company's contributions at a rate of 25% per year. The plan permits the Company to make its matching contributions in common stock of the Company. During 2000, 1999 and 1998, the Company contributed $189,000, $0, and $107,000, respectively, in market value of common stock to the 401(k) plan.

7.     TRANSACTIONS WITH AFFILIATES

       During the periods presented, the Company and various entities controlled by the Company's principal stockholder provided certain general and administrative services to one another. General and administrative expenses in the accompanying financial statements are net of charges by the Company to affiliates for services aggregating $665,000, $788,000 and $664,000 for the years ended December 31, 2000, 1999 and 1998, respectively, and include charges to the Company by affiliates for rents and services aggregating $172,000, $259,000 and $102,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company believes that all related party transactions are on terms no less favorable than those available from unrelated third parties.

                          CLAYTON WILLIAMS ENERGY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       Accounts receivable from affiliates and accounts payable to affiliates include, among other things, amounts for charges whereby the Company is the operator of certain wells in which affiliates own an interest. These charges are on terms which are consistent with the terms offered to unaffiliated third parties which own interests in wells operated by the Company.

8.     COMMITMENTS AND CONTINGENCIES

       LEASES
       The Company leases office space from affiliates and nonaffiliates under noncancelable operating leases. Rental expense pursuant to the office leases amounted to $400,000, $408,000 and $345,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

       Future minimum payments under noncancelable leases at December 31, 2000, are as follows:

                                                                                            OPERATING
                                                                                              LEASES
                                                                                        -----------------
                                                                                          (IN THOUSANDS)
       2001.........................................................................    $         687
       2002.........................................................................              309
       2003.........................................................................              163
       Thereafter...................................................................               79
                                                                                        ------------------
              Total minimum lease payments..........................................    $       1,238
                                                                                        ==================

       LEGAL PROCEEDINGS
       The Company is a defendant in a suit filed in October 1995 styled THE STATE OF TEXAS, ET AL V. UNION PACIFIC RESOURCES COMPANY ET AL, which case is presently pending in Lee County, Texas. The suit attempts to establish a class action consisting of unidentified royalty and working interest owners throughout the State of Texas. Among other things, the plaintiffs are seeking actual and exemplary damages for alleged violation of various statutes relating to common carriers and common purchasers of crude oil including discrimination in the purchase of oil by giving preferential treatment to defendants' own oil and conspiring to keep the posted price or sales price of oil below market value. A general denial has been filed. The Company is neither a common purchaser nor common carrier of oil. The plaintiffs have not undertaken any actions to prosecute this case since January 1996. Lead counsel for the plaintiffs withdrew from the case in 1996, and counsel for the individual named plaintiffs filed a Motion to Withdraw from the case in 1998. There has been no effort by the plaintiffs to have this case certified as a class since January 1996. Management of the Company believes there is no merit to the allegations as they relate to the Company or its operations.

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

       OTHER
       In November 1999, the Company guaranteed loans from a bank to certain employees of the Company, including one officer, in the aggregate amount of $834,000, the proceeds from which were used to finance the exercise of stock options granted under the 1993 Plan. During 2000, all employees other than the officer repaid their respective loans. The Company was contingently liable under this guarantee for $724,000 at December 31, 2000.

                          CLAYTON WILLIAMS ENERGY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.     FINANCIAL INSTRUMENTS

       At December 31, 2000, the Company was a party to certain fixed-price contracts, consisting of commodity swaps and collars, which had no carrying value in the accompanying consolidated balance sheet. Had these derivatives been recorded at their estimated fair market value, the Company would have reported a current liability of $376,000 at December 31, 2000.

       Cash and cash equivalents, receivables, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments. Long-term debt was estimated to have a fair value approximating the carrying amount since the stated interest rate is generally market sensitive.

10.    DERIVATIVES

       DESCRIPTION OF CONTRACTS
       From time to time, the Company utilizes fixed-price contracts, consisting of swaps and collars, to reduce its exposure to unfavorable changes in oil and natural gas prices. Since the Company's hedging objective is to optimize the price received for its oil and natural gas production, the Company enters into fixed-price contracts only when management of the Company believes that the quoted market prices for such commodities are likely to experience a sustained decline from current levels. When using swaps to hedge oil and natural gas production, the Company receives a fixed price for the respective commodity and pays a floating market price as defined in each contract (generally NYMEX futures prices), resulting in a net amount due to or from the counterparty. Collars contain a fixed floor price (put) and ceiling price (call). If the market price for the respective commodity exceeds the call strike price or falls below the put strike price, then the Company receives the fixed price and pays the market price. If the market price is between the call and the put strike prices, then no payments are due from either party.

       At December 31, 2000, the Company had open positions in the following fixed-price contracts:

         o Fixed-price oil swaps covering 34,000 barrels from April 2001 through October 2001 at an average price of $20.77 per barrel (ranging from a high of $21.55 in April 2001 to a low of $20.03 in October 2001).

         o Fixed-price oil collars covering 17,000 barrels from January 2001 through March 2001 at an average floor price of $20.66 per barrel and an average ceiling price of $23.81 per barrel.

       In addition, the Company had closed positions at December 31, 2000 in certain fixed-price oil swaps covering 687,000 barrels from January 2001 through December 2001 at an average price of $29.14 per barrel. These contracts were terminated in 2000 at an average price of $29.45 per barrel, resulting in an aggregate loss of $213,000. This loss was deferred at December 31, 2000 and will be recorded as a reduction in oil and gas revenues during the periods that correlate to the hedged production months.

       Subsequent to December 31, 2000, the Company entered into a fixed-price gas swap covering 940,000 MMBtu from February 2001 through April 2001 at an average price of $8.19 per MMBtu. The Company's position for February 2001 and March 2001 covering 650,000 MMBtu was terminated prior to maturity at an aggregate gain of $1.6 million. This gain will be recorded in oil and gas revenues during the periods that correlate to the hedged production months.

       In December 2000, the Company also entered into a speculative, fixed-price oil swap covering 10,000 barrels for the months of February 2001 and March 2001, whereby the Company agreed to pay an

                          CLAYTON WILLIAMS ENERGY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

average fixed price of $26.02 and receive the floating price. This contract is deemed to be a speculative investment, not a hedging transaction.

       ACCOUNTING
       Through December 31, 2000, the Company has accounted for fixed-price contracts as hedging activities, and accordingly, has recorded the profit or loss from contract settlements as oil and gas revenues in the period the hedged production was sold. Included in oil and gas revenues are net losses totaling $1,121,000 in 2000 (comprised of losses of $1,711,000, partially offset by gains of $590,000), losses totaling $310,000 in 1999, and net gains totaling $9,871,000 in 1998 (comprised of gains of $10,024,000, partially offset by losses of $153,000).

       Effective January 1, 2001, the Company adopted SFAS 133 which established new accounting and reporting requirements for derivative instruments and hedging activities. SFAS 133 requires that all derivative instruments be recognized as assets or liabilities in the balance sheet, measured at fair value. The accounting for changes in the fair value of a derivative depends on both the intended purpose and the formal designation of the derivative. Designation is established at the inception of a derivative, but subsequent changes to the designation are permitted. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS 133, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings, as is the time value component of fixed-price collars. Changes in fair value of derivative instruments which are not designated as cash flow hedges or do not meet the effectiveness guidelines of SFAS 133 are recorded in earnings as the changes occur.

       The Company designated the fixed-price oil swap covering 34,000 barrels as a cash flow hedge under SFAS 133, but elected not to designate any other derivatives at January 1, 2001 as cash flow hedges because of their relative short maturity or their terminated status. Upon adoption of SFAS 133 on January 1, 2001, the Company recorded a current liability of $376,000 attributable to the fair value of all fixed-price contracts held at that date, a credit to other comprehensive income of $83,000 (net of tax), an after-tax charge to earnings for the cumulative effect of an accounting change of $161,000, and a current asset of $132,000 related to the deferred tax benefit from the recorded loss. Most of the charge to earnings relates to the after-tax present value of the $213,000 deferred loss on early termination of a fixed-price oil swap.

11.    IMPAIRMENT OF PROPERTY AND EQUIPMENT

       The Company has recorded provisions for impairment under SFAS 121 of $0, $81,000 and $8,493,000 for the years 2000, 1999 and 1998, respectively. The 1998 provision was attributable to certain oil and gas properties in east central Texas, south Texas, the Texas Gulf Coast and Louisiana. The impairment was caused primarily by a decline in forecasted oil and gas prices. Fair market value of the impaired assets was estimated to be the present value of expected future cash flows at an appropriate discount rate. The provision for 1999 was related to certain minor value properties.

       The Company has also recorded provisions for impairment of unproved properties aggregating $4.3 million, $4 million and $8.4 million in 2000, 1999 and 1998, respectively, and have charged such impairments to exploration costs in the accompanying statements of operations.

                          CLAYTON WILLIAMS ENERGY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.    QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following table summarizes results for each of the four quarters in the years ended December 31, 2000 and 1999.

                                                      FIRST     SECOND      THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER     QUARTER      YEAR
                                                     -------    -------    -------     -------      ----
                                                               (IN THOUSANDS, EXCEPT PER SHARE)
YEAR ENDED DECEMBER 31, 2000:
       Total revenues..........................    $  20,221   $  26,687   $ 32,086   $ 30,838    $ 109,832
       Gross profit (a)........................    $  15,652   $  21,060   $ 25,106   $ 24,077    $  85,895
       Net income..............................    $   6,424   $  10,904   $  8,351   $  2,134    $  27,813
       Net income per common share (b):
           Basic...............................    $     .70   $    1.19   $    .90   $    .23    $    3.02
           Diluted.............................    $     .69   $    1.15   $    .87   $    .22    $    2.91

YEAR ENDED DECEMBER 31, 1999:
       Total revenues..........................    $   8,326   $  10,780   $ 13,736   $ 15,208    $  48,050
       Gross profit (a)........................    $   4,961   $   7,301   $  9,981   $ 11,487    $  33,730
       Net income (loss).......................    $    (185)  $   7,948   $  1,896   $  1,095    $  10,754
       Net income (loss) per common share (b):
           Basic...............................    $    (.02)   $    .89   $    .21   $    .12    $    1.19
           Diluted.............................    $    (.02)   $    .87   $    .20   $    .12    $    1.18

------------------
(a) Gross profit is computed by the sum of oil and gas sales plus natural gas services revenues less operating expenses. Operating expenses consist of lease operations and costs associated with natural gas services.

(b) The sum of the individual quarterly net income (loss) per share amounts may not agree to the total for the year due to each period's computation based on the weighted average number of common shares outstanding during each period.

13.    COSTS OF OIL AND GAS PROPERTIES

       The following table sets forth certain information with respect to costs incurred in connection with the Company's oil and gas producing activities.

                                                                         YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------------
                                                                2000               1999               1998
                                                          --------------    --------------     ---------------
                                                                             (IN THOUSANDS)
       Property acquisitions:
              Proved.................................     $         -       $          -       $        7,077
              Unproved...............................             11,131             3,221             10,602
       Developmental costs...........................             36,510             8,199              7,285
       Exploratory costs.............................             32,297             6,912             22,319
                                                          ---------------   ----------------   ---------------
              Total..................................     $       79,938    $       18,332     $       47,283
                                                          ===============   ================   ===============


                          CLAYTON WILLIAMS ENERGY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       The following table sets forth the capitalized costs for oil and gas properties.

                                                                                         DECEMBER 31,
                                                                               -------------------------------
                                                                                    2000              1999
                                                                                -------------    -------------
                                                                                        (IN THOUSANDS)
       Proved properties...................................................     $    481,348     $    431,311
       Unproved properties.................................................           20,194            5,520
                                                                                -------------    -------------
       Total capitalized costs.............................................          501,542          436,831
       Accumulated depreciation, depletion and
         amortization......................................................         (372,163)        (347,970)
                                                                                -------------    -------------
              Net capitalized costs........................................     $    129,379     $     88,861
                                                                                =============    =============


14.    OIL AND GAS RESERVE INFORMATION (UNAUDITED)

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

       The following table sets forth proved oil and gas reserves together with the changes therein (oil in MBbls, gas in MMcf, gas converted to MBOE at one MBbl per six MMcf).

                                                                    YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------------------------------------------
                                                 2000                         1999                           1998
                                     --------------------------       ----------------------       -------------------------
                                       OIL (A)    GAS     MBOE        OIL      GAS       MBOE       OIL      GAS       MBOE
Proved reserves
  Beginning of period .............   11,904    30,141    16,928     5,741    38,854    12,217     8,410    32,861    13,887
  Revisions (b) ...................      770    (2,406)      369     5,077       663     5,188      (744)   (3,248)   (1,285)
  Extensions and discoveries ......    2,623     8,620     4,059     3,239     9,306     4,790       254     8,768     1,716
  Sales of minerals-in-place ......     --        --        --        (277)  (13,835)   (2,583)     --        --        --
  Purchases of minerals-in-place ..     --        --        --        --        --        --         349     5,306     1,233
  Production ......................   (2,386)   (8,047)   (3,727)   (1,876)   (4,847)   (2,684)   (2,528)   (4,833)   (3,334)
                                      ------    ------    ------    ------    ------    ------     -----    ------    ------
  End of period ...................   12,911    28,308    17,629    11,904    30,141    16,928     5,741    38,854    12,217
                                      ======    ======    ======    ======    ======    ======     =====    ======    ======
Proved developed reserves
  Beginning of period .............    9,028    26,960    13,521     5,504    32,215    10,873     7,826    27,392    12,392
                                      ======    ======    ======     =====    ======    ======     =====    ======    ======

  End of period ...................   10,565    26,278    14,945     9,028    26,960    13,521     5,504    32,215    10,873
                                      ======    ======    ======     =====    ======    ======     =====    ======    ======

------------
(a) Revisions and ending balance for 2000 include natural gas liquids.
(b) Effective December 31, 2000, the Company changed its method of estimating future natural gas production from a wet stream to a dry stream. This change resulted in an increase in natural gas liquids of 1,262 MBOE, a decrease in natural gas of 3,976 MMcf and an increase in oil equivalents of 599 MBOE.

                          CLAYTON WILLIAMS ENERGY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       The standardized measure of discounted future net cash flows relating to proved reserves was as follows:

                                                                            DECEMBER 31,
                                                             ----------------------------------------
                                                                2000          1999            1998
                                                             ----------    ----------      ----------
                                                                         (IN THOUSANDS)
Future cash inflows ....................................     $ 609,867      $ 369,584      $ 128,149
Future costs:
       Production ......................................      (135,919)       (76,507)       (43,647)
       Development .....................................       (27,336)       (24,861)        (9,999)
       Income taxes ....................................      (118,534)       (56,959)          --
                                                             ---------      ---------      ---------
Future net cash flows ..................................       328,078        211,257         74,503
10% discount factor ....................................       (96,014)       (59,615)       (22,442)
                                                             ---------      ---------      ---------
Standardized measure of discounted future net cash flows     $ 232,064      $ 151,642      $  52,061
                                                             =========      =========      =========


       Changes in the standardized measure of discounted future net cash flows relating to proved reserves were as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                            2000             1999         1998
                                                         ----------     ----------     ----------
                                                                       (IN THOUSANDS)
Standardized measure, beginning of period .............  $ 151,642      $  52,061      $  92,403
Net changes in sales prices, net of production costs ..     95,305         63,593        (31,210)
Revisions of quantity estimates .......................      6,289         58,821         (6,103)
Accretion of discount .................................     17,650          5,206          9,992
Changes in future development costs, including
 development costs incurred that reduced future
 development costs ....................................      7,007          1,850          8,415
Changes in timing and other ...........................     12,924         (7,348)        (2,758)
Net change in income taxes ............................    (50,533)       (24,858)         7,515
Extensions and discoveries ............................     83,266         46,892          7,165
Sales, net of production costs ........................    (91,486)       (33,144)       (37,695)
Sales of minerals-in-place ............................       --          (11,431)          --
Purchases of minerals-in-place ........................       --             --            4,337
                                                         ---------      ---------      ---------
Standardized measure, end of period ...................  $ 232,064      $ 151,642      $  52,061
                                                         =========      =========      =========

                                INDEX TO EXHIBITS


     EXHIBIT
      NUMBER                                   DESCRIPTION OF EXHIBIT
     --------       -------------------------------------------------------------------------------------------------------
      21.           Subsidiaries of the Registrant

      23.1          Consent of Arthur Andersen LLP

      23.2          Consent of Williamson Petroleum Consultants, Inc.

      24.1          Power of Attorney

      24.2          Certified copy of resolution of Board of Directors of Clayton Williams Energy, Inc. authorizing signature pursuant to Power of Attorney