Form 10-Q
period 2001-03-31
CLAYTON WILLIAMS ENERGY INC /DE
filed 2001-05-15
CIK 880115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X]    Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       or

         [_]    Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
             For the transition period from __________ to __________

                           COMMISSION FILE NO. 0-20838

                          CLAYTON WILLIAMS ENERGY, INC.
                       -----------------------------------
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                    75-2396863
 -----------------------------                -----------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification Number)


6 DESTA DRIVE, SUITE 6500, MIDLAND, TEXAS                    79705-5510
--------------------------------------------         ---------------------------
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

                            Yes [X]              No [_]

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 9, 2001.....9,271,331.

                          CLAYTON WILLIAMS ENERGY, INC.
                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS                                                                          PAGE

         Consolidated Balance Sheets as of March 31, 2001
           and December 31, 2000.....................................................................     3

         Consolidated Statements of Operations for the three months
           ended March 31, 2001 and 2000.............................................................     4

         Consolidated Statement of Stockholders' Equity for the three months
           ended March 31, 2001......................................................................     5

         Consolidated Statements of Cash Flows for the three months
           ended March 31, 2001 and 2000.............................................................     6

         Notes to Consolidated Financial Statements..................................................     7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

           Condition and Results of Operations.......................................................    12


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS..................................    16



                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................................................    18

                          CLAYTON WILLIAMS ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                  MARCH 31,       DECEMBER 31,
                                                                                    2001              2000
                                                                                ------------      ------------
                                                                                (UNAUDITED)
 CURRENT ASSETS
     Cash and cash equivalents ..............................................   $      1,441      $      2,384
     Accounts receivable:
         Oil and gas sales ..................................................         14,503            15,534
         Joint interest and other, net ......................................          5,851             4,102
         Affiliates .........................................................             87               179
     Inventory ..............................................................          3,506             3,226
     Deferred income taxes ..................................................            566               601
     Prepaids and other .....................................................            322             2,246
                                                                                ------------      ------------
                                                                                      26,276            28,272
                                                                                ------------      ------------
PROPERTY AND EQUIPMENT
     Oil and gas properties, successful efforts method ......................        533,344           501,542
     Natural gas gathering and processing systems ...........................         13,533            13,302
     Other ..................................................................         10,934            10,572
                                                                                ------------      ------------
                                                                                     557,811           525,416
     Less accumulated depreciation, depletion, and amortization .............       (397,243)         (389,072)
                                                                                ------------      ------------
         Property and equipment, net ........................................        160,568           136,344
                                                                                ------------      ------------
OTHER ASSETS ................................................................            428               248
                                                                                ------------      ------------
                                                                                $    187,272      $    164,864
                                                                                ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable:

         Trade ..............................................................   $     40,109      $     33,622
         Oil and gas sales ..................................................         11,098             9,201
         Affiliates .........................................................          2,858             2,642
     Accrued liabilities and other ..........................................          1,234             1,463
     Fair value of fixed-price contracts ....................................            384              --
                                                                                ------------      ------------
                                                                                      55,683            46,928
                                                                                ------------      ------------
LONG-TERM DEBT ..............................................................         40,100            30,000
                                                                                ------------      ------------
OTHER LIABILITIES
     Deferred income taxes ..................................................          3,202             2,159
     Fair value of fixed-price contracts ....................................             46              --
                                                                                ------------      ------------
                                                                                       3,248             2,159
                                                                                ------------      ------------
STOCKHOLDERS' EQUITY
     Preferred stock, par value $.10 per share; authorized - 3,000,000
      shares; issued and outstanding - none .................................           --                --
     Common stock, par value $.10 per share; authorized - 30,000,000 shares; issued - 9,265,744 shares in 2001 and 9,254,352
      shares in 2000 ........................................................            926               925
     Additional paid-in capital .............................................         72,726            72,529
     Retained earnings ......................................................         14,581            12,323
     Accumulated other comprehensive income .................................              8              --
                                                                                ------------      ------------
                                                                                      88,241            85,777
                                                                                ------------      ------------
                                                                                $    187,272      $    164,864
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

                          CLAYTON WILLIAMS ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE)


                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                               ----------------------------
                                                                                 2001                2000
                                                                               --------            --------
REVENUES
     Oil and gas sales .....................................................   $ 33,096            $ 19,102
     Natural gas services ..................................................      2,851               1,119
                                                                               --------            --------
         Total revenues ....................................................     35,947              20,221
                                                                               --------            --------

COSTS AND EXPENSES
     Lease operations ......................................................      4,984               3,700
     Exploration:
         Abandonments and impairments ......................................      6,335               1,783
         Seismic and other .................................................      8,508                 976
     Natural gas services ..................................................      2,656                 869
     Depreciation, depletion and amortization ..............................      8,213               5,057
     General and administrative ............................................        960                 851
     Change in fair value of fixed-price contracts .........................        190                --
                                                                               --------            --------
         Total costs and expenses ..........................................     31,846              13,236
                                                                               --------            --------
         Operating income ..................................................      4,101               6,985
                                                                               --------            --------

OTHER INCOME (EXPENSE)
     Interest expense ......................................................       (554)               (611)
     Gain on sales of property and equipment ...............................         13                   4
     Other .................................................................         53                  46
                                                                               --------            --------
         Total other income (expense) ......................................       (488)               (561)
                                                                               --------            --------
Income before income taxes and cumulative effect of accounting change ......      3,613               6,424
Income tax expense .........................................................      1,191                --
                                                                               --------            --------
Income before cumulative effect of accounting change .......................      2,422               6,424
Cumulative effect of accounting change, net of tax .........................       (164)               --
                                                                               --------            --------
NET INCOME .................................................................   $  2,258            $  6,424
                                                                               ========            ========

Net income per common share:
Basic:
     Before cumulative effect of accounting change .........................   $    .26            $    .70
     Cumulative effect of accounting change ................................       (.02)               --
                                                                               --------            --------
     Net income ............................................................   $    .24            $    .70
                                                                               ========            ========
Diluted:
     Before cumulative effect of accounting change .........................   $    .26            $    .69
     Cumulative effect of accounting change ................................       (.02)               --
                                                                               --------            --------
     Net income ............................................................   $    .24            $    .69
                                                                               ========            ========

Weighted average common shares outstanding:

     Basic .................................................................      9,261               9,172
                                                                               ========            ========
     Diluted ...............................................................      9,516               9,373
                                                                               ========            ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                          ACCUMULATED
                                                         COMMON STOCK                                        OTHER           TOTAL
                                                     -------------------       ADDITIONAL                   COMPRE-         COMPRE-
                                                     NO. OF          PAR         PAID-IN      RETAINED      HENSIVE         HENSIVE
                                                     SHARES         VALUE        CAPITAL      EARNINGS       INCOME         INCOME
                                                     -------       -------       -------       -------       -------        -------
BALANCE,
  December 31, 2000 ..........................         9,254       $   925       $72,529       $12,323       $  --
      Net income .............................          --            --            --           2,258          --          $ 2,258
      Cumulative effect of
        accounting change ....................          --            --            --            --            (186)          (186)
      Change in fair value of
        fixed-price contracts ................          --            --            --            --             194            194
                                                                                                                            -------
         Total comprehensive
          income .............................                                                                              $ 2,266
                                                                                                                            =======
      Issuance of stock through
       compensation plans ....................            12             1           197          --            --
                                                     -------       -------       -------       -------       -------
BALANCE,
  March 31, 2001 .............................         9,266       $   926       $72,726       $14,581       $     8
                                                     =======       =======       =======       =======       =======



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    ---------------------------
                                                                                       2001             2000
                                                                                    ----------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income ..............................................................      $    2,258       $    6,424
     Adjustments to reconcile net income to cash provided by
       operating activities:
         Depreciation, depletion and amortization ............................           8,213            5,057
         Exploration costs ...................................................           6,335            1,783
         Gain on sales of property and equipment .............................             (13)              (4)
         Deferred income taxes ...............................................           1,191             --
         Stock-based employee compensation ...................................            (199)            --
         Change in fair value of fixed-price contracts .......................             190             --
         Cumulative effect of accounting change, net of tax ..................             164             --
         Other ...............................................................             111               59

     Changes in operating working capital:

         Accounts receivable .................................................            (626)          (2,292)
         Accounts payable ....................................................           4,815            3,231
         Other ...............................................................           1,638             (151)
                                                                                    ----------       ----------

              Net cash provided by operating activities ......................          24,077           14,107
                                                                                    ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment .....................................         (35,003)         (15,602)
     Proceeds from sales of property and equipment ...........................              29               10
     Other ...................................................................            (179)               2
                                                                                    ----------       ----------

              Net cash used in investing activities ..........................         (35,153)         (15,590)
                                                                                    ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term debt ............................................          10,100            1,500
     Proceeds from sale of common stock ......................................              33               17
                                                                                    ----------       ----------

              Net cash provided by financing activities ......................          10,133            1,517
                                                                                    ----------       ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................            (943)              34

CASH AND CASH EQUIVALENTS
     Beginning of period .....................................................           2,384            1,634
                                                                                    ----------       ----------

     End of period ...........................................................      $    1,441       $    1,668
                                                                                    ==========       ==========

SUPPLEMENTAL DISCLOSURES
     Cash paid for interest, net of amounts capitalized ......................      $      554       $      730
                                                                                    ==========       ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1.   NATURE OF OPERATIONS

     Clayton Williams Energy, Inc. (a Delaware corporation) and its subsidiaries (collectively, the "Company") is an independent oil and gas company engaged in the exploration for and development and production of oil and natural gas primarily in Texas, Louisiana, and New Mexico.

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

2.   PRESENTATION

     The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

     In the opinion of management, the Company's unaudited consolidated financial statements as of March 31, 2001 and for the interim periods ended March 31, 2001 and 2000 include all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation in accordance with generally accepted accounting principles. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2000 Form 10-K.

3.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                      MARCH 31,  DECEMBER 31,
                                                        2001        2000
                                                       -------    --------
                                                          (IN THOUSANDS)
Secured Bank Credit Facility
 (matures July 31, 2002) ..........................    $40,100    $30,000
                                                       =======    =======

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

     All outstanding balances on the credit facility may be designated, at the Company's option, as either "Base Rate Loans" or "Eurodollar Loans" (as defined in the loan agreement), provided that not more than two Eurodollar traunches may be outstanding at any time. Base Rate Loans bear interest at the fluctuating Base Rate plus a Base Rate Margin ranging from 0% to 3/8% per annum, depending on levels of outstanding advances and letters of credit. The Eurodollar Loans bear interest at the LIBOR rate plus a Eurodollar Margin ranging from 1.25% to 2.0%. At March 31, 2001, the Company's indebtedness under the credit facility consisted of $37 million of Eurodollar Loans at a rate of 6.8% and $3.1 million of base rate loans at a rate of 8.3%.

     In addition, the Company pays the banks a commitment fee equal to 1/4% per annum on the unused portion of the revolving loan commitment. Interest on the revolving loan and commitment fees are payable quarterly, and all outstanding principal and interest will be due July 31, 2002.

     The loan agreement contains financial covenants that are computed quarterly and require the Company to maintain minimum levels of working capital, cash flow and net tangible assets. The Company was in compliance with all of the financial and non-financial covenants at March 31, 2001 except for the working capital covenant which was amended through December 31, 2001 to permit the Company to be in compliance.

4.   STOCK COMPENSATION PLANS

     The Company has reserved 500,000 shares of common stock for issuance under the Executive Incentive Stock Compensation Plan, permitting the Company, at its discretion, to pay all or part of selected executives' salaries in shares of common stock in lieu of cash. During the three months ended March 31, 2001, the Company issued 2,419 shares of common stock to one officer in lieu of cash compensation aggregating $54,089, which is included in general and administrative expense in the accompanying consolidated financial statements. Subsequent to March 31, 2001, the Company issued an additional 2,056 shares to the same officer in lieu of cash compensation aggregating $38,910.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") which required a change in the classification of 233,141 stock options repriced by the Company in April 1999 from fixed stock options to variable stock options. Pursuant to FIN 44, the Company is required to recognize compensation expense on the repriced options to the extent that the quoted market value of the Company's common stock at the end of each period exceeds the amended option price ($5.50 per share), except that options vested as of July 1, 2000 must recognize compensation expense only to the extent that the quoted market value exceeds the market value on that date ($31.94 per share). The Company's closing market price at March 31, 2001 was $18.50. Accordingly, the Company recorded a non-cash credit for stock-based employee compensation of $199,000, which is included in general and administrative expense, for the quarter ended March 31, 2001. As the repriced options are exercised, the cumulative amount of accrued compensation expense will be credited to additional paid-in capital. Since this provision is based on changes in the quoted market value of the Company's common stock, the Company's future results of operations may be subject to significant volatility.

5.   DERIVATIVES

     From time to time, the Company utilizes fixed-price commodity swaps and collars (collectively "fixed-price contracts") to reduce its exposure to unfavorable changes in oil and natural gas prices. Since the Company's hedging objective is to optimize the price received for its oil and gas production, the Company generally enters into fixed-price contracts only when management of the Company believes that the quoted market prices for such commodities are likely to experience a sustained decline from then-current levels. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which established new accounting and reporting requirements for derivative instruments and hedging activities. SFAS 133 requires that all derivative instruments be recognized as assets or liabilities in the balance sheet, measured at fair value. The accounting for changes in the fair value of a derivative depends on both the intended purpose and the formal designation of the derivative. Designation is established at the inception of a derivative, but subsequent changes to the designation are permitted. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS 133, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings, as is the time value component of fixed-price collars. Changes in fair value of derivative instruments which are not designated as cash flow hedges or do not meet the effectiveness guidelines of SFAS 133 are recorded in earnings as the changes occur.

     Upon adoption of SFAS 133, the Company recorded liabilities aggregating $539,000 applicable to the fair value of all fixed-price contracts held by the Company as of January 1, 2001, resulting in a provision for the cumulative effect of accounting change of $164,000 (net of deferred taxes of $89,000), and a charge to accumulated other comprehensive income of $186,000 (net of deferred taxes of $100,000). These amounts included the Company's undivided 1% interest in an affiliated limited partnership.

     Included in oil and gas revenues for the three-month periods ended March 31, 2001 and 2000 are net gains from the settlement of fixed-price gas contracts totaling $1,739,000 (comprised of gains of $2,553,000, partially offset by losses of $814,000) and losses totaling $288,000, respectively.

6.   FINANCIAL INSTRUMENTS

     The fair values of fixed-price contracts as of March 31, 2001 and December 31, 2000 are set forth below. The associated carrying values of fixed-price contracts at March 31, 2001 are equal to their estimated fair values.

                                                                                                   MARCH 31,    DECEMBER 31,
                                                                                                     2001          2000
                                                                                                  ----------    ----------
                                                                                                        (IN THOUSANDS)

      Liabilities (assets):
           Oil swaps ...............................................................              $      627    $      376
           Gas swaps ...............................................................                    (197)          163
                                                                                                  ----------    ----------
              Net liabilities ......................................................              $      430    $      539
                                                                                                  ==========    ==========

7.   INCOME TAXES

     Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities. Significant components of net deferred tax liabilities at March 31, 2001 and December 31, 2000 are as follows:

                                                                                   MARCH 31,     DECEMBER 31,
                                                                                     2001            2000
                                                                                  -----------    -----------
                                                                                         (IN THOUSANDS)
      Deferred tax assets:
          Tax loss carryforwards ..............................................   $    17,913    $    15,874
          Accrued stock-based compensation ....................................           248            327
          Other ...............................................................         1,049            897
                                                                                  -----------    -----------
                                                                                       19,210         17,098
                                                                                  -----------    -----------
      Deferred tax liabilities:
          Property and equipment ..............................................       (21,846)       (18,656)
                                                                                  -----------    -----------

      Net deferred tax liabilities ............................................   $    (2,636)   $    (1,558)
                                                                                  ===========    ===========


     The Company's effective income tax rates for the three months ended March 31, 2001 and 2000 were different than the statutory federal income tax rate for the following reasons:


                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                        2001           2000
                                                                                     ----------     ----------
                                                                                           (IN THOUSANDS)
      Income tax expense at statutory rate of 35% ................................   $    1,265     $    2,248
      Tax depletion in excess of basis ...........................................          (74)          --
      Change in valuation allowance ..............................................         --           (2,248)
                                                                                     ----------     ----------
          Income tax expense .....................................................   $    1,191     $     --
                                                                                     ==========     ==========
      Current ....................................................................   $     --       $     --
      Deferred ...................................................................        1,191           --
                                                                                     ----------     ----------
          Income tax expense .....................................................   $    1,191     $     --
                                                                                     ==========     ==========


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

8.   STOCK REPURCHASE PROGRAM

     In July 2000, the Company's Board of Directors authorized the expenditure of up to $2 million for the repurchase of shares of the Company's common stock on the open market at times and prices deemed appropriate by the Company's management. This authorization expires in July 2002. To date, the Company has not repurchased any shares in connection with this authorization.

9.   SUBSEQUENT EVENT

     In May 2001, the Company committed to invest approximately $2.3 million as a limited partner in a partnership formed to purchase and operate two commercial office buildings in Midland, Texas, one of which is the location of the Company's corporate headquarters. An affiliate of Clayton W. Williams, the Company's chief executive officer and principal shareholder, will serve as general partner. Since the Company will not manage or control the operations of these buildings, the Company will apply the equity method of accounting for its investment in this limited partnership.

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

     The following discussion is intended to assist in understanding the Company's historical consolidated financial position at March 31, 2001 and results of operations and cash flows for the periods ended March 31, 2001 and 2000. This discussion should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2000 and the consolidated financial statements and notes thereto included in this Form 10-Q.

OVERVIEW

     A significant portion of the Company's proved oil and gas reserves are concentrated in the Cretaceous Trend (the "Trend") which extends from south Texas through east Texas, Louisiana and other southern states and includes the Austin Chalk, Buda and Georgetown formations. However, since 1997, the Company has become increasingly aggressive in generating and drilling exploratory prospects in other areas to reduce its dependence on Trend drilling for future production and reserve growth. Currently, 82% of the Company's planned capital expenditures for 2001 relate to exploration activities, as compared to actual exploratory expenditures of 63% in 2000. Exploratory prospects generally involve a higher degree of risk than developmental prospects but may also offer a higher reserve potential and rate of return on investment.

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

RESULTS OF OPERATIONS

       The following table sets forth certain operating information of the Company for the periods presented.

                                                                                    THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                     2001         2000
                                                                                 -----------   -----------
       OIL AND GAS PRODUCTION DATA (1):
              Oil (MBbls) .....................................................          548           549
              Natural gas liquids (MBbls) .....................................           52            45
              Gas (MMcf) ......................................................        2,205         1,201
              MBOE (2) ........................................................          968           794
       AVERAGE OIL AND GAS SALES PRICES (1)(3):
              Oil ($/Bbl) .....................................................  $     28.38   $     28.11
              Natural gas liquids ($/Bbl) .....................................  $     22.85   $     20.98
              Gas ($/Mcf) .....................................................  $      7.38   $      2.06
       OIL AND GAS COSTS ($/BOE PRODUCED):
              Lease operating expenses ........................................  $      5.15   $      4.66
              Oil and gas depletion ...........................................  $      8.18   $      6.10
       NET WELLS DRILLED (4):
              Exploratory Wells ...............................................          5.5           1.2
              Developmental Wells .............................................         12.3          12.1

(1) Prior to 2001, the Company reported its natural gas production on a wet stream basis, whereby the Btu content of natural gas liquids was included with natural gas. Effective January 1, 2001, the Company began reporting its natural gas production on a dry stream basis and reporting the production of natural gas liquids as a separate component. Data presented herein for 2000 has been restated to be comparable to the current method of reporting.
(2) Gas is converted to barrel of oil equivalents (BOE) at the ratio of six Mcf of gas to one Bbl of oil.
(3)  Includes effects of hedging transactions.
(4)  Excludes wells being drilled or completed at the end of each period.


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO MARCH 31, 2000

     REVENUES

     Oil and gas sales increased 73% from $19.1 million in 2000 to $33.1 million in 2001 due primarily to significant increases in natural gas prices and production. The Company's average gas prices increased 259%, while gas production increased 84%. Most of the increase in gas production was attributable to the Company's Cotton Valley Pinnacle Reef area.

     COSTS AND EXPENSES

     Lease operations expenses increased 35% from $3.7 million in 2000 to $5 million in 2001, while oil and gas production on a BOE basis increased 22%, resulting in an 11% increase in production costs on a BOE basis from $4.66 in 2000 to $5.15 in 2001. Substantially all of the increase in production costs on a BOE basis was attributable to the effects of higher oil and gas prices on production taxes.

     Exploration costs increased 429% from $2.8 million in 2000 to $14.8 million in 2001 due primarily to higher seismic costs and exploratory dry holes. Exploration costs for the first quarter of 2001 included the following:

o $8.5 million of seismic costs, of which $7.5 million relates to the one-time purchase of 3,400 square miles of 3-D seismic data in South Louisiana; and

o $5.9 million in dry hole costs, of which $2.8 million relates to the Big Red #1, a Cotton Valley Pinnacle Reef well, and $2.7 million relates to 2 gross (1.2 net) wells in the Sweetlake area and 1 gross (1.0 net) well in Plaquemines Parish in connection with the Company's exploration program in South Louisiana.

Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

     Depreciation, depletion and amortization expense increased 61% from $5.1 million in 2000 to $8.2 million in 2001 due primarily to a 34% increase in the average depletion rate, combined with a 22% increase in oil and gas production on a BOE basis. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The average depletion rate per BOE increased from $6.10 in 2000 to $8.18 in 2001.

     General and administrative ("G&A") expenses increased 13% from $851,000 in 2000 to $960,000 in 2001 due primarily to higher personnel costs during the current period attributable to increased levels of drilling and operating activities. G&A expenses during the first quarter of 2001 include a non-cash credit of $199,000 for stock-based employee compensation pursuant to the requirements of Financial Accounting Standards Board Interpretation No. 44 (see
Note 4 to the accompanying consolidated financial statements). No corresponding provision was required during the 2000 period. Since the amount of this non-cash provision or credit is based on the quoted market value of the Company's common stock, the Company's future results of operations may be subject to significant volatility.

     During the three months ended March 31, 2001, the Company recorded a provision for the fair value of fixed-price contracts of $190,000 pursuant to the requirements of SFAS 133 (see Note 5 to the accompanying consolidated financial statements). No corresponding provision was recorded during 2000.

     INTEREST EXPENSE AND OTHER

     Interest expense decreased 9% from $611,000 in 2000 to $554,000 in 2001 due primarily to a combination of lower interest rates and higher levels of capitalized interest, offset in part by higher average levels of indebtedness on the secured bank credit facility. The average daily principal balance outstanding on the credit facility during the current quarter was $34.6 million compared to $30.1 million in the 2000 period. The effective annual interest rate on bank debt, including bank fees, during the current quarter was 8.7% compared to 9.1% in the 2000 period. Capitalized interest for the current period was $198,000 compared to $69,000 in the 2000 period.

     INCOME TAXES

     During the quarter ended March 31, 2001, the Company recorded a provision for income taxes at an effective tax rate of 33%. No provision for income taxes was required during the 2000 period since the Company's net deferred tax assets were fully reserved by a valuation allowance.

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

     The following discussion sets forth the Company's current plans for capital expenditures in 2001 and the expected capital resources needed to finance such plans.

CAPITAL EXPENDITURES

     The Company presently plans to spend $96.8 million on exploration and development activities during 2001, of which $46.5 million has been incurred through March 31, 2001. The year 2001 estimates include $45.5 million in South Louisiana, $13.5 million in the Trend, $12.3 million in the Cotton Valley Pinnacle Reef area, $6.7 million in West Texas, $7 million in the Bossier Sand area in Texas, $4.6 million in South Texas, $3.5 million in Southeast New Mexico, and $3.7 million on various other projects. Approximately 82% of these planned expenditures apply to exploratory prospects, as compared to 63% in 2000. Exploratory prospects generally involve a higher degree of risk than development prospects, but may also offer a higher reserve potential and rate of return on investment.

     The Company may increase or decrease its planned activities for 2001, depending upon drilling results, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities.

CAPITAL RESOURCES

     GENERAL

     The Company believes that the combination of cash provided by operations and funds available under the credit facility will be adequate to fund the Company's operations and projected capital and exploratory expenditures during 2001. However, because future cash flows and availability of borrowings under the credit facility are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells and the Company's success in developing and producing new reserves, there can be no assurance that the Company's capital resources will be sufficient to sustain the Company's exploratory and development activities.

     WORKING CAPITAL AND CASH FLOW

     During the three months ended March 31, 2001, the Company generated cash flow from operating activities of $24.1 million, borrowed $10.1 million on the credit facility, and spent $35 million on capital expenditures.

     The Company's working capital deficit increased from $18.6 million at December 31, 2000 to $29.4 million at March 31, 2001 due primarily to a significant increase in drilling and exploration activities during the current quarter. Accordingly, accounts payable and accrued liabilities at March 31, 2001 related to drilling and exploration activities were significantly higher than December 31, 2000.

     The Company's working capital deficit generally is a function of its cash management process. The Company applies most of its available cash toward the repayment of the credit facility, which is classified as a non-current liability. As advances are made on the credit facility to pay current liabilities (including accrued drilling and exploration costs), the Company's working capital increases. Accordingly, the working capital covenant in the loan agreement permits the Company to include the amount of funds available on the credit facility as a current asset when computing the working capital ratio at any balance sheet date.

     CREDIT FACILITY

     The Credit Facility provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit. At March 31, 2001, the borrowing base was $55 million and the outstanding advances were $40.1 million. The borrowing base is subject to redetermination at any time, but at least semi-annually, and is made at the discretion of the banks. If the redetermined borrowing base is less than the amount of outstanding indebtedness, the Company will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement. The loan agreement contains financial covenants that are computed quarterly and require the Company to maintain minimum levels of working capital, cash flow and net tangible assets. The Company was in compliance with all of the financial and non-financial covenants at March 31, 2001 except for the working capital covenant which was amended through December 31, 2001 to permit the Company to be in compliance.

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

OIL AND GAS PRICES

     The Company's financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company. These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. It is impossible to predict future oil and gas prices with any degree of certainty. Sustained weakness in oil and gas prices may adversely affect the Company's financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that the Company can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can have an adverse affect on the Company's ability to obtain capital for its exploration and development activities. Similarly, any improvements in oil and gas prices can have a favorable impact on the Company's financial condition, results of operations and capital resources. Based on the Company's volume of oil and gas production for the three months ended March 31, 2001, a $1 change in the price per Bbl of oil and a $.50 change in the price per Mcf of gas would result in an aggregate change in annual gross revenues of approximately $6.8 million.

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

     The following summarizes information concerning the Company's net positions in open fixed-price contracts as of March 31, 2001, plus positions taken subsequent to March 31, 2001.

                                                                               OIL SWAPS                     GAS SWAPS
                                                                        -------------------------     -------------------------
                                                                                        AVERAGE                       AVERAGE
                                                                           BBLS          PRICE          MMBTU          PRICE
                                                                        ----------     ----------     ----------     ----------
     CONTRACT PERIOD:
         2nd Quarter 2001 .........................................         95,000     $    27.23        298,931     $     6.41
         3rd Quarter 2001 .........................................        255,000     $    28.07          8,931     $     3.62
         4th Quarter 2001 .........................................        124,000     $    27.70          8,931     $     3.62
         Thereafter through 2007 ..................................           --       $     --          130,896     $     3.41
                                                                        ----------                    ----------
                                                                           474,000     $    27.81        447,689     $     5.42
                                                                        ==========                    ==========


     In addition, the Company had closed positions at March 31, 2001 in certain fixed-price oil swaps covering 552,000 barrels from April 2001 through January 2002 at an average price of $28.62 per barrel. These contracts were terminated in 2000 at an average price of $29.45 per barrel, resulting in an aggregate loss of $455,000. This loss was deferred at March 31, 2001 and will be recorded as a reduction in oil and gas revenues during the periods that correlate to the hedged production months.

INTEREST RATES

     All of the Company's outstanding indebtedness at March 31, 2001 is subject to market rates of interest as determined from time to time by the banks pursuant to the secured bank credit facility. See "CAPITAL RESOURCES". The Company may designate borrowings under the credit facility as either "Base Rate Loans" or "Eurodollar Loans." Base Rate Loans bear interest at a fluctuating rate that is linked to the discount rates established by the Federal Reserve Board. Eurodollar Loans bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these interest rates can have an adverse impact on the Company's results of operations and cash flow. Although various financial instruments are available to hedge the effects of changes in interest rates, the Company has not considered the risk to be significant and has not entered into any interest rate hedging transactions. Based on the Company's outstanding indebtedness at March 31, 2001 of $40.1 million, a change in interest rates of 25 basis points would affect annual interest payments by approximately $100,000.

                           PART II. OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS

     EXHIBIT
     NUMBER                          DESCRIPTION
--------------      ---------------------------------------------------------
      10.1          Letter Agreement dated May 8, 2001 among Clayton Williams
                    Energy, Inc., Bank One, Texas, N.A., and Union Bank of
                    California, N.A.


       REPORTS ON FORM 8-K

     During the quarter ended March 31, 2001, the Company filed one Form 8-K dated March 7, 2001 to provide investors with information regarding (i) the Company's planned level of capital expenditures for the year ended December 31, 2001 and (ii) the current status of the Company's exploration and development activities by region.

                          CLAYTON WILLIAMS ENERGY, INC.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        CLAYTON WILLIAMS ENERGY, INC.



Date:    May 14, 2001         By:     /s/ L. Paul Latham
                                     ----------------------------------------
                                      L. Paul Latham
                                      Executive Vice President and Chief
                                       Operating Officer

Date:    May 14, 2001         By:     /s/ Mel G. Riggs
                                     ----------------------------------------
                                      Mel G. Riggs
                                      Senior Vice President and Chief Financial
                                       Officer