Form 10-Q
period 2001-06-30
CLAYTON WILLIAMS ENERGY INC /DE
filed 2001-08-09
CIK 880115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




          /XX/   Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                                       or



          /  /   Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    For the transition period from ___ to____

                           COMMISSION FILE NO. 0-20838

                          CLAYTON WILLIAMS ENERGY, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                     75-2396863
   -----------------------------                 -----------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                    Identification Number)


 6 DESTA DRIVE, SUITE 6500, MIDLAND, TEXAS                 79705-5510
-------------------------------------------           ---------------------
 (Address of principal executive offices)                 (Zip code)


       Registrant's Telephone Number, including area code: (915) 682-6324

                                 Not Applicable
              ---------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES    /XX/       NO  /  /

 NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 7, 2001...9,294,775.

================================================================================

                          CLAYTON WILLIAMS ENERGY, INC.
                                TABLE OF CONTENTS




                          PART I. FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS                                                                          Page
                                                                                                            ----

              Consolidated Balance Sheets as of June 30, 2001
                and December 31, 2000.....................................................................     3

              Consolidated Statements of Operations for the three months and six months
                ended June 30, 2001 and 2000..............................................................     4

              Consolidated Statement of Stockholders' Equity for the six months
                ended June 30, 2001.......................................................................     5

              Consolidated Statements of Cash Flows for the six months
                ended June 30, 2001 and 2000..............................................................     6

              Notes to Consolidated Financial Statements..................................................     7


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.......................................................    12

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS..................................    17



                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K............................................................    20



================================================================================

                          CLAYTON WILLIAMS ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                               JUNE 30,            DECEMBER 31,
                                                                                 2001                  2000
                                                                           ---------------       ---------------
                                                                              (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents.........................................    $        2,282        $        2,384
     Accounts receivable:
         Oil and gas sales.............................................            13,306                15,534
         Joint interest and other, net.................................             5,533                 4,102
         Affiliates....................................................               271                   179
     Inventory.........................................................             3,471                 3,226
     Deferred income taxes.............................................               482                   601
     Fair value of fixed-price contracts...............................               621                    -
     Prepaids and other................................................             2,023                 2,246
                                                                           ---------------       ---------------
                                                                                   27,989                28,272
                                                                           ---------------       ---------------
PROPERTY AND EQUIPMENT
     Oil and gas properties, successful efforts method.................           553,211               501,542
     Natural gas gathering and processing systems......................            13,640                13,302
     Other.............................................................            11,215                10,572
                                                                           ---------------       ---------------
                                                                                  578,066               525,416
     Less accumulated depreciation, depletion, and amortization........          (418,662)             (389,072)
                                                                           ---------------       ---------------
         Property and equipment, net...................................           159,404               136,344
                                                                           ---------------       ---------------
OTHER ASSETS
     Deferred income taxes.............................................             1,407                    -
     Investments and other.............................................             2,129                   248
                                                                           ---------------       ---------------
                                                                                    3,536                   248
                                                                           ---------------       ---------------
                                                                           $      190,929        $      164,864
                                                                           ===============       ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable:
         Trade.........................................................    $       42,591        $       33,622
         Oil and gas sales.............................................            11,791                 9,201
         Affiliates....................................................             2,377                 2,642
     Accrued liabilities and other.....................................             1,118                 1,463
     Fair value of fixed-price contracts...............................               703                    -
                                                                           ---------------       ---------------
                                                                                   58,580                46,928
                                                                           ---------------       ---------------
LONG-TERM DEBT.........................................................            51,700                30,000
                                                                           ---------------       ---------------
OTHER LIABILITIES
     Deferred income taxes.............................................                -                  2,159
     Fair value of fixed-price contracts...............................                31                    -
                                                                           ---------------       ---------------
                                                                                       31                 2,159
                                                                           ---------------       ---------------
STOCKHOLDERS' EQUITY
     Preferred stock, par value $.10 per share; authorized - 3,000,000
      shares; issued and outstanding - none............................               -                     -
     Common stock, par value $.10 per share; authorized - 30,000,000 shares; issued - 9,282,645 shares in 2001 and 9,254,352
      shares in 2000...................................................               928                   925
     Additional paid-in capital........................................            72,977                72,529
     Retained earnings.................................................             6,347                12,323
     Accumulated other comprehensive income............................               366                   -
                                                                           ---------------       ---------------
                                                                                   80,618                85,777
                                                                           ---------------       ---------------
                                                                           $      190,929        $      164,864
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

                          CLAYTON WILLIAMS ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               JUNE 30,                         JUNE 30,
                                                     -----------------------------    -----------------------------
                                                          2001           2000              2001           2000
                                                     -------------   -------------    -------------  --------------
REVENUES
     Oil and gas sales.............................  $     30,525    $     25,447     $     63,621   $      44,549
     Natural gas services..........................         2,678           1,240            5,529           2,359
                                                     -------------   -------------    -------------  --------------
         Total revenues............................        33,203          26,687           69,150          46,908
                                                     -------------   -------------    -------------  --------------

COSTS AND EXPENSES
     Lease operations..............................         5,210           4,469           10,194           8,169
     Exploration:
         Abandonments and impairments..............        13,006           1,484           19,341           3,267
         Seismic and other.........................         1,919           1,067           10,427           2,043
     Natural gas services..........................         1,841           1,158            4,497           2,027
     Depreciation, depletion and amortization......        11,088           6,892           19,301          11,949
     Impairment of property and equipment..........        10,353            -              10,353             -
     General and administrative....................         1,948           1,102            2,908           1,953
     Change in fair value of fixed-price contracts.            30            -                 220             -
                                                     -------------   -------------    -------------  --------------
         Total costs and expenses..................        45,395          16,172           77,241          29,408
                                                     -------------   -------------    -------------  --------------
         Operating income (loss)...................       (12,192)         10,515           (8,091)         17,500
                                                     -------------   -------------    -------------  --------------

OTHER INCOME (EXPENSE)
     Interest expense..............................          (685)           (644)          (1,239)         (1,255)
     Gain on sales of property and equipment.......             4           1,014               17           1,018
     Other                                                     89              19              142              65
                                                     -------------   -------------    -------------  --------------
         Total other income (expense)..............          (592)            389           (1,080)           (172)
                                                     -------------   -------------    -------------  --------------
Income (loss) before income taxes and cumulative
  effect of accounting change......................       (12,784)         10,904           (9,171)         17,328
Income tax benefit.................................         4,550              -             3,359              -
                                                     -------------   -------------    -------------  --------------
Income (loss) before cumulative effect of accounting
  change...........................................        (8,234)         10,904           (5,812)         17,328
Cumulative effect of accounting change, net of tax.            -               -              (164)             -
                                                     -------------   -------------    -------------  --------------
NET INCOME (LOSS)..................................  $     (8,234)   $     10,904     $     (5,976)  $      17,328
                                                     =============   =============    =============  ==============
Net income (loss) per common share:
Basic:
     Before cumulative effect of accounting change.  $       (.89)   $       1.19     $       (.62)  $        1.89
     Cumulative effect of accounting change........            -               -              (.02)             -
                                                     -------------   -------------    -------------  --------------
     Net income (loss).............................  $       (.89)   $       1.19     $       (.64)  $        1.89
                                                     =============   =============    =============  ==============
Diluted:
     Before cumulative effect of accounting change.  $       (.89)   $       1.15     $       (.62)  $        1.84
     Cumulative effect of accounting change........             -              -              (.02)             -
                                                     -------------   -------------    -------------  --------------
     Net income (loss).............................  $       (.89)   $       1.15     $       (.64)  $        1.84
                                                     =============   =============    =============  ==============

Weighted average common shares outstanding:

Basic .............................................         9,273           9,190           9,267            9,181
Diluted ...........................................         9,273           9,492           9,267            9,431


        The accompanying notes are an integral part of these consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                            COMMON                                            ACCUMULATED
                                            STOCK                                               OTHER             TOTAL
                                      -----------------      ADDITIONAL                         COMPRE-          COMPRE-
                                      NO. OF     PAR          PAID-IN         RETAINED          HENSIVE          HENSIVE
                                      SHARES    VALUE         CAPITAL         EARNINGS       INCOME (LOSS)    INCOME (LOSS)
                                      ------   --------     -----------      ----------      -------------    -------------
BALANCE,
  December 31, 2000.................   9,254   $    925     $    72,529      $   12,323       $        -
    Net loss........................      -          -                -          (5,976)               -        $   (5,976)
    Cumulative effect of
     accounting change.............       -          -                -               -              (186)            (186)
    Change in fair value of
     fixed-price contracts..........      -          -                -               -               552              552
       Total comprehensive                                                                                      -----------
        loss........................                                                                            $   (5,610)
                                                                                                                ===========
    Issuance of stock through
     compensation plans.............      29          3             448               -                -
                                      ------   --------     -----------      ----------       -----------
BALANCE,
  June 30, 2001.....................   9,283   $    928     $    72,977      $    6,347       $       366
                                      ======   ========     ===========      ==========       ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                  ------------------------------
                                                                                      2001              2000
                                                                                  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss).......................................................     $     (5,976)    $     17,328
     Adjustments to reconcile net income to cash provided by
       operating activities:
         Depreciation, depletion and amortization............................           19,301           11,949
         Impairment of proved properties.....................................           10,353               -
         Exploration costs...................................................           19,341            3,267
         Gain on sales of property and equipment.............................              (17)          (1,018)
         Deferred income taxes...............................................           (3,359)               -
         Stock-based employee compensation...................................             (261)               -
         Change in fair value of fixed-price contracts.......................              220                -
         Cumulative effect of accounting change, net of tax..................              164                -
         Other...............................................................              229              117

     Changes in operating working capital:
         Accounts receivable.................................................              705           (6,556)
         Accounts payable....................................................            7,767            6,692
         Other...............................................................              (37)            (999)
                                                                                  -------------    -------------

              Net cash provided by operating activities......................           48,430           30,780
                                                                                  -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment.....................................          (68,545)         (30,579)
     Proceeds from sales of property and equipment...........................               34            1,036
     Other...................................................................           (1,816)               3
                                                                                  -------------    -------------

              Net cash used in investing activities..........................          (70,327)         (29,540)
                                                                                  -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term debt............................................           21,700              500
     Proceeds from sale of common stock......................................               95               84
                                                                                  -------------    -------------

              Net cash provided by financing activities......................           21,795              584
                                                                                  -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................             (102)           1,824

CASH AND CASH EQUIVALENTS
     Beginning of period.....................................................            2,384            1,634
                                                                                  -------------    -------------

     End of period...........................................................     $      2,282     $      3,458
                                                                                  =============    =============

SUPPLEMENTAL DISCLOSURES
     Cash paid for interest, net of amounts capitalized......................     $      1,247     $      1,389
                                                                                  =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

                          CLAYTON WILLIAMS ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

       In the opinion of management, the Company's unaudited consolidated financial statements as of June 30, 2001 and for the interim periods ended June 30, 2001 and 2000 include all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

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

3.     LONG-TERM DEBT

       Long-term debt consists of the following:

                                                                               JUNE 30,          DECEMBER 31,
                                                                                 2001                2000
                                                                           ---------------     ---------------
                                                                                      (IN THOUSANDS)

       Secured Bank Credit Facility (matures July 31, 2004)..............  $       51,700      $       30,000
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

       Effective June 25, 2001, the borrowing base established by the banks was increased from $55 million to $75 million.

       All outstanding balances on the credit facility may be designated, at the Company's option, as either "Base Rate Loans" or "Eurodollar Loans" (as defined in the loan agreement), provided that not more than two Eurodollar traunches may be outstanding at any time. Base Rate Loans bear interest at the fluctuating Base Rate plus a Base Rate Margin ranging from 0% to 3/8% per annum, depending on levels of outstanding advances and letters of credit. The Eurodollar Loans bear interest at the LIBOR rate plus a Eurodollar Margin ranging from 1.25% to 2.0%. At June 30, 2001, the Company's indebtedness under the credit facility consisted of $50 million of Eurodollar Loans at a rate of 5.6% and $1.7 million of Base Rate Loans at a rate of 7%.

       In addition, the Company pays the banks a commitment fee equal to 1/4% per annum on the unused portion of the revolving loan commitment. Interest on the revolving loan and commitment fees are payable quarterly, and all outstanding principal and interest will be due July 31, 2004.

       The loan agreement contains financial covenants that are computed quarterly and require the Company to maintain minimum levels of working capital and cash flow. The Company was in compliance with all of the financial and non-financial covenants at June 30, 2001.

4.     STOCK COMPENSATION PLANS

       The Company has reserved 500,000 shares of common stock for issuance under the Executive Incentive Stock Compensation Plan, permitting the Company, at its discretion, to pay all or part of selected executives' salaries in shares of common stock in lieu of cash. During the six months ended June 30, 2001, the Company issued 5,485 shares of common stock to one officer in lieu of cash compensation aggregating $112,606, which is included in general and administrative expense in the accompanying consolidated financial statements. Subsequent to June 30, 2001, the Company issued an additional 2,413 shares to the same officer in lieu of cash compensation aggregating $39,215.

       In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") which required a change in the classification of 233,141 stock options repriced by the Company in April 1999 from fixed stock options to variable stock options. Pursuant to FIN 44, the Company is required to recognize compensation expense on the repriced options to the extent that the quoted market value of the Company's common stock at the end of each period exceeds the amended option price ($5.50 per share), except that options vested as of July 1, 2000 must recognize compensation expense only to the extent that the quoted market value exceeds the market value on that date ($31.94 per share). The Company's closing market price at June 30, 2001 was $16.95. Accordingly, the Company recorded a non-cash credit for stock-based employee compensation of $62,000, which is included in general and administrative expense, for the quarter ended June 30, 2001. As the repriced options are exercised, the cumulative amount of accrued compensation expense will be credited to additional paid-in capital. Since this provision is based on changes in the quoted market value of the Company's common stock, the Company's future results of operations may be subject to significant volatility.

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

       Oil and gas revenues for the six months ended June 30, 2001 include net gains from the settlement of fixed-price contracts totaling $1,905,000 (comprised of gains of $3,252,000, partially offset by losses of $1,347,000). For the six months ended June 30, 2000, oil and gas revenues include losses on fixed-price contracts totaling $804,000.

6.     FINANCIAL INSTRUMENTS

       The fair values of fixed-price contracts as of June 30, 2001 and December 31, 2000 are set forth below. The associated carrying values of fixed-price contracts at June 30, 2001 are equal to their estimated fair values.


                                                                                  JUNE 30,        DECEMBER 31,
                                                                                    2001              2000
                                                                                -------------    -------------
                                                                                        (IN THOUSANDS)
       Liabilities (assets):
           Oil swaps.......................................................     $      (52)      $       376
           Gas swaps.......................................................            101               163
                                                                                -------------    -------------
                Net liabilities............................................     $       49       $       539
                                                                                =============    =============

7.     INCOME TAXES

       Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities. Significant components of net deferred tax liabilities at June 30, 2001 and December 31, 2000 are as follows:

                                                                            JUNE 30,           DECEMBER 31,
                                                                              2001                 2000
                                                                       -----------------     -----------------
                                                                                   (IN THOUSANDS)
       Deferred tax assets:
           Tax loss carryforwards.................................     $        16,615       $        15,874
           Accrued stock-based compensation.......................                 210                   327
           Other..................................................                 972                   897
                                                                       -----------------     -----------------
                                                                                17,797                17,098
                                                                       -----------------     -----------------
       Deferred tax liabilities:
           Property and equipment.................................             (15,939)              (18,656)
                                                                       -----------------     -----------------

       Net deferred tax assets (liabilities)......................     $         1,858       $        (1,558)
                                                                       =================     =================


       The Company's effective income tax rates for the six months ended June 30, 2001 and 2000 were different than the statutory federal income tax rate for the following reasons:

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                       ---------------------------------------
                                                                              2001                 2000
                                                                       -----------------     -----------------
                                                                                   (IN THOUSANDS)

       Income tax expense (benefit) at statutory rate of 35%......     $        (3,210)      $         6,065
       Tax depletion in excess of basis...........................                (149)                  -
       Change in valuation allowance..............................                 -                  (6,065)
                                                                       -----------------     -----------------
         Income tax expense (benefit).............................     $        (3,359)      $           -
                                                                       =================     =================
       Current....................................................     $           -         $           -
       Deferred...................................................              (3,359)                  -
                                                                       -----------------     -----------------
         Income tax expense (benefit).............................     $        (3,359)      $           -
                                                                       =================     =================


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

8.     STOCK REPURCHASE PROGRAM

       In July 2000, the Company's Board of Directors authorized the expenditure of up to $2 million for the repurchase of shares of the Company's common stock on the open market at times and prices deemed appropriate by the Company's management. This authorization expires in July 2002. In July 2001, the Company repurchased 3,000 shares in connection with this authorization at a cost of $46,000.

9.     INVESTMENT

       In May 2001, the Company invested approximately $1.6 million as a limited partner in a partnership formed to purchase and operate two commercial office buildings in Midland, Texas, one of which is the location of the Company's corporate headquarters. In addition, the Company guaranteed up to $675,000 of partnership indebtedness. An affiliate of Clayton W. Williams, the Company's chief executive officer and principal shareholder, will serve as general partner. Since the Company does not manage or control the operations of these buildings, the Company utilizes the equity method of accounting for its investment in this limited partnership.

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

       The following discussion is intended to assist in understanding the Company's historical consolidated financial position at June 30, 2001 and results of operations and cash flows for the periods ended June 30, 2001 and 2000. This discussion should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2000 and the consolidated financial statements and notes thereto included in this Form 10-Q.


OVERVIEW

       A significant portion of the Company's proved oil and gas reserves are concentrated in the Cretaceous Trend (the "Trend") which extends from south Texas through east Texas, Louisiana and other southern states and includes the Austin Chalk, Buda and Georgetown formations. However, since 1997, the Company has become increasingly aggressive in generating and drilling exploratory prospects in other areas to reduce its dependence on Trend drilling for future production and reserve growth. Currently, 83% of the Company's planned capital expenditures for 2001 relate to exploration activities, as compared to actual exploratory expenditures of 63% in 2000. Exploratory prospects generally involve a higher degree of risk than developmental prospects but may also offer a higher reserve potential and rate of return on investment.

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

RESULTS OF OPERATIONS

       The following table sets forth certain operating information of the Company for the periods presented.

                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               JUNE 30,                    JUNE 30,
                                                     ---------------------------  ------------------------
                                                          2001           2000        2001        2000
                                                     -------------   -----------  ------------------------
       OIL AND GAS PRODUCTION DATA (1):
              Oil (MBbls)..........................         600           627          1,148        1,176
              Natural gas liquids (MBbls)..........          65            54            117           99
              Gas (MMcf)...........................       2,941         2,173          5,146        3,374
              MBOE (2).............................       1,155         1,043          2,123        1,837
       AVERAGE OIL AND GAS SALES PRICES (1)(3):
              Oil ($/Bbl)..........................    $  26.58     $   28.08      $   27.45    $   28.09
              Natural gas liquids ($/Bbl)..........    $  19.11     $   16.89      $   20.77    $   18.75
              Gas ($/Mcf)..........................    $   4.59     $    3.01      $    5.78    $    2.67
       OIL AND GAS COSTS ($/BOE PRODUCED):
              Lease operating expenses.............    $   4.51     $    4.28      $    4.80    $    4.45
              Oil and gas depletion................    $   9.37     $    6.35      $    8.83    $    6.24
       NET WELLS DRILLED (4):
              Exploratory Wells....................         7.8            .9           13.3          2.1
              Developmental Wells..................         5.3          10.6           17.6         22.7

----------
(1) Prior to 2001, the Company reported its natural gas production on a wet stream basis, whereby the Btu content of natural gas liquids was included with natural gas. Effective January 1, 2001, the Company began reporting its natural gas production on a dry stream basis and reporting the production of natural gas liquids as a separate component. Data presented herein for 2000 has been restated to be comparable to the current method of reporting.
(2) Gas is converted to barrel of oil equivalents (BOE) at the ratio of six Mcf of gas to one Bbl of oil.
(3)    Includes effects of hedging transactions.
(4)    Excludes wells being drilled or completed at the end of each period.


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000

       REVENUES

       Oil and gas sales increased 20% from $25.4 million in 2000 to $30.5 million in 2001 due primarily to significant increases in natural gas prices and production, offset in part by a decrease in oil prices and production. The Company's average gas prices increased 53%, while gas production increased 35%. Most of the increase in gas production was attributable to the Company's Cotton Valley Pinnacle Reef area.

       COSTS AND EXPENSES

       Lease operations expenses increased 16% from $4.5 million in 2000 to $5.2 million in 2001, while oil and gas production on a BOE basis increased 11%, resulting in a 5% increase in production costs on a BOE basis from $4.28 in 2000 to $4.51 in 2001.

       Exploration costs increased 473% from $2.6 million in 2000 to $14.9 million in 2001 due to the following:

    - $13 million in dry hole costs and unproved property impairments, including $9.1 million related to five prospects in Plaquemines Parish, Louisiana, $1.3 million related to the Company's Bossier Sands prospects in east central Texas, and $1.1 million related to certain prospects in South Texas; and

    - $1.9 million of seismic costs related primarily to the processing and interpretation of 3-D seismic data in South Louisiana.

Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

       Depreciation, depletion and amortization expense ("DD&A") increased 61% from $6.9 million in 2000 to $11.1 million in 2001 due primarily to a 48% increase in the average depletion rate, combined with an 11% increase in oil and gas production on a BOE basis. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The average depletion rate per BOE increased from $6.35 in 2000 to $9.37 in 2001 due primarily to the effects of lower product prices on reserve estimates. A portion of the increase is attributable to areas affected by the SFAS 121 provision for impairment discussed below.

       The Company recorded a provision for impairment of property and equipment of $10.4 million during the current period to adjust the carrying value of certain proven properties to their estimated market value in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets" ("SFAS 121"), as compared to no provision during the 2000 period. The prospects affected by the impairment are the Bossier Sands area, the Sweetlake area of South Louisiana and the South Texas area.

       General and administrative ("G&A") expenses increased 73% from $1.1 million in 2000 to $1.9 million in 2001 due primarily to higher personnel costs attributable to increased levels of drilling and operating activities, including bonuses paid during the current quarter to certain officers of the Company. G&A expenses during the second quarter of 2001 include a non-cash credit of $62,000 for stock-based employee compensation pursuant to the requirements of Financial Accounting Standards Board Interpretation No. 44 (see Note 4 to the accompanying consolidated financial statements). No corresponding provision was required during the 2000 period. Since the amount of this non-cash provision or credit is based on the quoted market value of the Company's common stock, the Company's future results of operations may be subject to significant volatility.

       INTEREST EXPENSE AND OTHER

       Interest expense increased 6% from $644,000 in 2000 to $685,000 in 2001 due primarily to higher average levels of indebtedness on the secured bank credit facility, offset in part by a combination of lower interest rates and higher levels of capitalized interest. The average daily principal balance outstanding on the credit facility during the current quarter was $46.9 million compared to $31.9 million in the 2000 period. The effective annual interest rate on bank debt, including bank fees, during the current quarter was 7.1% compared to 9.4% in the 2000 period. Capitalized interest for the current period was $161,000 compared to $99,000 in the 2000 period.

       During the second quarter of 2000, the Company sold 50% of its interests in a prospect in Duval County, Texas for $1 million, resulting in a gain of $1 million, compared to minimal gains recorded in the 2001 period.

       INCOME TAXES

       During the quarter ended June 30, 2001, the Company recorded a income tax benefit at an effective tax rate of 35.6%. No provision for income taxes was required during the 2000 period since the Company's net deferred tax assets were fully reserved by a valuation allowance.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000

       REVENUES

       Oil and gas sales increased 43% from $44.5 million in 2000 to $63.6 million in 2001 due primarily to significant increases in natural gas prices and production, offset in part by a decrease in oil prices and production. The Company's average gas prices increased 116%, while gas production increased 53%. Most of the increase in gas production was attributable to the Company's Cotton Valley Pinnacle Reef area.

       COSTS AND EXPENSES

       Lease operations expenses increased 24% from $8.2 million in 2000 to $10.2 million in 2001, while oil and gas production on a BOE basis increased 16%, resulting in an 8% increase in production costs on a BOE basis from $4.45 in 2000 to $4.80 in 2001.

       Exploration costs increased 462% from $5.3 million in 2000 to $29.8 million in 2001 due primarily to the following:

    - $19.4 million in dry hole costs and unproved property impairments, including $10.1 million related to five prospects in Plaquemines Parish, Louisiana, $2.8 million related to the Big Red #1, a Cotton Valley Reef well, $2.1 million related to certain prospects in the Sweetlake area, $1.4 million related to certain prospects in South Texas and $1.3 million related to the Company's Bossier Sands prospects in east central Texas; and

    - $10.4 million of seismic costs related primarily to the processing and interpretation of 3-D seismic data in South Louisiana.

Because the Company follows the successful efforts method of accounting, the Company's results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

       DD&A increased 62% from $11.9 million in 2000 to $19.3 million in 2001 due primarily to a 41% increase in the average depletion rate, combined with a 16% increase in oil and gas production on a BOE basis. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The average depletion rate per BOE increased from $6.24 in 2000 to $8.83 in 2001 due primarily to the effects of lower product prices on reserve estimates. A portion of the increase is attributable to areas affected by the SFAS 121 provision for impairment discussed below.

       The Company recorded a provision for impairment of property and equipment of $10.4 million during the current period to adjust the carrying value of certain proven properties to their estimated market value in accordance with SFAS 121, as compared to no provision during the 2000 period. The prospects affected by the impairment are the Bossier Sands area, the Sweetlake area of South Louisiana and the South Texas area.

       G&A expenses increased 45% from $2 million in 2000 to $2.9 million in 2001 due primarily to higher personnel costs attributable to increased levels of drilling and operating activities, including bonuses paid during the second quarter of 2001 to certain officers of the Company. G&A expenses during the six months ended June 30, 2001 include a non-cash credit of $261,000 for stock-based employee compensation pursuant to the requirements of Financial Accounting Standards Board Interpretation No. 44 (see Note 4 to the accompanying consolidated financial statements). No corresponding provision was required during the 2000 period. Since the amount of this non-cash provision or credit is based on the quoted market value of the Company's common stock, the Company's future results of operations may be subject to significant volatility.

       INTEREST EXPENSE AND OTHER

       Interest expense decreased 8% from $1.3 million in 2000 to $1.2 million in 2001 due primarily to a combination of lower interest rates and higher levels of capitalized interest, offset in part by higher average levels of indebtedness on the secured bank credit facility. The average daily principal balance outstanding on the credit facility during the current quarter was $40.8 million compared to $31 million in the 2000 period. The effective annual interest rate on bank debt, including bank fees, during the current quarter was 7.8% compared to 9.2% in the 2000 period. Capitalized interest for the current period was $359,000 compared to $169,000 in the 2000 period.

       During the second quarter of 2000, the Company sold 50% of its interests in a prospect in Duval County, Texas for $1 million, resulting in a gain of $1 million, compared to minimal gains recorded in the 2001 period.

       INCOME TAXES

       During the six month period ended June 30, 2001, the Company recorded a income tax benefit at an effective tax rate of 36.6%. No provision for income taxes was required during the 2000 period since the Company's net deferred tax assets were fully reserved by a valuation allowance.


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

CAPITAL EXPENDITURES

       The Company presently plans to spend $105.2 million on exploration and development activities during 2001, of which $81.2 million has been incurred through June 30, 2001. The year 2001 estimates include $44.3 million in South Louisiana, $22.5 million in the Cotton Valley Pinnacle Reef area, $13.9 million in the Trend, $8.3 million in the Bossier Sand area in Texas (most of which has been incurred as of June 30, 2001), $5.2 million in South Texas, $3.9 million in West Texas, $3.1 million in Southeast New Mexico, and $4 million on various other projects. Approximately 83% of these planned expenditures apply to exploratory prospects, as compared to 63% in 2000. Exploratory prospects generally involve a higher degree of risk than development prospects, but may also offer a higher reserve potential and rate of return on investment.

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

       WORKING CAPITAL AND CASH FLOW

       During the six months ended June 30, 2001, the Company generated cash flow from operating activities of $48.4 million, borrowed $21.7 million on the credit facility, and spent $70.3 million on capital expenditures and other investments.

       The Company's working capital deficit increased from $18.7 million at December 31, 2000 to $30.6 million at June 30, 2001 due primarily to a significant increase in drilling and exploration activities during the current period. Accordingly, accounts payable and accrued liabilities at June 30, 2001 related to drilling and exploration activities were significantly higher than December 31, 2000.

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

       CREDIT FACILITY

       The Credit Facility provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit. At June 30, 2001, the borrowing base was $75 million and the outstanding advances were $51.7 million. The borrowing base is subject to redetermination at any time, but at least semi-annually, and is made at the discretion of the banks. If the redetermined borrowing base is less than the amount of outstanding indebtedness, the Company will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement. The loan agreement contains financial covenants that are computed quarterly and require the Company to maintain minimum levels of working capital and cash flow. The Company was in compliance with all of the financial and non-financial covenants at June 30, 2001.


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

OIL AND GAS PRICES

       The Company's financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company. These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. It is impossible to predict future oil and gas prices with any degree of certainty. Sustained weakness in oil and gas prices may adversely affect the Company's financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that the Company can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can have an adverse affect on the Company's ability to obtain capital for its exploration and development activities. Similarly, any improvements in oil and gas prices can have a favorable impact on the Company's financial condition, results of operations and capital resources. Based on the Company's volume of oil and gas production for the six months ended June 30, 2001, a $1 change in the price per Bbl of oil and a $.50 change in the price per Mcf of gas would result in an aggregate change in annual gross revenues of approximately $7.7 million.

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

       The following summarizes information concerning the Company's net positions in open fixed-price contracts as of June 30, 2001, plus positions taken subsequent to June 30, 2001.


                                                             OIL SWAPS                    GAS SWAPS
                                                    -------------------------   --------------------------
                                                                    AVERAGE                      AVERAGE
                                                        BBLS         PRICE          MMBTU         PRICE
                                                    ------------  -----------   -------------   ----------
       CONTRACT PERIOD:
           3rd Quarter 2001....................         255,000   $   28.07          606,360    $   3.32
           4th Quarter 2001....................         124,000   $   27.70        1,666,360    $   3.64
           1st Quarter 2002....................              -    $     -          1,515,019    $   3.88
           2nd Quarter 2002....................              -    $     -          1,325,019    $   3.44
           Thereafter through 2007.............              -    $     -            860,346    $   3.51
                                                    ------------                -------------
                                                        379,000   $   27.95        5,973,104    $   3.60
                                                    ============                =============








       In addition, the Company had closed positions at June 30, 2001 in certain fixed-price oil swaps covering 367,000 barrels from July 2001 through January 2002 at an average price of $27.96 per barrel. These contracts were terminated in 2000 at a price of $29.45 per barrel, resulting in an aggregate loss of $548,000. This loss was deferred at June 30, 2001 and will be recorded as a reduction in oil and gas revenues during the periods that correlate to the hedged production months.

       The Company also has open positions in certain gas swaps covering the purchase of 420,000 MMBtu from July through December 2001 at an average price of $4.72 for resale to third parties at fixed prices on the swap price.

INTEREST RATES

       All of the Company's outstanding indebtedness at June 30, 2001 is subject to market rates of interest as determined from time to time by the banks pursuant to the secured bank credit facility. See "CAPITAL RESOURCES". The Company may designate borrowings under the credit facility as either "Base Rate Loans" or "Eurodollar Loans." Base Rate Loans bear interest at a fluctuating rate that is linked to the discount rates established by the Federal Reserve Board. Eurodollar Loans bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these interest rates can have an adverse impact on the Company's results of operations and cash flow. Although various financial instruments are available to hedge the effects of changes in interest rates, the Company has not considered the risk to be significant and has not entered into any interest rate hedging transactions. Based on the Company's outstanding indebtedness at June 30, 2001 of $51.7 million, a change in interest rates of 25 basis points would affect annual interest payments by approximately $129,000.

                           PART II. OTHER INFORMATION


ITEM 6 -      EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS


         EXHIBIT
         NUMBER                             DESCRIPTION
         -------     -----------------------------------------------------------

          10.1       Eighth Restated Loan Agreement dated June 25, 2001 among
                     Clayton Williams Energy, Inc., Warrior Gas Co., CWEI
                     Acquisitions, Inc., Bank One, NA, Union Bank of California,
                     N.A. and Bank of Scotland.


       REPORTS ON FORM 8-K

       During the quarter ended June 30, 2001, the Company filed the following Form 8-K's:

       - Form 8-K dated April 4, 2001 to provide public disclosure of certain financial and operating estimates in order to permit the preparation of models to forecast the Company's operating results for the quarter ending March 31, 2001 and the year ending December 31, 2001.

       - Form 8-K dated May 22, 2001 to provide public disclosure of certain financial and operating estimates in order to permit the preparation of models to forecast the Company's operating results for the quarter ending June 30, 2001 and the year ending December 31, 2001.

                          CLAYTON WILLIAMS ENERGY, INC.
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                       CLAYTON WILLIAMS ENERGY, INC.



Date:    August 8, 2001        By:     /s/ L. Paul Latham
                                       ----------------------------------------
                                       L. Paul Latham
                                       Executive Vice President and Chief
                                         Operating Officer





Date:    August 8, 2001        By:     /s/ Mel G. Riggs
                                       ----------------------------------------
                                       Mel G. Riggs
                                       Senior Vice President and Chief Financial
                                        Officer