Form 10-Q
period 2001-09-30
CLAYTON WILLIAMS ENERGY INC /DE
filed 2001-11-07
CIK 880115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

or

☐            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from________to________

Commission File No. 0-20838

CLAYTON WILLIAMS ENERGY, INC.

(Exact name of Registrant as specified in its charter)

Delaware	75-2396863
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

6 Desta Drive, Suite 6500, Midland, Texas	79705-5510
(Address of principal executive offices)	(Zip code)

(915) 682-6324
Registrant's Telephone Number, including area code:

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

Yes ☒     No     ☐

Number of shares of Common Stock outstanding as of November 5, 2001…..9,245,548.

CLAYTON WILLIAMS ENERGY, INC.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	September 30,	December 31,
	2001	2000
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$8,223	$2,384
Accounts receivable:
Oil and gas sales	9,962	15,534
Joint interest and other, net	4,370	4,102
Affiliates	400	179
Inventory	2,978	3,226
Deferred income taxes	343	601
Fair value of fixed-price contracts	7,391	-
Prepaids and other	939	2,246
	34,606	28,272
PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	559,408	501,542
Natural gas gathering and processing systems	14,371	13,302
Other	11,295	10,572
	585,074	525,416
Less accumulated depreciation, depletion and amortization	(431,936)	(389,072)
Property and equipment, net	153,138	136,344

OTHER ASSETS
Fair value of fixed-price contracts	525	-
Investments and other	2,061	248
	2,586	248
	$190,330	$164,864

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable:
Trade	$29,986	$33,622
Oil and gas sales	8,439	9,201
Affiliates	935	2,642
Accrued liabilities and other	724	1,463
	40,084	46,928

LONG-TERM DEBT	57,000	30,000

OTHER LIABILITIES
Deferred income taxes	3,200	2,159
Fair value of fixed-price contracts	752	-
	3,952	2,159
STOCKHOLDERS' EQUITY
Preferred stock, par value $.10 per share; authorized - 3,000,000 shares; issued and outstanding - none	-	-
Common stock, par value $.10 per share; authorized - 30,000,000 shares; issued - 9,268,413 shares in 2001 and 9,254,352 shares in 2000	927	925
Additional paid-in capital	72,822	72,529
Retained earnings	12,456	12,323
Accumulated other comprehensive income	3,089	-
	89,294	85,777
	$190,330	$164,864

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

(In thousands, except per share)

Three Months Ended

Nine Months Ended

	September 30,		September 30,
	2001	2000	2001	2000
REVENUES
Oil and gas sales	$23,044	$29,848	$86,665	$74,397
Natural gas services	1,683	2,238	7,212	4,597
Total revenues	24,727	32,086	93,877	78,994

COSTS AND EXPENSES
Lease operations	5,348	5,055	15,542	13,224
Exploration:
Abandonments and impairments	3,670	1,559	23,011	4,826
Seismic and other	1,275	1,808	11,702	3,851
Natural gas services	1,644	1,925	6,141	3,952
Depreciation, depletion and amortization	9,532	8,051	28,833	20,000
Impairment of property and equipment	5,018	-	15,371	-
General and administrative	1,773	3,308	4,681	5,261
Change in fair value of fixed-price contracts	(2,884)	-	(2,664)	-
Total costs and expenses	25,376	21,706	102,617	51,114

Operating income (loss)	(649)	10,380	(8,740)	27,880

OTHER INCOME (EXPENSE)
Interest expense	(911)	(560)	(2,150)	(1,815)
Gain on sales of property and equipment	10,756	-	10,773	1,018
Other	77	116	219	181
Total other income (expense)	9,922	(444)	8,842	(616)

Income before income taxes and cumulative effect of accounting change	9,273	9,936	102	27,264
Income tax expense (benefit)	3,164	1,585	(195)	1,585
Income before cumulative effect of accounting change	6,109	8,351	297	25,679
Cumulative effect of accounting change, net of tax	-	-	(164)	-
NET INCOME	$6,109	$8,351	$133	$25,679

Net income per common share:
Basic:
Before cumulative effect of accounting change	$.66	$.90	$.03	$2.79
Cumulative effect of accounting change	-	-	(.02)	-
Net income	$.66	$.90	$.01	$2.79
Diluted:
Before cumulative effect of accounting change	$.65	$.87	$.03	$2.70
Cumulative effect of accounting change	-	-	(.02)	-
Net income	$.65	$.87	$.01	$2.70

Weighted average common shares outstanding:
Basic	9,262	9,228	9,244	9,197
Diluted	9,403	9,599	9,448	9,526

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

					Accumulated
	Common				Other	Total
	Stock		Additional		Compre-	Compre-
	No. of	Par	Paid-In	Retained	hensive	hensive
	Shares	Value	Capital	Earnings	Income	Income
BALANCE,
December 31, 2000	9,254	$925	$72,529	$12,323	$-
Net income	-	-	-	133	-	$133
Cumulative effect of accounting change	-	-	-	-	(186)	(186)
Change in fair value of fixed-price contracts	-	-	-	-	3,275	3,275
Total comprehensive income						$3,222
Issuance of stock through compensation plans	46	5	664	-	-
Repurchase and cancellation of common stock	(32)	(3)	(371)	-	-
BALANCE,
September 30, 2001	9,268	$927	$72,822	$12,456	$3,089

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

Nine Months Ended

	September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$133	$25,679

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	28,833	20,000
Impairment of proved properties	15,371	-
Exploration costs	23,011	4,826
Gain on sales of property and equipment	(10,773)	(1,018)
Deferred income taxes	(195)	1,527
Stock-based employee compensation	(629)	2,221
Change in fair value of fixed-price contracts	(2,664)	-
Cumulative effect of accounting change, net of tax	164	-
Other	336	293

Changes in operating working capital:
Accounts receivable	5,083	(13,525)
Accounts payable	(4,353)	12,247
Other	1,545	(1,940)
Net cash provided by operating activities	55,862	50,310

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(91,094)	(47,148)
Proceeds from sales of property and equipment	16,106	1,064
Other	(1,811)	2
Net cash used in investing activities	(76,799)	(46,082)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	27,000	-
Repayments of long-term debt	-	(3,500)
Proceeds from sale of common stock	150	278
Repurchase and cancellation of common stock	(374)	-
Net cash provided by (used in) financing activities	26,776	(3,222)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,839	1,006

CASH AND CASH EQUIVALENTS
Beginning of period	2,384	1,634
End of period	$8,223	$2,640

SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$2,154	$1,957

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(Unaudited)

1.        Nature of Operations

Clayton Williams Energy, Inc. (a Delaware corporation) and its subsidiaries (collectively, the “Company”) is an independent oil and gas company engaged in the exploration for and development and production of oil and natural gas primarily in Texas, Louisiana, and New Mexico.

Substantially all of the Company’s oil and gas production is sold under short-term contracts which are market-sensitive.  Accordingly, the Company’s financial condition, results of operations, and capital resources are highly dependent upon prevailing market prices of, and demand for, oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company.  These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic.

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

In the opinion of management, the Company's unaudited consolidated financial statements as of September 30, 2001 and for the interim periods ended September 30, 2001 and 2000 include all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States.  These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10–Q pursuant to the rules and regulations of the Securities and Exchange Commission.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2000 Form 10-K.

3.        Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2001	2000
	(In thousands)
Secured Bank Credit Facility (matures July 31, 2004)	$57,000	$30,000

The Company’s secured bank credit facility provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit.  The borrowing base, which is based on the discounted present value of future net revenues from oil and gas production, is subject to redetermination at any time, but at least semi-annually in May and November, and is made at the discretion of the banks.  If, at any time, the redetermined borrowing base is less than the amount of outstanding indebtedness, the Company will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement.  Substantially all of the Company’s oil and gas properties are pledged to secure advances under the credit facility.

Presently, the borrowing base established by the banks is $75 million, and is scheduled to be redetermined in November 2001.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

All outstanding balances on the credit facility may be designated, at the Company's option, as either “Base Rate Loans” or “Eurodollar Loans” (as defined in the loan agreement), provided that not more than two Eurodollar traunches may be outstanding at any time.  Base Rate Loans bear interest at the fluctuating Base Rate plus a Base Rate Margin ranging from 0% to 3/8% per annum, depending on levels of outstanding advances and letters of credit.  The Eurodollar Loans bear interest at the LIBOR rate plus a Eurodollar Margin ranging from 1.25% to 2.0%.  At September 30, 2001, the Company's indebtedness under the credit facility consisted of $57 million of Eurodollar Loans at a rate of 4.6%.

In addition, the Company pays the banks a commitment fee equal to 1/4% per annum on the unused portion of the revolving loan commitment.  Interest on the revolving loan and commitment fees are payable quarterly, and all outstanding principal and interest will be due July 31, 2004.

The loan agreement contains financial covenants that are computed quarterly and require the Company to maintain minimum levels of working capital and cash flow.  The Company was in compliance with all of the financial and non-financial covenants at September 30, 2001.

4.        Stock Compensation Plans

The Company has reserved 500,000 shares of common stock for issuance under the Executive Incentive Stock Compensation Plan, permitting the Company, at its discretion, to pay all or part of selected executives' salaries in shares of common stock in lieu of cash.  During the nine months ended September 30, 2001, the Company issued 9,569 shares of common stock to one officer in lieu of cash compensation aggregating $171,429, which is included in general and administrative expense in the accompanying consolidated financial statements.  Subsequent to September 30, 2001, the Company issued an additional 3,678 shares to the same officer in lieu of cash compensation aggregating $39,190.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (“FIN 44”) to Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) which required a change in the classification of 233,141 stock options repriced by the Company in April 1999 from fixed stock options to variable stock options.  Pursuant to FIN 44, the Company is required to recognize compensation expense on the repriced options to the extent that the quoted market value of the Company’s common stock at the end of each period exceeds the amended option price ($5.50 per share), except that options vested as of July 1, 2000 must recognize compensation expense only to the extent that the quoted market value exceeds the market value on that date ($31.94 per share).  The Company’s closing market price at September 30, 2001 was $9.32.  Accordingly, the Company recorded a non-cash credit for stock-based employee compensation of $368,000, which is included in general and administrative expense, for the quarter ended September 30, 2001.  As the repriced options are exercised, the cumulative amount of accrued compensation expense will be credited to additional paid-in capital.  Since this provision is based on changes in the quoted market value of the Company’s common stock, the Company’s future results of operations may be subject to significant volatility.

5.        Derivatives

From time to time, the Company utilizes fixed-price commodity swaps and collars (collectively “fixed-price contracts”) to reduce its exposure to unfavorable changes in oil and natural gas prices. Since the Company’s hedging objective is to optimize the price received for its oil and gas production, the Company generally enters into fixed-price contracts only when management of the Company believes that the quoted market prices for such commodities are likely to experience a sustained decline from then-current levels.  Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which established new accounting and reporting requirements for derivative instruments and hedging activities.  SFAS 133 requires that all derivative instruments be recognized as assets or liabilities in the balance sheet, measured at fair value. The accounting for changes in the fair value of a derivative depends on both the intended purpose and the formal designation of the derivative.  Designation is established at the inception of a derivative, but subsequent changes to the designation are permitted.  For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS 133, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings.  Hedge effectiveness is measured at least quarterly based on relative changes in fair value between the derivative contract and the hedged item over time.  Any change in fair value resulting from ineffectiveness is recognized immediately in earnings, as is the time value component of fixed-price collars.  Changes in fair value of derivative instruments which are not designated as cash flow hedges or do not meet the effectiveness guidelines of SFAS 133 are recorded in earnings as the changes occur.

Upon adoption of SFAS 133, the Company recorded liabilities aggregating $539,000 applicable to the fair value of all fixed-price contracts held by the Company as of January 1, 2001, resulting in a provision for the cumulative effect of accounting change of $164,000 (net of deferred taxes of $89,000), and a charge to accumulated other comprehensive income of $186,000 (net of deferred taxes of $100,000).  These amounts included the Company’s undivided 1% interest in an affiliated limited partnership (see Note 10).

Oil and gas revenues for the nine months ended September 30, 2001 include net gains from the settlement of fixed-price contracts totaling $2,648,000 (comprised of gains of $4,615,000, partially offset by losses of $1,967,000).  For the nine months ended September 30, 2000, oil and gas revenues include losses on fixed-price contracts totaling $962,000.

6.        Financial Instruments

The fair values of fixed-price contracts as of September 30, 2001 and December 31, 2000 are set forth below.  The associated carrying values of fixed-price contracts at September 30, 2001 are equal to their estimated fair values.

	September 30,	December 31,
	2001	2000
	(In thousands)
Assets (liabilities):
Oil swaps	$1,280	$(376)
Gas swaps	5,883	(163)
Net assets (liabilities)	$7,163	$(539)

7.        Income Taxes

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities.  Significant components of net deferred tax liabilities at September 30, 2001 and December 31, 2000 are as follows:

	September 30,	December 31,
	2001	2000
	(In thousands)
Deferred tax assets:
Tax loss carryforwards	$16,247	$15,874
Accrued stock-based compensation	71	327
Other	896	897
	17,214	17,098
Deferred tax liabilities:
Property and equipment	(17,564)	(18,656)
Fair value of fixed-price contracts	(2,507)	-
	(20,071)	(18,656)

Net deferred tax liabilities	$(2,857)	$(1,558)

The Company’s effective income tax rates for the nine months ended September 30, 2001 and 2000 were different than the statutory federal income tax rate for the following reasons:

	Nine Months Ended
	September 30,
	2001	2000
	(In thousands)
Income tax expense at statutory rate of 35%	$36	$9,542
Tax depletion in excess of basis	(157)	(912)
Revision of previous tax estimates	(74)	114
Change in valuation allowance	-	(7,149)
Other	-	(10)
Income tax expense (benefit)	$(195)	$1,585

Current	$-	$58
Deferred	(195)	1,527
Income tax expense (benefit)	$(195)	$1,585

The Company derives an income tax benefit when employees and directors exercise options granted under the Company’s stock compensation plans (see Note 4).  Employee stock options that are classified as fixed stock options under APB 25 do not result in a charge against book income when the option price is equal to or greater than the market price at date of grant.  Therefore, any tax benefit from the exercise of fixed stock options results in a permanent difference, which is recorded to additional paid-in capital when the tax benefit is realized.  Accordingly, the Company credited additional paid-in capital during the nine months ended September 30, 2001 for $81,000 related to the exercise of employee stock options.

8.        Stock Repurchase Program

In July 2000, the Company’s Board of Directors authorized the expenditure of up to $2 million for the repurchase of shares of the Company’s common stock on the open market at times and prices deemed appropriate by the Company’s management.  This authorization expires in July 2002.  To date, the Company has spent $774,000 to repurchase and cancel 62,500 shares of common stock, of which 31,500 shares were repurchased during the nine months ended September 30, 2001 at an aggregate cost of $374,000.

9.        Investment

In May 2001, the Company invested approximately $1.6 million as a limited partner in a partnership formed to purchase and operate two commercial office buildings in Midland, Texas, one of which is the location of the Company’s corporate headquarters.  In addition, the Company guaranteed up to $675,000 of partnership indebtedness.  An affiliate of Clayton W. Williams, the Company’s chief executive officer and principal shareholder, will serve as general partner.  Since the Company does not manage or control the operations of these buildings, the Company utilizes the equity method of accounting for its investment in this limited partnership.

10.     Sale of Property

In September 2001, the Company sold its oil and gas interests in three East Texas fields (including interests held through an affiliated limited partnership) for net proceeds to the Company of $15.8 million, resulting in a net gain of $10.6 million.

11.     Impairment of Property and Equipment

The Company recorded provisions for impairment under Statement of Accounting Standards No. 121 “Accounting for Impairment of Long-Lived Assets” (“SFAS 121”) of $10.4 million during the quarter ended June 30, 2001 and $5 million during the quarter ended September 30, 2001.  The properties affected by the impairments are the Bossier Sands area, the Sweetlake area of South Louisiana and the South Texas area.  Estimated fair market values of these properties, upon which the impairments are based, were adversely affected during the periods by unfavorable changes in product prices and production performance.

Item 2-      Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that Clayton Williams Energy, Inc. and its subsidiaries (the “Company”) expects, projects, believes or anticipates will or may occur in the future, including such matters as oil and gas reserves, future drilling and operations, future production of oil and gas, future net cash flows, future capital expenditures and other such matters, are forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following:  the volatility of oil and gas prices, the Company's drilling results, the Company's ability to replace short-lived reserves, the availability of capital resources, the reliance upon estimates of proved reserves, operating hazards and uninsured risks, competition, government regulation, the ability of the Company to implement its business strategy, and other factors referenced in this Form 10–Q.

The following discussion is intended to assist in understanding the Company's historical consolidated financial position at September 30, 2001 and results of operations and cash flows for the periods ended September 30, 2001 and 2000.  This discussion should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2000 and the consolidated financial statements and notes thereto included in this Form 10-Q.

Overview

A significant portion of the Company’s proved oil and gas reserves are concentrated in the Cretaceous Trend (the “Trend”) which extends from South Texas through East Texas, Louisiana and other southern states and includes the Austin Chalk, Buda and Georgetown formations.  However, since 1997, the Company has become increasingly aggressive in generating and drilling exploratory prospects in other areas to reduce its dependence on Trend drilling for future production and reserve growth.  Currently, 83% of the Company’s planned capital expenditures for 2001 relate to exploration activities, as compared to actual exploratory expenditures of 63% in 2000.  Exploratory prospects generally involve a higher degree of risk than developmental prospects but may also offer a higher reserve potential and rate of return on investment.

The Company follows the successful efforts method of accounting for its oil and gas properties, whereby costs of productive wells, developmental dry holes and productive leases are capitalized and amortized using the unit–of–production method based on estimated proved reserves. Costs of unproved properties are initially capitalized. Those properties with significant acquisition costs are periodically assessed and any impairment in value is charged to expense. The amount of impairment recognized on unproved properties which are not individually significant is determined by amortizing the costs of such properties within appropriate groups based on the Company's historical experience, acquisition dates and average lease terms. Exploration costs, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs, including the cost of stratigraphic test wells, are initially capitalized but charged to expense if and when the well is determined to be unsuccessful.

Results of Operations

The following table sets forth certain operating information of the Company for the periods presented.

Three Months Ended

Nine Months Ended

	September 30,		September 30,
	2001	2000	2001	2000
Oil and Gas Production Data (1):
Oil (MBbls)	532	621	1,680	1,797
Natural gas liquids (MBbls)	71	65	188	164
Gas (MMcf)	2,704	2,381	7,850	5,755
MBOE (2)	1,054	1,083	3,176	2,920
Average Oil and Gas Sales Prices (1)(3):
Oil ($/Bbl)	$26.12	$30.65	$27.02	$28.96
Natural gas liquids ($/Bbl)	$12.85	$20.42	$17.78	$19.41
Gas ($/Mcf)	$3.00	$4.07	$4.82	$3.25
Oil and Gas Costs (1) ($/BOE Produced):
Lease operating expenses	$5.07	$4.67	$4.89	$4.53
Oil and gas depletion	$8.75	$7.19	$8.80	$6.59
Net Wells Drilled (4):
Exploratory Wells	3.7	2.1	17.0	4.2
Developmental Wells	1.0	6.6	18.6	29.3

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

Three Months Ended September 30, 2001 Compared to September 30, 2000

Revenues

Oil and gas sales decreased 23% from $29.8 million in 2000 to $23 million in 2001 due primarily to a 15% decrease in average oil prices and a 26% decrease in average gas prices.  Natural gas production increased 14%, attributable primarily to the Company’s Cotton Valley Pinnacle Reef area, while oil production declined 14% due to lower levels of drilling activity in the Trend.

Costs and Expenses

Lease operations expenses increased 4% from $5.1 million in 2000 to $5.3 million in 2001, while oil and gas production on a BOE basis decreased 3%, resulting in a 9% increase in production costs on a BOE basis from $4.67 in 2000 to $5.07 in 2001.

Exploration costs totaled $4.9 million in 2001, as compared to $3.4 million in 2000, due to the following:

•    $3.7 million in dry hole costs and unproved property impairments, including $2.7 million of acreage impairments and dry hole costs on certain prospects in South Louisiana and $600,000 of dry hole costs on one exploratory well in West Texas; and

•    $1.2 million of seismic and other exploration costs related primarily to the acquisition, processing and interpretation of 3-D seismic data in South Louisiana.

Because the Company follows the successful efforts method of accounting, the Company’s results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

Depreciation, depletion and amortization expense (“DD&A”) increased 17% from $8.1 million in 2000 to $9.5 million in 2001 due primarily to a 22% increase in the average depletion rate.  Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The average depletion rate per BOE increased from $7.19 in 2000 to $8.75 in 2001 due primarily to higher finding costs and the effects of lower product prices on reserve estimates.  A portion of the increase is attributable to areas affected by the SFAS 121 provision for impairment discussed below.

The Company recorded a provision for impairment of property and equipment of $5 million during the current period to adjust the carrying value of certain proven properties to their estimated market value in accordance with Statement of Financial Accounting Standards No. 121 “Accounting for Impairment of Long-Lived Assets” (“SFAS 121”), as compared to no provision during the 2000 period.  The prospects affected by the impairment are the Bossier Sands area, the Sweetlake area of South Louisiana and the South Texas area.  The estimated market values of these prospects were adversely affected during the current period by unfavorable changes in product prices and production performance.

General and administrative (“G&A”) expenses, excluding non-cash stock-based employee compensation, increased from $1.1 million in 2000 to $2.1 million in 2001 due primarily to the payment of bonuses to certain officers and employees of the Company in connection with the successful sale of the Company’s interests in East Texas.  G&A expenses during the current quarter of 2001 include a non-cash credit of $368,000 for stock-based employee compensation pursuant to the requirements of Financial Accounting Standards Board Interpretation No. 44 (see Note 4 to the accompanying consolidated financial statements).  A $2.2 million charge to expense was required during the 2000 period.  Since the amount of this non-cash provision or credit is based on the quoted market value of the Company’s common stock, the Company’s future results of operations may be subject to significant volatility.

The Company reported a gain on the change in fair value of fixed-price contracts of $2.9 million during the 2001 period in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which the Company adopted effective January 1, 2001.  This non-cash gain resulted primarily from certain gas swaps that were not designated as cash flow hedges under SFAS 133.  Since the amount of any future gain or loss to be reported under SFAS 133 is based on the change in market value of oil and gas derivatives, the Company’s future results of operations may be subject to significant volatility.

Interest Expense and Other

Interest expense increased 63% from $560,000 in 2000 to $911,000 in 2001 due primarily to higher average levels of indebtedness on the secured bank credit facility, offset in part by lower effective interest rates.  The average daily principal balance outstanding on the credit facility during the current quarter was $63.9 million compared to $30.4 million in the 2000 period.  The effective annual interest rate on bank debt, including bank fees, during the current quarter was 6.2% compared to 9% in the 2000 period.  Capitalized interest for the current period was $101,000 compared to $134,000 in the 2000 period.

During the third quarter of 2001, the Company sold its oil and gas interests in three East Texas fields (including interests held through an affiliated limited partnership) for net proceeds to the Company of $15.8 million, resulting in a net gain of $10.6 million.

Income Taxes

During the third quarter of 2001, the Company recorded an income tax provision of $3.2 million, as compared to a provision of $1.6 million in 2000 (see Note 7 to the accompanying consolidated financial statements).

Nine Months Ended September 30, 2001 Compared to September 30, 2000

Revenues

Oil and gas sales increased 17% from $74.4 million in 2000 to $86.7 million in 2001 due primarily to an increase of 36% in gas production and a 48% increase in the average gas price, offset in part by a 7% decrease in oil production and prices.  Most of the increase in gas production was attributable to the Company’s Cotton Valley Pinnacle Reef area.

Costs and Expenses

Lease operations expenses increased 17% from $13.2 million in 2000 to $15.5 million in 2001, while oil and gas production on a BOE basis increased 9%, resulting in an 8% increase in production costs on a BOE basis from $4.53 in 2000 to $4.89 in 2001.

Exploration costs totaled $34.7 million, as compared to $8.7 million in 2000, due primarily to the following:

•    $23 million in dry hole costs and unproved property impairments, including $12.2 million related to certain prospects in Plaquemines Parish, Louisiana, $3.2 million related to the Big Red #1, a Cotton Valley Reef well, $3.1 million related to certain prospects in the Sweetlake area, $1.2 million related to certain prospects in South Texas and $1.5 million related to the Company’s Bossier Sands prospects; and

•    $11.7 million of seismic and other exploration costs related primarily to the acquisition, processing and interpretation of 3-D seismic data in South Louisiana.

Because the Company follows the successful efforts method of accounting, the Company’s results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

DD&A increased 44% from $20 million in 2000 to $28.8 million in 2001 due primarily to a 34% increase in the average depletion rate, combined with a 9% increase in oil and gas production on a BOE basis.  Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The average depletion rate per BOE increased from $6.59 in 2000 to $8.80 in 2001 due primarily to a combination of higher finding costs and the effects of lower product prices on reserve estimates.  A portion of the increase is attributable to areas affected by the SFAS 121 provision for impairment discussed below.

The Company recorded a provision for impairment of property and equipment of $15.4 million during the current period to adjust the carrying value of certain proven properties to their estimated market value in accordance with SFAS 121, as compared to no provision during the 2000 period.  The prospects affected by the impairment are the Bossier Sands area, the Sweetlake area of South Louisiana and the South Texas area. The estimated market values of these prospects were adversely affected during the current period by unfavorable changes in product prices and production performance.

G&A expenses increased 77%, excluding non-cash stock-based employee compensation, from $3 million in 2000 to $5.3 million in 2001 due primarily to higher personnel costs attributable to increased levels of drilling and operating activities, including bonuses paid during 2001 to certain officers and employees of the Company.  G&A expenses during the nine months ended September 30, 2001 include a non-cash credit of $629,000 for stock-based employee compensation pursuant to the requirements of FIN 44 (see Note 4 to the accompanying consolidated financial statements).  A $2.2 million charge to expense was required during the 2000 period.  Since the amount of this non-cash provision or credit is based on the quoted market value of the Company’s common stock, the Company’s future results of operations may be subject to significant volatility.

The Company reported a gain on the change in fair value of fixed-price contracts of $2.7 million during the 2001 period in accordance with SFAS 133, which the Company adopted effective January 1, 2001. This non-cash gain resulted primarily from certain gas swaps that were not designated as cash flow hedges under SFAS 133.  Since the amount of any future gain or loss to be reported under SFAS 133 is based on the change in market value of oil and gas derivatives, the Company’s future results of operations may be subject to significant volatility.

Interest Expense and Other

Interest expense increased 22% from $1.8 million in 2000 to $2.2 million in 2001 due primarily to higher average levels of indebtedness on the secured bank credit facility, offset in part by lower effective interest rates and higher levels of capitalized interest.  The average daily principal balance outstanding on the credit facility during the current period was $48.6 million compared to $30.8 million in the 2000 period. The effective annual interest rate on bank debt, including bank fees, during the current period was 7.1% compared to 9.1% in the 2000 period.  Capitalized interest for the current period was $460,000 compared to $302,000 in the 2000 period.

During the third quarter of 2001, the Company sold its oil and gas interests in three East Texas fields (including interests held through an affiliated limited partnership) for net proceeds to the Company of $15.8 million, resulting in a net gain of $10.6 million.

Income Taxes

During the nine months ended September 30, 2001, the Company recorded an income tax benefit of $195,000, as compared to a tax provision of $1.6 million in 2000 (see Note 7 to the accompanying consolidated financial statements).

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

Capital Expenditures

The Company presently plans to spend $121.6 million on exploration and development activities during 2001, of which $99.3 million has been incurred through September 30, 2001.  The following table sets forth, by area, certain information about the Company’s actual and planned exploration and development activities for 2001.

	Actual	Planned	Planned
	Expenditures	Expenditures	Expenditures
	Nine Months Ended	Three Months Ended	Year Ended	Percentage
	September 30, 2001	December 31, 2001	December 31, 2001	of Total
	(In thousands)
South Louisiana	$37,300	$7,700	$45,000	37%
Cotton Valley Reefs/Sands	20,700	10,800	31,500	26%
Austin Chalk (Trend)	13,600	800	14,400	12%
Bossier Sands	9,000	1,000	10,000	8%
South Texas	6,000	200	6,200	5%
West Texas	5,200	800	6,000	5%
New Mexico	3,300	-	3,300	3%
Other Areas	4,200	1,000	5,200	4%
	$99,300	$22,300	$121,600	100%

Approximately 83% of these planned expenditures apply to exploratory prospects, as compared to 63% in 2000.  Exploratory prospects generally involve a higher degree of risk than development prospects, but may also offer a higher reserve potential and rate of return on investment.

The Company may increase or decrease its planned activities for the fourth quarter of 2001, depending upon drilling results, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities.

Capital Resources

General

The Company believes that the combination of cash provided by operations and funds available under the credit facility will be adequate to fund the Company’s operations and projected capital and exploratory expenditures during the remainder of 2001.  However, because future cash flows and availability of borrowings under the credit facility are subject to a number of variables, such as prevailing prices of oil and gas, actual production from existing and newly-completed wells and the Company’s success in developing and producing new reserves, there can be no assurance that the Company’s capital resources will be sufficient to sustain the Company’s exploratory and development activities.

Working Capital and Cash Flow

During the nine months ended September 30, 2001, the Company generated cash flow from operating activities of $55.9 million, borrowed $27 million on the credit facility, received $16.1 million from sales of property and equipment, and spent $92.9 million on capital expenditures and other investments.

The Company's working capital deficit decreased from $18.7 million at December 31, 2000 to $5.5 million at September 30, 2001 due primarily to increases in current assets attributable to fair values of fixed-price contracts and cash provided from the sale of property and equipment.  In addition, accounts payable and accrued liabilities at September 30, 2001 related to drilling and exploration activities were lower than December 31, 2000.

The Company’s working capital deficit generally is a function of its cash management process.  The Company applies most of its available cash toward the repayment of the credit facility, which is classified as a non-current liability.  As advances are made on the credit facility to pay current liabilities (including accrued drilling and exploration costs), the Company’s working capital increases.  Accordingly, the working capital covenant in the loan agreement permits the Company to include the amount of funds available on the credit facility as a current asset when computing the working capital ratio at any balance sheet date.

Credit Facility

The Credit Facility provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit.  At September 30, 2001, the borrowing base was $75 million and the outstanding advances were $57 million.  The borrowing base is subject to redetermination at any time, but at least semi-annually, and is made at the discretion of the banks.  If the redetermined borrowing base is less than the amount of outstanding indebtedness, the Company will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement.  The loan agreement contains financial covenants that are computed quarterly and require the Company to maintain minimum levels of working capital and cash flow.  The Company was in compliance with all of the financial and non-financial covenants at September 30, 2001.

The borrowing base is scheduled for redetermination in November 2001, and the banks are expected to use less favorable pricing parameters in the determination of the new borrowing base than those used in the computation of the existing borrowing base.  Based on internally-generated reserve estimates, the Company believes the new borrowing base will be adequate to provide the Company with the financial resources needed to finance its exploration and development activities for the remainder of 2001.

Item 3-          Quantitative and Qualitative Disclosure About Market Risks

The Company’s business is impacted by fluctuations in commodity prices and interest rates.  The following discussion is intended to identify the nature of these market risks, describe the Company’s strategy for managing such risks, and to quantify the potential affect of market volatility on the Company’s financial condition and results of operations.

Oil and Gas Prices

The Company’s financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company.  These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic.  It is impossible to predict future oil and gas prices with any degree of certainty.  Sustained weakness in oil and gas prices may adversely affect the Company’s financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that the Company can produce economically.  Any reduction in reserves, including reductions due to price fluctuations, can have an adverse affect on the Company’s ability to obtain capital for its exploration and development activities.  Similarly, any improvements in oil and gas prices can have a favorable impact on the Company’s financial condition, results of operations and capital resources.  Based on the Company’s volume of oil and gas production for the nine months ended September 30, 2001, a $1 change in the price per Bbl of oil and a $.50 change in the price per Mcf of gas would result in an aggregate change in annual gross revenues of approximately $7.7 million.

From time to time, the Company utilizes fixed-price contracts, consisting of swaps and collars, to reduce its exposure to unfavorable changes in oil and natural gas prices.  Since the Company’s hedging objective is to optimize the price received for its oil and natural gas production, the Company generally enters into fixed-price contracts only when management of the Company believes that the quoted market prices for such commodities are likely to experience a sustained decline from then-current levels.  While the use of fixed-price contracts limits the downside risk of price declines, such use may also limit any benefits that may be derived from price increases.

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

The following summarizes information concerning the Company’s net positions in open fixed-price contracts as of September 30, 2001, plus positions taken subsequent to September 30, 2001.

	Oil Swaps		Gas Swaps
		Average		Average
	Bbls	Price	MMBtu	Price
Production Period:
4th Quarter 2001	4,000	$20.03	2,770,000	$3.20
1st Quarter 2002	-	$-	2,840,000	$3.51
2nd Quarter 2002	-	$-	2,400,000	$3.23
3rd Quarter 2002	-	$-	2,010,000	$3.30
4th Quarter 2002	-	$-	1,690,000	$3.43
1st Quarter 2003	-	$-	850,000	$3.34
2nd Quarter 2003	-	$-	770,000	$3.09
	4,000	$20.03	13,330,000	$3.32

The Company also entered into collar arrangements covering 1,452,000 barrels of oil production from November 2001 through December 2002 with a floor of $19.00 and a ceiling of $25.45.

In addition, the Company had closed positions at September 30, 2001 in certain fixed-price oil swaps covering 492,000 barrels of oil production from October 2001 through February 2002 at an average price of $24.87 per barrel. These contracts were terminated at an average price of $27.80 per barrel, resulting in a net gain of $1.3 million.  This net gain was deferred at September 30, 2001 and will be recorded in oil and gas revenues during the periods that correlate to the hedged production months.

The Company also has open positions in certain gas swaps covering the purchase of 210,000 MMBtu from October through December 2001 at an average price of $4.60 for resale to third parties at fixed prices on the swap price.

Interest Rates

All of the Company’s outstanding indebtedness at September 30, 2001 is subject to market rates of interest as determined from time to time by the banks pursuant to the secured bank credit facility.  See “Capital Resources”.  The Company may designate borrowings under the credit facility as either “Base Rate Loans” or “Eurodollar Loans.”  Base Rate Loans bear interest at a fluctuating rate that is linked to the discount rates established by the Federal Reserve Board.  Eurodollar Loans bear interest at a fluctuating rate that is linked to LIBOR.  Any increases in these interest rates can have an adverse impact on the Company’s results of operations and cash flow.  Although various financial instruments are available to hedge the effects of changes in interest rates, the Company has not considered the risk to be significant and has not entered into any interest rate hedging transactions.  Based on the Company’s outstanding indebtedness at September 30, 2001 of $57 million, a change in interest rates of 25 basis points would affect annual interest payments by approximately $143,000.

PART II.  OTHER INFORMATION

Item 6-          Exhibits and Reports on Form 8-K

Exhibits

No exhibits are being filed with this Form 10-Q.

Reports on Form 8-K

During the quarter ended September 30, 2001, the Company filed the following Form 8-K:

•       Form 8-K dated August 24, 2001 to provide public disclosure of certain financial and operating estimates in order to permit the preparation of models to forecast the Company’s operating results for the quarter ending September 30, 2001 and the year ending December 31, 2001.

CLAYTON WILLIAMS ENERGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CLAYTON WILLIAMS ENERGY, INC.

Date:	November 6, 2001	By:	/s/ L. Paul Latham
L. Paul Latham
Executive Vice President and Chief
Operating Officer

Date:	November 6, 2001	By:	/s/ Mel G. Riggs
Mel G. Riggs
Senior Vice President and Chief Financial
Officer