Form 10-K405
period 2001-12-31
CLAYTON WILLIAMS ENERGY INC /DE
filed 2002-03-27
CIK 880115

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number  0-20838

CLAYTON WILLIAMS ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2396863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Six Desta Drive - Suite 6500
Midland, Texas	79705-5510
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (915) 682-6324

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

Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

The aggregate market value of the outstanding Common Stock, $.10 par value, of the registrant held by non-affiliates of the registrant as of March 22, 2002, based on the closing price as quoted on the Nasdaq Stock Market’s National Market as of the close of business on said date, was $58,083,330.

There were 9,255,690 shares of Common Stock, $.10 par value, of the registrant outstanding as of March 22, 2002.

Documents incorporated by reference:

(1)                                  The information required by Part III of Form 10-K is found in the registrant’s definitive Proxy Statement which will be filed with the Commission not later than April 30, 2002.  Such portions of the registrant’s definitive Proxy Statement are incorporated herein by reference.

CLAYTON WILLIAMS ENERGY, INC

PART I

Item 1 -                  Business

Special Note:  Certain statements set forth below under this caption constitute “forward-looking statements.”  See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for additional factors relating to such statements.

General

Clayton Williams Energy, Inc. and its subsidiaries (the “Company” or “CWEI”) is an independent oil and gas company engaged in the exploration for and production of oil and natural gas primarily in Texas, Louisiana and New Mexico. The Company’s total proved reserves at December 31, 2001 were 75 Bcf of natural gas and 9.3 million barrels of oil and natural gas liquids, with a present value of proved reserves of $186.9 million.  Of the Company’s total proved reserves, 67% are classified as proved developed producing, 29% as proved developed nonproducing and 4% as proved undeveloped.  Extensions and discoveries during 2001 added 68.1 Bcfe of proved reserves, replacing 268% of the Company’s 2001 net production.  The Company held interests in 491 gross (339.9 net) producing oil and gas wells and owned leasehold interests in 570,425 gross (314,217 net) undeveloped acres at December 31, 2001.

Company Profile

Aggressive Exploration Program

Since 1997, the Company has been aggressively making a transition from a development driller of horizontal wells in the Austin Chalk (Trend) to an exploration company committed to generating and drilling exploratory prospects, primarily through advanced seismic technology.  The Company is presently concentrating its efforts toward finding and producing oil and natural gas through exploration activities, principally in the Miocene Trend in south Louisiana and the Cotton Valley Pinnacle Reefs/Sands area of east central Texas.

Approximately 95% of the Company’s planned expenditures for 2002 relate to exploratory prospects, as compared to approximately 84% of actual expenditures in 2001 and 63% of actual expenditures in 2000.  During 2001, the Company spent $104.4 million on exploratory prospects, including $25.9 million on seismic and leasing activities and $78.5 million on drilling activities.  On these prospects, the Company drilled 33 gross (24.5 net) exploratory wells in 2001, of which 19 gross (14.8 net) were completed as producers.  Exploratory prospects involve a higher degree of risk than developmental prospects, but may also offer a higher reserve potential and rate of return on investment.

Acquisition of Proved Properties

The Company has enjoyed some recent success in the acquisition of producing oil and gas properties.  In 1998, the Company, along with an affiliated limited partnership, purchased certain properties in three east Texas fields, and sold those properties in 2001 for a gain of $10.7 million, net to the Company’s interest.  The Company is actively searching for similar opportunities to acquire proved oil and gas properties.  The Company is currently evaluating several groups of producing properties, primarily in west Texas, southeast New Mexico, east Texas and Louisiana, which are being offered for sale through bid processes or through private negotiations.  The Company cannot give any assurance that it will be successful in acquiring producing properties during 2002.

Expertise in Utilizing Horizontal Drilling

Approximately 36% of the Company’s proved oil and gas reserves are concentrated in the Austin Chalk (Trend) area in Robertson, Burleson and Brazos Counties, Texas.  Most of the wells in this core area are horizontal wells, and many have multiple laterals in different producing zones and formations.  The Company has a high degree of expertise in utilizing horizontal drilling and completion techniques, and believes that its technical knowledge can be utilized in other areas where horizontal drilling is being effectively employed, such as in the horizontal gas play in the Delaware Basin of west Texas targeting the Devonian and Montoya formations.  The Company is currently completing a well in Ward County, Texas, which was drilled horizontally in the Montoya formation.

Control of Operations

The Company seeks to serve as operator of the wells in which it owns a significant interest.  As operator, the Company is in a better position to (i) control the timing and plans for future drilling and exploitation efforts, (ii) control costs of drilling, completing and producing oil and gas wells and (iii) market its oil and gas production.  At December 31, 2001, the Company was the operator of 358 wells, or 73% of the 491 total productive wells in which it has a working interest.  On an Mcfe basis, production from these operated wells represented 90% of the Company’s total net oil and gas production for 2001.  Serving as operator, however, does not necessarily assure the Company of full control over drilling and completion activities.  At times, the oil and gas industry experiences strong demand for drilling rigs and other well-related services, resulting in shortages in available equipment and trained personnel.  In these cases, the Company may not be able to control the timing and cost of its future drilling and exploitation efforts to the extent desired due to such shortages.

Adaptable to Changes

The Company is adaptable to changes in economic conditions caused by fluctuations in product prices, results of exploration activities, competition for leases and drilling equipment, the availability of capital resources, and other events which require flexibility and prompt, decisive action.  As economic conditions change, favorably or unfavorably, or as opportunities for growth in reserves and production are identified, the Company can make appropriate changes to its planned capital or exploratory expenditures.  However, the Company’s ability to increase its planned expenditures will be limited to the availability of its capital resources (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Drilling, Exploration and Production Activities

Following is a discussion of the Company’s significant drilling, exploration and production activities during 2001, together with its plans for capital and exploratory expenditures in 2002.  Under current economic conditions, the Company presently plans to spend approximately $48.7 million on exploration and drilling activities during 2002.  The Company may increase or decrease its planned activities for 2002, depending upon drilling results, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities.  References to current information include data through March 14, 2002.

South Louisiana

During 2000, the Company began establishing a new core area of operation in south Louisiana.  The Company has assembled an experienced team of consulting geologists and geophysicists to identify drilling prospects in the Miocene Trend in south Louisiana based on enhanced 3-D seismic data and technology.  The Company spent $47 million in south Louisiana during 2001, of which $39.1 million was attributable to prospects in the Plaquemines Parish area in southeast Louisiana and $7.9 million was attributable primarily to the Sweetlake area in southwest Louisiana.

Plaquemines Parish

The following table identifies the productive and dry wells drilled and/or completed by the Company in southeast Louisiana, primarily Plaquemines Parish, during 2001.

Productive	Dry
Calvin Encalade #1	Delacroix Corp. #1
State Lease 16847 #1	LL&E #1
State Lease 16850 #1	Albert Prats #1
Delta Duck Club #2	State Lease 16767 #1
Timolat #1	VUF SL335 DDC U6 #1
State Lease 17110 #1

Since inception of the drilling program in Plaquemines Parish, the Company has drilled and completed six commercially productive wells out of 14 attempts.  However, three of the last five wells drilled have been completed as producers, an improvement that the Company believes is attributable to enhancements in its evaluation techniques.  The State Lease 16847 #1 is currently producing at a rate of approximately 2,400 gross (1,700 net) Mcf per day, and five wells are shut-in, waiting on pipeline and production facilities to be completed.  Based upon data obtained through limited well tests, the Company estimates that these five wells will have an initial combined flow rate of approximately 42 gross (30 net) MMcf per day.  The Company expects these wells to be on production by the fourth quarter of 2002.  Actual production rates may vary significantly from the estimated flow rates since these estimates are based on well test data and, accordingly, are inherently imprecise.

The Company plans to spend approximately $31.2 million in this area in 2002 on the following activities: conclude drilling and/or completion activities on in-progress wells at December 31, 2001; drill approximately nine new exploratory wells on existing prospects; construct pipeline and production facilities; and conduct seismic and leasing activities necessary to generate new exploratory prospects. The Company is licensed to use and reprocess 3-D seismic data covering approximately 3,400 square miles in the Miocene Trend in south Louisiana, and is actively generating prospects utilizing advanced processing technology.  The Company does not attempt to forecast its success rate on exploratory drilling.  Accordingly, the current estimate of expenditures in this area does not include any completion costs that may be incurred to complete successful exploratory wells.

Sweetlake and Other

During 2001, the Company drilled 6 gross (3.0 net) wells in the Sweetlake area of southwest Louisiana, three of which were marginally economic.  The Company also drilled one well in Cameron Parish, Louisiana to test a deeper zone in an area where the Company has existing production, which was also marginally economic.  The Company does not plan to conduct any significant drilling and completion activities on prospects in these areas during 2002.

Cotton Valley Pinnacle Reefs/Sands

Since 1997, the Company has been actively exploring for gas reserves in the Cotton Valley Pinnacle Reefs/Sands area in Robertson County, Texas.  Most of the prospects drilled in this area are on or adjacent to the Company’s Austin Chalk (Trend) acreage.  As opposed to Trend formations, which are encountered at depths of 5,500 to 7,000 feet in this area, Cotton Valley Pinnacle Reefs/Sands are encountered at depths below 15,000 feet.  During 2001, the Company spent $31.3 million in this area, of which $27.4 million was spent on drilling and completion activities, $1.5 million on gas plants and gathering systems, $1.3 million on the repurchase of proved reserves owned by participants in a vendor financing arrangement covering four wells drilled prior to 2001, and $1.1 million on leasing, seismic and other.  The following table provides information concerning the Cotton Valley Pinnacle Reefs/Sands wells drilled and/or completed by the Company during 2001.

Well Name	Status	Formation	Working Interest	Cumulative Gross Production (MMcf)	Current Gross Production (Mcf/day)
Lee Fazzino #1	Producing	Cotton Valley Backreef	100%	5,776	11,283
Mary Muse #1R	Producing	Cotton Valley Sands	100%	53	45
Neyland #1	Producing	Cotton Valley Backreef	100%	725	1,834
Lee Fazzino #2	Producing	Cotton Valley Backreef	100%	950	6,083
Beddingfield #1 RE	Producing	Cotton Valley Pinnacle Reef	100%	109	5,789
Scamardo Gas Unit #1	Dry	Cotton Valley Backreef	100%	—	—

Currently, the Company is producing 34 gross (26.2 net) MMcf per day from all ten producing wells in the Cotton Valley Pinnacle Reefs/Sands area, and is voluntarily curtailing an estimated 30 gross (23 net) MMcf per day in anticipation of higher product prices later in the year.

The Company plans to spend approximately $5.5 million in 2002 to conclude drilling operations that were in-progress at December 31, 2001 on the Beddingfield #1 RE and the Scamardo Gas Unit #1 and to conduct seismic and leasing activities on other well sites that are prospective for Cotton Valley Backreef production.  The Company is currently evaluating the overall results of its Cotton Valley Pinnacle Reefs/Sands drilling program.  Depending on the results of this evaluation, the Company may spend an additional $6 million in 2002 to drill another Cotton Valley Backreef well in the vicinity of the Lee Fazzino wells.

Austin Chalk (Trend)

During 2001, the Company spent $14.8 million in the Trend to drill 13 gross (8.8 net) horizontal wells in Burleson and Robertson Counties, Texas and to conduct two water fracs on existing wells in this area.  The Company plans to spend approximately $2.4 million in the Trend in 2002 to conduct limited leasing and development activities.

The Company held 146,156 net acres in the Trend at December 31, 2001, of which approximately 22% were undeveloped.  A portion of the acreage in this area is also prospective for Cotton Valley Pinnacle Reefs/Sands exploration activities (see “Cotton Valley Pinnacle Reefs/Sands”).  The Company’s current production of oil and gas in the Trend is derived principally from the Austin Chalk formation.  At December 31, 2001, the Company had interests in 333 gross (256.3 net) producing wells in the Trend.  For the year ended December 31, 2001, the Company’s daily net production in the Trend averaged approximately 5,323 Bbls of oil and natural gas liquids and 4,230 Mcf of gas.

New Mexico

During 2001, the Company spent $3.3 million to drill and/or complete 15 gross (8.7 net) wells in Eddy County, New Mexico, targeting the Grayburg, San Andres and Yeso formations.  All of the wells drilled in this area were productive.  The Company does not currently plan to conduct any significant drilling and completion activities in this area during 2002.

West Texas

During 2001, the Company spent $6.2 million on exploration activities in the Delaware Basin of west Texas targeting the Devonian and Montoya formations, $3.7 million of which was spent on seismic and leasing activities and $2.5 million on exploratory drilling.  The Company participated in drilling 2 gross (.8 net) wells in this area, one of which was productive.  In addition, the Company is currently completing the Medlock 64 #1H, an operated well in Ward County, Texas in which the Company owns a 14% working interest.  The Company drilled this well to a total vertical depth of approximately 15,000 feet, and has drilled one 4,000 foot lateral through the Montoya formation.  Currently, the Company plans to spend approximately $2.5 million in the west

Texas area in 2002 to complete the Medlock well and drill an exploratory well to the Devonian formation on another prospect.

Other Exploration Activities

The Company also spent $22.3 million in 2001 on exploration activities in other areas, including $10.6 million in the Bossier Sands area of east Texas, $6.1 million in south Texas, and $1.9 million in Mississippi and Alabama.  In the Bossier Sands area, the Company drilled 2 gross (2.0 net) wells, both of which were marginally economic. In the south Texas area, the Company drilled or participated in 2 gross (1.5 net) wells, one of which is currently producing at approximately 2,600 gross (1,950 net) Mcf per day.  In Mississippi and Alabama, the Company participated in 4 gross (1.0 net) nonoperated wells, two of which are expected to begin producing during the first half of 2002 at a combined rate of approximately 1,500 Mcf per day, net to the Company’s interest.  The Company plans to spend approximately $1.1 million in these and other areas during 2002 on various exploration activities.

Partnership Management

The Company serves as general partner of a limited partnership which the Company formed in 1998 to facilitate the acquisition of certain oil and gas properties in east Texas.  The Company acquired an undivided 10% interest in the purchased assets for $4.9 million, and the partnership acquired the remaining 90% for $36.2 million. During 2001, the Company and the partnership sold their respective interests in the acquired properties for combined proceeds of $76.7 million.  The sale caused payout (as defined in the partnership agreement) to occur, increasing the Company’s general partner interest from 1% to 35% of the after-payout revenues and sales proceeds.  As a result, the Company realized net proceeds from the sale of $15.9 million, and recorded a net gain of $10.7 million on the sale.  The partnership is in the process of being liquidated and dissolved.

Marketing Arrangements

The Company sells substantially all of its oil production under short-term contracts based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate contracts, less agreed-upon deductions which vary by grade of crude oil.  The majority of the Company’s gas production is sold under short-term contracts based on pricing formulas which are generally market responsive.

The Company believes that the loss of any of its oil and gas purchasers would not have a material adverse effect on its results of operations due to the availability of other purchasers.

Natural Gas Services

The Company owns an interest in and operates six gas gathering systems and six gas processing plants in the states of Texas and Mississippi. These natural gas service facilities consist of interests in approximately 90 miles of pipeline, five treating plants (two of which were constructed in connection with the Company’s Cotton Valley Pinnacle Reef play), one dehydration facility and five compressor stations. Most of the Company’s gas gathering and processing activities exist to facilitate the transportation and marketing of the Company’s oil and gas production.

Competition and Markets

Competition in all areas of the Company’s operations is intense.  The oil and gas industry as a whole also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.  Major and independent oil and gas companies and oil and gas syndicates actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop such properties. A number of the Company’s competitors have financial resources and acquisition, exploration and development budgets that are substantially greater than those of the Company, which may adversely affect the Company’s ability to compete with these companies. Such companies may be able to pay more for productive oil and gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company’s financial or human resources permit.

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

Regulation

The Company’s oil and gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal, state and local agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Company’s cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such laws.

All of the states in which the Company operates generally require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the spacing, plugging and abandonment of such wells. The statutes and regulations of certain states also limit the rate at which oil and gas can be produced from the Company’s properties.

The Federal Energy Regulatory Commission (“FERC”) regulates interstate natural gas transportation rates and service conditions, which affect the marketing of gas produced by the Company, as well as the revenues received by the Company for sales of such production.  Since the mid-1980s, the FERC has issued various orders that have significantly altered the marketing and transportation of gas.  These orders resulted in a fundamental restructuring of interstate pipeline sales and transportation services, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services such pipelines previously performed.  These FERC actions were designed to increase competition within all phases of the gas industry.  The interstate regulatory framework may enhance the Company’s ability to market and transport its gas, although it may also subject the Company to greater competition and to the more restrictive pipeline imbalance tolerances and greater associated penalties for violation of such tolerances.

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

Environmental Matters

Operations of the Company pertaining to oil and gas exploration, production and related activities are subject to numerous and constantly changing federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection.  These laws and regulations may require the acquisition of certain permits prior to or in connection with drilling activities, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production, restrict or prohibit drilling activities that could impact wetlands, endangered or threatened species or other protected areas or natural resources, require some degree of remedial action to mitigate pollution from former operations, such as pit cleanups and plugging abandoned wells, and impose substantial liabilities for pollution resulting from the Company’s operations.  Such laws and regulations may substantially increase the cost of exploring for, developing, producing or processing oil and gas and may prevent or delay the commencement or continuation of a given project and thus generally could have a material adverse effect upon the capital expenditures, earnings, or competitive position of the Company.  Management of the Company believes it is in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during the next fiscal year.  Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general.  For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas production wastes as “hazardous wastes,” which reclassification would make exploration and production wastes subject to much more stringent handling, disposal and clean–up requirements.  State initiatives to further regulate the disposal of oil and gas wastes and naturally occurring radioactive materials, if adopted, could have a similar impact on the Company.

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Company is able to control directly the operation of only those wells with respect to which it acts as operator. Notwithstanding the Company’s lack of direct control over wells operated by others, the failure of an operator other than the Company to comply with applicable environmental regulations may, in certain circumstances, be attributed to the Company. Management of the Company believes that it has no material commitments for capital expenditures to comply with existing environmental requirements.

State water discharge regulations and federal waste discharge permitting requirements adopted pursuant to the Federal Water Pollution Control Act prohibit or are expected in the future to prohibit the discharge of produced water and sand and some other substances related to the oil and gas industry, into coastal waters.  Although the costs to comply with zero discharge mandates under state or federal law may be significant, the entire industry will experience similar costs and the Company believes that these costs will not have a material adverse impact on the Company’s financial condition and operations.

Title to Properties

As is customary in the oil and gas industry, the Company performs a minimal title investigation before acquiring undeveloped properties.  A title opinion is obtained prior to the commencement of drilling operations on such properties.  The Company has obtained title opinions on substantially all of its producing properties and believes that it has satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry.  The Company’s properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of such properties.  Substantially all of the Company’s oil and gas properties are currently mortgaged to secure borrowings under the Company’s secured bank credit facility and may be mortgaged under any future credit facilities entered into by the Company.

Operational Hazards and Insurance

The Company’s operations are subject to the usual hazards incident to the drilling and production of oil and gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires and pollution and other environmental risks.  These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operation.

The Company maintains insurance of various types to cover its operations.  The limits provided under its general liability policies total $33 million.  In addition, the Company maintains operator’s extra expense coverage which provides for care, custody and control of selected wells during drilling operations.  The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company’s financial condition and results of operations.  Moreover, no assurances can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable.

Employees

Presently, the Company has 101 full-time employees, none of whom is subject to a collective bargaining agreement.  The Company considers its relations with its employees to be good.

Officers and Directors

The following table sets forth certain information concerning officers and directors of the Company.

Name

Age

Position With the Company

Clayton W. Williams	70	Chairman of the Board, President, Chief Executive Officer and Director
L. Paul Latham	50	Executive Vice President, Chief Operating Officer and Director
Mel G. Riggs	47	Senior Vice President – Finance, Secretary, Treasurer, Chief Financial Officer and Director
Jerry F. Groner	39	Vice President – Land and Lease Administration and Director
Robert C. Lyon	65	Vice President – Gas Gathering and Marketing
Patrick C. Reesby	49	Vice President – New Ventures
T. Mark Tisdale	45	Vice President and General Counsel
Stanley S. Beard	61	Director
Robert L. Parker	78	Director
Jordan R. Smith	67	Director

Offices

The Company leases approximately 40,000 square feet of office space in Midland, Texas and approximately 7,000 square feet of office space in Houston, Texas.

Special Note Regarding Forward-Looking Statements

This Form 10-K contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  Forward-looking statements can be identified by the use of words such as “could”, “should”, “expect”, “project”, “estimate”, “believe”, “anticipate”, “intend”, “budget”, “plan”, “forecast”, “predict” and other similar expressions.  Forward-looking statements appear throughout this Form 10-K and include statements regarding our plans, beliefs or current expectations with respect to, among other things: profitability; planned capital expenditures; estimates of oil and gas production; future project dates; estimates of future oil and gas prices; estimates of oil and gas reserves; our future financial condition or results of operations; and our business strategy and other plans and objectives for future operations.  Forward-looking statements involve known and unknown risks and uncertainties, including the risk factors and other cautionary statements in this Form 10-K, that could cause our actual results to differ materially from those contained in any forward-looking statement. While we have made assumptions that we believe are reasonable, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. We disclaim any responsibility to publicly update any information contained in or related to a forward-looking statement and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to Clayton Williams Energy, Inc. are expressly qualified in their entirety by this cautionary statement.

Risk Factors

You should carefully consider the following risk factors in addition to the other information included in this Form 10-K.  Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

Oil and gas prices are volatile and could adversely affect our revenues, cash flow and reserve estimates.

Historically, the markets for oil and gas have been volatile and they are likely to continue to be volatile.  Significant changes in oil and gas prices may result from relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and other factors that are beyond our control.  We cannot predict, with any degree of certainty, future oil and natural gas prices.  Changes in oil and natural gas prices significantly affect our revenues, operating results, profitability and the value of our oil and gas reserves.  Those prices also affect the amount of cash flow available for capital expenditures, our ability to borrow money or raise additional capital and the amount of oil and natural gas that we can produce economically.  The amount we can borrow under a line of credit we have established with a group of banks (called a “Credit Facility”) is subject to periodic redeterminations based in part on current prices for oil and natural gas at the time of the redetermination.

From time to time, we utilize commodity derivatives, consisting of swaps and collars, to attempt to optimize the price received for our oil and gas production. Since commodity markets are very volatile, our hedging activities are dynamic.  As market conditions change, we may elect to settle a hedging transaction related to our oil and gas production prior to its scheduled maturity date.  As a result, we may realize a gain or loss at the time of the settlement which could be substantially different from any gain or loss which would have been realized if the original hedging transaction had been settled at its scheduled maturity date.

Since our primary hedging objective is to optimize the price we receive for our oil and gas production, our hedging strategy may not necessarily reduce our exposure to declining product prices.  However, we believe that we can effectively manage this risk by carefully evaluating the underlying market factors and making informed decisions regarding hedging transactions.

Our level of indebtedness may adversely affect operations.

As of December 31, 2001, our borrowing base under the Credit Facility was $85 million and our outstanding indebtedness was $62 million.  Since December 31, 2001, we have increased our total outstanding indebtedness under the Credit Facility to $79.1 million.  Our level of debt affects our operations in several ways, including the following:

•                    A portion of our cash flow from operations must be used to make interest payments;

•                    We may not have sufficient funds available through cash flow and the Credit Facility to fund capital expenditures;

•                    A high level of debt affects our flexibility and planning for or reacting to changes in market conditions;

•                    Our leveraged financial position may make us more vulnerable to adverse economic and industry conditions;

•                    A high level of debt may make it more difficult for us to remain in compliance with the covenants under the Credit Facility.

The borrowing base under the Credit Facility is periodically redetermined by the banks based upon an evaluation of our oil and gas reserves.  If our indebtedness is in excess of the borrowing base upon a redetermination, we could be forced to repay a portion of our bank debt.  We may not have sufficient funds to make those repayments.  In addition, a higher level of debt increases the risk that we may default on our debt obligations.  Our ability to meet our debt obligations and to reduce our level of debt depends on our future performance.  General economic conditions and financial, business and other factors affect our operations and future performance, and many of these factors are beyond our control.

Our focus on exploration activities subjects us to greater risk.

In recent years, we have changed the focus of our operations from development drilling to generating and drilling exploratory prospects.  For 2002, approximately 95% of our planned capital expenditures relate to exploratory prospects.  Exploration activities have greater risk than development activities.  Development activities relate to increasing oil or natural gas production from an area with producing wells through drilling additional wells, working over and recompleting existing wells and other production enhancement techniques.  Exploration activities involve the drilling of wells in areas where there is little or no known production.  Exploration projects are identified through subjective analysis of geological and geophysical data, including the use of 3-D seismic and other available technology.  By comparison, the identification of development prospects is significantly based upon existing production surrounding or adjacent to the proposed drilling site.

Because of our focus on exploration activities, we have a greater risk of drilling dry holes or not finding oil and natural gas that can be produced economically.  The seismic data and other technology we use does not allow us to know with certainty prior to drilling a well whether oil or natural gas is present or can be produced economically.  We cannot assure you that any of our exploration efforts will be successful, and if such activities are unsuccessful, it will have a significant adverse affect on our operations and financial condition.

Estimates of oil and natural gas reserves are uncertain and inherently imprecise.

This Form 10-K contains estimates of our proved reserves and the estimated future net revenues from such reserves.  These estimates are based upon various assumptions including assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses, and other matters.  The process of estimating oil and gas reserves requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir.  The interpretation of such data is a subjective process dependent upon the quality of the data and the decision-making and judgment of the reserve engineer.  Estimates prepared by different engineers or by the same engineers at different times may vary substantially.  Therefore, the estimates of our oil and gas reserves are inherently imprecise.

Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will most likely vary from the assumptions and estimates.  Any significant variance could materially affect the estimated quantities and value of our oil and gas reserves, which in turn may adversely affect the availability of our capital resources.  In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control.

You should not assume that the present value of future net revenues referred to in this Form 10-K is the current fair market value of our estimated oil and gas reserves.  In accordance with the requirements of the SEC, the estimated discounted future net cash flows from proved reserves is generally based on prices and costs as of the date of the estimate.  Actual future prices and costs may be materially higher or lower than those as of the date of the estimate.  The timing of both the production and the expenses with respect to the development and production of oil and gas properties will effect the timing of future net cash flows from proved reserves and their present value.

The estimated proved reserve information contained in this Form 10-K is based upon a reserve report prepared by independent engineers.  From time to time, estimates of our reserves are also made by the banks in establishing the borrowing base under the Credit Facility and by our internal engineers for use in developing business plans and making various decisions.  Such estimates may vary significantly and have a material effect upon our business decisions and available capital resources.

A significant portion of our proved reserves are concentrated in a few properties which consist substantially of new discoveries and extensions.

Our estimated proved reserves at December 31, 2001 were approximately 130.7 Bcfe, which is an increase over the estimated reserves at December 31, 2000 by approximately 24.9 Bcfe.  However, approximately 29% of our estimated reserves at December 31, 2001 were proved developed nonproducing reserves.  Such proved developed nonproducing reserves also represented nearly half of the reserves added during 2001.  Estimates of proved developed nonproducing reserves are based upon logs, core samples, well tests and similar data, usually from wells which have been newly drilled and completed and have had little or no sustained production.  In contrast, estimates of proved developed producing reserves are based on actual production data from wells with production history.  There is a higher risk that reserve estimates attributable to proved developed nonproducing reserves will be inaccurate due to the limited information available in connection with those estimates.  Because a significant amount of our estimated oil and gas reserves are proved developed nonproducing, the actual production from those reserves and future determinations of our reserves may be substantially different from our current estimates.  To the extent such proved developed nonproducing reserves do not meet the expectations reflected in the reserve estimates, it may materially and adversely affect the availability of our capital resources and our general financial condition, and could result in an adverse charge against our reported earnings.

Our proved developed reserves are concentrated in a limited number of fields and properties.  Our top ten producing wells represent approximately 45% of our estimated proved reserves.  Six of those ten wells represent proved developed nonproducing reserves.  The reserve estimates related to proved developed nonproducing reserves have greater uncertainty and a higher degree of risk than proved developed producing reserves as discussed above.  In addition, approximately 84% of our estimated proved reserves are located in three geographic areas, the Austin Chalk (Trend), the Cotton Valley Pinnacle Reefs/Sands area and in south Louisiana.  Such concentration of reserves makes us more susceptible to adverse developments with respect to any single well or area of operations and substantially dependent upon a few selected oil and gas properties.  An adverse event related to a single well or geographic area may have a significant adverse effect on our reserves, production, cash flow and general financial condition.

We may not be able to replace production with new reserves.

In general, the volume of production from an oil and gas property declines as reserves related to that property are depleted.  The decline rates depend upon reservoir characteristics.  Historically, our oil and gas properties have had steep rates of decline and short estimated productive lives.  While the average productive life of our reserves has improved slightly, our oil and gas properties are generally considered short-lived reserves with an average productive life of approximately 5.1 years at December 31, 2001 (based upon 2001 production levels).  Our oil and gas reserves will decline as they are produced unless we are able to conduct successful development and exploration activities or acquire properties with proved reserves.  Our current oil and gas properties do not present significant opportunities to replace depleted reserves through developmental activities.  We rely more upon the higher risk exploration activities in an attempt to replace produced reserves.  We cannot assure you that we can successfully find and produce reserves economically or acquire additional proved reserves at acceptable costs in the future.

Our estimates and assumptions can have a significant impact on the application of our critical accounting policies.

We account for our oil and gas activities using the successful efforts method of accounting.  This method requires us to expense, as incurred, geological and geophysical (G&G) costs and the costs of drilling unsuccessful exploratory wells.  Because our focus is now primarily on exploration activities, many of the estimates and assumptions we use in the application of successful efforts method of accounting can significantly affect our profitability.  These include estimates and assumptions regarding our oil and gas reserves and the related present value of their future net cash flows, estimates and assumptions regarding the value of our unproved properties, and judgments regarding the status of in-progress exploratory wells.

Generally accepted accounting principles do not require, or even permit, the restatement of previously issued financial statements due to changes in estimates.  We are required to use our best judgment in making estimates and assumptions, taking into consideration the best and most current data available to us at the time of the estimate.  At each accounting period, we make a new estimate using new data, and continue the cycle.  You should be aware that estimates prepared at various times may be substantially different due to new or additional information.  While an estimate made at one point in time may differ from an estimate made at a later date, both may be proper due to the differences in available information or assumptions.

We may not be able to fund our planned capital expenditures.

We have spent and will continue to spend a substantial amount of capital for the exploration, development, acquisition and production of oil and gas reserves.  Without continuing to expend substantial capital in such activities, we will not be able to replace the production from our existing oil and gas reserves with new reserves.  We anticipate that our capital expenditures for 2002 will be approximately $48.7 million.  We believe that we will be able to fund such capital expenditures from cash flow from operations and availability under the Credit Facility.  However, those capital resources may be limited and insufficient to fund our planned capital expenditures if there are decreases in oil and natural gas prices, reductions in anticipated production, operating or marketing difficulties and other factors, many of which are beyond our control.  If cash flow from operations and availability under the Credit Facility are insufficient to fund our planned capital expenditures, we may be forced to either reduce our level of capital expenditures, sell assets or seek alternative sources of financing.  A reduction in our planned capital expenditures or a sale of assets may adversely affect our ability to replace depleted oil and gas reserves, reduce our ability to generate cash flow and adversely affect the borrowing base under the Credit Facility.  We cannot assure you that alternative sources of financing, such as vendor financing or the issuance of debt and equity securities, will be available on terms acceptable to us.

We are primarily controlled by our principal stockholder.

Clayton W. Williams beneficially owns, either individually or through his affiliates, approximately 50% of the outstanding shares of our common stock.  Mr. Williams is also our Chairman of the Board and Chief Executive

Officer.  As a result, Mr. Williams has significant influence in matters voted on by our shareholders and in management decisions.  Since our Board of Directors has no Nominating Committee, Mr. Williams effectively controls the selection and election of our Board members.  Mr. Williams actively participates in all facets of our business and has a significant impact on both our business plan and daily operations.

The loss of key personnel could adversely affect our ability to operate.

We depend, and will continue to depend in the foreseeable future, on the services of our officers and key employees with extensive experience and expertise in evaluating and analyzing producing oil and gas properties and drilling prospects, maximizing production from oil and gas properties and marketing oil and gas production.  Our ability to retain our officers and key employees is important to our continued success and growth.  The unexpected loss of the services of one or more of these individuals could have a detrimental effect on our business.

Our business is subject to many operational risks that may cause production or transportation difficulties and may result in significant liabilities.

Our success is significantly affected by risks associated with our drilling and other operational activities.  We do not conduct drilling operations ourselves, but hire drilling companies at standard industry rates.  Costs of drilling differ greatly depending upon demand for drilling rigs and any difficulties encountered during drilling.  These costs directly affect our profitability.  Perhaps the most significant drilling risk is the risk that no oil or gas will be found that can be produced commercially.  If we are not successful in finding oil or gas when drilling, or if drilling costs are significantly higher than projected, it will adversely affect our financial results.

Our production and other operations, and the transportation of our production by others, also involve a number of hazards and risks such as fires, natural disasters, explosions, blowouts and spills.  These hazards and risks may result in property damage or personal injury and may cause operations to be suspended.  We maintain insurance coverage that we consider adequate and customary in the oil and gas industry.  However, we are not fully insured against some of these risks, either because the insurance is not available or because of high premium costs.  If a significant accident or other event happens and is not fully covered by insurance, it could adversely affect our financial condition and operations.

Some of our competitors have substantially greater resources which may give them a competitive advantage over us.

We have substantial competition in acquiring seismic data, leasehold acreage and proved properties, marketing oil and gas, and employing trained personnel.  Many of our competitors have substantially larger financial resources, staffs and facilities.  If we directly compete against one of those larger companies in a desired acquisition of oil and gas properties or in the hiring of experienced and skilled personnel, we may not have the resources available to obtain the result we would like.  As a result, we must carefully select our acquisition prospects, personnel moves and similar matters.

We are subject to complex government laws and regulation, including environmental regulations, that may result in increased expenses and exposure to liability.

Our operations are affected from time to time in varying degrees by political developments and federal, state and local laws and regulations.  In particular, oil and gas production, operations and economics are or have been significantly affected by price controls, taxes and other laws.  We cannot predict how existing laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on our business, financial condition or results of operations.

Specifically, our operations are subject to complex and constantly changing environmental laws and regulations adopted by federal, state and local governmental authorities.  We believe that compliance with those laws has not significantly affected our operations to-date.  Nevertheless, if we discharge oil, gas or other pollutants into the air, soil or water, we may incur significant liabilities to the government and third parties.  Our results of operations and financial condition may be adversely affected by existing or future environmental laws or regulations.

Item 2 -          Properties

The Company’s properties consist primarily of oil and gas wells and its ownership in leasehold acreage, both developed and undeveloped.  At December 31, 2001, the Company had interests in 491 gross (339.9 net) oil and gas wells and owned leasehold interests in 570,425 gross (314,217 net) undeveloped acres.

Reserves

The following table sets forth certain information as of December 31, 2001 with respect to the Company’s estimated proved oil and gas reserves, present value of proved reserves and standardized measure of discounted future net cash flows.

	Proved Developed		Proved
	Producing	Nonproducing	Undeveloped	Total
	(Dollars in thousands)
Oil and natural gas liquids (MBbls)	7,632	782	877	9,291
Gas (MMcf)	42,329	32,078	567	74,974
Total (MMcfe)	88,121	36,770	5,829	130,720
Present value of proved reserves	$126,508	$58,184	$2,176	$186,868
Standardized measure of discounted future net cash flows				$164,588

The following table sets forth certain information as of December 31, 2001 regarding the Company’s proved oil and gas reserves in each of its principal producing areas.

Proved Reserves

				Percent of Total Gas Equivalent	Present Value of Proved Reserves	Percentage of Present Value of Proved Reserves

	Oil (a) (MBbls)	Gas (MMcf)	Total Gas Equivalent (MMcfe)

					(In thousands)
Trend	7,065	4,993	47,383	36.2%	$56,915	30.5%
Cotton Valley
Reefs/Sands	—	31,740	31,740	24.3%	52,465	28.1%
Louisiana	358	27,923	30,071	23.0%	50,790	27.2%
New Mexico /
West Texas	1,558	3,652	13,000	10.0%	13,889	7.4%
Other	310	6,666	8,526	6.5%	12,809	6.8%
Total	9,291	74,974	130,720	100.0%	$186,868	100.0%

(a)       Includes natural gas liquids.

The estimates of proved reserves at December 31, 2001, and their estimated present value, were derived from a report prepared by Williamson Petroleum Consultants, Inc.  Estimated recoverable proved reserves have been determined without regard to any economic impact that may result from commodity derivatives.  These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC guidelines.  The estimated present value of proved reserves does not give effect to indirect expenses such as general and administrative expenses, debt service and future income tax expense or to depletion, depreciation and amortization.

In accordance with applicable guidelines of the SEC, the estimates of the Company’s proved reserves and the present value of proved reserves set forth herein are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. Estimated quantities of proved reserves and their present value are affected by changes in oil and gas prices.  The weighted average of the sales prices utilized for the purposes of estimating the Company’s proved reserves and the present value of proved reserves as of December 31, 2001 were $17.92 per Bbl of oil and natural gas liquids and $2.64 per Mcf of gas, as compared to $25.12 per Bbl of oil and $10.09 per Mcf of gas as of December 31, 2000.The Company estimates that a $1.00 per Bbl change in oil price and a $.50 per Mcf change in gas price from those utilized in calculating the present value of proved reserves would change the present value by $6.3 million and $27.9 million, respectively.

There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and their present value, and in projecting future rates of production and timing of development expenditures, including many factors beyond the Company’s control.  The reserve information shown is estimated.  Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner.  The accuracy of any reserve estimate is a function of the quality of available data, the precision of the engineering and geological interpretation, and judgment.  As a result, estimates of different engineers often vary.  The estimates of reserves, future cash flows and present value are based on various assumptions, including those prescribed by the SEC, and are inherently imprecise.  Actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.  Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which the Company’s business or the oil and natural gas industry in general are subject.  See “Risk Factors.”

Since January 1, 2001, the Company has not filed an estimate of its net proved oil and gas reserves with any federal authority or agency other than the Commission.

Exploration and Development Activities

The Company drilled, or participated in the drilling of, the following numbers of wells during the periods indicated.  Wells in progress at the end of any period are excluded.

	Year Ended December 31,
	2001		2000		1999
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Oil	28	17.5	41	33.0	3	2.4
Gas	5	2.2	11	1.7	1.3
Dry	—	—	1.4		1.5
Total	33	19.7	53	35.1	5	3.2

Exploratory Wells:
Oil	1.2		1.5		1.6
Gas	18	14.6	8	5.3	2	2.0
Dry	14	9.8	10	4.8	3	1.1
Total	33	24.6	19	10.6	6	3.7

Total Wells:
Oil	29	17.7	42	33.5	4	3.0
Gas	23	16.8	19	7.0	3	2.3
Dry	14	9.8	11	5.2	4	1.6
Total	66	44.3	72	45.7	11	6.9

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

Productive Well Summary

The following table sets forth certain information regarding the Company’s ownership, as of December 31, 2001, of productive wells in the areas indicated.

	Oil		Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Trend	308	239.2	25	17.1	333	256.3
New Mexico / West Texas	65	40.8	12	1.3	77	42.1
Louisiana	2	1.1	7	5.6	9	6.7
Cotton Valley	—	—	11	10.1	11	10.1
Other	12	8.4	49	16.3	61	24.7
Total	387	289.5	104	50.4	491	339.9

The Company seeks to serve as operator of the wells in which it owns a significant interest.  As operator of a well, the Company is able to manage drilling and production operations as well as other matters affecting the production and sale of oil and gas. In addition, the Company receives fees from other working interest owners for the operation of the wells. At December 31, 2001, the Company was the operator of 358 wells, or 73% of the 491 total wells in which it has a working interest.  On an Mcfe basis, production from these operated wells represented 90% of the Company’s total net oil and gas production for 2001.

Volumes, Prices and Production Costs

            The following table sets forth certain information regarding the production volumes of, average sales prices received from, and average production costs associated with the Company’s sales of oil and gas for the periods indicated.

	Year Ended December 31,
	2001	2000	1999
Oil and Gas Production Data :
Oil (MBbls)	2,142	2,386	1,876
Natural gas liquids (MBbls)	249	220	194
Gas (MMcf)	11,113	7,593	4,220
Total (MMcfe)	25,461	23,229	16,640

Average Oil and Gas Sales Price (1):
Oil ($/Bbl)	$25.83	$29.44	$17.44
Natural gas liquids ($/Bbl)	$16.05	$20.54	$12.38
Gas ($/Mcf)	$4.23	$3.70	$2.07

Average Production Costs
Lease operations ($/Mcfe)(2)	$.81	$.79	$.67

(1)                      Includes effects of hedging transactions.

(2)                      Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), workover costs and the administrative costs of production offices, insurance and property and severance taxes.

Through 2000, the Company reported its natural gas production on a wet stream basis, whereby the Btu content of natural gas liquids was included with natural gas.  Effective December 31, 2000, the Company changed its method of estimating future natural gas production from a wet stream to a dry stream, whereby the natural gas liquids to be derived from natural gas production will be measured in barrels and will be included with oil production.  Amounts shown in the preceding table for 2000 and 1999 have been restated to be comparable to 2001.

Development, Exploration and Acquisition Expenditures

                The following table sets forth certain information regarding the costs incurred by the Company in its development, exploration and acquisition activities during the periods indicated.

	Year Ended December 31,
	2001	2000	1999
		(In thousands)
Property Acquisitions:
Proved	$1,278	$—	$—
Unproved	14,418	11,131	3,221
Developmental Costs	19,692	36,510	8,199
Exploratory Costs	75,857	32,297	6,912
Total	$111,245	$79,938	$18,332

Acreage

The following table sets forth certain information regarding the Company’s developed and undeveloped leasehold acreage as of December 31, 2001 in the areas indicated.  This table excludes options to acquire leases and acreage in which the Company’s interest is limited to royalty, overriding royalty and similar interests.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Trend / Cotton Valley	129,241	113,497	42,578	32,659	171,819	146,156
Louisiana	2,163	1,574	41,831	37,676	43,994	39,250
West Texas / New Mexico	2,690	1,945	44,286	17,543	46,976	19,488
Other (1)	16,468	6,837	291,168	102,486	307,636	109,323
Total	150,562	123,853	419,863	190,364	570,425	314,217

(1)                                  Net undeveloped acres are attributable to the following areas:  Nevada - 31,667, Colorado - 18,684; Alabama - 13,599; the Bossier Sands area - 13,242, Mississippi - 7,632; Wyoming - 7,583; the Glen Rose area in Southeast Texas - 7,211; and other - 2,868.

Item 3 -          Legal Proceedings

Special Note:  Certain statements set forth below under this caption constitute “forward-looking statements.”  See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for additional factors relating to such statements.

The Company is a defendant in a suit filed in October 1995 styled The State of Texas, et al v. Union Pacific Resources Company et al, which case is presently pending in Lee County, Texas. The suit attempts to establish a class action consisting of unidentified royalty and working interest owners throughout the State of Texas. Among other things, the plaintiffs are seeking actual and exemplary damages for alleged violation of various statutes relating to common carriers and common purchasers of crude oil including discrimination in the purchase of oil by giving preferential treatment to defendants’ own oil and conspiring to keep the posted price or sales price of oil below market value. A general denial has been filed.  The Company is neither a common purchaser nor common carrier of oil.  The plaintiffs have not undertaken any actions to prosecute this case since January 1996.  Lead counsel for the plaintiffs withdrew from the case in 1996, and counsel for the individual named plaintiffs filed a Motion to Withdraw from the case in 1998.  There has been no effort by the plaintiffs to have this case certified as a class since January 1996.  Management of the Company believes there is no merit to the allegations as they relate to the Company or its operations.

In addition, the Company is a defendant or codefendant in minor lawsuits that have arisen in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect any of these to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 4 -          Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders of the Registrant during the fourth quarter of its fiscal year ended December 31, 2001.

PART II

Item 5 -          Market for the Registrant’s Common Stock and Related Stockholder Matters

The Company’s Common Stock is quoted on the Nasdaq Stock Market’s National Market under the symbol “CWEI”.  As of December 31, 2001, there were approximately 1,500 beneficial and record stockholders.  The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock, as reported on the National Market:

	High	Low
Year Ended December 31, 2001:
Fourth Quarter	$15.85	$8.78
Third Quarter	16.95	8.10
Second Quarter	22.35	14.90
First Quarter	29.75	16.75

Year Ended December 31, 2000:
Fourth Quarter	$43.94	$19.25
Third Quarter	46.13	27.00
Second Quarter	34.94	13.75
First Quarter	16.25	9.00

The quotations in the table above reflect inter–dealer prices without retail markups, markdowns or commissions.  On March 22, 2002, the last reported sale price for the Common Stock on the Nasdaq Stock Market’s National Market was $12.15.

The Company has not paid any cash dividends on its Common Stock, and the Board of Directors does not anticipate paying any cash dividends in the foreseeable future.  The terms of the Company’s secured bank credit facility limit the payment of cash dividends by the Company during any fiscal year to a maximum of 50% of the Company’s net income during such period, assuming compliance with other terms thereof.  Subject to the restrictions imposed by the Company’s lenders, future dividend policy will depend on a number of factors, including future earnings, capital requirements, the financial condition and future prospects of the Company and such other factors as the Board of Directors may deem relevant.

In July 2000, the Company’s Board of Directors authorized the expenditure of up to $2 million for the repurchase of shares of the Company’s common stock on the open market at times and prices deemed appropriate by the Company’s management.  This authorization expires in July 2002.  To date, the Company has spent $1.2 million to repurchase and cancel 99,300 shares of common stock, of which 64,300 shares were repurchased during the year ended December 31, 2001 at an aggregate cost of $795,000.

Item 6 -          Selected Financial Data

The following table sets forth selected consolidated financial data for the Company as of the dates and for the periods indicated. The consolidated financial data for each of the years in the five-year period ended December 31, 2001 was derived from audited financial statements of the Company.  The data set forth in this table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements.

	Year Ended December 31,
	2001	2000	1999	1998	1997
		(In thousands, except per share)
Statement of Operations Data:
Revenues:
Oil and gas sales	$106,183	$103,150	$44,366	$51,932	$70,929
Natural gas services	8,820	6,682	3,684	3,795	4,559
Total revenues	115,003	109,832	48,050	55,727	75,488

Costs and expenses:
Lease operations	20,637	18,346	11,222	14,237	16,205
Exploration:
Abandonments and impairments	29,412	12,657	5,245	16,128	2,692
Seismic and other	12,868	7,953	1,418	4,501	7,629
Natural gas services	7,467	5,591	3,098	3,242	3,955
Depreciation, depletion and amortization	37,689	27,794	20,810	31,665	31,273
Impairment of property and equipment	18,170	—	81	8,493	236
General and administrative	7,456	5,951	3,929	4,299	4,181
Total costs and expenses	133,699	78,292	45,803	82,565	66,171
Operating income (loss)	(18,696)	31,540	2,247	(26,838)	9,317

Other income (expense):
Interest expense	(2,925)	(2,310)	(2,893)	(2,384)	(1,767)
Gain on sales of property and equipment	10,986	1,031	10,926	53	155
Change in fair value of derivatives	2,227	—	—	—	—
Other income	66	269	474	85	62
Total other income (expense)	10,354	(1,010)	8,507	(2,246)	(1,550)

Income (loss) before income taxes and cumulative effect of accounting change	(8,342)	30,530	10,754	(29,084)	7,767
Income tax expense (benefit)	(3,202)	2,717	—	—	—
Income (loss) before cumulative effect of accounting change	(5,140)	27,813	10,754	(29,084)	7,767
Cumulative effect of accounting change, net of tax	(164)	—	—	—	—
NET INCOME (LOSS)	$(5,304)	$27,813	$10,754	$(29,084)	$7,767

Income (loss) per common share:
Basic:
Before cumulative effect of accounting change	$(.56)	$3.02	$1.19	$(3.27)	$.87
Cumulative effect of accounting change	(.02)	—	—	—	—
Net income (loss)	$(.58)	$3.02	$1.19	$(3.27)	$.87

Diluted:
Before cumulative effect of accounting change	$(.56)	$2.91	$1.18	$(3.27)	$.85
Cumulative effect of accounting change	(.02)	—	—	—	—
Net income (loss)	$(.58)	$2.91	$1.18	$(3.27)	$.85

Weighted average common shares outstanding:
Basic	9,219	9,211	9,005	8,905	8,888
Diluted	9,219	9,543	9,148	8,905	9,094

Other Data:
Net cash provided by operating activities	$67,059	$72,471	$24,738	$33,505	$39,324
EBITDAX (1)	$79,975	$81,280	$30,075	$34,324	$51,729

	December 31,
	2001	2000	1999
Balance Sheet Data:		(In thousands)
Working capital (deficit)	$(17,779)	$(18,656)	$(6,649)
Total assets	183,279	164,864	109,166
Long-term debt	62,000	30,000	30,500
Stockholders’ equity	82,280	85,777	56,117

(1)           EBITDAX refers to earnings before interest expense, income taxes, depreciation, depletion and amortization, impairment of property and equipment, exploration costs, other non-cash charges/credits and other income/expense.  EBITDAX is a financial measure commonly used in the Company’s industry and should not be considered in isolation or as a substitute for net income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company’s profitability or liquidity.

Item 7 -          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note:  Certain statements set forth below under this caption constitute “forward-looking statements.”  See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for additional factors relating to such statements.

The following discussion is intended to help you understand the historical consolidated financial position of CWEI at December 31, 2001, and our results of operations and cash flows for each of the three years in the period ended December 31, 2001.  Our historical Consolidated Financial Statements and notes thereto included in this Form 10-K contain detailed information that you should consider in conjunction with this discussion.

Overview

Since 1997, we have been aggressively transforming CWEI from a development driller of horizontal wells in the Austin Chalk (Trend) to an exploration company committed to generating and drilling exploratory prospects, primarily through advanced seismic technology.  We are now concentrating our efforts toward finding and producing oil and natural gas through exploration activities, principally in the Miocene Trend in south Louisiana and the Cotton Valley Pinnacle Reefs/Sands area of east central Texas.

Since our inception, we have accounted for our oil and gas activities using the successful efforts method of accounting.  Under this method, geological and geophysical (G&G) costs and exploratory dry hole costs are expensed as incurred.  Companies that emphasize developmental drilling are usually not affected to a large degree by these costs, making the successful efforts method a preferred accounting method for those companies.  At the time of our initial public offering, we were heavily concentrated in lower risk, developmental drilling and spent an insignificant portion of our capital budget on G&G costs and exploratory drilling.  The alternative to the successful efforts method is the full cost method of accounting.  Companies that are heavily involved in exploration activities most often select this method so they can capitalize G&G costs and exploratory dry hole costs, and thereby reduce the level of volatility in their reported earnings.

Although we have made the transition to an exploration company, we plan to continue using the successful efforts method of accounting and accept the earnings volatility that comes with it.  Through discussions like this, we will attempt to explain how the application of this method affects our financial statements, and assist you in making your analysis of our performance as compared to our peers.  Below, you will find a detailed discussion about our critical accounting policies and the estimates and assumptions we must use to follow the successful efforts method of accounting.

Critical Accounting Policies

Summary

In this section, we will identify the critical accounting policies we follow in preparing our financial statements and disclosures.  Many of these policies require us to make difficult, subjective and complex judgments in the course of making estimates of matters that are inherently imprecise.  We will explain the nature of these estimates, assumptions and judgments, and the likelihood that materially different amounts would be reported in our financial statements under different conditions or using different assumptions.

The following table lists our critical accounting policies, the estimates and assumptions that can have a significant impact on the application of these accounting policies, and the financial statement accounts affected by these estimates and assumptions.

Accounting Policies	Estimates or Assumptions	Accounts Affected
Successful efforts accounting for oil and gas properties	• Reserve estimates • Valuation of unproved properties	• Oil and gas properties • Accumulated DD&A
	• Judgment regarding status of in-progress exploratory wells	• Provision for DD&A • Impairment of unproved properties
• Abandonment costs (dry hole costs)
Impairment of proved properties	•Reserve estimates and related present value of future net revenues	• Oil and gas properties • Accumulated DD&A
• Impairment of proved properties

Significant Estimates and Assumptions

Oil and gas reserves

Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner.  The accuracy of a reserve estimate depends on the quality of available geological and engineering data, the precision of the interpretation of that data, and judgment based on experience and training.  As a result, estimates of different petroleum engineers often vary, and the variances can be material.  Annually, we engage an independent petroleum engineering firm to evaluate our oil and gas reserves.  As a part of this process, our internal reservoir engineer and the independent engineers exchange information and attempt to reconcile any material differences in estimates and assumptions.  We believe this reconciliation process improves the accuracy of the reserve estimates by reducing the likelihood of a material error in judgment.

The techniques used in estimating reserves usually depend on the nature and extent of available data, and the accuracy of the estimates vary accordingly.  As a general rule, the degree of accuracy of reserve estimates varies with the reserve classification and the related accumulation of available data, as shown in the following table.

Type of Reserves	Nature of Available Data	Degree of Accuracy
Proved undeveloped	Data from offsetting wells, seismic data	Least accurate

Proved developed nonproducing	Logs, core samples, well tests, pressure data	More accurate

Proved developed producing	Production history, pressure data over time	Most accurate

Assumptions as to future commodity prices and operating and capital costs also play a significant role in estimating oil and gas reserves and the estimated present value of the cash flows to be received from the future production of those reserves.  Volumes of recoverable reserves are affected by the assumed prices and costs due to what is known as the economic limit (that point in the future when the projected costs and expenses exceed the projected revenues).  But more significantly, the estimated present value of future cash flows from the reserves is extremely sensitive to prices and costs, and may vary materially based on different assumptions.  SEC guidelines require that pricing parameters be tied to the price received for oil and natural gas on the effective date of the reserve report.  This requirement can cause significant changes from period to period given the volatile nature of oil and gas product prices, as illustrated in the following table.

	Proved Reserves		Average Price		Present Value
	Oil	Gas	Oil	Gas	of Proved
	(MMBbls)	(Bcf)	($/Bbl)	($/Mcf)	Reserves
					(In millions)
As of December 31:
2001	9.3	75.0	$17.92	$2.64	$186.9
2000	12.9	28.3	$25.12	$10.09	$307.5
1999	11.9	30.1	$25.09	$2.36	$176.5

Valuation of unproved properties

Placing a fair market value on unproved properties (also known as prospects) is very subjective since there is no quoted market for undeveloped exploratory prospects.  The negotiated price of any prospect between a willing seller and willing buyer depends on the specific facts regarding the prospect, including:

•            The location of the prospect in relation to known fields and reservoirs, available markets and transportation systems for oil and gas production in the vicinity, and other critical services;

•            The nature and extent of G&G data on the prospect;

•            The terms of the leases holding the acreage in the prospect, such as ownership interests, expiration terms, delay rental obligations, depth limitations, drilling and marketing restrictions, and similar terms;

•            The prospect’s risk-adjusted potential for return on investment, giving effect to such factors as potential reserves to be discovered, drilling and completion costs, prevailing commodity prices, and other economic factors; and

•            The results of drilling activity in close proximity to the prospect that could either enhance or condemn the prospect’s chances of success.

Effects of Estimates and Assumptions on Financial Statements

Generally accepted accounting principles do not require, or even permit, the restatement of previously issued financial statements due to changes in estimates.  We are required to use our best judgment in making estimates and assumptions, taking into consideration the best and most current data available to us at the time of the estimate.  At each accounting period, we make a new estimate using new data, and continue the cycle.  You should be aware that estimates prepared at various times may be substantially different due to new or additional information.  While an estimate made at one point in time may differ from an estimate made at a later date, both may be proper due to the differences in available information or assumptions.  In this section, we will discuss the effects of different estimates on our financial statements.

Provision for DD&A

We compute our provision for DD&A on a units-of-production method.  Each quarter, we use the following formulas to compute the provision for DD&A for each of our producing properties (or appropriate groups of properties based on geographical and geological similarities):

•            DD&A Rate = Unamortized Cost  ÷  Beginning of Period Reserves

•            Provision for DD&A = DD&A Rate  ×  Current Period Production

Reserve estimates have a significant impact on the DD&A rate.  If reserve estimates are revised downward in future periods, the DD&A rate will increase as a result of the revision.  Alternatively, if reserve estimates are revised upward, the DD&A rate will decrease.

Impairment of Unproved Properties

Each quarter, we review our unproved oil and gas properties to determine if there has been, in our judgment, an impairment in value of each prospect that we consider individually significant.  To the extent that the carrying cost of a prospect exceeds its estimated value, we make a provision for impairment of unproved properties, and record the provision as abandonments and impairments within exploration costs on our statement of operations.  If the value is revised upward in a future period, we do not reverse the prior provision, and we continue to carry the prospect at a net cost that is lower than its estimated value.  If the value is revised downward in a future period, an additional provision for impairment is made in that period.

Impairment of Proved Properties

Each quarter, we assess our producing properties for impairment.  If we determine there has been an impairment in any of our producing properties (or appropriate groups of properties based on geographical and geological similarities), we will estimate the value of each affected property.  Instead of using the parameters required by an SEC-based reserve report, we try to evaluate each property using reserve classifications and pricing parameters similar to what a willing seller and willing buyer might use.  These parameters may include escalations of prices instead of constant pricing, and they may also include the risk-adjusted value of reserves that do not qualify as proved reserves.  To the extent that the carrying cost for the affected property exceeds its estimated value, we make a provision for impairment of proved properties.  If the value is revised upward in a future period, we do not reverse the prior provision, and we continue to carry the property at a net cost that is lower than its estimated value.  If the value is revised downward in a future period, an additional provision for impairment is made in that period.

Judgment Regarding Status of In-Progress Wells

On a quarterly basis, we review the status of each in-progress well to determine the proper accounting treatment under the successful efforts method of accounting.  Cumulative costs on in-progress wells remain capitalized until their productive status becomes known.  If an in-progress exploratory well is found to be unsuccessful (often referred to as a dry hole) prior to the issuance of our financial statements, we write-off all costs incurred through the balance sheet date to abandonments and impairments expense, a component of exploration costs.  Costs incurred on that dry hole after the balance sheet date are charged to exploration costs in the period incurred.

Occasionally, we are unable to make a final determination about the productive status of a well before we are required to release our financial statements.  In these cases, we leave the well classified as in-progress until we have had sufficient time to conduct additional completion or testing operations and to evaluate the pertinent G&G and engineering data obtained.  At the time when we are able to make a final determination of a well’s productive status, the well is removed from the in-progress status and the proper accounting treatment is recorded.

Liquidity and Capital Resources

Overview

Our primary financial resource is our base of oil and gas reserves.  We pledge our producing oil and gas properties to secure a line of credit, called a Credit Facility, with a group of banks.  The banks establish a borrowing base by making an estimate of the collateral value of our oil and gas properties.  We borrow funds on the Credit Facility as needed to supplement our operating cash flow as a financing source for our capital expenditure program. Our capital expenditure program is dependent upon the level of product prices and the success of our exploration program in replacing our existing oil and gas reserves.  If product prices decrease, our operating cash flow may decrease and the banks may require additional collateral or reduce our borrowing base, thus reducing funds available to fund our capital expenditure program.  If our exploration program does not replace our oil and gas reserves, we may also suffer a reduction in our operating cash flow and access to funds under the Credit Facility.  Under extreme circumstances, product price reductions or exploration drilling failures could allow the banks to seek to foreclose on our oil and gas properties, thereby threatening our financial viability.

In this section, we will describe our current plans for capital spending, identify the capital resources available to finance our capital spending, and discuss certain factors that can affect our liquidity and capital resources.

Capital Expenditures

We presently plan to spend approximately $48.7 million on exploration and development activities during 2002, as summarized by area in the following table.

	Planned Expenditures for 2002
		Percent
	Total	of Total
	(In thousands)
South Louisiana	$31,200	64%
Cotton Valley Reefs/Sands	11,500	24%
Austin Chalk (Trend)	2,400	5%
West Texas	2,500	5%
Other Areas	1,100	2%
	$48,700	100%

Approximately 95% of the planned expenditures relate to exploratory prospects, as compared to approximately 84% of actual expenditures in 2001 and 63% of actual expenditures in 2000.  Exploratory prospects involve a higher degree of risk than developmental prospects, but may also offer a higher reserve potential and rate of return on investment.  You need to be aware that actual expenditures during 2002 may be substantially higher than these estimates as our plans for exploration and development activities change throughout the year.  We do not attempt to forecast our success rate on exploratory drilling.  Accordingly, these current estimates do not include any costs we may incur to complete our successful exploratory wells and construct the required production facilities for these wells.  Also, we are actively searching for other opportunities to increase our oil and gas reserves, including the evaluation of new prospects for exploratory and developmental drilling activities and potential acquisitions of proved oil and gas reserves.  Other factors, such as prevailing product prices and the availability of capital resources, could also increase or decrease the ultimate level of expenditures during 2002.

Credit Facility

We use one Credit Facility for both our short-term liquidity and our long-term financing needs.  The funds available to us at any time under this Credit Facility are limited to the amount of the borrowing base established by the banks.  As long as we have sufficient availability on the Credit Facility to meet our obligations as they come due, we have sufficient liquidity.

At the beginning of 2001, we had an outstanding balance on the Credit Facility of $30 million, and the borrowing base was $50 million, leaving $20 million of availability.  During 2001, we generated cash flow from operating activities of $67.1 million, received $16.3 million from the sales of property and equipment, and spent $114.4 million on capital expenditures and other investments, resulting in a cash flow deficit of approximately $31 million.  As the year progressed, the banks redetermined the borrowing base twice, raising it to $75 million in June 2001 and $85 million in December 2001.  This permitted us to finance our cash flow deficit by borrowing $32 million on the Credit Facility, bringing our outstanding balance at December 31, 2001 to $62 million.  Since our debt increased $32 million during the year, but our borrowing base increased $35 million during the same time frame, we were able to increase our borrowing availability during 2001 through reserve additions despite declining prices.

Using the Credit Facility for both our short-term liquidity and long-term financing needs can cause unusual fluctuations in our reported working capital, depending on the timing of receipts and expenditures.  On a daily basis, we use most of our available cash to pay down our outstanding balance on the Credit Facility, which is classified as a non-current liability since we have no required principal reductions.  As we use cash to pay a non–current liability, our reported working capital decreases.  Conversely, as we draw on the Credit Facility for funds to pay current liabilities (such as payables for drilling and operating costs), our reported working capital increases.  For this reason, the working capital covenant related to the Credit Facility permits us to include the amount of funds available on the Credit Facility as a current asset when computing the working capital ratio at any balance sheet date.  Our working capital deficit at December 31, 2001 was $17.8 million, as compared to $18.7 million at December 31, 2000.  With the addition of the available funds on the Credit Facility, our working capital on this basis would be a positive $5.2 million at December 31, 2001, as compared to a positive $1.3 million at December 31, 2000.

The banks redetermine the borrowing base at least twice a year, in May and November.  If at any time, the borrowing base is less than the amount of outstanding indebtedness, we will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement.  The loan agreement contains financial covenants that are computed quarterly and requires us to maintain minimum levels of working capital, cash flow and net tangible assets.  We were in compliance with all of the financial and non-financial covenants at December 31, 2001.

Uncertainties Regarding Liquidity and Capital Resources

Based on our internal projections for 2002, we believe that the amount of funds available to us on the Credit Facility, when combined with our projected operating cash flow, will be sufficient to finance our capital expenditures and will provide us with adequate liquidity.  Although we believe the assumptions and estimates made in our projections are reasonable, uncertainties exist which could cause the borrowing base to be less than expected, cash flow to be less than expected, or capital expenditures to be more than expected.  Any of these uncertainties could create a liquidity issue and could require us to reduce capital expenditures, sell assets, or seek alternative capital resources.  Below is a discussion of certain significant factors that could adversely affect our liquidity.

Adverse changes in reserve estimates or commodity prices could reduce the borrowing base.  The banks establish the borrowing base at least twice annually by preparing a reserve report using price-risk assumptions they believe are proper under the circumstances.  Any adverse changes in estimated quantities of reserves, the pricing parameters being used, or the risk factors being applied, since the date of the last borrowing base determination, could lower the borrowing base.

Adverse changes in reserve estimates or commodity prices could reduce our cash flow from operating activities.  We rely on estimates of reserves to project our cash flow from operating activities.  If the forecasted production from those reserves is delayed or is lower than expected, our cash flow from operating activities may be lower than we anticipated.  Commodity prices also impact our cash flow from operating activities.  We project that a $1 drop in oil price and a $.50 drop in gas price would reduce our gross revenues by $1.6 million and $7.1 million, respectively, before giving effect to hedging activities.  See “Quantitative and Qualitative Disclosure About Market Risks.”

Delays in bringing successful wells on production may reduce our liquidity.  As a general rule, we experience a significant lag time between the initial cash outlay on a prospect and the inclusion of any value for such prospect in the borrowing base.  Until a well is on production, the banks may assign only a minimal borrowing base value to the well.  Delays in bringing wells on production may reduce the borrowing base significantly, depending on the amounts borrowed and the length of the delays.

Oil and gas reserves are depletable assets.  We must replace our existing production with newly discovered reserves, or we will liquidate our asset base.  If we fail to find new reserves to add to the borrowing base, we may not have sufficient funds to continue drilling activities.

Adverse changes in the borrowing base may cause outstanding debt to equal or exceed the borrowing base.  In this event, we will not be able to borrow any additional funds, and we will be required to repay the excess or convert the debt to a term note.  Without availability on the Credit Facility, we may be unable to meet our obligations as they mature.

We may not be able to comply with certain financial covenants in the Credit Facility if the borrowing base does not increase.  The Credit Facility requires us to maintain minimum levels of working capital.  Because the amount available on the Credit Facility is a source of liquidity, the banks allow us to add the amount available to our current assets in computing working capital.  The covenant requires a coverage ratio of at least 1 to 1.  The Company may not be able to maintain this ratio unless the borrowing base is increased due to new reserve additions, improved reserve performance, or favorable price changes.

Alternative Capital Resources

Although our base of oil and gas reserves, as collateral for the Credit Facility, has historically been our primary capital resource, we have in the past, and could in the future, use alternative capital resources, such as asset sales, vendor financing arrangements, and/or issuances of common stock through a secondary public offering or a rights offering.  We could also issue subordinated debt or preferred stock in a public or a private placement if we choose to raise capital through either of these markets.  While we believe we would be able to obtain funds through one or more of these alternatives, if needed, we cannot assure you that these resources would be available on terms acceptable to us.

Off-Balance Sheet Arrangement

In May 2001, we invested approximately $1.6 million as a limited partner in a partnership formed to purchase and operate two commercial office buildings in Midland, Texas, one of which is the location of our corporate headquarters.  In addition, we loaned the partnership $100,000 against an unsecured note due in September 2002 and guaranteed up to $675,000 of partnership indebtedness.  If the guarantee is not called, our ownership interest in the partnership is 31.9% before payout (as defined in the partnership agreement) and 33.4% after payout.  If the guarantee is called, our interest will increase to 37.7% and 38.9%, respectively.  We are not liable for any indebtedness of the partnership except to the extent of the guarantee.  An affiliate of Mr. Williams serves as general partner of the partnership.  Since we do not manage or control the operations of these buildings, we utilize the equity method of accounting for its investment in this limited partnership.

Contractual Obligations and Contingent Commitments

The following table summarizes our contractual obligations as of December 31, 2001 by payment due date.

	Payments Due by Period
	Total	2002	2003 - 2005	2006 - 2007
		(In thousands)
Contractual obligations:
Long-term debt	$62,000	$—	$62,000	$—
Operating leases	2,814	758	1,613	443
Total contractual obligations	$64,814	$758	$63,613	$443

We are contingently liable with respect to a $675,000 guarantee of indebtedness related to our investment in the real estate partnership discussed in the section titled “Off-Balance Sheet Arrangement.”  The lender may call on our guarantee at any time if the partnership defaults on the loan.  Unless certain conditions are met with regards to the renewal or replacement of a major tenant in one of the buildings owned by the partnership, the guarantee will remain in force until the partnership indebtedness is paid in full.  The indebtedness matures in 2011.

In November 1999, we guaranteed loans from a bank to several of our employees, including Mr. Williams, in the aggregate amount of $834,000.  The proceeds of these loans were used to finance the exercise of employee stock options.  All of the employees except Mr. Williams have repaid the loans.  At December 31, 2001, we were contingently liable for the outstanding balance on Mr. Williams’ loan of $594,000.  The loan matures in 2005.

Results of Operations

                The following table sets forth certain operating information for the periods presented.

	Year Ended December 31,
	2001	2000	1999
Oil and Gas Production Data (1):
Oil (MBbls)	2,142	2,386	1,876
Natural gas liquids (MBbls)	249	220	195
Gas (MMcf)	11,113	7,593	4,402
Total (MMcfe)	25,461	23,229	16,828
Average Oil and Gas Sales Prices (1) (2):
Oil ($/Bbl)	$25.83	$29.44	$17.44
Natural gas liquids ($/Bbl)	$16.05	$20.54	$12.36
Gas ($/Mcf)	$4.23	$3.70	$2.03
Operating Costs and Expenses ($/Mcfe Produced):
Lease operations	$.81	$.79	$.67
Oil and gas depletion	$1.43	$1.15	$1.19
General and administrative	$.29	$.22	$.23
Net Wells Drilled (3):
Exploratory Wells	24.6	10.6	3.7
Developmental Wells	19.7	35.1	3.2

(1)

Prior to 2001, we reported natural gas production on a wet stream basis, whereby the Btu content of natural gas liquids was included with natural gas.  Effective January 1, 2001, we began reporting natural gas production on a dry stream basis and reporting the production of natural gas liquids as a separate component.  Data presented herein for 2000 and 1999 has been restated to be comparable to the current method of reporting.

(2)	Includes effects of hedging transactions.
(3)	Excludes in-progress wells at the end of each period.

2001 Compared to 2000

Revenues

Oil and gas sales increased 3% from $103.2 million in 2000 to $106.2 million in 2001 due primarily to a 46% increase in gas production, offset substantially by a 10% decrease in oil production and a 12% decline in the average oil price. The increase in gas production was attributable primarily to our Cotton Valley Pinnacle Reefs/Sands area. The oil production decline was due primarily to lower levels of drilling activity in the Austin Chalk (Trend).

Costs and Expenses

Lease operations expenses increased 13% from $18.3 million in 2000 to $20.6 million in 2001, while oil and gas production on an Mcfe basis increased 10%, resulting in a 3% increase in production costs on an Mcfe basis from $.79 in 2000 to $.81 in 2001.

Exploration costs totaled $42.3 million in 2001, as compared to $20.6 million in 2000, due to the following:

•                    $29.4 million in abandonments (dry hole costs) and unproved property impairments, including $15.5 million related to certain prospects in Plaquemines Parish, Louisiana, $3.8 million related to certain prospects in the Cotton Valley Pinnacle Reefs/Sands area, and $3.1 million related to certain prospects in the Sweetlake area; and

•                    $12.9 million of seismic and other exploration costs related primarily to the acquisition, processing and interpretation of 3-D seismic data in south Louisiana.

Since we follow the successful efforts method of accounting, our results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

                Depreciation, depletion and amortization expense (“DD&A”) increased 36% from $27.8 million in 2000 to $37.7 million in 2001 due primarily to a 24% increase in the average depletion rate.  Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The average depletion rate per Mcfe increased from $1.15 in 2000 to $1.43 in 2001 due primarily to higher finding costs and the effects of lower product prices on reserve estimates.  A portion of the increase is attributable to areas affected by the SFAS 121 provision for impairment discussed below.

                We recorded a provision for impairment of property and equipment of $18.2 million during 2001 to adjust the carrying value of certain proven properties to their estimated market value in accordance with Statement of Financial Accounting Standards No. 121 (see Note 12 to the accompanying consolidated financial statements), as compared to no provision during the 2000 period.  The prospects affected by the impairment are the Bossier Sands area, the Sweetlake area and the south Texas area.  The estimated market values of these prospects were adversely affected due to unfavorable changes in product prices and production performance.

                General and administrative (“G&A”) expenses, increased 57%, excluding non-cash stock-based employee compensation, from $5 million in 2000 to $7.9 million in 2001 due primarily to higher personnel costs attributable to increased levels of drilling and operating activities, and bonuses paid during 2001 to certain officers and employees.  G&A expenses during 2001 include a non-cash credit of $414,000 for stock-based employee compensation pursuant to the requirements of Financial Accounting Standards Board Interpretation No. 44 (see Note 8 to the accompanying consolidated financial statements).  A $937,000 charge to expense was required during the 2000 period.  Since the amount of this non-cash provision or credit is based on the quoted market value of our common stock, our future results of operations will be subject to significant volatility.

                Interest Expense and Other

                Interest expense increased 26% from $2.3 million in 2000 to $2.9 million in 2001 due primarily to higher average levels of indebtedness on the Credit Facility, offset in part by lower effective interest rates.  The average daily principal balance outstanding on the Credit Facility for 2001 was $51.4 million compared to $30.3 million in 2000.  The effective annual interest rate on bank debt, including bank fees and interest rate derivatives, was 6.6% compared to 9.2% in 2000.  Capitalized interest in 2001 was $523,000 compared to $483,000 in 2000.  We recorded $78,000 in interest expense for the loss from interest rate derivatives entered in 2001 (see Note 5 to the accompanying Consolidated Financial Statements).

                During 2001, we sold our oil and gas interests in three east Texas fields (including interests held through an affiliated limited partnership) for net proceeds of $15.9 million, resulting in a net gain of $10.7 million.

                We reported a net gain on the change in fair value of derivatives of $2.2 million during the 2001 period in accordance with Statement of Financial Accounting Standards No. 133 (See Note 5 to the accompanying consolidated financial statements), which was adopted effective January 1, 2001.  This gain consists of $7.7 million of net gains resulting primarily from certain gas swaps that were not designated as cash flow hedges under SFAS 133, offset in part by a charge of $5.5 million due to a default by Enron North America Corp., a counterparty to certain of our then-existing commodity derivates.

                Income Taxes

                During 2001, we recorded an income tax benefit of $3.2 million, as compared to a provision of $2.7 million in 2000 (see Note 4 to the accompanying consolidated financial statements).

2000 Compared to 1999

                Revenues

                Oil and gas sales increased 132% from $44.4 million in 1999 to $103.2 million in 2000 due to significantly higher oil and gas prices and production levels.  Our average price per barrel of oil increased 69% while average gas prices increased 82%.  Gas production increased 72% due primarily to added production from the Cotton Valley Pinnacle Reefs/Sands area.  Oil production increased 27% due primarily to enhanced production from our horizontal drilling and water frac programs in the Trend, and to a lesser extent, from our on-going developmental drilling program in Eddy County, New Mexico.

                As of December 31, 2000, we had drilled and completed, as operator, five wells in the Cotton Valley Pinnacle Reefs/Sands area, four of which were drilled under a vendor financing arrangement.  During the fourth quarter of 2000, combined gas production from these five wells averaged 26.1 MMcf per day (12.5 MMcf per day to our interest, net of royalties and vendor financing arrangements).

                At December 31, 2000, we were in the process of drilling two additional Cotton Valley Pinnacle Reefs/Sands wells, the Lee Fazzino #1 and the Big Red #1.  We own a 100% working interest in each well, and neither well is subject to vendor financing arrangements.  Although the Big Red #1 was determined to be a dry hole, we completed the Lee Fazzino #1 as a producer.

                Costs and Expenses

                Lease operations expenses increased 63% from $11.2 million in 1999 to $18.3 million in 2000 while oil and gas production on an Mcfe basis increased 38%, resulting in an 18% increase in production costs on an Mcfe basis from $.67 in 1999 to $.79 in 2000.  Most of the increase in production costs on an Mcfe basis was a direct result of higher production taxes caused by a significant increase in product prices.

                Exploration costs increased 207% from $6.7 million in 1999 to $20.6 million in 2000 due primarily to the charge-off during 2000 of $8.4 million of dry hole costs, $4.3 million of unproved property impairments, and $7.6 million of seismic costs, as compared to $1.2 million of dry hole costs, $4 million of unproved property impairments, and $1.1 million of seismic costs during 1999.  Dry hole costs during 2000 include $2.6 million in the Cotton Valley Pinnacle Reefs/Sands area, $2.6 million in south Louisiana and $2.4 million in south Texas.  Unproved property impairments in 2000 relate primarily to acreage in the Glen Rose area of Texas and, to a lesser extent, acreage in Mississippi and Louisiana.  Substantially all of the seismic costs in 2000 are attributable to exploratory prospects being generated in south Louisiana and to an additional 3-D seismic project in the Cotton Valley Pinnacle Reefs/Sands area. Because we follow the successful efforts method of accounting, our results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

                DD&A expense increased 34% from $20.8 million in 1999 to $27.8 million in 2000 due primarily to a 38% increase in oil and gas production on an Mcfe basis, offset in part by a 3% decrease in our average depletion rate per

Mcfe.  Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit–of–production method based on estimated proved reserves.  The decline in average depletion rate per Mcfe from $1.19 in 1999 to $1.15 in 2000 was primarily due to higher reserve estimates attributable to improved product prices.

                G&A expenses increased 51% from $3.9 million in 1999 to $5.9 million in 2000 due primarily to higher personnel costs attributable to increased levels of drilling and operating activities.  Low product prices caused us to curtail our operations early in 1999 and implement cost reduction measures consisting primarily of personnel layoffs and salary reductions.  As product prices improved during the last half of 1999 and into 2000, we resumed drilling and operating activities and reversed many of these cost reduction measures.  G&A expenses during 2000 include a non-cash charge of $937,000 for stock-based employee compensation pursuant to the requirements of Financial Accounting Standards Board Interpretation No. 44 (see Note 8 to the accompanying consolidated financial statements).  No corresponding provision was required during 1999.  Since the amount of this non-cash provision is based on the quoted market price of our common stock, future results of operations may be subject to significant volatility.

                Interest Expense and Other

                Interest expense decreased 21% from $2.9 million in 1999 to $2.3 million in 2000 due primarily to lower average levels of indebtedness on the Credit Facility, offset in part by higher interest rates and lower capitalized interest.  The average daily principal balance outstanding on the Credit Facility during 2000 was $30.3 million compared to $42 million in 1999, while the effective annual interest rate, including bank fees, was 9.2% compared to 8.1% in 1999.  Capitalized interest in 2000 was $483,000 compared to $547,000 in 1999.

                Gains on sales of property and equipment decreased from $10.9 million in 1999 to $1 million in 2000.  During 2000, we sold our interest in a prospect in Duval County, Texas for $1 million, resulting in a gain of $1 million.  During 1999, we recorded a gain of $8.3 million on the sale of our interest in the Jalmat Field in Lea County, New Mexico for $12.5 million, and a gain of $1.8 million on the sale of our interest in eight non-operated gas wells in Matagorda County, Texas for $5.2 million.

                Income Taxes

                During 2000, pre-tax income was sufficient to cause our deferred tax liabilities to exceed our deferred tax assets, resulting in an income tax provision of $2.7 million (9% effective tax rate) in 2000 as compared to no income tax provision in 1999.  We expect to record a provision for income taxes in future periods equal to approximately 35% of our pre-tax income.

Item 7A - Quantitative and Qualitative Disclosure About Market Risks

                Special Note:  Certain statements set forth below under this caption constitute “forward-looking statements.”  See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for additional factors relating to such statements.

                Our business is impacted by fluctuations in commodity prices and interest rates.  The following discussion is intended to identify the nature of these market risks, describe our strategy for managing such risks, and to quantify the potential affect of market volatility on our financial condition and results of operations.

Oil and Gas Prices

                Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control.  These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic.  We cannot predict future oil and gas prices with any degree of certainty.  Sustained weakness in oil and gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that we can produce economically.  Any reduction in reserves, including reductions due to price fluctuations, can have an adverse affect on our ability to obtain capital for our exploration and development activities.  Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  We project that for the year ending December 31, 2002, a $1 change in the price per Bbl of oil and a $.50 change in the price per Mcf of gas would result in an aggregate change in our gross revenues for 2002 of approximately $8.7 million, before giving effect to hedging activities.

                From time to time, we utilize commodity derivatives, consisting of swaps and collars, to attempt to optimize the price received for our oil and natural gas production.  When using swaps to hedge oil and natural gas production, we receive a fixed price for the respective commodity and pay a floating market price as defined in each contract (generally NYMEX futures prices), resulting in a net amount due to or from the counterparty.  Collars contain a fixed floor price (put) and ceiling price (call).  If the market price for the respective commodity exceeds the call strike price or falls below the put strike price, then we receive the fixed price and pay the market price.  If the market price is between the call and the put strike prices, then no payments are due from either party.  The commodity derivatives we use differ from futures contracts in that there is not a contractual obligation that requires or permits the future physical delivery of the hedged products.

Since commodity markets are very volatile, our hedging activities are dynamic.  As market conditions change, we may elect to settle a hedging transaction related to our oil and gas production prior to its scheduled maturity date. As a result, we may realize a gain or loss at the time of the settlement which could be substantially different from any gain or loss which would have been realized if the original hedging transaction had been settled at its scheduled maturity date.

                Since our primary hedging objective is to optimize the price we receive for our oil and gas production, our hedging strategy may not necessarily reduce our exposure to declining product prices.  However, we believe that we can effectively manage this risk by carefully evaluating the underlying market factors and making informed decisions regarding hedging transactions.

                The following summarizes information concerning our net positions in open commodity derivatives as of December 31, 2001, a significant portion of which were subsequently terminated.

	Oil Swaps		Gas Swaps

Average

Average

Bbls

Price

MMBtu

Price

Production Period:
1st Quarter 2002	120,000	$20.26	4,120,000	$2.97
2nd Quarter 2002	180,000	$20.26	4,030,000	$2.95
3rd Quarter 2002	180,000	$20.26	3,880,000	$3.05
4th Quarter 2002	180,000	$20.26	3,390,000	$3.26
1st Quarter 2003	—	$—	2,610,000	$3.32
2nd Quarter 2003	—	$—	2,390,000	$3.03
	660,000	$20.26	20,420,000	$3.08

                In March 2002, we terminated, prior to their scheduled maturities, all of our then–existing oil swaps at a loss of $2.3 million.  In addition, we terminated all of our gas swaps for the fourth quarter of 2002 and half of our gas swaps for 2003 at an aggregate loss of $1.3 million.

Interest Rates

                All of our outstanding indebtedness at December 31, 2001 is subject to market rates of interest as determined from time to time by the banks pursuant to the Credit Facility.  We may designate borrowings under the Credit Facility as either “Base Rate Loans” or “Eurodollar Loans.”  Base Rate Loans bear interest at a fluctuating rate that is linked to the discount rates established by the Federal Reserve Board.  Eurodollar Loans bear interest at a fluctuating rate that is linked to LIBOR.  Any increases in these interest rates can have an adverse impact on our results of operations and cash flow.  Due to the decline in interest rates during 2001, we entered into a LIBOR-based swap in November 2001 on $50 million of our indebtedness at a fixed price of 3.63% for two years.

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

Item 9 -          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                None.

PART III

Item 10 -        Directors and Executive Officers of the Registrant

                The Information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement which will be filed with the Commission within 120 days after December 31, 2001.

Item 11 -        Executive Compensation

                The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement which will be filed with the Commission within 120 days after December 31, 2001.

Item 12 -        Security Ownership of Certain Beneficial Owners and Management

                The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement which will be filed with the Commission within 120 days after December 31, 2001.

Item 13 -        Certain Relationships and Related Transactions

                The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement which will be filed with the Commission within 120 days after December 31, 2001.

PART IV

Item 14 -        Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements and Schedules

                For a list of the consolidated financial statements filed as part of this Form 10-K, see the Index to Consolidated Financial Statements on page F-1.

                No financial statement schedules are required to be filed as a part of this Form 10-K.

Reports on Form 8-K

During the quarter ended December 31, 2001, the Company filed the following Form 8-K:

•                                          Form 8-K dated November 8, 2001 to provide public disclosure of certain financial and operating estimates in order to permit the preparation of models to forecast the Company’s operating results for the quarter and year ending December 31, 2001.

Exhibits

Exhibit Number

Description of Exhibit

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

**10.1

Eighth Restated Loan Agreement dated June 25, 2001 among Clayton Williams Energy, Inc., Warrior Gas Co., CWEI Acquisitions, Inc., Bank One, NA, Union Bank of California, N.A., and Bank of Scotland, filed as an exhibit to the June 30, 2001 Form 10-Q

*10.2	Letter agreement dated December 31, 2001 amending certain provisions of the Eighth Restated Loan Agreement dated June 25, 2001 among Clayton Williams Energy, Inc., et al and Bank One, NA, et al

**10.3	1993 Stock Compensation Plan, filed as an exhibit to the Form S-8 Registration Statement, Registration No. 33-68318

**10.4	First Amendment to 1993 Stock Compensation Plan, filed as an exhibit to the December 31, 1995 Form 10-K

**10.5	Second Amendment to the 1993 Stock Compensation Plan, filed as an exhibit to the Form S-8 Registration Statement, Registration No. 33-68318

**10.6	Third Amendment to 1993 Stock Compensation Plan, filed as an exhibit to the Form S-8 Registration Statement, Registration No. 333-47232

**10.7	Fourth Amendment to 1993 Stock Compensation Plan, filed as an exhibit to the Form S-8 Registration Statement, Registration No. 333-47232

**10.8	Outside Directors Stock Option Plan, filed as an exhibit to the Form S-8 Registration Statement, Registration No. 33-68316

**10.9	First Amendment to Outside Directors Stock Option Plan, filed as an exhibit to the December 31, 1995 Form 10-K

**10.10	Bonus Incentive Plan, filed as an exhibit to the Form S-8 Registration Statement, Registration No. 33-68320

**10.11	First Amendment to Bonus Incentive Plan, filed as an exhibit to the December 31, 1997 Form 10-K

**10.12	Amended and Restated 401(k) Plan & Trust, filed as an exhibit to the December 31, 1995 Form 10-K

**10.13	Second Amendment to Amended and Restated 401(k) Plan & Trust, filed as an exhibit to the December 31, 1995 Form 10-K

**10.14	Third Amendment to Amended and Restated 401(k) Plan & Trust, filed as an exhibit to the December 31, 1995 Form 10-K

**10.15	Executive Incentive Stock Compensation Plan, filed as an exhibit to the Form S-8 Registration Statement, Registration No. 33-92834

**10.16	First Amendment to Executive Incentive Stock Compensation Plan, filed as an exhibit to the December 31, 1996 Form 10-K

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

**10.19	Agreement dated April 23, 1993 between the Company and Robert C. Lyon, filed as an exhibit to the Form S-1 Registration Statement, Registration No. 33-43350

**10.20	Service Agreement effective October 1, 1995 among Clayton Williams Energy, Inc. and certain Williams Entities, filed as an exhibit to the December 31, 1995 Form 10-K

*10.21	East Texas/Chalk Working Interest Trust Agreement dated May 30, 2001

*10.22	Louisiana Working Interest Trust Agreement dated May 30, 2001

*10.23	New Mexico Working Interest Trust Agreement dated May 30, 2001

*10.24	South Texas Working Interest Trust Agreement dated May 30, 2001

*10.25	West Texas I Working Interest Trust Agreement dated May 30, 2001

*10.26	West Texas II Working Interest Trust Agreement dated May 30, 2001

**21	Subsidiaries of the Registrant, filed as an exhibit to the December 31, 2000 Form 10-K

*23.1	Consent of Arthur Andersen LLP

*23.2	Consent of Williamson Petroleum Consultants, Inc.

*24.1	Power of Attorney

*24.2	Certified copy of resolution of Board of Directors of Clayton Williams Energy, Inc. authorizing signature pursuant to Power of Attorney

*99.1	Letter from Clayton Williams Energy, Inc. to the Securities and Exchange Commission dated March 25, 2002 regarding representations from Arthur Andersen LLP

*	Filed herewith
**	Incorporated by reference to the filing indicated

GLOSSARY OF TERMS

The following are abbreviations and definitions of terms commonly used in the oil and gas industry and this Form 10-K.

3-D seismic.  An advanced technology method of detecting accumulations of hydrocarbons identified by the collection and measurement of the intensity and timing of sound waves transmitted into the earth as they reflect back to the surface.

Austin Chalk (Trend) or Trend.  The Cretaceous Trend in Robertson, Burleson, and Brazos Counties, Texas, which includes the Austin Chalk, Buda and Georgetown formations.

                Bbl.  One barrel, or 42 U.S. gallons of liquid volume.

                Bcf.  One billion cubic feet.

                Bcfe.  One billion cubic feet of natural gas equivalents.

                Completion.  The installation of permanent equipment for the production of oil or gas.

                Credit Facility.  A line of credit provided by a group of banks, secured by oil and gas properties.

                DD&A.  Refers to depreciation, depletion and amortization of the Company’s property and equipment.

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

                MBbls.  One thousand barrels.

                Mcf.  One thousand cubic feet.

                Mcfe.  One thousand cubic feet of natural gas equivalents, based on a ratio of 6 Mcf for each barrel of oil, which reflects the relative energy content.

                MMbtu.  One million British thermal units.  One British thermal unit is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

                MMcf.  One million cubic feet.

                MMcfe.  One million cubic feet of natural gas equivalents.

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

                Proved developed nonproducing reserves.  Reserves that consist of (i) proved reserves from wells which have been completed and tested but are not producing due to lack of market or minor completion problems which are expected to be corrected and (ii) proved reserves currently behind the pipe in existing wells and which are expected to be productive due to both the well log characteristics and analogous production in the immediate vicinity of the wells.

                Proved developed producing reserves.  Proved reserves that can be expected to be recovered from currently producing zones under the continuation of present operating methods.

                Proved developed reserves.  The combination of proved developed producing and proved developed nonproducing reserves.

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

                Royalty.  An interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage.  Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

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

Signature		Title	Date

/s/ CLAYTON W. WILLIAMS *		Chairman of the Board,	March 25, 2002
Clayton W. Williams		President and Chief Executive
Officer and Director

/s/ L. PAUL LATHAM		Executive Vice President,	March 25, 2002
L. Paul Latham		Chief Operating Officer and
Director

/s/ MEL G. RIGGS *		Senior Vice President -	March 25, 2002
Mel G. Riggs		Finance, Secretary, Treasurer,
Chief Financial Officer and Director

/s/ JERRY F. GRONER *		Vice President — Land and	March 25, 2002
Jerry F. Groner		Lease Administration and
Director

/s/ STANLEY S. BEARD *		Director	March 25, 2002
Stanley S. Beard

/s/ ROBERT L. PARKER *		Director	March 25, 2002
Robert L. Parker

/s/ JORDAN R. SMITH *		Director	March 25, 2002
Jordan R. Smith

* By:	/s/ L. PAUL LATHAM
L. Paul Latham

Attorney-in-Fact

CLAYTON WILLIAMS ENERGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of

Clayton Williams Energy, Inc.:

                We have audited the accompanying consolidated balance sheets of Clayton Williams Energy, Inc. (a Delaware corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clayton Williams Energy, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                As explained in Note 5 to the accompanying consolidated financial statements, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 “Accounting For Derivative Instruments and Hedging Activities.”  Prior years’ financial statements were not restated.

ARTHUR ANDERSEN LLP

Dallas, Texas

March 1, 2002

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS
	December 31,
	2001	2000
CURRENT ASSETS
Cash and cash equivalents	$2,856	$2,384
Accounts receivable:
Oil and gas sales, net	7,489	15,534
Joint interest and other, net	2,103	4,102
Affiliates	210	179
Inventory	2,663	3,226
Deferred income taxes	438	601
Fair value of derivatives	4,426	—
Prepaids and other	1,035	2,246
	21,220	28,272
PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	576,784	501,542
Natural gas gathering and processing systems	14,513	13,302
Other	11,370	10,572
	602,667	525,416
Less accumulated depreciation, depletion and amortization	(443,307)	(389,072)
Property and equipment, net	159,360	136,344
OTHER ASSETS
Deferred income taxes	401	—
Fair value of derivatives	505	—
Investments and other	1,793	248
	2,699	248
	$183,279	$164,864

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$28,742	$33,622
Oil and gas sales	7,890	9,201
Affiliates	374	2,642
Fair value of derivatives	659	—
Accrued liabilities and other	1,334	1,463
	38,999	46,928
LONG-TERM DEBT	62,000	30,000
DEFERRED INCOME TAXES	—	2,159
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY

Preferred stock, par value $.10 per share; authorized - 3,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.10 per share; authorized - 30,000,000 shares; issued –9,246,066 shares in 2001 and 9,254,352 shares in 2000	925	925
Additional paid-in capital	72,525	72,529
Retained earnings	7,019	12,323
Accumulated other comprehensive income	1,811	—
	82,280	85,777
	$183,279	$164,864

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share)

	Year Ended December 31,
	2001	2000	1999
REVENUES
Oil and gas sales	$106,183	$103,150	$44,366
Natural gas services	8,820	6,682	3,684
Total revenues	115,003	109,832	48,050

COSTS AND EXPENSES
Lease operations	20,637	18,346	11,222
Exploration:
Abandonments and impairments	29,412	12,657	5,245
Seismic and other	12,868	7,953	1,418
Natural gas services	7,467	5,591	3,098
Depreciation, depletion and amortization	37,689	27,794	20,810
Impairment of property and equipment	18,170	—	81
General and administrative	7,456	5,951	3,929
Total costs and expenses	133,699	78,292	45,803
Operating income (loss)	(18,696)	31,540	2,247

OTHER INCOME (EXPENSE)
Interest expense	(2,925)	(2,310)	(2,893)
Gain on sales of property and equipment	10,986	1,031	10,926
Change in fair value of derivatives	2,227	—	—
Other	66	269	474
Total other income (expense)	10,354	(1,010)	8,507
Income (loss) before income taxes and cumulative effect of accounting change	(8,342)	30,530	10,754
Income tax expense (benefit)	(3,202)	2,717	—
Income (loss) before cumulative effect of accounting change	(5,140)	27,813	10,754
Cumulative effect of accounting change, net of tax	(164)	—	—
NET INCOME (LOSS)	$(5,304)	$27,813	$10,754

Net income (loss) per common share:
Basic:
Before cumulative effect of accounting change	$(.56)	$3.02	$1.19
Cumulative effect of accounting change	(.02)	—	—
Net income (loss)	$(.58)	$3.02	$1.19
Diluted:
Before cumulative effect of accounting change	$(.56)	$2.91	$1.18
Cumulative effect of accounting change	(.02)	—	—
Net income (loss)	$(.58)	$2.91	$1.18

Weighted average common shares outstanding:
Basic	9,219	9,211	9,005
Diluted	9,219	9,543	9,148

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Comprehensive Income (Loss)

	Common Stock
	No. of Shares	Par Value

BALANCE,

December 31, 1998

8,938

$

$

69,744

$

(26,244

)

$

—

Issuance of stock through compensation plans	230	23	946	—	—
Net income	—	—	—	10,754	—
BALANCE,
December 31, 1999	9,168	917	70,690	(15,490)	—
Issuance of stock through compensation plans	86	8	1,839	—	—
Net income	—	—	—	27,813	—
BALANCE,
December 31, 2000	9,254	925	72,529	12,323	—
Net loss	—	—	—	(5,304)	—	$(5,304)
Cumulative effect of accounting change	—	—	—	—	(186)	(186)
Change in fair value of cash flow derivatives	—	—	—	—	1,997	1,997
Total comprehensive income (loss)						$(3,493)
Issuance of stock through compensation plans	56	6	785	—	—
Repurchase and cancellation of common stock	(64)	(6)	(789)	—	—
BALANCE,
December 31, 2001	9,246	$925	$72,525	$7,019	$1,811

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,304)	$27,813	$10,754
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	37,689	27,794	20,810
Impairment of property and equipment	18,170	—	81
Exploration costs	29,412	12,657	5,245
Gain on sales of property and equipment	(10,986)	(1,031)	(10,926)
Deferred income taxes	(3,202)	2,717	—
Stock-based employee compensation	(414)	937	—
Change in fair value of derivatives	(1,739)	—	—
Cumulative effect of accounting change, net of tax	164	—	—
Other	458	399	274

Changes in operating working capital:
Accounts receivable	10,013	(6,579)	(2,582)
Accounts payable	(7,429)	12,473	1,064
Other	227	(4,709)	18
Net cash provided by operating activities	67,059	72,471	24,738

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(112,731)	(72,584)	(19,683)
Proceeds from sales of property and equipment	16,334	1,075	19,060
Other	(1,545)	3	(200)
Net cash used in investing activities	(97,942)	(71,506)	(823)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	32,000	—	—
Repayments of long-term debt	—	(500)	(24,400)
Proceeds from sale of common stock	150	285	695
Repurchase and cancellation of common stock	(795)	—	—
Net cash provided by (used in) financing activities	31,355	(215)	(23,705)

NET INCREASE IN CASH AND CASH EQUIVALENTS	472	750	210

CASH AND CASH EQUIVALENTS
Beginning of period	2,384	1,634	1,424
End of period	$2,856	$2,384	$1,634

SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$2,946	$2,434	$3,021

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Nature of Operations

                Clayton Williams Energy, Inc. (a Delaware corporation) and its subsidiaries (collectively, the “Company”) is an independent oil and gas company engaged in the exploration for and development and production of oil and natural gas primarily in Texas and Louisiana.  Approximately 50% of the Company’s common stock is controlled by its Chairman of the Board and Chief Executive Officer, Clayton W. Williams (“Mr. Williams”).

                Substantially all of the Company’s oil and gas production is sold under short-term contracts which are market-sensitive.  Accordingly, the Company’s financial condition, results of operations and capital resources are highly dependent upon prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company.  These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic.

2.             Summary of Significant Accounting Policies

                Estimates and Assumptions

                The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ materially from those estimates.  The accounting policies most affected by management’s estimates and assumptions are as follows:

•                                          The reliance on estimates of proved reserves to compute the provision for depreciation, depletion and amortization, and to determine the amount of any impairment of proved properties;

•                                          The valuation of unproved acreage to determine the amount of any impairments of unproved properties;

•                                          Judgment regarding the productive status of in-progress exploratory wells to determine the amount of any provision for abandonment.

                Principles of Consolidation

                The consolidated financial statements include the accounts of Clayton Williams Energy, Inc. and its subsidiaries.  The Company accounts for its undivided interest in an oil and gas limited partnership using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are consolidated with other operations.  All significant intercompany transactions and balances associated with the consolidated operations have been eliminated.

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

Subsequent to December 31, 2001, the Company incurred approximately $2.6 million on two exploratory dry holes which were in progress at December 31, 2001.  This amount will be charged to exploration expense during the first quarter of 2002.

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

Depreciation of natural gas gathering and processing systems and other property and equipment is computed on the straight-line method over the estimated useful lives of the assets, which generally range from 3 to 12 years.

Valuation of Property and Equipment

The Company follows the provisions of Statement of Financial Accounting Standards No. 121 “Accounting for Impairment of Long-Lived Assets” (“SFAS 121”), which requires that the Company’s long-lived assets, including its oil and gas properties, be assessed for potential impairment in their carrying values whenever events or changes in circumstances indicate such impairment may have occurred.

SFAS 121 provides for future revenue from the Company’s oil and gas production to be estimated based upon prices at which management reasonably estimates such products will be sold.  These estimates of future product prices may differ from current market prices of oil and gas.  Any downward revisions to management’s estimates of future production or product prices could result in an impairment of the Company’s oil and gas properties in subsequent periods.

Unproved oil and gas properties with individually significant acquisition costs are periodically assessed, and any impairment in value is charged to exploration costs.  The amount of impairment recognized on unproved properties which are not individually significant is determined by amortizing the costs of such properties within appropriate groups based on the Company’s historical experience, acquisition dates and average lease terms.  At December 31, 2001, the Company’s unproved oil and gas properties had an aggregate net book value of $11.5 million.  The valuation of unproved properties is subjective and requires management of the Company to make estimates and assumptions which, with the passage of time, may prove to be materially different from actual realizable values.

Income Taxes

The Company follows the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”).  Under this method of accounting for income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in enacted tax rates is recognized in income in the period that includes the enactment date.

Hedging Activities

From time to time, the Company utilizes derivative instruments to reduce its exposure to changes in commodity prices and interest rates.  Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) which established accounting and reporting requirements for derivative instruments and hedging activities.  SFAS 133 requires that all derivative instruments be recognized as assets or liabilities in the balance sheet, measured at fair value. The accounting for changes in the fair value of a derivative depends on both the intended purpose and the formal designation of the derivative.  Designation is established at the inception of a derivative, but subsequent changes to the designation are permitted.  For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS 133, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings.  Hedge effectiveness is measured quarterly based on relative changes in fair value between the derivative contract and the hedged item over time.  Any change in fair value resulting from ineffectiveness is recognized immediately in earnings.  Changes in fair value of derivative instruments which are not designated as cash flow hedges or do not meet the effectiveness guidelines of SFAS 133 are recorded in earnings as the changes occur.  If designated as cash flow hedges, actual gains or losses on settled commodity derivatives are recorded as oil and gas revenues in the period the hedged production was sold, while actual gains or losses on interest rate derivatives are recorded in interest expense for the applicable period.  Actual gains or losses from derivatives not designated as cash flow hedges are recorded in other income (expense) as changes in fair value of derivatives.

Inventory

Inventory consists primarily of tubular goods and other well equipment which the Company plans to utilize in its ongoing exploration and development activities and is carried at the lower of cost or market value.

Capitalization of Interest

Interest costs associated with the Company’s inventory of unproved oil and gas properties are capitalized.  During the years ended December 31, 2001, 2000 and 1999, the Company capitalized interest totaling approximately $523,000, $483,000 and $547,000, respectively.

Cash and Cash Equivalents

The Company considers all cash and highly liquid investments with original maturities of three months or less to be cash equivalents.

Net Income (Loss) Per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if dilutive stock options were exercised, calculated using the treasury stock method.  The diluted earnings per share calculations for the years ended December 31, 2000 and 1999 include an increase in potential shares attributable to dilutive stock options.  Stock options were not considered in the diluted earnings per share calculations for 2001 as the effect would be anti-dilutive.

Stock-Based Compensation

The Company accounts for stock-based compensation utilizing the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.

Revenue Recognition and Gas Balancing

The Company utilizes the sales method of accounting for natural gas revenues whereby revenues are recognized based on the amount of gas sold to purchasers.  The amount of gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties.  The Company did not have any significant imbalance positions at December 31, 2001, 2000 or 1999.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS 130”) established standards for reporting and displaying of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements.  For the years ended December 31, 2000 and 1999, the Company reported no differences between comprehensive income and net income.  A portion of the changes in fair value of derivatives required under SFAS 133 was reported as comprehensive income during 2001.

Concentration of Credit Risk

The Company sells its oil and natural gas production to various customers, serves as operator in the drilling, completion and operation of oil and gas wells, and enters into derivatives with various counterparties.  When appropriate, the Company obtains letters of credit to secure amounts due from its principal oil and gas purchasers and follows other procedures to monitor credit risk from joint owners and derivatives counterparties.  Except for the loss reported in 2001 in connection with the financial failure of Enron North America Corp., a derivatives counterparty (see Note 5), the Company has not experienced any significant credit losses.  Allowance for doubtful accounts at December 31, 2001 and 2000 consists of the following:

	2001	2000
	(In thousands)
Accounts receivable:
Oil and gas sales	$286	$––
Joint interest and other	400	350
	$686	$350

Reclassifications

Certain reclassifications of prior year financial statement amounts have been made to conform to current year presentations.

3.             Long-Term Debt

Long-term debt at December 31, 2001 and 2000 consists of the following:

	2001	2000
	(In thousands)
Secured Bank Credit Facility (matures December 31, 2004)	$62,000	$30,000

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

Effective December 31, 2001, the borrowing base established by the banks was increased from $75 million to $85 million, with no monthly commitment reductions.

All outstanding balances on the credit facility may be designated, at the Company’s option, as either “Base Rate Loans” or “Eurodollar Loans” (as defined in the loan agreement), provided that not more than two Eurodollar traunches may be outstanding at any time.  Base Rate Loans bear interest at the fluctuating Base Rate plus a Base Rate Margin ranging from 0% to 3/8% per annum, depending on levels of outstanding advances and letters of credit.  Eurodollar Loans bear interest at the LIBOR rate plus a Eurodollar Margin ranging from 1.25% to 2.0% per annum.  At December 31, 2001, the Company’s indebtedness under the credit facility consisted of $62 million of Eurodollar Loans at a rate of 3.7%.

In addition, the Company pays the banks a commitment fee equal to 1/4% per annum on the unused portion of the revolving loan commitment.  Interest on the revolving loan and commitment fees are payable quarterly, and all outstanding principal and interest will be due December 31, 2004.

The loan agreement contains financial covenants that are computed quarterly and require the Company to maintain minimum levels of working capital, cash flow and net tangible assets.  The Company was in compliance with all of the financial and non-financial covenants at December 31, 2001.

4.             Income Taxes

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities.  Significant components of net deferred tax assets (liabilities) at December 31, 2001 and 2000 are as follows:

	2001	2000
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$16,964	$14,909
Depletion carryforwards	1,229	965
Accrued stock-based compensation	146	327
Other	971	897
	19,310	17,098
Deferred tax liabilities:
Property and equipment	(16,978)	(18,656)
Fair value of derivatives	(1,493)	—
	(18,471)	(18,656)
Net deferred tax assets (liabilities)	$839	$(1,558)

Components of net deferred tax assets (liabilities):
Current assets	$438	$601
Non-current assets (liabilities)	401	(2,159)
	$839	$(1,558)

At December 31, 2001, the Company’s net operating loss carryforwards totaled approximately $48.5 million.  Based upon current commodity prices and production volumes, as well as the availability of tax planning strategies (such as elective capitalization of intangible drilling costs), the Company presently believes that it is more likely than not that the Company will be able to utilize its cumulative tax loss carryforwards before they expire (beginning in 2008).  Accordingly, the Company did not make a valuation allowance as of December 31, 2001 and 2000; however, at December 31, 1999, a valuation allowance of $7.7 million was made to the extent that deferred tax assets exceeded deferred tax liabilities.

For the years ended December 31, 2001, 2000 and 1999, the Company’s effective income tax rates differed from the statutory federal income tax rates for the following reasons:

	2001	2000	1999
	(In thousands)
Income tax expense (benefit) at statutory rate of 35%	$(2,920)	$10,686	$3,764
Tax depletion in excess of basis	(210)	(965)	—
Revision of previous tax estimates	(74)	114	—
Change in valuation allowance	—	(7,149)	(3,764)
Other	2	31	—
Income tax expense (benefit) - deferred	$(3,202)	$2,717	$—

The Company derives an income tax benefit when employees and directors exercise options granted under the Company’s stock compensation plans (see Note 8).  Employee stock options that are classified as fixed stock options under APB 25 do not result in a charge against book income when the option price is equal to or greater than the market price at date of grant.  Therefore, any tax benefit from the exercise of fixed stock options results in a permanent difference, which is recorded to additional paid-in capital when the tax benefit is realized.  Accordingly, the Company credited additional paid-in capital for $81,000 and $1,159,000 (including $585,000 of tax benefits fully reserved by a valuation allowance at December 31, 1999) during 2001 and 2000, respectively, related to the exercise of employee stock options.

5.             Derivatives

Commodity Derivatives

From time to time, the Company utilizes commodity derivatives, consisting of swaps and collars, to attempt to optimize the price received for its oil and gas production.  When using swaps to hedge oil and natural gas production, the Company receives a fixed price for the respective commodity and pays a floating market price as defined in each contract (generally NYMEX futures prices), resulting in a net amount due to or from the counterparty.  Collars contain a fixed floor price (put) and ceiling price (call).  If the market price for the respective commodity exceeds the call strike price or falls below the put strike price, then the Company receives the fixed price and pays the market price.  If the market price is between the call and the put strike prices, then no payments are due from either party.

The following summarizes information concerning the Company’s net positions in open commodity derivatives as of December 31, 2001, a significant portion of which were subsequently terminated.

	Oil Swaps		Gas Swaps
		Average Price		Average Price
	Bbls		MMBtu
Production Period:
1st Quarter 2002	120,000	$20.26	4,120,000	$2.97
2nd Quarter 2002	180,000	$20.26	4,030,000	$2.95
3rd Quarter 2002	180,000	$20.26	3,880,000	$3.05
4th Quarter 2002	180,000	$20.26	3,390,000	$3.26
1st Quarter 2003	—	$—	2,610,000	$3.32
2nd Quarter 2003	—	$—	2,390,000	$3.03
	660,000	$20.26	20,420,000	$3.08

In March 2002, the Company terminated, prior to their scheduled maturities, all of its then-existing oil swaps at a loss of $2.3 million.  In addition, the Company terminated all of its gas swaps for the fourth quarter of 2002 and half of its gas swaps for 2003 at an aggregate loss of $1.3 million.

Interest Rate Derivatives

In November 2001, the Company entered into an interest rate swap on $50 million of its long-term bank debt designated as Eurodollar Loans (see Note 3).  The swap provides for the Company to pay a fixed rate of 3.63% for the two-year term of the swap.  The counterparty will pay a floating rate based on the LIBOR-BBA one-month rate.  The swap requires a monthly cash settlement for the difference between the fixed rate and the floating rate.

Accounting For Derivatives

Upon adoption of SFAS 133, the Company recorded liabilities aggregating $539,000 applicable to the fair value of all derivatives held by the Company as of January 1, 2001, resulting in a provision for the cumulative effect of accounting change of $164,000 (net of deferred taxes of $89,000), and a charge to accumulated other comprehensive income of $186,000 (net of deferred taxes of $100,000).  These amounts included the Company’s undivided 1% interest in an affiliated limited partnership.

The following table summarizes the gains and losses realized on derivatives for the years ended December 31, 2001, 2000 and 1999.

	2001	2000	1999
	(In thousands)
Reported as oil and gas revenues:
Gains	$7,571	$590	$—
Losses	(2,812)	(1,711)	(310)
Net gain (loss)	$4,759	$(1,121)	$(310)

Reported as interest expense:
Loss	$(78)	$—	$—

Reported as other income (expense)(a):
Gains	$1,649	$—	$—
Losses	(1,161)	—	—
Net gain (loss)	$488	$—	$—

(a)           Amounts attributable to commodity derivatives not designated as cash flow hedges.

During the fourth quarter 2001, Enron North America Corp., a counterparty to certain of the Company’s then-existing commodity derivatives, defaulted on its obligations, and the Company terminated all derivatives with Enron.  At December 31, 2001, the Company placed no value on the terminated derivatives.  The effect of accounting for the terminated derivatives under SFAS 133 was to record a non-cash charge to earnings during the fourth quarter of 2001 of $5.5 million and to reclassify $2 million of non-cash credits out of accumulated other comprehensive income into earnings in 2002.  To the extent the Company is able to recover all or any portion of the Enron claim, the Company will recognize a gain in the period when collection is assured.

The following table sets forth, for the year ended December 31, 2001, the components of accumulated other comprehensive income, as reported in stockholders’ equity, all of which is related to derivatives that qualify for cash flow hedge treatment under SFAS 133.

	Pretax Amount	Tax (Expense) Benefit	Net of Tax

	(In thousands)
Commodity derivatives:
Cumulative effect of adoption of SFAS 133	$(286)	$100	$(186)
Net gains (losses) during the period	5,337	(1,868)	3,469
Reclassifications related to settled contracts	(1,979)	693	(1,286)

Interest rate derivatives:
Net gains (losses) during the period	(286)	100	(186)
Balance, December 31, 2001	$2,786	$(975)	$1,811

As derivative contracts are settled during the next 12 months, $1,569,000 of the after-tax balance in accumulated other comprehensive income at December 31, 2001 will be reclassified into earnings.

The following table sets forth, for the year ended December 31, 2001, the components of changes in fair value of derivatives not qualifying for cash flow hedge treatment under SFAS 133, including derivatives not designated as cash flow hedges and the ineffective portion of designated cash flow hedges.

2001
(In thousands)
Net gains during the period	$7,710
Net losses on Enron default	(5,483)
Net gain	$2,227

6.             Financial Instruments

Cash and cash equivalents, receivables, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments.  Long-term debt was estimated to have a fair value approximating the carrying amount since the stated interest rate is generally market sensitive.

The fair values of derivatives as of December 31, 2001 and 2000 are set forth below.  The associated carrying values of derivatives at December 31, 2001 are equal to their estimated fair values.

	2001	2000
	(In thousands)
Assets (liabilities):
Commodity derivatives	$4,558	$(539)
Interest rate derivatives	(286)	—
Net assets (liabilities)	$4,272	$(539)

7.             Stock Repurchase Program

In July 2000, the Company’s Board of Directors authorized the expenditure of up to $2 million for the repurchase of shares of the Company’s common stock on the open market at times and prices deemed appropriate by the Company’s management.  This authorization expires in July 2002.  To date, the Company has spent $1.2 million to repurchase and cancel 99,300 shares of common stock, of which 64,300 shares were repurchased during the year ended December 31, 2001 at an aggregate cost of $795,000.

8.             Compensation Plans

1993 Plan

In September 2000, the Company’s stockholders authorized an increase in the number of shares reserved for issuance under the 1993 Stock Compensation Plan (“1993 Plan”) from 898,200 to 1,798,200. The 1993 Plan provides for the issuance of nonqualified stock options with an exercise price which is not less than the market value of the Company’s common stock on the date of grant.  All options granted through December 31, 2001 expire 10 years from the date of grant and become exercisable based on varying vesting schedules.

The following table reflects activity in the 1993 Plan for 2001, 2000 and 1999.

	2001		2000		1999
		Weighted Average Price		Weighted Average Price		Weighted Average Price

	Shares		Shares		Shares
Beginning of year	465,840	$9.83	526,165	$9.03	722,052	$11.23
Granted (a)	250,000	$15.94	2,059	$14.50	304,870	$5.50
Exercised	(25,879)	$5.51	(59,499)	$3.11	(188,200)	$3.55
Forfeited	(2,611)	$7.95	(2,885)	$5.50	(18,668)	$10.85
Cancelled (b)	—	$—	—	$—	(293,889)	$14.15
End of year	687,350	$12.22	465,840	$9.83	526,165	$9.03

Exercisable	655,467	$12.54	356,122	$11.11	254,204	$11.02
Issuable	801,766		1,049,155		148,329

(a)           In addition to the reissuances described in Note (b), the Company granted new options as follows:  2001 – 250,000 shares at $15.94 per share; 2000 – 2,059 shares at $14.50 per share; and 1999 – 9,981 shares at $5.50 per share and 1,000 shares at $6.00 per share.

(b)           In 1999, the Company exchanged options to purchase 293,889 shares, which were originally granted in 1997 and 1998 at a weighted average price of $14.15 per share, for an equal number of options at a price of $5.50 per share.

                The following table summarizes information with respect to options outstanding and exercisable at December 31, 2001.

	Outstanding Options			Options Exercisable
		Weighted Average Exercise Price	Weighted Average Remaining Life in Years		Weighted Average Exercise Price

	Shares			Shares
Range of exercise prices:
$ 3.25	21,575	$3.25	5.2	21,575	$3.25
$ 5.50 - $6.00	214,775	$5.50	7.3	183,562	$5.50
$ 14.50 - $15.94	451,000	$15.85	8.1	450,330	$15.85
	687,350	$12.22	7.3	655,467	$12.54

In accordance with Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”) to APB 25, the Company changed the classification of 233,141 stock options repriced in April 1999 from fixed stock options to variable stock options.  The Company is required to recognize compensation expense on the repriced options to the extent that the quoted market value of the Company’s common stock at the end of each period after July 1, 2000 exceeds the amended option price ($5.50 per share), except that options vested as of July 1, 2000 must recognize compensation expense only to the extent that the quoted market value exceeds the market value on that date ($31.94 per share).  As the repriced options are exercised, the cumulative amount of accrued compensation expense is credited to additional paid-in capital.  Since this provision is based on changes in the quoted market value of the Company’s common stock, the Company’s future results of operations may be subject to significant volatility.  Accrued compensation expense at December 31, 2001 and 2000 is classified as a current liability in the accompanying consolidated balance sheet and is comprised of the following activity for the years then ended.

	2001	2000
	(In thousands)
Beginning of year	$933	$—
Compensation expense (credit)	(414)	937
Amounts reclassified to additional paid-in capital for options exercised during the period	(102)	(4)
End of year	$417	$933

The following pro forma information, as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), presents net income and earnings per share information as if the stock options issued since December 31, 1994 were accounted for using the fair value method.  The fair value of stock options issued for each year was estimated at the date of grant using the Black-Scholes option pricing model.  The following weighted average assumptions were used in this model.

	2001	2000	1999
Risk-free interest rate	4.5%	5.5%	5.5%
Stock price volatility	76%	74%	74%
Expected life in years	7	7	7
Dividend yield	—	—	—

The SFAS 123 pro forma information for the years ended December 31, 2001, 2000 and 1999 is as follows:

	2001		2000	1999
Net income (loss)		$(6,368)	$27,703	$9,613
Net income (loss) per diluted share	$	(. 69)	$2.90	$1.05

Directors Plan

The Company has reserved 86,300 shares of common stock for issuance under the Outside Directors Stock Option Plan (“Directors Plan”).  Since inception of the Directors Plan, the Company has issued options covering 27,000 shares of common stock (3,000 per year from 1993 through 2001) at option prices ranging from $3.25 to $18.50 per share.  All options expire seven to 10 years from date of grant and are fully exercisable upon issuance.  At December 31, 2001, options to purchase 15,000 shares were outstanding, and 59,300 shares remain available for future grants.

Bonus Incentive Plan

The Company has reserved 115,500 shares of common stock for issuance under the Bonus Incentive Plan.  The plan provides that the Board of Directors each year may award bonuses in cash, common stock of the Company, or a combination thereof.  At December 31, 2001, 106,190 shares remain available for issuance under this plan.

Stock Compensation Plans

The Company has a compensation plan which permits the Company to pay all or part of selected executives’ salaries in shares of common stock in lieu of cash.  The Company reserved an aggregate of 500,000 shares of common stock for issuance under this plan.  During 2001, 2000 and 1999, the Company issued 14,638, 11,811 and 36,919 shares, respectively, of common stock to Mr. Williams in lieu of cash compensation aggregating $230,000, $231,000 and $264,000, respectively. The amounts of such compensation are included in general and administrative expense in the accompanying consolidated financial statements.  At December 31, 2001, 207,587 shares remain available for issuance under this plan.

401(k) Plan

Employees who have met certain age and length of employment requirements are eligible to participate in a 401(k) plan sponsored by the Company.  Participants may contribute up to 15% of pretax annual compensation to the plan, and the Company may, in its sole discretion, provide a matching contribution equal to a percentage of the participants’ contributions.  Participants become vested in the Company’s contributions at a rate of 25% per year.  The plan permits the Company to make its matching contributions in common stock of the Company.  During 2001, 2000 and 1999, the Company contributed $228,000, $189,000 and $0, respectively, in market value of common stock to the 401(k) plan.  Subsequent to December 31, 2001, the Company modified the Plan to allow participants to transfer the matched portion of their accounts out of Company common stock after becoming fully vested.

Working Interest Trusts

During 2001, the Company created a series of trusts from which officers and key employees of the Company, other than

Mr. Williams, will receive after-payout working interests in wells or groups of wells drilled by the Company subsequent to the formation of the trusts.  The aggregate working interests assignable to the trusts range from 4% to 5% of the Company’s working interest in the properties.

9.             Transactions with Affiliates

The Company and other entities controlled by Mr. Williams (the “Williams Entities”) are parties to an agreement (the “Service Agreement”) pursuant to which the Company furnishes services to, and receives services from, such entities.  Under the Service Agreement, the Company provides legal, payroll, benefits administration, and financial and accounting services to the Williams Entities, as well as lease operating and technical services with respect to certain oil and gas properties owned by the Williams Entities.  The Williams Entities provide tax preparation services, tax planning services, and business entertainment to or for the benefit of the Company.  The Company believes that the rates charged for the services to and from the Williams Entities are favorable to the Company.  The following table summarizes the charges to and from the Williams Entities for the years ended December 31, 2001, 2000 and 1999.

	2001	2000	1999
	(In thousands)
Amounts received from the Williams Entities:
Services	$239	$228	$241
Reimbursed expenses	681	437	547
	$920	$665	$788

Amounts paid to the Williams Entities	$374	$172	$259

The amounts paid to the Williams Entities in 2001 include $273,000 of rents paid to the partnership discussed in Note 10.

During 2001, the Company acted as agent for Mr. Williams in the placement of certain natural gas hedges covering the sale of 1,520,000 MMBtu at an average price of $3.13 per MMBtu from February 2002 through June 2003.  The fair value of these derivatives at December 31, 2001 was a gain of $396,000.  Any proceeds received by the Company from the counterparty will be passed through to Mr. Williams.  The Company requires Mr. Williams to maintain a cash deposit with the Company to the extent of any projected losses on these derivatives based on their estimated fair value.  The Company does not plan to serve as agent for Mr. Williams on any future hedging transactions.

As of December 31, 2001, the Company was contingently liable for a guaranteed loan from a bank to Mr. Williams (see Note 11).

Accounts receivable from affiliates and accounts payable to affiliates include, among other things, amounts for charges whereby the Company is the operator of certain wells in which affiliates own an interest.  These charges are on terms which are consistent with the terms offered to unaffiliated third parties which own interests in wells operated by the Company.

10.          Investment

In May 2001, the Company invested approximately $1.6 million as a limited partner in a partnership formed to purchase and operate two commercial office buildings in Midland, Texas, one of which is the location of the Company’s corporate headquarters.  In addition, the Company loaned the partnership $100,000 against an unsecured note due in September 2002 and guaranteed up to $675,000 of partnership indebtedness.  If the guarantee is not called, the Company’s ownership interest in the partnership is 31.9% before payout (as defined in the partnership agreement) and 33.4% after payout.  If the guarantee is called, the Company’s interest will increase to 37.7% and 38.9%, respectively.  The Company is not liable for any indebtedness of the partnership except to the extent of the guarantee.  An affiliate of Mr. Williams serves as general partner of the partnership.  Since the Company does not manage or control the operations of these buildings, the Company utilizes the equity method of accounting for its investment in this limited partnership.  For the year ended December 31, 2001, the Company recorded a pretax loss of $63,000 from the partnership.

11.          Commitments and Contingencies

Leases

The Company leases office space from affiliates and nonaffiliates under noncancelable operating leases.  Rental expense pursuant to the office leases amounted to $503,000, $400,000 and $408,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Future minimum payments under noncancelable leases at December 31, 2001, are as follows:

Operating Leases

(In thousands)
2002	$758
2003	662
2004	535
Thereafter	859
Total minimum lease payments	$2,814

Legal Proceedings

The Company is a defendant in a suit filed in October 1995 styled The State of Texas, et al v. Union Pacific Resources Company et al, which case is presently pending in Lee County, Texas. The suit attempts to establish a class action consisting of unidentified royalty and working interest owners throughout the State of Texas. Among other things, the plaintiffs are seeking actual and exemplary damages for alleged violation of various statutes relating to common carriers and common purchasers of crude oil including discrimination in the purchase of oil by giving preferential treatment to defendants’ own oil and conspiring to keep the posted price or sales price of oil below market value. A general denial has been filed.  The Company is neither a common purchaser nor common carrier of oil.  The plaintiffs have not undertaken any actions to prosecute this case since January 1996.  Lead counsel for the plaintiffs withdrew from the case in 1996, and counsel for the individual named plaintiffs filed a Motion to Withdraw from the case in 1998.  There has been no effort by the plaintiffs to have this case certified as a class since January 1996. Management of the Company believes there is no merit to the allegations as they relate to the Company or its operations.

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

Guarantees

In November 1999, the Company guaranteed loans from a bank to certain employees of the Company, including Mr. Williams, in the aggregate amount of $834,000, the proceeds from which were used to finance the exercise of stock options granted under the 1993 Plan.  During 2000, all employees other than Mr. Williams repaid their respective loans.  The Company was contingently liable under this guarantee for $594,000 at December 31, 2001.

The Company has also guaranteed $675,000 of indebtedness of a real estate partnership (see Note 10).

12.          Impairment of Property and Equipment

The Company has recorded provisions for impairment under SFAS 121 of $18.2 million, $0 and $81,000 for the years 2001, 2000 and 1999, respectively.  The 2001 provision relates primarily to prospects in the Bossier Sands, Sweetlake and south Texas areas.  Price declines during the last half of 2001, coupled with high capital expenditures and lower than expected production and reserves in these areas, resulted in the need for this impairment.

The Company has also recorded provisions for impairment of unproved properties aggregating $10.2 million, $4.3 million and $4 million in 2001, 2000 and 1999, respectively, and have charged these impairments to exploration costs in the accompanying statements of operations.

13.          Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141 “Business Combinations.”  SFAS 141 supercedes APB 16 “Business Combinations,” and SFAS 38 “Accounting for Preacquisition Contingencies of Purchased Enterprises.”  SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The Company does not expect the adoption of SFAS 141 to have a material effect on its financial condition or results of operations.

In July 2001, the FASB issued SFAS 142 “Goodwill and Other Intangible Assets.”  SFAS 142 supersedes APB 17 “Intangible Assets,” and requires the discontinuance of goodwill amortization.  In addition, the SFAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles.  SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted.  The Company does not expect the adoption of SFAS 142 to have a material effect on its financial condition or results of operations.

In August 2001, the FASB issued SFAS 143 “Accounting for Asset Retirement Obligations.”  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.  The Company is in the process of assessing the effect of adopting SFAS 143, which will be effective for its first quarter of 2003.

In October 2001, the FASB issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS 121.  SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  However, SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale.  SFAS 144 is effective for fiscal years beginning after December 15, 2001.  The Company is in the process of assessing the effect of adopting SFAS 144, which will be effective for its first quarter of 2002.

14.          Sale of Property

In September 2001, the Company sold its oil and gas interests in three east Texas fields (including interests held through an affiliated limited partnership) for net proceeds to the Company of $15.9 million, resulting in a net gain of $10.7 million.

15.          Quarterly Financial Data (Unaudited)

The following table summarizes results for each of the four quarters in the years ended December 31, 2001 and 2000.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
					Year
	(In thousands, except per share)
Year ended December 31, 2001:
Total revenues	$35,947	$33,203	$24,727	$21,126	$115,003
Gross profit (a)	$28,307	$26,152	$17,735	$14,705	$86,899
Net income (loss)	$2,258	$(8,234)	$6,109	$(5,437)	$(5,304)
Net income (loss) per common share (b):
Basic	$.24	$(.89)	$.66	$(.59)	$(.58)
Diluted	$.24	$(.89)	$.65	$(.59)	$(.58)

Year ended December 31, 2000:
Total revenues	$20,221	$26,687	$32,086	$30,838	$109,832
Gross profit (a)	$15,652	$21,060	$25,106	$24,077	$85,895
Net income	$6,424	$10,904	$8,351	$2,134	$27,813
Net income per common share (b):
Basic	$.70	$1.19	$.90	$.23	$3.02
Diluted	$.69	$1.15	$.87	$.22	$2.91

(a)                                  Gross profit is computed by the sum of oil and gas sales plus natural gas services revenues less operating expenses.  Operating expenses consist of lease operations and costs associated with natural gas services.

(b)                                 The sum of the individual quarterly net income (loss) per share amounts may not agree to the total for the year due to each period’s computation based on the weighted average number of common shares outstanding during each period.

16.          Costs of Oil and Gas Properties

                The following table sets forth certain information with respect to costs incurred in connection with the Company’s oil and gas producing activities during the years ended December 31, 2001, 2000 and 1999.

	2001	2000	1999
	(In thousands)
Property acquisitions:
Proved	$1,278	$—	$—
Unproved	14,418	11,131	3,221
Developmental costs	19,692	36,510	8,199
Exploratory costs	75,857	32,297	6,912
Total	$111,245	$79,938	$18,332

The following table sets forth the capitalized costs for oil and gas properties as of December 31, 2001 and 2000.

	2001	2000
	(In thousands)
Proved properties	$565,313	$481,348
Unproved properties	11,471	20,194
Total capitalized costs	576,784	501,542
Accumulated depreciation, depletion and amortization	(425,557)	(372,163)
Net capitalized costs	$151,227	$129,379

17.          Oil and Gas Reserve Information (Unaudited)

The estimates of proved oil and gas reserves utilized in the preparation of the consolidated financial statements were prepared by independent petroleum engineers.  Such estimates are in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve reports be prepared under economic and operating conditions existing at the registrant’s year end with no provision for price and cost escalations except by contractual arrangements. The Company’s reserves are substantially located onshore in the United States.

The Company emphasizes that reserve estimates are inherently imprecise.  Accordingly, the estimates are expected to change as more current information becomes available.  A significant portion of the Company’s proved reserves at December 31, 2001 are classified as proved developed nonproducing, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

The following table sets forth proved oil and gas reserves together with the changes therein (oil in MBbls, gas in MMcf, oil converted to MMcfe at six MMcf per MBbl) for the years ended December 31, 2001, 2000 and 1999.

	2001			2000			1999
	Oil (a)	Gas	MMcfe	Oil (a)	Gas	MMcfe	Oil	Gas	MMcfe
Proved reserves:
Beginning of period	12,911	28,308	105,774	11,904	30,141	101,565	5,741	38,854	73,300
Revisions (b)	(1,943)	(2,478)	(14,136)	770	(2,406)	2,214	5,077	663	31,125
Extensions and discoveries	786	63,403	68,119	2,623	8,620	24,358	3,239	9,306	28,740
Sales of minerals-in-place	(72)	(3,994)	(4,426)	—	—	—	(277)	(13,835)	(15,497)
Purchases of minerals-in-place	—	848	848	—	—	—	—	—	—
Production	(2,391)	(11,113)	(25,459)	(2,386)	(8,047)	(22,363)	(1,876)	(4,847)	(16,103)
End of period	9,291	74,974	130,720	12,911	28,308	105,774	11,904	30,141	101,565

Proved developed reserves:
Beginning of period	10,565	26,278	89,668	9,028	26,960	81,128	5,504	32,215	65,239
End of period	8,414	74,407	124,891	10,565	26,278	89,668	9,028	26,960	81,128

(a)                                  For 2001, all reserve volumes include natural gas liquids.  Due to the change described in note (b) below, only revisions and ending reserves for 2000 include natural gas liquids.

(b)                                 Effective December 31, 2000, the Company changed its method of estimating future natural gas production from a wet stream to a dry stream. This change resulted in an increase in natural gas liquids of 1,262 MBOE, a decrease in natural gas of 3,976 MMcf and an increase in gas equivalents of 3,594 MMcfe.

Proved developed reserves at December 31, 2001 include 32,078 MMcf of gas and 782 MBbls of oil and natural gas liquids of nonproducing reserves.  Extensions and discoveries for 2001 include 29,882 MMcf of gas and 437 MBbls of oil and natural gas liquids of nonproducing reserves.

The standardized measure of discounted future net cash flows relating to proved reserves as of December 31, 2001, 2000 and 1999 was as follows:

	2001	2000	1999
	(In thousands)
Future cash inflows	$364,712	$609,867	$369,584
Future costs:
Production	(92,700)	(135,919)	(76,507)
Development	(18,247)	(27,336)	(24,861)
Income taxes	(36,870)	(118,534)	(56,959)
Future net cash flows	216,895	328,078	211,257
10% discount factor	(52,307)	(96,014)	(59,615)
Standardized measure of discounted future net cash flows	$164,588	$232,064	$151,642

Changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2001, 2000 and 1999 were as follows:

	2001	2000	1999
	(In thousands)
Standardized measure, beginning of period	$232,064	$151,642	$52,061
Net changes in sales prices, net of production costs	(142,746)	91,001	63,593
Revisions of quantity estimates	(22,263)	6,196	58,821
Accretion of discount	30,746	17,650	5,206
Changes in future development costs, including development costs incurred that reduced future development costs	14,399	7,007	1,850
Changes in timing and other	(17,386)	10,639	(7,348)
Net change in income taxes	53,111	(50,533)	(24,858)
Extensions and discoveries	120,363	83,266	46,892
Sales, net of production costs	(86,034)	(84,804)	(33,144)
Sales of minerals-in-place	(18,833)	—	(11,431)
Purchases of minerals-in-place	1,167	—	—
Standardized measure, end of period.	$164,588	$232,064	$151,642

The estimated present value of future cash flows relating to proved reserves is extremely sensitive to prices used at any measurement period.  The average prices used for each commodity for the years ended December 31, 2001, 2000 and 1999 were as follows:

	Average Price
	Oil	Gas
As of December 31:
2001	$17.92	$2.64
2000	$25.12	$10.09
1999	$25.09	$2.36