Form 10-Q
period 2002-03-31
CLAYTON WILLIAMS ENERGY INC /DE
filed 2002-05-14
CIK 880115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File No. 0-20838

CLAYTON WILLIAMS ENERGY, INC.

(Exact name of Registrant as specified in its charter)

Delaware	75-2396863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6 Desta Drive, Suite 6500, Midland, Texas	79705-5510
(Address of principal executive offices)	(Zip code)

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

Yes  ☒    No  ☐

Number of shares of Common Stock outstanding as of May 10, 2002    9,242,721.

CLAYTON WILLIAMS ENERGY, INC.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,582	$2,856
Accounts receivable:
Oil and gas sales, net	8,442	7,489
Joint interest and other, net	2,323	2,103
Affiliates	88	210
Inventory	2,724	2,663
Deferred income taxes	427	438
Fair value of derivatives	—	4,426
Prepaids and other	935	1,035
	18,521	21,220
PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	579,929	576,784
Natural gas gathering and processing systems	14,688	14,513
Other	11,498	11,370
	606,115	602,667
Less accumulated depreciation, depletion and amortization	(450,434)	(443,307)
Property and equipment, net	155,681	159,360

OTHER ASSETS
Deferred income taxes	5,903	401
Fair value of derivatives	397	505
Investments and other	1,840	1,793
	8,140	2,699

	$182,342	$183,279
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$14,236	$28,742
Oil and gas sales	7,069	7,890
Affiliates	791	374
Fair value of derivatives	6,336	659
Accrued liabilities and other	947	1,334
	29,379	38,999

LONG-TERM DEBT	80,100	62,000

FAIR VALUE OF DERIVATIVES	1,081	—

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share; authorized — 3,000,000 shares; issued and outstanding —none	—	—
Common stock, par value $.10 per share; authorized — 30,000,000 shares; issued — 9,214,890 shares in 2002 and 9,246,046 shares in 2001	922	925
Additional paid-in capital	72,124	72,525
Retained earnings	4,005	7,019
Accumulated other comprehensive income (loss)	(5,269)	1,811
	71,782	82,280
	$182,342	$183,279

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share)

	Three Months Ended March 31,
	2002	2001
REVENUES
Oil and gas sales	$18,783	$33,096
Natural gas services	1,199	2,851
Total revenues	19,982	35,947
COSTS AND EXPENSES
Lease operations	5,197	4,984
Exploration:
Abandonments and impairments	6,229	6,335
Seismic and other	1,708	8,508
Natural gas services	994	2,656
Depreciation, depletion and amortization	7,127	8,213
General and administrative	1,875	960
Total costs and expenses	23,130	31,656

Operating income (loss)	(3,148)	4,291

OTHER INCOME (EXPENSE)
Interest expense	(961)	(554)
Gain on sales of property and equipment	9	13
Change in fair value of derivatives	(712)	(190)
Other	121	53
Total other income (expense)	(1,543)	(678)

Income (loss) before income taxes and cumulative effect of accounting change	(4,691)	3,613
Income tax expense (benefit)	(1,677)	1,191
Income (loss) before cumulative effect of accounting change	(3,014)	2,422
Cumulative effect of accounting change, net of tax	—	(164)
NET INCOME (LOSS)	$(3,014)	$2,258

Net income (loss) per common share:
Basic:
Before cumulative effect of accounting change	$(.33)	$.26
Cumulative effect of accounting change	—	(.02)
Net income (loss)	$(.33)	$.24

Diluted:
Before cumulative effect of accounting change	$(.33)	$.26
Cumulative effect of accounting change	—	(.02)
Net income (loss)	$(.33)	$.24

Weighted average common shares outstanding:
Basic	9,211	9,261
Diluted	9,211	9,516

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Compre - hensive Income (Loss)	Total Compre - hensive Income (Loss)
	No. of Shares	Par Value

BALANCE, December 31, 2001	9,246	$925	$72,525	$7,019	$1,811
Net loss	—	—	—	(3,014)	—	$(3,014)
Changes in fair value of derivatives designated as cash flow hedges	—	—	—	—	(7,080)	(7,080)
Total comprehensive income						$(10,094)
Issuance of stock through compensation plans	9	1	108	—	—
Repurchase and cancellation of common stock	(41)	(4)	(509)	—	—
BALANCE, March 31, 2002	9,214	$922	$72,124	$4,005	$(5,269)

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,014)	$2,258
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	7,127	8,213
Exploration costs	6,229	6,335
Gain on sales of property and equipment	(9)	(13)
Deferred income taxes	(1,677)	1,191
Stock-based employee compensation	(25)	(199)
Change in fair value of derivatives	398	190
Cumulative effect of accounting change, net of tax	—	164
Other	109	111

Changes in operating working capital:
Accounts receivable	(1,051)	(626)
Accounts payable	(5,128)	4,815
Other	(153)	1,638

Net cash provided by operating activities	2,806	24,077

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(19,629)	(35,003)
Proceeds from sales of property and equipment	9	29
Other	(47)	(179)

Net cash used in investing activities	(19,667)	(35,153)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	18,100	10,100
Proceeds from sale of common stock	—	33
Repurchase and cancellation of common stock	(513)	—

Net cash provided by financing activities	17,587	10,133

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	726	(943)

CASH AND CASH EQUIVALENTS
Beginning of period	2,856	2,384

End of period	$3,582	$1,441

SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$905	$554

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

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

In the opinion of management, the Company’s unaudited consolidated financial statements as of March 31, 2002 and for the interim periods ended March 31, 2002 and 2001 include all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States.  These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2001 Form 10-K.

3.             Long-Term Debt

Long-term debt consists of the following:

	March 31, 2002	December 31, 2001
	(In thousands)

Secured Bank Credit Facility (matures December 31, 2004)	$80,100	$62,000

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

Effective May 1, 2002, the banks increased the borrowing base to $95 million.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

All outstanding balances on the credit facility may be designated, at the Company’s option, as either “Base Rate Loans” or “Eurodollar Loans” (as defined in the loan agreement), provided that not more than two Eurodollar traunches may be outstanding at any time.  Base Rate Loans bear interest at the fluctuating Base Rate plus a Base Rate Margin ranging from 0% to 3/8% per annum, depending on levels of outstanding advances and letters of credit.  Eurodollar Loans bear interest at the LIBOR rate plus a Eurodollar Margin ranging from 1.25% to 2.0%.  At March 31, 2002, the Company’s indebtedness under the credit facility consisted of $79 million of Eurodollar Loans at a rate of 3.9% and $1.1 million of Base Rate Loans at a rate of 5.1%.

In addition, the Company pays the banks a commitment fee equal to 1/4% per annum on the unused portion of the revolving loan commitment.  Interest on the revolving loan and commitment fees are payable quarterly, and all outstanding principal and interest will be due December 31, 2004.

The loan agreement contains financial covenants that are computed quarterly and require the Company to maintain minimum levels of working capital and cash flow.  The Company was in compliance with all of the financial and non-financial covenants at March 31, 2002.

4.             Compensation Plans

The Company has reserved 500,000 shares of common stock for issuance under the Executive Incentive Stock Compensation Plan, permitting the Company, at its discretion, to pay all or part of selected executives’ salaries in shares of common stock in lieu of cash.  During the three months ended March 31, 2002, the Company issued 4,696 shares of common stock to Mr. Williams in lieu of cash compensation aggregating $53,000, which is included in general and administrative expenses in the accompanying consolidated financial statements.  Subsequent to March 31, 2002, the Company issued an additional 34,933 shares to Mr. Williams in lieu of cash compensation aggregating $438,000, including a $400,000 bonus payable in stock which was accrued in general and administrative expenses at March 31, 2002.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (“FIN 44”) to Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) which required a change in the classification of 233,141 stock options repriced by the Company in April 1999 from fixed stock options to variable stock options.  Pursuant to FIN 44, the Company is required to recognize compensation expense on the repriced options to the extent that the quoted market value of the Company’s common stock at the end of each period exceeds the amended option price ($5.50 per share), except that options vested as of July 1, 2000 must recognize compensation expense only to the extent that the quoted market value exceeds the market value on that date ($31.94 per share).  The Company’s closing market price at March 31, 2002 was $12.50.  Accordingly, the Company recorded a non-cash credit for stock-based employee compensation of $25,000, which is included in general and administrative expense, for the quarter ended March 31, 2002.  As the repriced options are exercised, the cumulative amount of accrued compensation expense will be credited to additional paid-in capital.  Since this provision is based on changes in the quoted market value of the Company’s common stock, the Company’s future results of operations may be subject to significant volatility.

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

The following summarizes information concerning the Company’s net positions in open commodity derivatives as of March 31, 2002, plus positions entered into subsequent to March 31, 2002.

Oil Swaps	Gas Swaps

Bbls

Average Price

MMBtu

Average Price

Production Period:

2nd Quarter 2002

60,000

$

25.15

4,030,000

$

2.95

3rd Quarter 2002

90,000

$

25.15

3,880,000

$

3.05

4th Quarter 2002

90,000

$

25.15

2,550,000

$

3.43

1st Quarter 2003

90,000

$

25.15

1,305,000

$

3.32

2nd Quarter 2003

30,000

$

25.15

1,195,000

$

3.03

360,000

$

25.15

12,960,000

$

3.12

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

Accounting For Derivatives

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, which established accounting and reporting requirements for derivative instruments and hedging activities.  SFAS 133 requires that all derivative instruments be recognized as assets or liabilities in the balance sheet, measured at fair value. The accounting for changes in the fair value of a derivative depends on both the intended purpose and the formal designation of the derivative.  Designation is established at the inception of a derivative, but subsequent changes to the designation are permitted.  For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS 133, changes in fair value are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.   Hedge effectiveness is measured quarterly based on relative changes in fair value between the derivative contract and the hedged item over time.  Any change in fair value resulting from ineffectiveness is recognized immediately in earnings.  Changes in fair value of derivative instruments which are not designated as cash flow hedges or do not meet the effectiveness guidelines of SFAS 133 are recorded in earnings as the changes occur.

Upon adoption of SFAS 133, the Company recorded liabilities aggregating $539,000 applicable to the fair value of all derivatives held by the Company as of January 1, 2001, resulting in a provision for the cumulative effect of accounting change of $164,000 (net of deferred taxes of $89,000), and a charge to accumulated other comprehensive income of $186,000 (net of deferred taxes of $100,000).

The following table sets forth, for the quarter ended March 31, 2002, the components of accumulated other comprehensive income, as reported in stockholders’ equity, all of which is related to derivatives that qualify for cash flow hedge treatment under SFAS 133.

	Accumulated Other Comprehensive Income (Loss)
	Commodity Derivatives	Interest Rate Derivatives	Total
	(In thousands)

Balance, December 31, 2001	$1,997	$(186)	$1,811
Change in fair value of derivatives, net of tax	(5,739)	81	(5,658)
Reclassifications to earnings, net of tax	(1,565)	143	(1,422)

Net changes during the period	(7,304)	224	(7,080)
Balance, March 31, 2002	$(5,307)	$38	$(5,269)

During the twelve months subsequent to March 31, 2002, the Company expects to reclassify $4.8 million of net deferred losses associated with open cash flow hedges and $75,000 of net deferred losses on terminated cash flow hedges from accumulated other comprehensive income to earnings.  The unrealized deferred hedge losses associated with open cash flow hedges remain subject to market price fluctuations until the position is either settled under the terms of the hedge arrangement or terminated prior to maturity.  The net deferred losses on terminated cash flow hedges are fixed.

Amounts reported as changes in fair value of derivatives in the accompanying statements of operations consist of the following:

Three Months Ended March 31,

2002

2001

(In thousands)

Net loss on the ineffective portion of cash flow hedges

$

 (281

)

$

 —

Net loss on derivatives not qualifying as hedges

(431

)

(190

)

Net loss

$

 (712

)

$

 (190

)

6.             Financial Instruments

Cash and cash equivalents, receivables, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments.  Long-term debt was estimated to have a fair value approximating the carrying amount since the stated interest rate is generally market sensitive.

The fair values of derivatives as of March 31, 2002 and December 31, 2001 are set forth below.  The associated carrying values of derivatives at March 31, 2002 are equal to their estimated fair values.

	March 31, 2002	December 31, 2001
	(In thousands)
Assets (liabilities):
Commodity derivatives	$(7,078)	$4,558
Interest rate derivatives	58	(286)
Net assets (liabilities)	$(7,020)	$4,272

7.             Income Taxes

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities.  Significant components of net deferred tax assets at March 31, 2002 and December 31, 2001 are as follows:

	March 31, 2002	December 31, 2001
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$15,476	$16,964
Depletion carryforwards	1,264	1,229
Accrued stock-based compensation	137	146
Fair value of derivatives	2,460	—
Other	969	971
	20,306	19,310
Deferred tax liabilities:
Property and equipment	(13,976)	(16,978)
Fair value of derivatives	—	(1,493)
	(13,976)	(18,471)

Net deferred tax assets	$6,330	$839

Components of net deferred tax assets:
Current assets	$427	$438
Non-current assets	5,903	401
	$6,330	$839

The Company’s effective income tax rates for the three months ended March 31, 2002 and 2001 were different than the statutory federal income tax rate for the following reasons:

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Income tax expense (benefit) at statutory rate of 35%	$(1,642)	$1,265
Tax depletion in excess of basis	(35)	(74)
Income tax expense (benefit)	$(1,677)	$1,191

Current	$—	$—
Deferred	(1,677)	1,191

Income tax expense (benefit)	$(1,677)	$1,191

The Company derives an income tax benefit when employees and directors exercise options granted under the Company’s stock compensation plans (see Note 4).  Employee stock options that are classified as fixed stock options under APB 25 do not result in a charge against book income when the option price is equal to or greater than the market price at date of grant.  Therefore, any tax benefit from the exercise of fixed stock options results in a permanent difference, which is recorded to additional paid-in capital when the tax benefit is realized.  No options were exercised during the quarter ended March 31, 2002.

8.             Stock Repurchase Program

In July 2000, the Company’s Board of Directors authorized the expenditure of up to $2 million for the repurchase of shares of the Company’s common stock on the open market at times and prices deemed appropriate by the Company’s management.  This authorization expires in July 2002.  To date, the Company has spent $1.4 million to repurchase and cancel 115,100 shares of common stock, of which 40,800 shares were repurchased during the three months ended March 31, 2002 at an aggregate cost of $513,000.

9.             Investment

In May 2001, the Company invested approximately $1.6 million as a limited partner in a partnership formed to purchase and operate two commercial office buildings in Midland, Texas, one of which is the location of the Company’s corporate headquarters.  In addition, the Company guaranteed up to $675,000 of partnership indebtedness.  An affiliate of Mr. Williams will serve as general partner.  Since the Company does not manage or control the operations of these buildings, the Company utilizes the equity method of accounting for its investment in this limited partnership.

10.          Accounting Pronouncements

Effective January 1, 2002 the Company adopted SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS 121.  SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  However, SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale.  The adoption of SFAS 144 had no impact on the Company’s financial condition or results of operations.

In August 2001, the FASB issued SFAS 143 “Accounting for Asset Retirement Obligations.”  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.  The Company is in the process of assessing the effect of adopting SFAS 143, which will be effective for its first quarter of 2003.

Item 2 —   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward—Looking Statements

This Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  Forward-looking statements can be identified by the use of words such as “could”, “should”, “expect”, “project”, “estimate”, “believe”, “anticipate”, “intend”, “budget”, “plan”, “forecast”, “predict” and other similar expressions.  Forward-looking statements appear throughout this Form 10-Q and include statements regarding our plans, beliefs or current expectations with respect to, among other things: profitability; planned capital expenditures; estimates of oil and gas production; future project dates; estimates of future oil and gas prices; estimates of oil and gas reserves; our future financial condition or results of operations; and our business strategy and other plans and objectives for future operations.  Forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results to differ materially from those contained in any forward-looking statement. While we have made assumptions that we believe are reasonable, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. We disclaim any responsibility to publicly update any information contained in or related to a forward-looking statement and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to Clayton Williams Energy, Inc. are expressly qualified in their entirety by this cautionary statement.

The following discussion is intended to help you understand the historical consolidated financial position of Clayton Williams Energy, Inc. (“CWEI”) at March 31, 2002, and our results of operations and cash flows for each of the periods ended March 31, 2002 and 2001.  Our historical consolidated financial statements and notes thereto included in this Form 10-Q contain detailed information that you should consider in conjunction with this discussion.  You should read this discussion in connection with our Form 10–K for the year ended December 31, 2001 and the consolidated financial statements and notes included in this Form 10-Q.

Overview

Since 1997, we have been aggressively transforming CWEI from a development driller of horizontal wells in the Austin Chalk (Trend) to an exploration company committed to generating and drilling exploratory prospects, primarily through advanced seismic technology.  We are now concentrating our efforts toward finding and producing oil and natural gas through exploration activities, principally in the Miocene Trend in south Louisiana and the Cotton Valley Reef Complex area of east central Texas.

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

Although we have made the transition to an exploration company, we plan to continue using the successful efforts method of accounting and accept the earnings volatility that comes with it.  Through discussions like this, we will attempt to explain how the application of this method affects our financial statements, and assist you in making your analysis of our performance as compared to our peers.  Following, you will find a detailed discussion about our critical accounting policies and the estimates and assumptions we must use to follow the successful efforts method of accounting.

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

Accounting Policies

Estimates or Assumptions

Accounts Affected

Successful efforts accounting for oil and gas properties

• Reserve estimates
• Valuation of unproved properties
• Judgement regarding status of in-progress exploratory wells

• Oil and gas properties • Accumulated DD&A • Provision for DD&A • Impairment of unproved properties • Abandonment costs (dry hole costs)

Impairment of proved properties

• Reserve estimates and related present value of future net revenues

• Oil and gas properties • Accumulated DD&A • Impairment of proved properties

Valuation allowance for net deferred tax assets

• Estimates related to utilizing net operating loss (NOL) carryforwards

• Deferred tax assets • Deferred tax liabilities • Deferred income taxes

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

Logs, core samples, well tests, pressure data

More accurate

Proved developed producing

Production history, pressure data over time

Most accurate

Assumptions as to future commodity prices and operating and capital costs also play a significant role in estimating oil and gas reserves and the estimated present value of the cash flows to be received from the future production of those reserves.  Volumes of recoverable reserves are affected by the assumed prices and costs due to what is known as the economic limit (that point in the future when the projected costs and expenses exceed the projected revenues).  But more significantly, the estimated present value of future cash flows from the reserves is extremely sensitive to prices and costs, and may vary materially based on different assumptions.  SEC guidelines require that pricing parameters be tied to the price received for oil and natural gas on the effective date of the reserve report.  This requirement can cause significant changes from period to period given the volatile nature of oil and gas product prices.

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

Valuation allowance for NOL carryforwards

In computing our provision for income taxes, we must assess the need for a valuation allowance on deferred tax assets, which consist primarily of NOL carryforwards.  For federal income tax purposes, these carryforwards expire 15 years from the year of origination.  We assess our ability to fully utilize these carryforwards by comparing future book income to future taxable income based on the assumption that we will produce our existing reserves, as scheduled for production in our reserve report, under current economic conditions.  If future book income does not exceed future taxable income by amounts sufficient to utilize NOL’s before they expire, we must impair the resulting deferred tax asset.

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

Valuation allowance on NOL carryforwards

Each quarter, we assess our ability to utilize NOL carryforwards.  An increase in the valuation allowance from one period to the next will result in a decrease in our net deferred tax assets and a decrease in net income or loss.  Similarly, a decrease in the valuation allowance will result in an increase in our net deferred tax assets and an increase in net profits or loss.

This process requires estimates and assumptions which are complex and may vary materially from our actual ability to utilize NOL carryforwards in the future.  Also, the current tax laws in this area are complicated due to the impact of alternative minimum tax on the utilization of NOL carryforwards.  As a mitigating factor, as long as we are actively drilling for new production, we have some tax planning strategies available to us, such as elective capitalization of intangible drilling costs, to help us utilize these NOL carryforwards before they expire.

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

Capital Expenditures

We presently plan to spend $59.9 million on exploration and development activities during 2002, of which $11.1 million has been incurred through March 31, 2002.  This level of planned expenditures is 23% higher than previous estimates due primarily to an increase in the number of prospects identified for drilling in South Louisiana.  The following table sets forth, by area, certain information about our actual and planned exploration and development activities for 2002.

	Actual Expenditures Three Months Ended March 31, 2002	Planned Expenditures Year Ended December 31, 2002	Percentage of Total
	(In thousands)

South Louisiana	$6,800	$41,700	70%
Cotton Valley Reef Complex	3,300	10,800	18%
Austin Chalk (Trend)	200	2,400	4%
West Texas	700	2,100	3%
Other Areas	100	2,900	5%
	$11,100	$59,900	100%

Approximately 95% of the actual and planned expenditures shown in the preceding table relate to exploratory prospects.  Exploratory prospects involve a higher degree of risk than developmental prospects, but may also offer a higher reserve potential and rate of return on investment.  You need to be aware that actual expenditures during 2002 may be substantially higher than these estimates as our plans for exploration and development activities change throughout the year.  We do not attempt to forecast our success rate on exploratory drilling.  Accordingly, these current estimates do not include any costs we may incur to complete our successful exploratory wells and construct the required production facilities for these wells.  Also, we are actively searching for other opportunities to increase our oil and gas reserves, including the evaluation of new prospects for exploratory and developmental drilling activities and potential acquisitions of proved oil and gas reserves.  Other factors, such as prevailing product prices and the availability of capital resources, could also increase or decrease the ultimate level of expenditures during 2002.

Credit Facility

We use one Credit Facility for both our short-term liquidity and our long-term financing needs.  The funds available to us at any time under this Credit Facility are limited to the amount of the borrowing base established by the banks.  As long as we have sufficient availability on the Credit Facility to meet our obligations as they come due, we have sufficient liquidity.

At the beginning of 2002, we had an outstanding balance on the Credit Facility of $62 million, and the borrowing base was $85 million, leaving $23 million of availability.  During the quarter ended March 31, 2002, we generated cash flow from operating activities of $2.8 million and spent $19.7 million on capital expenditures and other investments, resulting in a cash flow deficit of approximately $16.9 million, which was financed by borrowing $18.1 million on the Credit Facility.  This reduced our availability at March 31, 2002 to $4.9 million, but the banks raised the borrowing base in May 2002 to $95 million, increasing our pro forma availability at March 31, 2002 to $14.9 million.

Using the Credit Facility for both our short-term liquidity and long-term financing needs can cause unusual fluctuations in our reported working capital, depending on the timing of receipts and expenditures.  On a daily basis, we use most of our available cash to pay down our outstanding balance on the Credit Facility, which is classified as a non-current liability since we have no required principal reductions.  As we use cash to pay a non–current liability, our reported working capital decreases.  Conversely, as we draw on the Credit Facility for funds to pay current liabilities (such as payables for drilling and operating costs), our reported working capital increases.  Also, volatility in oil and gas prices can cause significant fluctuations in reported working capital as we record changes in the fair value of derivatives from period to period.  For these reasons, the working capital covenant related to the Credit Facility requires us to (i) include the amount of funds available on the Credit Facility as a current asset, and (ii) exclude current assets and liabilities related to the fair value of derivatives, when computing the working capital ratio at any balance sheet date.  Our reported working capital deficit at March 31, 2002 was $10.9 million, as compared to $17.8 million at December 31, 2001.  Giving effect to the above adjustments, our working capital for loan compliance purposes is a positive $400,000 at March 31, 2002, as compared to a positive $800,000 at December 31, 2001.

The banks redetermine the borrowing base at least twice a year, in May and November.  If at any time, the borrowing base is less than the amount of outstanding indebtedness, we will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement.  The loan agreement contains financial covenants that are computed quarterly and requires us to maintain minimum levels of working capital, cash flow and net tangible assets.  We were in compliance with all of the financial and non-financial covenants at March 31, 2002.

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

Adverse changes in reserve estimates or commodity prices could reduce our cash flow from operating activities.  We rely on estimates of reserves to project our cash flow from operating activities.  If the forecasted production from those reserves is delayed or is lower than expected, our cash flow from operating activities may be lower than we anticipated.  Commodity prices also impact our cash flow from operating activities.  Based on December 31, 2001 reserve estimates, we project that a $1 drop in oil price and a $.50 drop in gas price would reduce our gross revenues by $1.6 million and $7.1 million, respectively, before giving effect to hedging activities.  See “Quantitative and Qualitative Disclosure About Market Risks.”

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

We may not be able to comply with certain financial covenants in the Credit Facility if the borrowing base does not increase.  The Credit Facility requires us to maintain a working capital average ratio of at least 1 to 1, as adjusted for availability under the Credit Facility and the exclusion of fair value of derivatives.  The Company may not be able to maintain this ratio unless the borrowing base is increased due to new reserve additions, improved reserve performance, or favorable price changes.

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

Off-Balance Sheet Arrangement

In May 2001, we invested approximately $1.6 million as a limited partner in a partnership formed to purchase and operate two commercial office buildings in Midland, Texas, one of which is the location of our corporate headquarters.  In addition, we loaned the partnership $100,000 against an unsecured note due in September 2002 and guaranteed up to $675,000 of partnership indebtedness.  If the guarantee is not called, our ownership interest in the partnership is 31.9% before payout (as defined in the partnership agreement) and 33.4% after payout.  If the guarantee is called, our interest will increase to 37.7% and 38.9%, respectively.  We are not liable for any indebtedness of the partnership except to the extent of the guarantee.  An affiliate of Clayton W. Williams (“Mr. Williams”) serves as general partner of the partnership.  Since we do not manage or control the operations of these buildings, we utilize the equity method of accounting for its investment in this limited partnership.

Contingent Commitments

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

In November 1999, we guaranteed loans from a bank to several of our employees, including Mr. Williams, in the aggregate amount of $834,000.  The proceeds of these loans were used to finance the exercise of employee stock options.  All of the employees except Mr. Williams have repaid the loans.  At March 31, 2002, we were contingently liable for the outstanding balance on Mr. Williams’ loan of $556,000.  The loan matures in 2005.

Results of Operations

The following table sets forth certain operating information of the Company for the periods presented.

	Three Months Ended March 31,
	2002	2001
Oil and Gas Production Data:
Gas (MMcf)	3,049	2,205
Oil (MBbls)	427	548
Natural gas liquids (MBbls)	50	52
Total MMcfe (1)	5,911	5,805
Average Oil and Gas Sales Prices (2):
Gas ($/Mcf)	$3.06	$7.38
Oil ($/Bbl)	$20.41	$28.38
Natural gas liquids ($/Bbl)	$10.90	$22.85
Oil and Gas Costs ($/Mcfe Produced):
Lease operating expenses	$.88	$.86
Oil and gas depletion	$1.15	$1.36
Net Wells Drilled (3):
Exploratory Wells	.4	5.5
Developmental Wells	.9	12.3

(1)                      Oil is converted to gas equivalents (Mcfe) at the ratio of six Mcf of gas to one Bbl of oil.

(2)                      Includes effects of hedging transactions.

(3)                      Excludes wells being drilled or completed at the end of each period.

Three Months Ended March 31, 2002 Compared to March 31, 2001

Revenues

Oil and gas sales decreased 43% from $33.1 million in 2001 to $18.8 million in 2002 due primarily to a 59% decrease in average gas prices, which price decline was partially offset by a 38% increase in gas production.  Most of the increase in gas production was derived from our Cotton Valley Reef Complex area.  Average oil prices decreased 28% and oil production declined 22% due primarily to the effects of reduced drilling activity in oil-prone areas.

Costs and Expenses

Lease operations expenses increased 4% from $5 million in 2001 to $5.2 million in 2002, while oil and gas production on a Mcfe basis increased 2%, resulting in a 2% increase in production costs on a Mcfe basis from $.86 in 2001 to $.88 in 2002.

Exploration costs totaled $7.9 million in 2002, as compared to $14.8 million in 2001, due to the following:

•                    $6.2 million in abandonments (dry hole costs) and unproved property impairments, including $2 million related to prospects in Plaquemines Parish, Louisiana, $2.3 million related to prospects in the West Texas area, and $1.8 million related to certain prospects in the Cotton Valley Reef Complex area; and

•                    $1.7 million of seismic and other exploration costs related primarily to the acquisition, processing and interpretation of 3-D seismic data in south Louisiana.

Since we follow the successful efforts method of accounting, our results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

Depreciation, depletion and amortization (“DD&A”) expense decreased 13% from $8.2 million in 2001 to $7.1 million in 2002 due primarily to a 15% decrease in the average depletion rate.  Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit–of–production method based on estimated proved reserves. The average depletion rate per Mcfe decreased from $1.36 in 2001 to $1.15 in 2002 due primarily to the effects of higher commodity prices on reserve estimates.

General and administrative expenses (“G&A”), excluding non-cash stock-based employee compensation, increased from $1.2 million in 2001 to $1.9 million in 2002 due primarily to the payment of a bonus to Mr. Williams and higher personnel costs attributable to the level of drilling and operating activities.  G&A expenses during the current quarter of 2002 include a non-cash credit of $25,000 for stock-based employee compensation pursuant to the requirements of Financial Accounting Standards Board Interpretation No. 44 (see Note 4 to the accompanying consolidated financial statements).  A $199,000 credit was required during the 2001 period.  Since the amount of this non-cash provision or credit is based on the quoted market value of our common stock, the future results of our operations may be subject to significant volatility.

We reported a net loss on the change in fair value of derivatives of $712,000 during the 2002 period compared to a $190,000 net loss in 2001 in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which we adopted effective January 1, 2001 (see Note 5 to the accompanying consolidated financial statements).

Interest Expense and Other

Interest expense increased 73% from $554,000 in 2001 to $961,000 in 2002 due primarily to higher average levels of indebtedness on the secured bank credit facility, offset in part by lower effective interest rates.  The average daily principal balance outstanding on the credit facility during the current quarter was $71.6 million compared to $34.6 million in the 2001 period.  The effective annual interest rate on bank debt, including bank fees and interest rate derivatives, during the current quarter was 5.9% compared to 8.7% in the 2001 period.  Capitalized interest for the current period was $84,000 compared to $198,000 in the 2001 period.

Income Taxes

During the first quarter of 2002, we recorded an income tax benefit of $1.7 million, as compared to a provision of $1.2 million in 2001 (see Note 7 to the accompanying consolidated financial statements).

Item 3 —       Quantitative and Qualitative Disclosure About Market Risks

Our business is impacted by fluctuations in commodity prices and interest rates.  The following discussion is intended to identify the nature of these market risks, describe our strategy for managing such risks, and to quantify the potential affect of market volatility on our financial condition and results of operations.

Oil and Gas Prices

Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control.  These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic.  We cannot predict future oil and gas prices with any degree of certainty.  Sustained weakness in oil and gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that we can produce economically.  Any reduction in reserves, including reductions due to price fluctuations, can have an adverse affect on our ability to obtain capital for our exploration and development activities.  Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Based on December 31, 2001 reserve estimates, we project that a $1 drop in the price per Bbl of oil and a $.50 drop in the price per Mcf of gas would reduce our gross revenues for the year ending December 31, 2002 by $8.7 million, before giving effect to hedging activities.

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

The following summarizes information concerning our net positions in open commodity derivates as of March 31, 2002, plus positions entered into subsequent to March 31, 2002.

	Oil Swaps		Gas Swaps
	Bbls	Average Price	MMBtu	Average Price
Production Period:
2nd Quarter 2002	60,000	$25.15	4,030,000	$2.95
3rd Quarter 2002	90,000	$25.15	3,880,000	$3.05
4th Quarter 2002	90,000	$25.15	2,550,000	$3.43
1st Quarter 2003	90,000	$25.15	1,305,000	$3.32
2nd Quarter 2003	30,000	$25.15	1,195,000	$3.03
	360,000	$25.15	12,960,000	$3.12

Interest Rates

All of the Company’s outstanding indebtedness at March 31, 2002 is subject to market rates of interest as determined from time to time by the banks pursuant to the Credit Facility.  We may designate borrowings under the Credit Facility as either “Base Rate Loans” or “Eurodollar Loans.”  Base Rate Loans bear interest at a fluctuating rate that is linked to the discount rates established by the Federal Reserve Board.  Eurodollar Loans bear interest at a fluctuating rate that is linked to LIBOR.  Any increases in these interest rates can have an adverse impact on our results of operations and cash flow.  Due to the decline in interest rates during 2001, we entered into a LIBOR-based swap in November 2001 on $50 million of our indebtedness at a fixed rate of 3.63% for two years.

PART II.  OTHER INFORMATION

Item 6 –         Exhibits and Reports on Form 8-K

Reports on Form 8-K

During the quarter ended March 31, 2002, the Company filed the following Form 8-K’s:

•                    Form 8-K dated February 19, 2002 to provide public disclosure of certain financial and operating estimates in order to permit the preparation of models to forecast the Company’s operating results for each quarter during the Company’s fiscal year ending December 31, 2002.

•                    Form 8-K dated April 11, 2002 to change the Company’s certifying accountant.

CLAYTON WILLIAMS ENERGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CLAYTON WILLIAMS ENERGY, INC.

Date:	May 14, 2002	By:	/s/ L. Paul Latham
L. Paul Latham
Executive Vice President and Chief Operating Officer

Date:	May 14, 2002	By:	/s/ Mel G. Riggs
Mel G. Riggs
Senior Vice President and Chief Financial Officer