Form 10-Q
period 2002-06-30
CLAYTON WILLIAMS ENERGY INC /DE
filed 2002-08-13
CIK 880115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

or

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

Yes       ☒        No     ☐

Number of shares of Common Stock outstanding as of August 9, 2002       9,253,941.

CLAYTON WILLIAMS ENERGY, INC.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,934	$2,856
Accounts receivable:
Oil and gas sales, net	8,996	7,489
Joint interest and other, net	2,222	2,103
Affiliates	264	210
Inventory	3,602	2,663
Deferred income taxes	412	438
Fair value of derivatives	—	4,426
Prepaids and other	2,420	1,035
	26,850	21,220
PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	577,923	576,784
Natural gas gathering and processing systems	14,915	14,513
Other	11,588	11,370
	604,426	602,667
Less accumulated depreciation, depletion and amortization	(450,672)	(443,307)
Property and equipment, net	153,754	159,360
OTHER ASSETS
Deferred income taxes	5,058	401
Fair value of derivatives	—	505
Investments and other	1,862	1,793
	6,920	2,699
	$187,524	$183,279

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$13,681	$28,742
Oil and gas sales	7,447	7,890
Affiliates	1,207	374
Fair value of derivatives	6,439	659
Accrued liabilities and other	861	1,334
	29,635	38,999

LONG-TERM DEBT	84,000	62,000

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share; authorized - 3,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.10 per share; authorized - 30,000,000 shares; issued - 9,245,741 shares in 2002 and 9,246,046 shares	925	925
Additional paid-in capital	72,500	72,525
Retained earnings	5,353	7,019
Accumulated other comprehensive income (loss)	(4,889)	1,811
	73,889	82,280
	$187,524	$183,279

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share)

Three Months Ended June 30,

Six Months Ended June 30,

	2002	2001	2002	2001
REVENUES
Oil and gas sales	$18,797	$30,202	$37,415	$62,952
Natural gas services	1,418	2,678	2,617	5,529
Total revenues	20,215	32,880	40,032	68,481

COSTS AND EXPENSES
Lease operations	4,850	5,164	10,020	10,106
Exploration:
Abandonments and impairments	2,514	13,006	8,743	19,341
Seismic and other	1,902	1,919	3,610	10,427
Natural gas services	1,181	1,841	2,175	4,497
Depreciation, depletion and amortization	6,747	11,020	13,826	19,186
Impairment of property and equipment	—	10,353	—	10,353
General and administrative	1,948	1,948	3,823	2,908
Total costs and expenses	19,142	45,251	42,197	76,818

Operating income (loss)	1,073	(12,371)	(2,165)	(8,337)

OTHER INCOME (EXPENSE)
Interest expense	(891)	(685)	(1,852)	(1,239)
Gain on sales of property and equipment	60	4	69	17
Change in fair value of derivatives	52	(30)	(660)	(220)
Other	1,584	89	1,705	142
Total other income (expense)	805	(622)	(738)	(1,300)

Income (loss) before income taxes	1,878	(12,993)	(2,903)	(9,637)
Income tax expense (benefit)	611	(4,623)	(1,098)	(3,522)
Income (loss) from continuing operations	1,267	(8,370)	(1,805)	(6,115)
Cumulative effect of accounting change, net of tax	—	—	—	(164)
Income from discontinued operations, net of tax	81	136	139	303
NET INCOME (LOSS)	$1,348	$(8,234)	$(1,666)	$(5,976)

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$.14	$(.90)	$(.20)	$(.66)
Net income (loss)	$.15	$(.89)	$(.18)	$(.64)

Diluted:
Income (loss) from continuing operations	$.14	$(.90)	$(.20)	$(.66)
Net income (loss)	$.14	$(.89)	$(.18)	$(.64)

Weighted average common shares outstanding:
Basic	9,236	9,273	9,219	9,267
Diluted	9,375	9,273	9,219	9,267

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre - hensive Income (Loss)	Total Compre - hensive Income (Loss)
	Common Stock
	No. of Shares	Par Value

BALANCE, December 31, 2001	9,246	$925	$72,525	$7,019	$1,811
Net loss	—	—	—	(1,666)	—	$(1,666)
Changes in fair value of derivatives designated as cash flow hedges	—	—	—	—	(6,700)	(6,700)
Total comprehensive loss						$(8,366)
Issuance of stock through compensation plans	51	5	618	—	—
Repurchase and cancellation of common stock	(51)	(5)	(643)	—	—
BALANCE, June 30, 2002	9,246	$925	$72,500	$5,353	$(4,889)

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

Six Months Ended June 30,

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,666)	$(5,976)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion and amortization	13,826	19,186
Impairment of proved properties	—	10,353
Exploration costs	8,743	19,341
Gain on sales of property and equipment	(69)	(17)
Deferred income taxes	(1,098)	(3,522)
Non-cash employee compensation	(69)	(261)
Change in fair value of derivatives	403	220
Non-cash effect of discontinued operations, net of tax	167	278
Cumulative effect of accounting change, net of tax	—	164
Other	623	229

Changes in operating working capital:
Accounts receivable	(1,680)	705
Accounts payable	(3,126)	7,767
Other	(1,417)	(37)

Net cash provided by operating activities	14,637	48,430

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(33,967)	(68,545)
Proceeds from sales of property and equipment	4,125	34
Other	(69)	(1,816)

Net cash used in investing activities	(29,911)	(70,327)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	22,000	21,700
Proceeds from sale of common stock	—	95
Repurchase and cancellation of common stock	(648)	—

Net cash provided by financing activities	21,352	21,795

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,078	(102)

CASH AND CASH EQUIVALENTS
Beginning of period	2,856	2,384

End of period	$8,934	$2,282

SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$1,850	$1,247

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

(Unaudited)

1.         Nature of Operations

Clayton Williams Energy, Inc. (a Delaware corporation) and its subsidiaries (collectively, the “Company”) is an independent oil and gas company engaged in the exploration for and development and production of oil and natural gas primarily in Texas, Louisiana, New Mexico and Mississippi.  Approximately 50% of the Company’s common stock is controlled by its Chairman of the Board and Chief Executive Officer, Clayton W. Williams (“Mr. Williams”).

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

In the opinion of management, the Company’s unaudited consolidated financial statements as of June 30, 2002 and for the interim periods ended June 30, 2002 and 2001 include all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States.  These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2002.  The accompanying balance sheet as of December 31, 2001 was audited by the Company’s former independent accounting firm.

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

3.         Long-Term Debt

Long-term debt consists of the following:

	June 30, 2002	December 31, 2001
	(In thousands)

Secured Bank Credit Facility (matures December 31, 2004)	$84,000	$62,000

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

Effective July 18, 2002, the banks increased the borrowing base to $110 million in connection with the purchase of certain producing properties in Louisiana as discussed in Note 12.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

All outstanding balances on the credit facility may be designated, at the Company’s option, as either “Base Rate Loans” or “Eurodollar Loans” (as defined in the loan agreement), provided that not more than two Eurodollar traunches may be outstanding at any time.  Effective July 18, 2002, Base Rate Loans bear interest at the fluctuating Base Rate plus a Base Rate Margin ranging from 0% to 0.5% per annum, depending on levels of outstanding advances and letters of credit.  Eurodollar Loans bear interest at the LIBOR rate plus a Eurodollar Margin ranging from 1.25% to 2.25%.  At June 30, 2002, the Company’s indebtedness under the credit facility consisted of $84 million of Eurodollar Loans at a rate of 3.8%.

In addition, the Company pays the banks a commitment fee equal to 1/4% per annum on the unused portion of the revolving loan commitment.  Interest on the revolving loan and commitment fees are payable quarterly, and all outstanding principal and interest will be due December 31, 2004.

The loan agreement contains financial covenants that are computed quarterly and require the Company to maintain minimum levels of working capital and cash flow.  The Company was in compliance with all of the financial and non-financial covenants at June 30, 2002.

Subsequent to June 30, 2002, the Company issued letters of credit aggregating $4.3 million.

4.                          Compensation Plans

The Company has reserved 500,000 shares of common stock for issuance under the Executive Incentive Stock Compensation Plan, permitting the Company, at its discretion, to pay all or part of selected executives’ salaries in shares of common stock in lieu of cash.  During the six months ended June 30, 2002, the Company issued 41,187 shares of common stock to Mr. Williams in lieu of cash compensation and bonuses aggregating $511,000, which is included in general and administrative expenses in the accompanying consolidated financial statements.  Subsequent to June 30, 2002, the Company issued an additional 3,763 shares to Mr. Williams in lieu of cash compensation aggregating $39,000.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (“FIN 44”) to Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) which required a change in the classification of 233,141 stock options repriced by the Company in April 1999 from fixed stock options to variable stock options.  Pursuant to FIN 44, the Company is required to recognize compensation expense on the repriced options to the extent that the quoted market value of the Company’s common stock at the end of each period exceeds the amended option price ($5.50 per share), except that options vested as of July 1, 2000 must recognize compensation expense only to the extent that the quoted market value exceeds the market value on that date ($31.94 per share).  The Company’s closing market price at June 30, 2002 was $11.60.  Accordingly, the Company recorded a non-cash credit for stock-based employee compensation of $69,000, which is included in general and administrative expense, for the six months ended June 30, 2002.  As the repriced options are exercised, the cumulative amount of accrued compensation expense will be credited to additional paid-in capital.  Since this provision is based on changes in the quoted market value of the Company’s common stock, the Company’s future results of operations may be subject to significant volatility.

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

The following summarizes information concerning the Company’s net positions in open commodity derivatives as of June 30, 2002, plus positions entered into subsequent to June 30, 2002.

Oil Swaps	Gas Swaps

Bbls

Average Price

MMBtu

Average Price

Production Period:

3rd Quarter 2002

280,000

$

25.68

3,880,000

$
3.05

4th Quarter 2002

330,000

$

25.63

3,950,000

$
3.43

1st Quarter 2003

240,000

$

25.33

3,355,000

$
3.48

2nd Quarter 2003

240,000

$

24.67

3,165,000

$
3.33

3rd Quarter 2003

120,000

$

24.20

1,810,000

$
3.58

4th Quarter 2003

80,000

$

24.20

1,720,000

$
3.80

1,290,000

$

25.18

17,880,000

$
3.39

Based on current estimates, approximately 85% and 70% of the Company’s estimated oil and gas production for the remainder of 2002, respectively, is subject to commodity derivatives.

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

The following table sets forth, for the six months ended June 30, 2002, the components of accumulated other comprehensive income, as reported in stockholders’ equity, all of which is related to derivatives that qualify for cash flow hedge treatment under SFAS 133.

	Accumulated Other Comprehensive Income (Loss)
	Commodity Derivatives
Interest Rate Derivatives
			Total

	(In thousands)

Balance, December 31, 2001	$1,997	$(186)	$1,811

Change in fair value of derivatives, net of tax	(6,617)	(565)	(7,182)
Reclassifications to earnings, net of tax	192	290	482

Net changes during the period	(6,425)	(275)	(6,700)

Balance, June 30, 2002	$(4,428)	$(461)	$(4,889)

During the twelve months subsequent to June 30, 2002, the Company expects to reclassify $4.2 million of net deferred losses associated with open cash flow hedges and $657,000 of net deferred losses on terminated cash flow hedges from accumulated other comprehensive income to earnings.  The unrealized deferred hedge losses associated with open cash flow hedges remain subject to market price fluctuations until the position is either settled under the terms of the hedge arrangement or terminated prior to maturity.  The net deferred losses on terminated cash flow hedges are fixed.

Amounts reported as changes in fair value of derivatives in the accompanying statements of operations consist of the following:

Three Months Ended June 30,

Six Months Ended June 30,

2002

2001

2002

2001

(In thousands)

Net gain (loss) on the ineffective portion of cash flow hedges

$

52

$

70

$

(229

)

$

73

Net loss on derivatives not qualifying as hedges

—

(100

)

(431

)

(293

)

Net gain (loss)	$52	$(30)	$(660)	$(220)

6.         Financial Instruments

Cash and cash equivalents, receivables, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments.  Long-term debt was estimated to have a fair value approximating the carrying amount since the stated interest rate is generally market sensitive.

The fair values of derivatives as of June 30, 2002 and December 31, 2001 are set forth below.  The associated carrying values of derivatives at June 30, 2002 are equal to their estimated fair values.

	June 30, 2002	December 31, 2001
	(In thousands)
Assets (liabilities):
Commodity derivatives	$(5,729)	$4,558
Interest rate derivatives	(710)	(286)
Net assets (liabilities)	$(6,439)	$4,272

7.         Income Taxes

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities.  Significant components of net deferred tax assets at June 30, 2002 and December 31, 2001 are as follows:

	June 30, 2002	December 31, 2001
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$13,200	$16,964
Depletion carryforwards	—	1,229
Accrued stock-based compensation	122	146
Fair value of derivatives	2,256	—
Other	969	971
	16,547	19,310
Deferred tax liabilities:
Property and equipment	(11,077)	(16,978)
Fair value of derivatives	—	(1,493)
	(11,077)	(18,471)
Net deferred tax assets	$5,470	$839

Components of net deferred tax assets:
Current assets	$412	$438
Non-current assets	5,058	401
	$5,470	$839

The Company’s effective income tax rates for the six months ended June 30, 2002 and 2001 were different than the statutory federal income tax rate for the following reasons:

Six Months Ended June 30,

	2002	2001
	(In thousands)

Income tax expense (benefit) at statutory rate of 35%	$(1,016)	$(3,373)
Tax depletion in excess of basis	(82)	(149)
Income tax expense (benefit)	$(1,098)	$(3,522)
Current	$—	$—
Deferred	(1,098)	(3,522)
Income tax expense (benefit)	$(1,098)	$(3,522)

The Company derives an income tax benefit when employees and directors exercise options granted under the Company’s stock compensation plans (see Note 4).  Employee stock options that are classified as fixed stock options under APB 25 do not result in a charge against book income when the option price is equal to or greater than the market price at date of grant.  Therefore, any tax benefit from the exercise of fixed stock options results in a permanent difference, which is recorded to additional paid-in capital when the tax benefit is realized.  No options were exercised during the six months ended June 30, 2002.

8.         Stock Repurchase Program

In July 2002, the Company’s Board of Directors authorized the continuation of a stock repurchase program initiated in July 2000.  Under this program, the Company is authorized to spend up to $3 million to repurchase shares of its common stock on the open market at times and prices deemed appropriate by the Company’s management.  This authorization expires in July 2004.  To date, the Company has spent $1.4 million to repurchase and cancel 115,100 shares of common stock, of which 50,800 shares were repurchased during the six months ended June 30, 2002 at an aggregate cost of $648,000.

9.         Investment

In May 2001, the Company invested approximately $1.6 million as a limited partner in a partnership formed to purchase and operate two commercial office buildings in Midland, Texas, one of which is the location of the Company’s corporate headquarters.  In addition, the Company loaned the partnership $100,000 against an unsecured note due in September 2002 and guaranteed up to $675,000 of partnership indebtedness.  Subsequent to June 30, 2002, the partnership repaid the loan, and the Company was released from the guaranty.  An affiliate of Mr. Williams serves as general partner.  Since the Company does not manage or control the operations of these buildings, the Company utilizes the equity method of accounting for its investment in the partnership.  Included in other income for the six months ended June 30, 2002 is $69,000 of equity in earnings of the partnership.

10.      Accounting Pronouncements

Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long–Lived Assets” (“SFAS 144”), which supercedes Statement of Financial Accounting Standards No. 121 (“SFAS 121”).  SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  However, SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of long–lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale.  The adoption of SFAS 144 had no impact on the Company’s financial condition or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”).  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.  The Company is in the process of assessing the effect of adopting SFAS 143, which will be effective for its first quarter of 2003.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which is effective for exit or disposal activities initiated after December 31, 2002.  The Company does not believe the adoption of SFAS 146 will have any significant impact on the Company’s financial condition or results of operations.

11.      Settlement of Claim

During the quarter ended June 30, 2002, the Company received $5.5 million from its insurer in full settlement of a coverage dispute regarding the August 2000 blowout of the Mary Muse #1, a Cotton Valley

Reef Complex well in Robertson County, Texas.  The proceeds were applied first to recover $4.1 million of unamortized costs attributable to the Mary Muse well.  The remaining $1.4 million was recorded as other income in the accompanying consolidated statements of operations.

12.      Subsequent Events

In July 2002, the Company acquired 100% working interest in the Romere Pass Unit in the Plaquemines Parish, Louisiana for total consideration of $22 million.  The purchase price consisted of $17.5 million cash, the issuance of a $3.5 million letter of credit for future liabilities, and the granting of an after-payout production payment in the amount of $1 million.  After the Company has recouped $21 million, plus certain developmental drilling costs and interest at an annual rate of 12%, the production payment will be repaid out of 5% of the Company’s net proceeds from production.  The Company financed the acquisition through borrowings on its bank credit facility (see Note 3).

Also in July 2002, the Company sold its interests in certain wells in Wharton County, Texas, effective July 1, 2002, for $3.2 million.  These properties were classified as held for sale and have been included at their net book value in other current assets in the accompanying consolidated balance sheet as of June 30, 2002.  Pursuant to the requirements of SFAS 144, the historical operating results from these properties have been reported as discontinued operations in the accompanying statements of operations.  The Company will recognize a net gain on the sale of approximately $1.7 million during the third quarter of 2002.

13.      Contingency

The Company and a subcontracted drilling company are parties to a personal injury suit filed in Cameron Parish, Louisiana.  The plaintiff is an employee of a subcontractor of the Company, and claims that he was injured while working on the drilling contractor’s barge rig during the drilling of a well operated by the Company.  The plaintiff has not yet specified the amount of damages sought.

Currently, there are uncertainties concerning the extent of the Company’s insurance coverage, and Company’s insurance company is providing a defense under a reservation of rights pending resolution of these uncertainties.  The Company believes that the plaintiff’s employer may be obligated to the Company pursuant to the terms of a contractual indemnity for any damages to the plaintiff attributable to any negligence on the part of the Company.  The drilling contractor filed a claim against the Company for contractual indemnity pursuant to the terms of the drilling contract for any damages resulting from the fault or negligence attributable to the drilling contractor.

Due to these uncertainties, the Company is currently unable to estimate its financial exposure, if any, in this matter.  The Company has filed a general denial and plans to prepare a vigorous defense in this suit.

Item 2 -      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

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

The following discussion is intended to help you understand the historical consolidated financial position of Clayton Williams Energy, Inc. (“CWEI”) at June 30, 2002, and our results of operations and cash flows for each of the periods ended June 30, 2002 and 2001.  Our historical consolidated financial statements and notes thereto included in this Form 10-Q contain detailed information that you should consider in conjunction with this discussion.  You should read this discussion in connection with our Form 10-K for the year ended December 31, 2001 and the consolidated financial statements and notes included in this Form 10-Q.

Overview

Since 1997, we have been transforming CWEI from a development driller of horizontal wells in the Austin Chalk (Trend) to an exploration company committed to generating and drilling exploratory prospects, primarily through advanced seismic technology.  We are now concentrating our efforts toward finding and producing oil and natural gas through exploration activities, principally in the Miocene Trend in south Louisiana and the Cotton Valley Reef Complex area of east central Texas.  Recently, we also began an exploration program in the Black Warrior Basin of Mississippi, targeting the Deep Knox formations.

Since our inception, we have accounted for our oil and gas activities using the successful efforts method of accounting.  Under this method, geological and geophysical (G&G) costs and exploratory dry hole costs are expensed as incurred.  Companies that emphasize developmental drilling are usually not affected to a large degree by these costs, making the successful efforts method a preferred accounting method for those companies.  At the time of our initial public offering, we were heavily concentrated in lower risk, developmental drilling and spent an insignificant portion of our capital budget on G&G costs and exploratory drilling.  The alternative to the successful efforts method is the full cost method of accounting.  Companies that are heavily involved in exploration activities often select this method so they can capitalize G&G costs and exploratory dry hole costs, and thereby reduce the level of volatility in their reported earnings.

As long as we remain heavily involved in exploration activities, the successful efforts method of accounting may have a volatile impact on our reported earnings.  Through discussions like this, we will attempt to explain how the application of this method affects our financial statements, and assist you in making your analysis of our performance as compared to our peers.  Following, you will find a detailed discussion about our critical accounting policies and the estimates and assumptions we must use to follow the successful efforts method of accounting.

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

• Judgment regarding status of in-progress exploratory wells

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

Valuation allowance for NOL carryforwards

In computing our provision for income taxes, we must assess the need for a valuation allowance on deferred tax assets, which consist primarily of NOL carryforwards.  For federal income tax purposes, these carryforwards, if unused, expire 15 years from the year of origination.  We assess our ability to fully utilize these carryforwards by comparing expected future book income to expected future taxable income based on the assumption that we will produce our existing reserves, as scheduled for production in our reserve report, under current economic conditions.  If future book income does not exceed future taxable income by amounts sufficient to utilize NOL’s before they expire, we must impair the resulting deferred tax asset.

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

Valuation allowance for NOL carryforwards

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

Capital Expenditures

Exploration and Development Activities

We presently plan to spend $51.8 million on exploration and development activities during 2002, of which $25.2 million has been incurred through June 30, 2002.  The following table sets forth, by area, certain information about our actual and planned exploration and development activities for 2002.

	Actual Expenditures Six Months Ended June 30, 2002	Planned Expenditures Year Ended December 31, 2002	Percentage of Total
	(In thousands)

South Louisiana	$11,100	$27,500	53%
Cotton Valley Reef Complex	4,300	9,200	18%
Mississippi	5,400	7,200	14%
West Texas	2,000	2,500	5%
Austin Chalk (Trend)	1,100	2,400	4%
Other	1,300	3,000	6%

	$25,200	$51,800	100%

We have made significant changes in our estimates of planned expenditures since our previous report.  Current estimates have been revised downward 14% from $59.9 million to $51.8 million due primarily to delays in scheduled drilling activities in south Louisiana.  A portion of the $14.2 million decrease in planned expenditures for south Louisiana was offset by the addition of $7.2 million related to an exploration program in the Black Warrior Basin of Mississippi.

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

Acquisitions of Proved Properties

Since our previous report, we have committed to spend approximately $22 million to acquire 100% working interest and operating rights in the Romere Pass Unit in Plaquemines Parish, Louisiana.  The purchase price consisted of $17.5 million cash (which we paid in July 2002), the issuance of a $3.5 million letter of credit for future liabilities, and the granting of an after-payout production payment in the amount of $1 million.  After the Company has recouped $21 million, plus certain developmental drilling costs and interest at an annual rate of 12%, the production payment will be repaid out of 5% of the Company’s net proceeds from production.  The Company financed the acquisition through borrowings on the Credit Facility (see Note 3).  We plan to begin certain recompletion and developmental drilling activities in the Romere Pass Unit in 2003.

Credit Facility

We use one Credit Facility for both our short-term liquidity and our long-term financing needs.  The funds available to us at any time under this Credit Facility are limited to the amount of the borrowing base established by the banks.  As long as we have sufficient availability on the Credit Facility to meet our obligations as they come due, we have sufficient liquidity.

At the beginning of 2002, we had an outstanding balance on the Credit Facility of $62 million, and the borrowing base was $85 million, leaving $23 million of availability.  During the six months ended June 30, 2002, we generated cash flow from operating activities of $14.6 million and spent $26.9 million on capital expenditures and other investments, resulting in a cash flow deficit of approximately $15.3 million, which was financed by borrowing $22 million on the Credit Facility.  In May 2002, the banks increased the borrowing base to $95 million, leaving $11 million available on the Credit Facility at June 30, 2002.  Subsequent to June 30, 2002, the banks increased the borrowing base to $110 million in connection with the Romere Pass acquisition.  Immediately following the acquisition, we had approximately $11 million available on the Credit Facility.

Using the Credit Facility for both our short-term liquidity and long-term financing needs can cause unusual fluctuations in our reported working capital, depending on the timing of cash receipts and expenditures.  On a daily basis, we use most of our available cash to pay down our outstanding balance on the Credit Facility, which is classified as a non-current liability since we have no required principal reductions.  As we use cash to pay a non–current liability, our reported working capital decreases.  Conversely, as we draw on the Credit Facility for funds to pay current liabilities (such as payables for drilling and operating costs), our reported working capital increases.  Also, volatility in oil and gas prices can cause significant fluctuations in reported working capital as we record changes in the fair value of derivatives from period to period.  For these reasons, the working capital covenant related to the Credit Facility requires us to (i) include the amount of funds available on the Credit Facility as a current asset, and (ii) exclude current assets and liabilities related to the fair value of derivatives, when computing the working capital ratio at any balance sheet date.  Our reported working capital deficit at June 30, 2002 was $2.8 million, as compared to $17.8 million at December 31, 2001.  Giving effect to the above adjustments, our working capital for loan compliance purposes is a positive $14.6 million at June 30, 2002, as compared to a positive $800,000 at December 31, 2001.

The banks redetermine the borrowing base at least twice a year, in May and November.  If at any time, the borrowing base is less than the amount of outstanding indebtedness, we will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement.  The loan agreement contains financial covenants that are computed quarterly and requires us to maintain minimum levels of working capital, cash flow and net tangible assets.  We were in compliance with all of the financial and non-financial covenants at June 30, 2002.

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

Adverse changes in the borrowing base may cause outstanding debt to equal or exceed the borrowing base.  In this event, we will not be able to borrow any additional funds, and we could be required to repay the excess or convert the debt to a term note.  Without availability on the Credit Facility, we may be unable to meet our obligations as they mature.

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

Off-Balance Sheet Arrangement

In May 2001, we invested approximately $1.6 million as a limited partner in a partnership formed to purchase and operate two commercial office buildings in Midland, Texas, one of which is the location of our corporate headquarters.  In addition, we loaned the partnership $100,000 against an unsecured note due in September 2002 and guaranteed up to $675,000 of partnership indebtedness.  Subsequent to June 30, 2002, the partnership repaid the loan, and we were released from the guaranty.  Our ownership interest in the partnership is 31.9% before payout (as defined in the partnership agreement) and 33.4% after payout.  We are not liable for any indebtedness of the partnership.  An affiliate of Clayton W. Williams serves as general partner of the partnership.  Since we do not manage or control the operations of these buildings, we utilize the equity method of accounting for our investment in this limited partnership.

Results of Operations

The following table sets forth certain operating information of the Company for the periods presented.  This table excludes historical information attributable to discontinued operations (see Note 12 to the accompanying consolidated financial statements).

Three Months Ended June 30,

Six Months Ended June 30,

	2002	2001	2002	2001
Oil and Gas Production Data:
Gas (MMcf)	3,376	2,898	6,387	5,070
Oil (MBbls)	394	596	818	1,141
Natural gas liquids (MBbls)	63	65	113	117
Total MMcfe (1)	6,118	6,864	11,973	12,618

Average Oil and Gas Sales Prices:
Gas ($/Mcf):
Before hedging gains (losses)	$3.16	$4.48	$2.72	$5.41
Hedging gains (losses)	(.52)	.10	.12	.36
Net realized price	$2.64	$4.58	$2.84	$5.77
Oil ($/Bbl):
Before hedging gains (losses)	$24.75	$26.83	$22.39	$27.44
Hedging gains (losses)	(2.37)	(.22)	(1.03)	.04
Net realized price	$22.38	$26.61	$21.36	$27.48
Natural gas liquids ($/Bbl):
Net realized price	$13.68	$19.11	$12.45	$20.77

Oil and Gas Costs ($/Mcfe Produced):
Lease operating expenses	$.79	$.75	$.84	$.80
Oil and gas depletion	$1.05	$1.57	$1.10	$1.48

Net Wells Drilled (2):
Exploratory Wells	1.0	7.8	1.4	13.3
Developmental Wells	.3	5.3	1.2	17.6

(1)       Oil is converted to gas equivalents (Mcfe) at the ratio of six Mcf of gas to one Bbl of oil.

(2)       Excludes wells being drilled or completed at the end of each period.

Three Months Ended June 30, 2002 Compared to June 30, 2001

Revenues

Oil and gas sales decreased 38% from $30.2 million in 2001 to $18.8 million in 2002 due primarily to the combined effects of a 42% decline in average gas prices and a decline in oil production.  Since most of the Company’s recent drilling activities have emphasized gas reserves, oil production declined 34% and gas production rose 16% as compared to the second quarter of 2001.

Costs and Expenses

Lease operations expenses decreased 6% from $5.2 million in 2001 to $4.9 million in 2002, while oil and gas production on a Mcfe basis decreased 11%, resulting in a 5% increase in production costs on a Mcfe basis from $.75 in 2001 to $.79 in 2002.

Exploration costs totaled $4.4 million in 2002, as compared to $14.9 million in 2001, due to the following:

•          $2.5 million in abandonments (dry hole costs) and unproved property impairments related primarily to prospects in Plaquemines Parish, Louisiana; and

•          $1.9 million of seismic and other exploration costs related primarily to the acquisition, processing and interpretation of 3-D seismic data in south Louisiana.

Since we follow the successful efforts method of accounting, our results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

Depreciation, depletion and amortization (“DD&A”) expense decreased 39% from $11 million in 2001 to $6.7 million in 2002 due primarily to a 33% decrease in the average depletion rate.  Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The average depletion rate per Mcfe decreased from $1.57 in 2001 to $1.05 in 2002.  The depletion rates in the 2001 quarter were higher than normal due to the effects of lower product prices on reserve estimates, particularly on certain marginally economic properties in the Bossier Sands, Sweetlake and south Texas areas.  The depletion rates in the 2002 quarter declined due primarily to the significant improvements in production performance attributable to a recently completed Cotton Valley Reef Complex well.

We recorded a provision for impairment of property and equipment of $10.4 million during the 2001 quarter, but no corresponding impairment was needed during the 2002 quarter.

General and administrative expenses (“G&A”), excluding non-cash stock-based employee compensation, remained constant at $2 million.  For the periods presented, stock-based employee compensation required by Financial Accounting Standards Board Interpretation No. 44 (Note 4 to the accompanying consolidated financial statements) was not significant.  However, since the amount of this non-cash provision or credit is based on the quoted market value of our common stock, the future results of our operations may be subject to significant volatility.

We reported a net gain on the change in fair value of derivatives of $52,000 during the 2002 period compared to a $30,000 net loss in 2001 in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which we adopted effective January 1, 2001 (see Note 5 to the accompanying consolidated financial statements).

Interest Expense and Other

Interest expense increased 30% from $685,000 in 2001 to $891,000 in 2002 due primarily to higher average levels of indebtedness on the secured bank credit facility, offset in part by lower effective interest rates.  The average daily principal balance outstanding on the credit facility during the current quarter was $81.8 million compared to $46.9 million in the 2001 period.  The effective annual interest rate on bank debt, including bank fees and interest rate derivatives, during the current quarter was 5.1% compared to 7.1% in the 2001 period.  Capitalized interest for the current period was $157,000 compared to $161,000 in the 2001 period.

Other income for the current quarter includes a $1.4 million gain on settlement of an insurance dispute (see Note 11 to the accompanying consolidated financial statements).

Income Taxes

During the current quarter, we recorded income tax expense of $611,000, as compared to a benefit of $4.6 million in 2001 (see Note 7 to the accompanying consolidated financial statements).

Six Months Ended June 30, 2002 Compared to June 30, 2001

Revenues

Oil and gas sales decreased 41% from $63 million in 2001 to $37.4 million in 2002 due primarily to the combined effects of a 51% decline in average gas prices, a 22% decline in average oil prices, and a decline in oil production.  Since most of the Company’s recent drilling activities have been targeting gas reserves, oil production declined 28% and gas production rose 26% as compared to the 2001 period.

Costs and Expenses

Lease operations expenses decreased slightly from $10.1 million in 2001 to $10 million in 2002, while oil and gas production on a Mcfe basis decreased 5%, resulting in an equivalent increase in production costs on a Mcfe basis from $.80 in 2001 to $.84 in 2002.

Exploration costs totaled $12.4 million in 2002, as compared to $29.8 million in 2001, due to the following:

•          $8.7 million in abandonments (dry hole costs) and unproved property impairments, including $3.5 million related to prospects in Plaquemines Parish, Louisiana, $2.7 million related to prospects in the West Texas area, and $1.8 million related to the Cotton Valley Reef Complex area; and

•          $3.7 million of seismic and other exploration costs related primarily to the acquisition, processing and interpretation of 3-D seismic data in south Louisiana.

Since we follow the successful efforts method of accounting, our results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

DD&A expense decreased 28% from $19.2 million in 2001 to $13.8 million in 2002 due primarily to a 26% decrease in the average depletion rate.  Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit–of–production method based on estimated proved reserves. The average depletion rate per Mcfe decreased from $1.48 in 2001 to $1.10 in 2002.  The depletion rates in the 2001 period were higher than normal due to the effects of lower product prices on reserve estimates, particularly on certain marginally economic properties in the Bossier Sands, Sweetlake and south Texas areas.  The depletion rates in the 2002 period declined due primarily to significant improvements in production performance attributable to a recently completed Cotton Valley Reef Complex well.

We recorded a provision for impairment of property and equipment of $10.4 million during the 2001 period, but no corresponding impairment was needed during the 2002 period.

G&A expense, excluding non-cash stock-based employee compensation, increased 26% from $3.2 million in 2001 to $3.9 million in 2002 due primarily to increased legal costs applicable to a dispute with an insurer (which dispute was settled during the quarter) and other increases in insurance costs, franchise taxes and professional fees.  G&A expenses during the current quarter of 2002 include a non-cash credit of $69,000 for stock-based employee compensation pursuant to the requirements of Financial Accounting Standards Board Interpretation No. 44 (see Note 4 to the accompanying consolidated financial statements).  A $261,000 credit was required during the 2001 period.  Since the amount of this non-cash provision or credit is based on the quoted market value of our common stock, the future results of our operations may be subject to significant volatility.

We reported a net loss on the change in fair value of derivatives of $660,000 during the 2002 period compared to a $220,000 net loss in 2001 in accordance with SFAS 133, which we adopted effective January 1, 2001 (see Note 5 to the accompanying consolidated financial statements).

Interest Expense and Other

Interest expense increased 58% from $1.2 million in 2001 to $1.9 million in 2002 due primarily to higher average levels of indebtedness on the secured bank credit facility, offset in part by lower effective interest rates.  The average daily principal balance outstanding on the credit facility during 2002 was $76.7 million compared to $40.8 million in the 2001 period.  The effective annual interest rate on bank debt, including bank fees and interest rate derivatives, during 2002 was 5.5% compared to 7.8% in the 2001 period.  Capitalized interest for the current period was $241,000 compared to $359,000 in the 2001 period.

Other income for the current period includes a $1.4 million gain on settlement of an insurance dispute (see Note 11 to the accompanying consolidated financial statements).

Income Taxes

During 2002, we recorded an income tax benefit of $1.1 million, as compared to a benefit of $3.5 million in 2001 (see Note 7 to the accompanying consolidated financial statements).

Item 3 -          Quantitative and Qualitative Disclosure About Market Risks

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

The following summarizes information concerning the Company’s net positions in open commodity derivatives as of June 30, 2002, plus positions entered into subsequent to June 30, 2002.

Oil Swaps	Gas Swaps

Bbls

Average Price

MMBtu

Average Price

Production Period:

3rd Quarter 2002

280,000

$

25.68

3,880,000

$
3.05

4th Quarter 2002

330,000

$

25.63

3,950,000

$
3.43

1st Quarter 2003

240,000

$

25.33

3,355,000

$
3.48

2nd Quarter 2003

240,000

$

24.67

3,165,000

$
3.33

3rd Quarter 2003

120,000

$

24.20

1,810,000

$
3.58

4th Quarter 2003

80,000

$

24.20

1,720,000

$
3.80

1,290,000

$

25.18

17,880,000

$
3.39

Interest Rates

All of the Company’s outstanding indebtedness at June 30, 2002 is subject to market rates of interest as determined from time to time by the banks pursuant to the Credit Facility.  We may designate borrowings under the Credit Facility as either “Base Rate Loans” or “Eurodollar Loans.”  Base Rate Loans bear interest at a fluctuating rate that is linked to the discount rates established by the Federal Reserve Board.  Eurodollar Loans bear interest at a fluctuating rate that is linked to LIBOR.  Any increases in these interest rates can have an adverse impact on our results of operations and cash flow.  Prompted by declining interest rates during 2001, we entered into a LIBOR-based swap in November 2001 on $50 million of our indebtedness at a fixed rate of 3.63% for two years.

PART II.  OTHER INFORMATION

Item 1 -          Legal Proceedings

The Company and a subcontracted drilling company are parties to a personal injury suit filed in Cameron Parish, Louisiana.  The plaintiff is an employee of a subcontractor of the Company, and claims that he was injured while working on the drilling contractor’s barge rig during the drilling of a well operated by the Company.  The plaintiff has not yet specified the amount of damages sought.

Currently, there are uncertainties concerning the extent of the Company’s insurance coverage, and Company’s insurance company is providing a defense under a reservation of rights pending resolution of these uncertainties.  The Company believes that the plaintiff’s employer may be obligated to the Company pursuant to the terms of a contractual indemnity for any damages to the plaintiff attributable to any negligence on the part of the Company.  The drilling contractor filed a claim against the Company for contractual indemnity pursuant to the terms of the drilling contract for any damages resulting from the fault or negligence attributable to the drilling contractor.

Due to these uncertainties, the Company is currently unable to estimate its financial exposure, if any, in this matter.  The Company has filed a general denial and plans to prepare a vigorous defense in this suit.

Item 4 -          Submission of Matters to a Vote of Security Holders

On June 11, 2002, the Company held its annual meeting of Stockholders at which Jerry F. Groner, Robert L. Parker and Jordan R. Smith were re-elected to the Company’s Board of Directors.  Clayton W. Williams, L. Paul Latham, Mel G. Riggs and Stanley S. Beard continue to serve as directors.  The tabulation of votes was as follows:

Nominee	For	Withheld
Jerry F. Groner	8,165,587	175,782
Robert L. Parker	8,237,956	103,413
Jordan R. Smith	8,238,104	103,265

In addition, shareholders also ratified the appointment of KPMG LLP as the Company’s auditors for the fiscal year ending December 31, 2002.  The tabulation of votes was as follows:  For – 8,321,953; Against – 4,230; Abstain – 15,186.

Item 6 -          Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number

Description

10.1

Ninth Restated Loan Agreement dated July 18, 2002 among Clayton Williams Energy, Inc., Warrior Gas Co., CWEI Acquisitions, Inc., Romere Pass Acquisition Corp., Bank One, NA, Union Bank of California, N.A., and Bank of Scotland

21	Subsidiaries of the Registrant

99.1	Certificate of Chief Executive Officer of Clayton Williams Energy, Inc.

99.2	Certificate of Chief Financial Officer of Clayton Williams Energy, Inc.

Reports on Form 8-K

During the quarter ended June 30, 2002, the Company filed the following 8-K’s:

•          Form 8-K dated April 11, 2002 to change the Company’s certifying accountant.

•          Form 8-K dated May 17, 2002 to report the appointment of KPMG LLP as auditors.

•          Form 8-K dated May 22, 2002 to provide public disclosure of certain financial and operating estimates in order to permit the preparation of models to forecast the Company’s operating results for each quarter during the Company’s fiscal year ending December 31, 2002.

CLAYTON WILLIAMS ENERGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CLAYTON WILLIAMS ENERGY, INC.

Date:	August 13, 2002	By:	/s/ L. Paul Latham
L. Paul Latham
Executive Vice President and Chief Operating Officer

Date:	August 13, 2002	By:	/s/ Mel G. Riggs
Mel G. Riggs
Senior Vice President and Chief Financial Officer