Form 10-Q
period 2003-03-31
CLAYTON WILLIAMS ENERGY INC /DE
filed 2003-05-12
CIK 880115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

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

There were 9,319,877 shares of Common Stock, $.10 par value, of the registrant outstanding as of May 7, 2003.

CLAYTON WILLIAMS ENERGY, INC.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,375	$5,676
Accounts receivable:
Oil and gas sales, net	26,910	14,426
Joint interest and other, net	2,664	3,714
Affiliates	224	223
Inventory	2,293	2,141
Deferred income taxes	539	524
Prepaids and other	5,897	5,215
	52,902	31,919
PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	628,212	617,320
Natural gas gathering and processing systems	16,528	16,203
Other	12,018	11,918
	656,758	645,441
Less accumulated depreciation, depletion and amortization	(474,377)	(466,815)
Property and equipment, net	182,381	178,626
OTHER ASSETS
Deferred income taxes	—	6,594
Investments and other	2,065	1,853
	2,065	8,447
	$237,348	$218,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable:
Trade	$20,441	$22,440
Oil and gas sales	12,487	8,274
Affiliates	1,607	1,257
Current maturities of long-term debt	508	—
Fair value of derivatives	9,005	12,917
Accrued liabilities and other	4,042	5,874
	48,090	50,762
NON-CURRENT LIABILITIES
Long-term debt	93,293	94,949
Deferred income taxes	1,730	—
Other	8,771	4,500
	103,794	99,449
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share; authorized - 3,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.10 per share; authorized - 30,000,000 shares; issued - 9,314,494 shares in 2003 and 9,277,415 shares in 2002	931	928
Additional paid-in capital	73,108	72,787
Retained earnings	19,344	3,016
Accumulated other comprehensive loss	(7,919)	(7,950)
	85,464	68,781
	$237,348	$218,992

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share)

	Three Months Ended March 31,
	2003	2002
REVENUES
Oil and gas sales	$48,697	$18,618
Natural gas services	2,048	1,199
Total revenues	50,745	19,817
COSTS AND EXPENSES
Lease operations	7,571	5,170
Exploration:
Abandonments and impairments	4,462	6,229
Seismic and other	2,352	1,708
Natural gas services	1,940	994
Depreciation, depletion and amortization	10,571	7,079
Accretion of abandonment obligations	151	—
General and administrative	1,740	1,875
Total costs and expenses	28,787	23,055
Operating income (loss)	21,958	(3,238)
OTHER INCOME (EXPENSE)
Interest expense	(992)	(961)
Gain (loss) on sales of property and equipment	(9)	9
Change in fair value of derivatives	3,449	(712)
Other	275	121
Total other income (expense)	2,723	(1,543)
Income (loss) before income taxes	24,681	(4,781)
Income tax expense (benefit)	8,560	(1,709)
Income (loss) from continuing operations	16,121	(3,072)
Cumulative effect of accounting change, net of tax	207	—
Income from discontinued operations, net of tax	—	58
NET INCOME (LOSS)	$16,328	$(3,014)

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$1.73	$(.33)
Net income (loss)	$1.76	$(.33)

Diluted:
Income (loss) from continuing operations	$1.71	$(.33)
Net income (loss)	$1.73	$(.33)

Weighted average common shares outstanding:
Basic	9,303	9,211
Diluted	9,433	9,211

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre - hensive Income (Loss)	Total Compre - hensive Income (Loss)

	Common Stock
	No. of Shares	Par Value

BALANCE, December 31, 2002	9,277	$928	$72,787	$3,016	$(7,950)
Net income	—	—	—	16,328	—	$16,328
Change in fair value of derivatives designated as cash flow hedges	—	—	—	—	31	31
Total comprehensive income						$16,359
Issuance of stock through compensation plans	37	3	321	—	—
BALANCE, March 31, 2003	9,314	$931	$73,108	$19,344	$(7,919)

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$16,328	$(3,014)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	10,571	7,079
Exploration costs	4,462	6,229
Gain or loss on sales of property and equipment	9	(9)
Deferred income taxes	8,560	(1,709)
Non-cash employee compensation	(69)	(25)
Change in fair value of derivatives	(3,863)	398
Accretion of abandonment obligations	151	—
Cumulative effect of accounting change, net of tax	(207)	—
Non-cash effect of discontinued operations, net of tax	—	80
Other	113	109
Changes in operating working capital:
Accounts receivable	(11,435)	(1,051)
Accounts payable	6,691	(5,128)
Other	(1,724)	(153)
Net cash provided by operating activities	29,587	2,806

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(19,146)	(19,629)
Proceeds from sales of property and equipment	3	9
Other	(193)	(47)
Net cash used in investing activities	(19,336)	(19,667)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	18,100
Repayments of long-term debt	(1,656)	—
Proceeds from sale of common stock	104	—
Repurchase and cancellation of common stock	—	(513)
Net cash provided by (used in) financing activities	(1,552)	17,587

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,699	726

CASH AND CASH EQUIVALENTS
Beginning of period	5,676	2,856
End of period	$14,375	$3,582

SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$534	$905

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

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

In the opinion of management, the Company’s unaudited consolidated financial statements as of March 31, 2003 and for the interim periods ended March 31, 2003 and 2002 include all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States.  These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2002 Form 10-K.

3.                          Accounting Pronouncements

Effective January 1, 2003 the Company adopted Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”).  SFAS 143 requires the Company to recognize a liability for the present value of all legal obligations associated with the retirement of tangible, long-lived assets and capitalize an equal amount as a cost of the asset.  The cost of the abandonment obligation, along with any estimated salvage value, is included in the computation of depreciation, depletion and amortization.  Upon adoption of SFAS 143 on January 1, 2003, the Company increased asset costs by $1.5 million, reduced accumulated depreciation, depletion and amortization by $2.9 million, increased abandonment obligations by $4.1 million and recorded an after-tax credit of $207,000 for the cumulative effect of adoption on prior years.  Most of the change in abandonment obligations from January 1, 2003 to March 31, 2003 was related to $151,000 of accretion expense for the quarter then ended.  Pro forma adjustments to income from continuing operations for the quarters ended March 31, 2003 and 2002, assuming SFAS 143 had been applied in each period, were insignificant.

4.                          Long-Term Debt

Long-term debt consists of the following:

	March 31, 2003	December 31, 2002
	(In thousands)
Secured Bank Credit Facility (matures December 31, 2004)	$91,000	$93,000
Vendor finance obligations	2,801	1,949
	93,801	94,949
Less current maturities of vendor finance obligations	508	—
	$93,293	$94,949

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

At March 31, 2003, the borrowing base established by the banks was $110 million, with no monthly commitment reductions.  After allowing for outstanding letters of credit totaling $4.3 million, the Company had $14.7 million available under the credit facility at March 31, 2003.

All outstanding balances on the credit facility may be designated, at the Company’s option, as either “Base Rate Loans” or “Eurodollar Loans” (as defined in the loan agreement), provided that not more than two Eurodollar traunches may be outstanding at any time.  Base Rate Loans bear interest at the fluctuating Base Rate plus a Base Rate Margin ranging from 0% to 0.5% per annum, depending on levels of outstanding advances and letters of credit.  Eurodollar Loans bear interest at the LIBOR rate plus a Eurodollar Margin ranging from 1.25% to 2.25%.  At March 31, 2003, the Company’s indebtedness under the credit facility consisted of $91 million of Eurodollar Loans at a rate of 3.3%.  The effective annual interest rate on the credit facility, including bank fees and interest rate derivatives, for the quarter ended March 31, 2003 was 5.2%.

In addition, the Company pays the banks a commitment fee ranging from ..25% to .38% per annum on the unused portion of the revolving loan commitment.  Interest on the revolving loan and commitment fees are payable quarterly, and all outstanding principal and interest will be due December 31, 2004.

The loan agreement contains financial covenants that are computed quarterly and require the Company to maintain minimum levels of working capital and cash flow.  The Company was in compliance with all of the financial and non-financial covenants at March 31, 2003.

Vendor Finance Obligations

In August 2002, the Company initiated a vendor financing arrangement for wells to be drilled in south Louisiana whereby all costs of participating vendors, including interest at an annual rate of 9%, will be repaid out of a percentage of the net revenues from the wells drilled under the arrangement.  If net revenues are insufficient to repay financed costs within an 18-month period from the invoice date, the Company has agreed to repay any unpaid balance.

5.                          Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	March 31, 2003	December 31, 2002
	(In thousands)

Abandonment obligations	$7,771	$3,500
Production payment	1,000	1,000
	$8,771	$4,500

Abandonment Obligations

Abandonment obligations as of March 31, 2003 represent the present value of the Company’s estimated abandonment obligations under SFAS 143 (see Note 3).  As of December 31, 2002, the amounts represent future abandonment obligations applicable to wells acquired in the Romere Pass acquisition discussed in Note 11.  The Company has been required to issue letters of credit aggregating $4.25 million to secure the Romere Pass obligation, $3.5 million to a prior owner of the acquired assets and $750,000 to a federal agency.

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

6.                          Compensation Plans

Executive Stock Compensation Plan

The Company has reserved 500,000 shares of common stock for issuance under the Executive Incentive Stock Compensation Plan, permitting the Company, at its discretion, to pay all or part of selected executives’ salaries in shares of common stock in lieu of cash.  During the three months ended March 31, 2003, the Company issued 4,639 shares of common stock to Mr. Williams in lieu of net cash compensation aggregating $55,000, which is included in general and administrative expenses in the accompanying consolidated financial statements.  Subsequent to March 31, 2003, the Company issued an additional 1,744 shares to Mr. Williams in lieu of cash compensation aggregating $19,000.

Stock-Based Compensation

The Company accounts for stock-based compensation utilizing the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.  The following pro forma information, as required by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), presents net income and earnings per share information as if the stock options issued since December 31, 1994 were accounted for using the fair value method.  The fair value of stock options issued for each year was estimated at the date of grant using the Black-Scholes option pricing model.  No options were granted during 2003 and 2002.

The SFAS 123 pro forma information for the three months ended March 31, 2003 and 2002 is as follows:

	Three Months Ended March 31,
	2003	2002

Net income (loss), as reported	$16,328	$(3,014)
Add: Stock-based employee compensation expense (credit) included in net income (loss), net of tax	(45)	(16)
Deduct: Stock-based employee compensation expense determined under fair value based method (SFAS 123), net of tax	(159)	(221)
Net income (loss), pro forma	$16,124	$(3,251)

Basic:
Net income (loss) per common share, as reported	$1.76	$(.33)
Net income (loss) per common share, pro forma	$1.73	$(.35)

Diluted:
Net income (loss) per common share, as reported	$1.73	$(.33)
Net income (loss) per common share, pro forma	$1.71	$(.35)

In accordance with Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”) to APB 25, the Company changed the classification of 233,141 stock options repriced by the Company in April 1999 from fixed stock options to variable stock options.  The Company is required to recognize compensation expense on the repriced options to the extent that the quoted market value of the Company’s common stock at the end of each period exceeds the amended option price ($5.50 per share), except that options vested as of July 1, 2000 must recognize compensation expense only to the extent that the quoted market value exceeds the market value on July 1, 2000 ($31.94 per share).  The Company’s closing market price at March 31, 2003 was $10.81.  Accordingly, general and administration expenses for the three months ended March 31, 2003 and 2002 included non-cash credits of $69,000 and $25,000, respectively, related to stock-based employee compensation.  As the repriced options are exercised, the cumulative amount of accrued compensation expense will be credited to additional paid-in capital.  Since this provision is based on changes in the quoted market value of the Company’s common stock, the Company’s future results of operations may be subject to significant volatility.

Working Interest Trusts

During April 2003, the working interest trust covering certain wells in the Cotton Valley Reef Complex and the Austin Chalk (Trend) paid out.  The trust is being dissolved, and the applicable working interests are being distributed to the participants, consisting of officers and key employees of the Company, excluding Mr. Williams.

After-Payout Working Interest Incentive Plans

The Compensation Committee of the Board of Directors, in September 2002, adopted an incentive plan for officers, key employees and consultants, excluding Mr. Williams, who promote the Company’s drilling and acquisition programs.  Management’s objective in adopting this plan is to further align the interests of the participants with those of the Company by granting the participants an after-payout working interest in the production developed, directly or indirectly, by the participants.  The plan provides for the creation of a series of limited partnerships to which the Company, as general partner, contributes a portion of its working interest in wells drilled within certain areas, and the key employee and consultants, as limited partners, contribute cash.  The Company pays all costs and receives all revenues until payout of its costs, plus interest.  At payout, the limited partners receive 99% of all subsequent revenues and pay 99% of all subsequent expenses attributable to the partnerships’ interests.

In October 2002, the Company formed three limited partnerships pursuant to this plan and committed to contribute to the partnerships 5% of its working interests in all applicable wells.  Applicable wells will include (i) wells purchased in the Romere Pass acquisition (see Note 11), (ii) a Robertson County, Texas well which was in progress of being drilled at October 1, 2002, and (iii) wells drilled subsequent to October 1, 2002 in Louisiana and in Robertson, Burleson and Milam Counties, Texas.  In May 2003, the Company formed an additional partnership and committed to contribute 5% of its working interests in wells to be drilled on certain acreage in Pecos County, Texas.  The Company consolidates its proportionate share of partnership assets, liabilities, revenues, expenses and oil and gas reserves in its consolidated financial statements.

7.                          Derivatives

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

The following summarizes information concerning the Company’s net positions in open commodity derivatives as of March 31, 2003.

	Oil Swaps		Gas Swaps

Bbls

Average Price

MMBtu (a)

Average Price

Production Period:
2nd Quarter 2003	240,000	$24.67	1,010,000	$3.52
3rd Quarter 2003	120,000	$24.20	1,810,000	$3.58
4th Quarter 2003	80,000	$24.20	1,720,000	$3.80
Year 2003 (b)	440,000	$24.46	4,540,000	$3.65

(a)          One MMBtu equals one Mcf at a Btu factor of 1,000.

(b)         Based on current estimates, approximately 45% and 30% of our oil and gas production, respectively, for the remainder of 2003 is subject to commodity derivatives.

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

Accounting For Derivatives

The Company accounts for its derivatives in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended.

The following table sets forth, for the three months ended March 31, 2003, the components of accumulated other comprehensive income, as reported in stockholders’ equity, all of which is related to derivatives designated as cash flow hedges under SFAS 133.

	Accumulated Other Comprehensive Income (Loss)

Commodity Derivatives

Interest Rate Derivatives

Total

	(In thousands)

Balance, December 31, 2002	$(7,290)	$(660)	$(7,950)

Change in fair value of derivatives, net of tax	(5,420)	(42)	(5,462)
Reclassifications to earnings, net of tax	5,312	181	5,493

Net changes during the period	(108)	139	31

Balance, March 31, 2003	$(7,398)	$(521)	$(7,919)

In April 2003, the Company terminated certain fixed-price physical contracts for the sale of net gas production for a pre-tax gain of $1.5 million.  These contracts were not designated as cash flow hedges and, in accordance with SFAS 133, were stated at their fair market value as of March 31, 2003, and the resulting gain of $3.9 million was recorded in other income for the quarter ended March 31, 2003.  The Company will record a loss on these contracts of $2.4 million in the quarter ended June 30, 2003.

During the twelve months subsequent to March 31, 2003, the Company expects to reclassify $5.6 million of net deferred losses associated with open cash flow hedges and $2.3 million of net deferred losses on terminated cash flow hedges from accumulated other comprehensive income to earnings.  The unrealized deferred hedge losses associated with open cash flow hedges remain subject to market price fluctuations until the position is either settled under the terms of the hedge arrangement or terminated prior to maturity.  The net deferred losses on terminated cash flow hedges are fixed.

Margin Calls

The ISDA master agreement between the Company and its principal derivative counterparty gives either party the right to request credit support (a “Margin Call”) to the extent that the fair value of the derivatives exceeds specified credit limits.  Currently, the Company’s credit limit under the master agreement is $5 million, subject to reduction or elimination if the Company’s net assets are less than $65 million or if the counterparty should deem itself insecure.  The counterparty has issued cumulative Margin Calls totaling $4 million.  Funds paid to the counterparty for Margin Calls are held in interest-bearing trust accounts controlled by the counterparty and are included in other current assets in the accompanying consolidated balance sheet.

8.                          Financial Instruments

Cash and cash equivalents, receivables, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments.  Indebtedness under the secured bank credit facility was estimated to have a fair value approximating the carrying amount since the stated interest rate is generally market sensitive.  Abandonment obligations are carried at net present value which approximates their fair value since the discount rate is based on the Company’s credit-adjusted, risk-free rate.  All other non-current liabilities, in the aggregate, have an estimated fair value of $3.2 million based on the net present value of future cash outflows and using assumptions for timing of payments and discount rates that the Company considers appropriate.

The fair values of derivatives as of March 31, 2003 and December 31, 2002 are set forth below.  The associated carrying values of derivatives at March 31, 2003 and December 31, 2002 are equal to their estimated fair values.

	March 31, 2003	December 31, 2002
	(In thousands)
Assets (liabilities):
Commodity derivatives	$(8,205)	$(11,902)
Interest rate derivatives	(800)	(1,015)
Net assets (liabilities)	$(9,005)	$(12,917)

9.                          Income Taxes

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities.  Significant components of net deferred tax assets at March 31, 2003 and December 31, 2002 are as follows:

	March 31, 2003	December 31, 2002
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$5,393	$10,623
Accrued stock-based compensation	100	132
Fair value of derivatives	3,158	4,523
Credits related to alternative minimum tax	291	—
Other	1,061	1,105
	10,003	16,383
Deferred tax liabilities:
Property and equipment	(10,207)	(8,389)
Accretion of abandonment obligations	(111)	—
Valuation allowance	(876)	(876)
	(11,194)	(9,265)
Net deferred tax assets (liabilities)	$(1,191)	$7,118

Components of net deferred tax assets (liabilities):
Current assets	$539	$524
Non-current assets (liabilities)	(1,730)	6,594
	$(1,191)	$7,118

The Company’s effective income tax rates for the three months ended March 31, 2003 and 2002 were different than the statutory federal income tax rate for the following reasons:

	Three Months Ended March 31,
	2003	2002
	(In thousands)

Income tax expense (benefit) at statutory rate of 35%	$8,641	$(1,674)
Tax depletion in excess of basis	(53)	(35)
Revision of previous tax estimates	(28)	—
Income tax expense (benefit)	$8,560	$(1,709)

Current	$291	$—
Deferred	8,269	(1,709)
Income tax expense (benefit)	$8,560	$(1,709)

The Company derives an income tax benefit when employees and directors exercise options granted under the Company’s stock compensation plans (see Note 6).  Employee stock options that are classified as fixed stock options under APB 25 do not result in a charge against book income when the option price is equal to or greater than the market price at date of grant.  Therefore, any tax benefit from the exercise of fixed stock options results in a permanent difference, which is recorded to additional paid-in capital when the tax benefit is realized.

As of March 31, 2003, the Company has a cumulative valuation allowance of $876,000 due to the uncertainty about the Company’s ability to utilize previously recorded deferred tax assets.  Of the total valuation allowance, $5,000 is related to permanent differences arising from the exercise of employee stock options.

10.                   Stock Repurchase Program

In July 2002, the Company’s Board of Directors authorized the continuation of a stock repurchase program initiated in July 2000.  Under this program, the Company is authorized to spend up to $3 million to repurchase shares of its common stock on the open market at times and prices deemed appropriate by the Company’s management.  This authorization expires in July 2004.  To date, the Company has spent $1.4 million to repurchase and cancel 115,100 shares of common stock.  No shares were repurchased during the quarter ended March 31, 2003.

11.                   Purchases and Sales of Assets

In July 2002, the Company purchased all of the working interest in the Romere Pass Unit in the Plaquemines Parish, Louisiana for total consideration of $21.5 million, net of estimated closing adjustments.  The effective date of the purchase for accounting purposes was August 1, 2002.  The purchase price consisted of $17 million cash, the assumption of future abandonment obligations totaling $3.5 million, and the granting of an after-payout production payment in the amount of $1 million.  The Company financed the acquisition through borrowings under its bank credit facility (see Note 4).

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

Three Months Ended March 31, 2002
(In thousands)
Revenues	$165
Income before income taxes	$90
Net income	$58

12.                   Contingency

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

Item 2 -  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to help you understand the historical consolidated financial position of Clayton Williams Energy, Inc. (the “Company”, “CWEI”, “we”, “us”, or “our”) at March 31, 2003, and our results of operations and cash flows for each of the periods ended March 31, 2003 and 2002.  Our historical consolidated financial statements and notes thereto included in this Form 10-Q contain detailed information that you should consider in conjunction with this discussion.  You should read this discussion in connection with our Form 10-K for the year ended December 31, 2002 and the consolidated financial statements and notes included in this Form 10-Q.

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements that are based on our current expectations.  Forward-looking statements include statements regarding our plans, beliefs or current expectations and may be signified by the words “could”, “should”, “expect”, “project”, “estimate”, “believe”, “anticipate”, “intend”, “budget”, “plan”, “forecast”, “predict” and other similar expressions.  Forward-looking statements appear throughout this Form 10-Q with respect to, among other things: profitability; planned capital expenditures; estimates of oil and gas production; future project dates; estimates of future oil and gas prices; estimates of oil and gas reserves; our future financial condition or results of operations; and our business strategy and other plans and objectives for future operations.  Actual results in future periods may differ materially from those expressed or implied by such forward-looking statements because of a number of risks and uncertainties affecting our business, including those discussed in “Item 1 – Business – Risk Factors” in our Form 10-K for the year ended December 31, 2002 and elsewhere in this report.  We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

• Oil and gas properties
• Accumulated DD&A*
• Provision for DD&A*
• Impairment of unproved properties
• Abandonment costs (dry hole costs)

Impairment of proved propearties

• Reserve estimates and related present value of future net revenuesa

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

Valuation allowance for NOL carryforwards

In computing our provision for income taxes, we must assess the need for a valuation allowance on deferred tax assets, which consist primarily of NOL carryforwards.  For federal income tax purposes, these carryforwards, if unused, expire 15 to 20 years from the year of origination.  Generally, we assess our ability to fully utilize these carryforwards by comparing expected future book income to expected future taxable income based on the assumption that we will produce our existing reserves, as scheduled for production in our reserve report, under current economic conditions.  If future book income does not exceed future taxable income by amounts sufficient to utilize NOL’s before they expire, we must impair the resulting deferred tax asset.  These computations are inherently imprecise due to the extensive use of estimates and assumptions.  As a result, we may make additional impairments to allow for such uncertainties.

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

Liquidity and Capital Resources

Overview

Our primary financial resource is our base of oil and gas reserves.  We pledge our producing oil and gas properties to secure a line of credit, called a Credit Facility, with a group of banks.  The banks establish a borrowing base by making an estimate of the collateral value of our oil and gas properties.  We borrow funds on the Credit Facility as needed to supplement our operating cash flow as a financing source for our capital expenditure program. Our capital expenditure program is dependent upon the level of product prices and the success of our exploration program in replacing our existing oil and gas reserves.  If product prices decrease, our operating cash flow may decrease and the banks may require additional collateral or reduce our borrowing base, thus reducing funds available to fund our capital expenditure program.  The effects of product prices on cash flow can be mitigated through the use of commodity derivatives (see “Quantitative and Qualitative Disclosure About Market Risks – Oil and Gas Prices”).  If our exploration program does not replace our oil and gas reserves, we may also suffer a reduction in our operating cash flow and access to funds under the Credit Facility.  Under extreme circumstances, product price reductions or exploration drilling failures could allow the banks to seek to foreclose on our oil and gas properties, thereby threatening our financial viability.

In this section, we will describe our current plans for capital spending, identify the capital resources available to finance our capital spending, and discuss certain factors that can affect our liquidity and capital resources.

Capital Expenditures

Exploration and Development Activities

We presently plan to spend approximately $62.6 million on exploration and development activities during 2003, of which $15.9 million has been incurred through March 31, 2003.  The following table sets forth, by area, certain information about our actual and planned exploration and development activities for 2003.

	Actual Expenditures Three Months Ended March 31, 2003	Total Planned Expenditures Year Ended December 31, 2003	Percentage of Total

	(In thousands)

South Louisiana	$8,000	$36,900	59%
Cotton Valley Reef Complex	6,100	13,200	21%
Mississippi	1,100	4,600	7%
Other	700	7,900	13%
	$15,900	$62,600	100%

Since our last financial guidance in February 2003, we have reduced our estimates of planned expenditures for 2003 by a net of $11.1 million, consisting primarily of (i) reductions of $11.7 million in south Louisiana and $5 million in Mississippi, and (ii) additions of $3.9 million in the Cotton Valley Reef Complex area, as follows:

South Louisiana.  We have decided to accelerate the repayment of our bank debt by slowing the pace of our drilling activities in south Louisiana.  By reducing our level of bank debt, we will improve our debt-to-equity ratio and may preserve our capital resources for future exploration activities.  Since south Louisiana makes up most of our planned exploration and drilling activities, substantially all of the reductions were derived from this area.

Mississippi.  Under the terms of an exploration agreement we signed with an industry participant in 2002, we paid $5.3 million to acquire 21,500 net acres in the Black Warrior Basin of Mississippi and obtained an option to pay an additional $5 million in 2003 to retain our interest in the acreage.  In March 2003, we amended the agreement to exchange a firm commitment to pay $3.8 million for the $5 million option payment.  For financial reporting purposes, we reported the firm commitment of $3.8 million as a liability at December 31, 2002 and reflected the cost as a capital expenditure in 2002.  Accordingly, we have reduced our 2003 estimates of capital expenditures by $5 million.

Cotton Valley Reef Complex.  We have increased our planned expenditures in this area to provide for estimated costs to complete the Muse-Patranella Gas Unit #1 and to increase the capacity of the gas plant that processes most of our Cotton Valley Reef Complex gas production.

Approximately 80% of the actual and planned expenditures shown in the preceding table relate to exploratory prospects.  Exploratory prospects involve a higher degree of risk than developmental prospects.  To offset the higher risk, we generally strive to achieve a higher reserve potential and rate of return on investments in exploratory prospects.  You need to be aware that actual expenditures during 2003 may be substantially higher or lower than these estimates as our plans for exploration and development activities change during the year.  We do not attempt to forecast our success rate on exploratory drilling.  Accordingly, these current estimates do not include any costs we may incur to complete our successful exploratory wells and construct the required production facilities for these wells.  Also, we are actively searching for other opportunities to increase our oil and gas reserves, including the evaluation of new prospects for exploratory and developmental drilling activities and potential acquisitions of proved oil and gas reserves.  Other factors, such as prevailing product prices and the availability of capital resources, could also increase or decrease the ultimate level of expenditures during 2003.

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

At the beginning of 2003, we had an outstanding balance on the Credit Facility of $93 million, and the borrowing base was $110 million, leaving $12.7 million available, after allowing for $4.3 million of outstanding letters of credit.  During the three months ended March 31, 2003, we generated cash flow from operating activities of $29.6 million, spent $19.3 million on capital expenditures and other investments and repaid $2 million on the Credit Facility.  The outstanding balance on the Credit Facility at March 31, 2003 was $91 million, leaving $14.7 million available on the Credit Facility, after allowing for $4.3 million of outstanding letters of credit.

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

Our reported working capital at March 31, 2003 was a positive $4.8 million, as compared to a deficit of $18.8 million at December 31, 2002.  Giving effect to the above adjustments, our working capital for loan compliance purposes is a positive $28.5 million at March 31, 2003, as compared to a positive $6.8 million at December 31, 2002.  Although working capital computed for loan compliance purposes differs from our working capital in accordance with generally accepted accounting principles (GAAP), the loan compliance working capital is useful in measuring our liquidity since it includes the resources available to us under the Credit Facility and negates the volatility in working capital caused by changes in fair value of derivatives.  The following table reconciles our GAAP working capital to the working capital computed under the loan covenant at March 31, 2003 and December 31, 2002.

	March 31, 2003	December 31, 2002
	(In thousands)

Working capital (deficit) per GAAP	$4,812	$(18,843)
Add funds available under the Credit Facility	14,700	12,700
Exclude fair value of derivatives classified as current assets or current liabilities	9,005	12,917
Working capital per loan covenant	$28,517	$6,774

The banks redetermine the borrowing base at least twice a year, in May and November using the method described below.  If at any time, the borrowing base is less than the amount of outstanding indebtedness, we will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement.  The loan agreement contains financial covenants that are computed quarterly and requires us to maintain minimum levels of working capital, cash flow and net tangible assets.  We were in compliance with all of the financial and non-financial covenants at March 31, 2003.

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

Margin calls on derivative contracts could adversely affect our liquidity.  Due to the highly volatile nature of the oil and gas commodity markets, a fixed-price derivative entered into as an effective hedge transaction may be “out of the money” at any time prior to its scheduled maturity, meaning that the current market price exceeds the fixed sell price of the derivative.  The ISDA master agreement between us and our principal counterparty gives either party the right to request credit support (a “Margin Call”) to the extent that the fair value of the derivatives exceeds specified credit limits.  Currently, our credit limit under the master agreement is $5 million, subject to reduction or elimination if our net assets are less than

$65 million or if the counterparty should deem themselves insecure.  The counterparty has issued cumulative Margin Calls totaling $4 million.  Funds paid to the counterparty for Margin Calls are held for our account in interest-bearing trust accounts controlled by the counterparty.

At March 31, 2003, the fair value of the commodity derivatives with the counterparty was a liability of $8.2 million.  Our sensitivity analysis indicates that a 10% increase in the underlying commodity prices would have increased this fair value to a liability of $13.6 million.

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

Results of Operations

The following table sets forth certain operating information of the Company for the periods presented.  Periods prior to 2003 have been adjusted to account for the sale of certain oil and gas properties in 2002 as discontinued operations (see Note 11 to the accompanying consolidated financial statements).

	Three Months Ended March 31,
	2003	2002
Oil and Gas Production Data:
Gas (MMcf)	6,896	3,011
Oil (MBbls)	373	424
Natural gas liquids (MBbls)	49	50
Total MMcfe(1)	9,428	5,855

Average Oil and Gas Sales Prices:
Gas ($/Mcf):
Before hedging gains (losses)	$6.24	$2.24
Hedging gains (losses)	(.98)	.83
Net realized price	$5.26	$3.07

Oil ($/Bbl):
Before hedging gains (losses)	$32.62	$20.19
Hedging gains (losses)	(3.59)	.22
Net realized price	$29.03	$20.41

Natural gas liquids ($/Bbl):
Net realized price	$24.80	$10.90

Oil and Gas Costs ($/Mcfe Produced):
Lease operating expenses	$.80	$.88
Oil and gas depletion	$1.08	$1.15

Net Wells Drilled(2):
Exploratory Wells	4.2	.4
Developmental Wells	.1	.9

(1)                      Oil is converted to gas equivalents (Mcfe) at the ratio of six Mcf of gas to one Bbl of oil.

(2)                      Excludes in-progress wells at the end of each period.

Three Months Ended March 31, 2003 Compared to March 31, 2002

The following discussion compares our results of operations for the three-month period ended March 31, 2003 to the three-month period ended March 31, 2002.  All references to 2003 and 2002 within this section refer to the respective three-month periods.

Revenues

Oil and gas sales increased 162% from $18.6 million in 2002 to $48.7 million in 2003 due primarily to a 71% increase in average gas prices received and a 129% increase in gas production.  Oil production fell by 12% which was more than offset by a 42% increase in the average oil prices realized.  A substantial portion of the gas production increase was due to production increases from the Cotton Valley Reef Complex area and production from wells in south Louisiana that were not producing in 2002.

Costs and Expenses

Lease operations expenses increased 46% from $5.2 million in 2002 to $7.6 million in 2003 due primarily to the effects that higher oil and gas prices had on production taxes and the addition of operating expenses associated with the acquisition of the Romere Pass Unit in Louisiana during the second quarter of 2002.  Oil and gas production on a Mcfe basis increased 61% resulting in a reduction in production costs on a Mcfe basis from $.88 in 2002 to $.80 in 2003.

Exploration costs totaled $6.8 million in 2003, as compared to $7.9 million in 2002, due to the following:

•                  $4.5 million of abandonments (dry hole costs) and unproved property impairments, including $3.1 million related to prospects in Plaquemines Parish, Louisiana, $1 million related to the Cotton Valley Reef Complex, and $300,000 in Nevada; and

•                  $2.3 million of seismic and other exploration costs related primarily to the acquisition, processing and interpretation of 3-D seismic data, including $1.5 million in south Louisiana and $600,000 in Mississippi.

Since we follow the successful efforts method of accounting, our results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

Depreciation, depletion and amortization (“DD&A”) expense increased 49% from $7.1 million in 2002 to $10.6 million in 2003 due primarily to a 61% increase in production on an Mcfe basis, offset partly by a 6% decrease in the average depletion rate. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The average depletion rate per Mcfe decreased from $1.15 in 2002 to $1.08 in 2003.  The depletion rates in 2003 declined due to increases in reserve estimates caused primarily by a combination of higher product prices and improvements in production performance attributable to a Cotton Valley Reef Complex well.

During the first quarter 2003, we recorded $151,000 of expense for accretion of abandonment obligations in accordance with Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”), which we adopted January 1, 2003 (see Note 3 to the accompanying consolidated financial statements).

General and administrative expenses (“G&A”), excluding non-cash stock-based employee compensation, decreased 5% from $1.9 million in 2002 to $1.8 million in 2003.  G&A expenses for 2003 include a non-cash credit (reduction of expense) of $69,000 for stock-based employee compensation required by Financial Accounting Standards Board Interpretation No. 44 (see Note 6 to the accompanying consolidated financial statements).  A $25,000 credit was required for the 2002 period.  Since the amount of this non-cash provision or credit is based on the quoted market value of our common stock, the future results of our operations may be subject to significant volatility.

Interest Expense and Other

Interest expense increased 3% from $961,000 in 2002 to $992,000 in 2003 due primarily to higher average levels of indebtedness on the Credit Facility, offset in part by lower effective interest rates.  The average daily principal balance outstanding on the Credit Facility for 2003 was $94.5 million compared to $71.6 million in the 2002 period.  The increased borrowings were used primarily to finance our 2002 capital expenditures (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”).  The effective annual interest rate on bank debt, including bank fees and interest rate derivatives, during 2003 was 5.2% compared to 5.9% in 2002.  Included in the computation of our effective annual interest rate are losses on interest rate derivatives of $279,000 in 2003 and $220,000 in 2002 (see Note 7 to the accompanying consolidated financial statements).  Capitalized interest for 2003 was $248,000 compared to $84,000 in 2002.

We reported a net gain on the change in fair value of derivatives of $3.4 million during the 2003 period compared to a $712,000 net loss in 2002 in accordance with Statement of Financial Accounting

Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (see Note 7 to the accompanying consolidated financial statements).

Income Taxes

During 2003, we recorded income tax expense of $8.6 million, as compared to a benefit of $1.7 million in 2002 (see Note 9 to the accompanying consolidated financial statements).

Item 3 -  Quantitative and Qualitative Disclosure About Market Risks

Our business is impacted by fluctuations in commodity prices and interest rates.  The following discussion is intended to identify the nature of these market risks, describe our strategy for managing such risks, and to quantify the potential affect of market volatility on our financial condition and results of operations.

Oil and Gas Prices

Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control.  These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic.  We cannot predict future oil and gas prices with any degree of certainty.  Sustained weakness in oil and gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that we can produce economically.  Any reduction in reserves, including reductions due to price fluctuations, can reduce the borrowing base under the Credit Facility and adversely affect our liquidity and our ability to obtain capital for our exploration and development activities.  Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Based on December 31, 2002 reserve estimates, we project that a $1 drop in the price per Bbl of oil and a $.50 drop in the price per Mcf of gas would reduce our gross revenues in 2003 by $12.6 million, before giving effect to hedging activities.

From time to time, we utilize commodity derivatives, consisting primarily of swaps, to attempt to optimize the price received for our oil and natural gas production.  When using swaps to hedge oil and natural gas production, we receive a fixed price for the respective commodity and pay a floating market price as defined in each contract (generally NYMEX futures prices), resulting in a net amount due to or from the counterparty.  In the past we have used collars which contain a fixed floor price (put) and ceiling price (call).  If the market price for the respective commodity exceeds the call strike price or falls below the put strike price, then we receive the fixed price and pay the market price.  If the market price is between the call and the put strike prices, then no payments are due from either party.  The commodity derivatives we use differ from futures contracts in that there is not a contractual obligation that requires or permits the future physical delivery of the hedged products.  In addition, we may from time to time sell a portion of our gas production under short-term contracts at a fixed price.  We do not enter into commodity derivatives for trading purposes.

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

The following summarizes information concerning the Company’s net positions in open commodity derivatives as of March 31, 2003.

	Oil Swaps		Gas Swaps

	Bbls

		Average Price

			MMBtu(a)

				Average Price

Production Period:
2nd Quarter 2003	240,000	$24.67	1,010,000	$3.52
3rd Quarter 2003	120,000	$24.20	1,810,000	$3.58
4th Quarter 2003	80,000	$24.20	1,720,000	$3.80
Year 2003 (b)	440,000	$24.46	4,540,000	$3.65

(a)          One MMBtu equals one Mcf at a Btu factor of 1,000.

(b)         Based on current estimates, approximately 45% and 30% of our oil and gas production, respectively, for 2003 is subject to commodity derivatives.

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of our commodity derivatives.  A 10% increase in the underlying commodity prices would have changed the fair value of our commodity derivatives at March 31, 2003 from a liability of $8.2 million to a liability of $13.6 million.

Interest Rates

All of the Company’s outstanding indebtedness at March 31, 2003 is subject to market rates of interest as determined from time to time by the banks pursuant to the Credit Facility.  We may designate borrowings under the Credit Facility as either “Base Rate Loans” or “Eurodollar Loans.”  Base Rate Loans bear interest at a fluctuating rate that is linked to the discount rates established by the Federal Reserve Board.  Eurodollar Loans bear interest at a fluctuating rate that is linked to LIBOR.  Any increases in these interest rates can have an adverse impact on our results of operations and cash flow.  Prompted by declining interest rates during 2001, we entered into a LIBOR-based swap in November 2001 on $50 million of our indebtedness at a fixed rate of 3.63% for two years.

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in market rates of interest may have on the fair value of our interest rate derivatives.  A 10% decrease in the underlying market interest rates would have changed the fair value of our interest rate derivatives at March 31, 2003 from a liability of $800,000 to a liability of $850,000.

Item 4 -  Controls and Procedures

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

Item 6 -  Exhibits and Reports on Form 8-K

Exhibits

None.

Reports on Form 8-K

During the quarter ended March 31, 2003, the Company filed the following Form 8-K:

•                  Form 8-K dated February 19, 2003 to provide public disclosure of certain financial and operating estimates in order to permit the preparation of models to forecast the Company’s operating results for each quarter during the Company’s fiscal year ending December 31, 2003.

CLAYTON WILLIAMS ENERGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CLAYTON WILLIAMS ENERGY, INC.

Date:	May 9, 2003	By:	/s/ L. Paul Latham
L. Paul Latham
Executive Vice President and Chief Operating Officer

Date:	May 9, 2003	By:	/s/ Mel G. Riggs
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

Date: May 2, 2003

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

Date: May 2, 2003

/s/ Mel G. Riggs
Mel G. Riggs
Chief Financial Officer