Form 10-Q
period 2003-06-30
CLAYTON WILLIAMS ENERGY INC /DE
filed 2003-08-14
CIK 880115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

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

Registrant’s Telephone Number, including area code: (432) 682-6324

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

There were 9,326,350 shares of Common Stock, $.10 par value, of the registrant outstanding as of August 11, 2003.

CLAYTON WILLIAMS ENERGY, INC.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,718	$5,676
Accounts receivable:
Oil and gas sales, net	19,990	14,426
Joint interest and other, net	2,581	3,714
Affiliates	317	223
Inventory	1,412	2,141
Deferred income taxes	720	524
Prepaids and other	6,484	5,215
	47,222	31,919

PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	638,469	617,320
Natural gas gathering and processing systems	16,572	16,203
Other	12,147	11,918
	667,188	645,441
Less accumulated depreciation, depletion and amortization	(484,877)	(466,815)
Property and equipment, net	182,311	178,626

OTHER ASSETS
Deferred income taxes	—	6,594
Investments and other	2,211	1,853
	2,211	8,447

	$231,744	$218,992

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$21,593	$22,440
Oil and gas sales	12,922	8,274
Affiliates	1,529	1,257
Current maturities of long-term debt	1,308	—
Fair value of derivatives	8,133	12,917
Accrued liabilities and other	2,249	5,874
	47,734	50,762

NON-CURRENT LIABILITIES
Long-term debt	74,196	94,949
Deferred income taxes	5,336	—
Other	9,647	4,500
	89,179	99,449

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share; authorized - 3,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.10 per share; authorized - 30,000,000 shares; issued – 9,323,128 shares in 2003 and 9,277,415 shares in 2002	932	928
Additional paid-in capital	73,231	72,787
Retained earnings	25,655	3,016
Accumulated other comprehensive loss	(4,987)	(7,950)
	94,831	68,781

	$231,744	$218,992

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUES
Oil and gas sales	$43,049	$18,797	$91,746	$37,415
Natural gas services	2,254	1,418	4,302	2,617
Total revenues	45,303	20,215	96,048	40,032

COSTS AND EXPENSES
Lease operations	6,679	4,850	14,250	10,020
Exploration:
Abandonments and impairments	8,932	2,514	13,394	8,743
Seismic and other	1,612	1,902	3,964	3,610
Natural gas services	2,049	1,181	3,989	2,175
Depreciation, depletion and amortization	10,653	6,747	21,224	13,826
Accretion of abandonment obligations	155	—	306	—
General and administrative	3,190	1,948	4,930	3,823
Total costs and expenses	33,270	19,142	62,057	42,197

Operating income (loss)	12,033	1,073	33,991	(2,165)

OTHER INCOME (EXPENSE)
Interest expense	(861)	(891)	(1,853)	(1,852)
Gain on sales of property and equipment	222	60	213	69
Change in fair value of derivatives	(2,707)	52	742	(660)
Other	(392)	1,584	(117)	1,705
Total other income (expense)	(3,738)	805	(1,015)	(738)

Income (loss) before income taxes	8,295	1,878	32,976	(2,903)
Income tax expense (benefit)	1,984	611	10,544	(1,098)
Income (loss) from continuing operations	6,311	1,267	22,432	(1,805)
Cumulative effect of accounting change, net of tax	—	—	207	—
Income from discontinued operations, net of tax	—	81	—	139
NET INCOME (LOSS)	$6,311	$1,348	$22,639	$(1,666)

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$.68	$0.14	$2.41	$(0.20)
Net income (loss)	$.68	$0.15	$2.43	$(0.18)

Diluted:
Income (loss) from continuing operations	$.67	$0.14	$2.38	$(0.20)
Net income (loss)	$.67	$0.14	$2.40	$(0.18)

Weighted average common shares outstanding:
Basic	9,319	9,236	9,311	9,219
Diluted	9,447	9,375	9,445	9,219

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre - hensive Income (Loss)	Total Compre - hensive Income
	No. of Shares	Par Value

BALANCE,
December 31, 2002	9,277	$928	$72,787	$3,016	$(7,950)
Net income	—	—	—	22,639	—	$22,639
Change in fair value of derivatives designated as cash flow hedges, net of tax	—	—	—	—	2,963	2,963
Total comprehensive income						$25,602
Issuance of stock through compensation plans	46	4	444	—	—
BALANCE,
June 30, 2003	9,323	$932	$73,231	$25,655	$(4,987)

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$22,639	$(1,666)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	21,224	13,826
Exploration costs	13,394	8,743
Gain or loss on sales of property and equipment	(213)	(69)
Deferred income taxes	10,544	(1,098)
Non-cash employee compensation	347	(69)
Change in fair value of derivatives	(225)	403
Accretion of abandonment obligations	306	—
Cumulative effect of accounting change, net of tax	(207)	—
Non-cash effect of discontinued operations, net of tax	—	167
Other	231	623

Changes in operating working capital:
Accounts receivable	(4,525)	(1,680)
Accounts payable	10,005	(3,126)
Other	(3,841)	(1,417)
Net cash provided by operating activities	69,679	14,637

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(36,237)	(33,967)
Proceeds from sales of property and equipment	249	4,125
Other	(312)	(69)
Net cash used in investing activities	(36,300)	(29,911)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	22,000
Repayments of long-term debt	(23,441)	—
Proceeds from sale of common stock	104	—
Repurchase and cancellation of common stock	—	(648)
Net cash provided by (used in) financing activities	(23,337)	21,352

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,042	6,078

CASH AND CASH EQUIVALENTS
Beginning of period	5,676	2,856

End of period	$15,718	$8,934

SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$1,490	$1,850

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

In the opinion of management, the Company’s unaudited consolidated financial statements as of June 30, 2003 and for the interim periods ended June 30, 2003 and 2002 include all adjustments which are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States.  These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

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

3.                                      Accounting Pronouncements

Effective January 1, 2003 the Company adopted Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”).  SFAS 143 requires the Company to recognize a liability for the present value of all legal obligations associated with the retirement of tangible, long-lived assets and capitalize an equal amount as a cost of the asset.  The cost of the abandonment obligation, along with any estimated salvage value, is included in the computation of depreciation, depletion and amortization.  Upon adoption of SFAS 143 on January 1, 2003, the Company increased asset costs by $1.5 million, reduced accumulated depreciation, depletion and amortization by $2.9 million, increased abandonment obligations by $4.1 million and recorded an after-tax credit of $207,000 for the cumulative effect of adoption on prior years.  Changes in abandonment obligations from January 1, 2003 to June 30, 2003 consist primarily of $700,000 in revisions to previous estimates and

$306,000 of accretion expense.  Pro forma adjustments to income from continuing operations for the three month and six month periods ended June 30, 2003 and 2002, assuming SFAS 143 had been applied in each period, were insignificant.

4.                                      Long-Term Debt

Long-term debt consists of the following:

	June 30, 2003	December 31, 2002
	(In thousands)
Secured Bank Credit Facility (matures December 31, 2004)	$70,000	$93,000
Vendor finance obligations	5,504	1,949
	75,504	94,949
Less current maturities of vendor finance obligations	1,308	—
	$74,196	$94,949

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

At June 30, 2003, the borrowing base established by the banks was $110 million, with no monthly commitment reductions.  After allowing for outstanding letters of credit totaling $4.3 million, the Company had $35.7 million available under the credit facility at June 30, 2003.

All outstanding balances on the credit facility may be designated, at the Company’s option, as either “Base Rate Loans” or “Eurodollar Loans” (as defined in the loan agreement), provided that not more than two Eurodollar traunches may be outstanding at any time.  Base Rate Loans bear interest at the fluctuating Base Rate plus a Base Rate Margin ranging from 0% to 0.5% per annum, depending on levels of outstanding advances and letters of credit.  Eurodollar Loans bear interest at the LIBOR rate plus a Eurodollar Margin ranging from 1.25% to 2.25%.  At June 30, 2003, the Company’s indebtedness under the credit facility consisted of $70 million of Eurodollar Loans at a rate of 3.1%.  The effective annual interest rate on the credit facility, including bank fees and interest rate derivatives, for the six months ended June 30, 2003 was 5.2%.

In addition, the Company pays the banks a commitment fee ranging from .25% to .38% per annum on the unused portion of the revolving loan commitment.  Interest on the revolving loan and commitment fees are payable quarterly, and all outstanding principal and interest will be due December 31, 2004.

The loan agreement contains financial covenants that are computed quarterly and require the Company to maintain minimum levels of working capital and cash flow.  The Company was in compliance with all of the financial and non-financial covenants at June 30, 2003.

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

5.                                      Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	June 30, 2003	December 31, 2002
	(In thousands)

Abandonment obligations	$8,647	$3,500
Production payment	1,000	1,000
	$9,647	$4,500

Abandonment Obligations

Abandonment obligations as of June 30, 2003 represent the present value of the Company’s estimated abandonment obligations under SFAS 143 (see Note 3).  As of December 31, 2002, the amounts represent future abandonment obligations applicable to wells acquired in the Romere Pass acquisition discussed in Note 11.  The Company has been required to issue letters of credit aggregating $4.25 million to secure the Romere Pass obligation, $3.5 million to a prior owner of the acquired assets and $750,000 to a federal agency.

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

6.                                      Compensation Plans

Executive Stock Compensation Plan

The Company has reserved 500,000 shares of common stock for issuance under the Executive Incentive Stock Compensation Plan, permitting the Company, at its discretion, to pay all or part of selected executives’ salaries in shares of common stock in lieu of cash.  During the six months ended June 30, 2003, the Company issued 8,482 shares of common stock to Mr. Williams in lieu of net cash compensation aggregating $113,000, which is included in general and administrative expenses in the accompanying consolidated financial statements.  Subsequent to June 30, 2003, the Company issued an additional 836 shares to Mr. Williams in lieu of cash compensation aggregating $19,000.

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

The SFAS 123 pro forma information for the six months ended June 30, 2003 and 2002 is as follows:

	Six Months Ended June 30,
	2003	2002

Net income (loss), as reported	$22,639	$(1,666)
Add: Stock-based employee compensation expense (credit) included in net income (loss), net of tax	225	(45)
Deduct: Stock-based employee compensation expense determined under fair value based method (SFAS 123), net of tax	(318)	(442)
Net income (loss), pro forma	$22,546	$(2,153)

Basic:
Net income (loss) per common share, as reported	$2.43	$(.18)
Net income (loss) per common share, pro forma	$2.42	$(.23)

Diluted:
Net income (loss) per common share, as reported	$2.40	$(.18)
Net income (loss) per common share, pro forma	$2.39	$(.23)

In accordance with Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”) to APB 25, the Company changed the classification of 233,141 stock options repriced by the Company in April 1999 from fixed stock options to variable stock options.  The Company is required to recognize compensation expense on the repriced options to the extent that the quoted market value of the Company’s common stock at the end of each period exceeds the amended option price ($5.50 per share), except that options vested as of July 1, 2000 must recognize compensation expense only to the extent that the quoted market value exceeds the market value on July 1, 2000 ($31.94 per share).  The Company’s closing market price at June 30, 2003 was $18.46.  Accordingly, general and administrative expenses for the six months ended June 30, 2003 and 2002 included a non-cash charge of $347,000 and a non-cash credit of $69,000, respectively, related to stock-based employee compensation.  As the repriced options are exercised, the cumulative amount of accrued compensation expense will be credited to additional paid-in capital.  Since this provision is based on changes in the quoted market value of the Company’s common stock, the Company’s future results of operations may be subject to significant volatility.

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

The following summarizes information concerning the Company’s net positions in open commodity derivatives as of June 30, 2003.

	Oil Swaps		Gas Swaps

Bbls

Average Price

MMBtu (a)

Average Price

Production Period:
3rd Quarter 2003	120,000	$24.20	1,810,000	$3.58
4th Quarter 2003	80,000	$24.20	1,720,000	$3.80
Year 2003 (b)	200,000	$24.20	3,530,000	$3.69

(a)          One MMBtu equals one Mcf at a Btu factor of 1,000.

(b)         Based on current estimates, these quantities represent approximately 30% of our oil and gas production for the remainder of 2003.

In July 2003, the Company entered into collar arrangements covering 551,000 MMBtu of its gas production from November 2003 through March 2004 with a floor of $4.50 and a ceiling of $7.04, and 541,000 MMBtu of its gas production from April 2004 through October 2004 with a floor of $4.20 and a ceiling of $5.28.  These derivatives were designated as cash flow hedges.

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

The following table sets forth, for the six months ended June 30, 2003, the components of accumulated other comprehensive income, as reported in stockholders’ equity, all of which is related to derivatives designated as cash flow hedges under SFAS 133.

	Accumulated Other Comprehensive Income (Loss)
	Commodity Derivatives	Interest Rate Derivatives	Total
	(In thousands)

Balance, December 31, 2002	$(7,290)	$(660)	$(7,950)

Change in fair value of derivatives, net of tax	(6,972)	(51)	(7,023)
Reclassifications to earnings, net of tax	9,612	374	9,986

Net changes during the period	2,640	323	2,963

Balance, June 30, 2003	$(4,650)	$(337)	$(4,987)

In April 2003, the Company terminated certain fixed-price physical contracts for the sale of net gas production.  These contracts were not designated as cash flow hedges and, in accordance with SFAS 133, were stated at their fair market value as of March 31, 2003, and the resulting gain of $3.9 million was recorded in other income for the quarter ended March 31, 2003.  On termination of these contracts, the Company realized a pre-tax gain of $1.5 million and, accordingly, reported a pre-tax loss of $2.4 million on these contracts in the quarter ended June 30, 2003.

During the twelve months subsequent to June 30, 2003, the Company expects to reclassify the remaining balance of $5 million of net deferred losses associated with open cash flow hedges from accumulated other comprehensive income to earnings.

Margin Calls

The ISDA master agreement between the Company and one of its principal derivative counterparties gives either party the right to request credit support (a “Margin Call”) to the extent that the fair value of the derivatives exceeds specified credit limits.  Currently, the Company’s credit limit under the master agreement is $5 million, subject to reduction or elimination if the Company’s net assets are less than $65 million or if the counterparty has reasonable grounds for insecurity.  The counterparty has issued cumulative Margin Calls totaling $4 million.  Funds paid to the counterparty for Margin Calls are held in interest-bearing trust accounts controlled by the counterparty and are included in other current assets in the accompanying consolidated balance sheet.

8.                                      Financial Instruments

Cash and cash equivalents, receivables, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments.  Indebtedness under the secured bank credit facility was estimated to have a fair value approximating the carrying amount since the stated interest rate is generally market sensitive.  Abandonment obligations are carried at net present value which approximates their fair value since the discount rate is based on the Company’s credit-adjusted, risk-free rate.  Vendor finance and production payment obligations, in the aggregate, have an estimated fair value of $6.7 million based on the net present value of future cash outflows and using assumptions for timing of payments and discount rates that the Company considers appropriate.

The fair values of derivatives as of June 30, 2003 and December 31, 2002 are set forth below.  The associated carrying values of derivatives at June 30, 2003 and December 31, 2002 are equal to their estimated fair values.

	June 30, 2003	December 31, 2002
	(In thousands)
Assets (liabilities):
Commodity derivatives	$(7,613)	$(11,902)
Interest rate derivatives	(520)	(1,015)
Net liabilities	$(8,133)	$(12,917)

9.                                      Income Taxes

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities.  Significant components of net deferred tax assets at June 30, 2003 and December 31, 2002 are as follows:

	June 30, 2003	December 31, 2002
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$3,106	$10,623
Accrued stock-based compensation	246	132
Fair value of derivatives	2,849	4,523
Credits related to alternative minimum tax	421	—
Other	986	1,105
	7,608	16,383
Deferred tax liabilities:
Property and equipment	(12,224)	(8,389)
Valuation allowance	—	(876)
	(12,224)	(9,265)

Net deferred tax assets (liabilities)	$(4,616)	$7,118

Components of net deferred tax assets (liabilities):
Current assets	$720	$524
Non-current assets (liabilities)	(5,336)	6,594
	$(4,616)	$7,118

The Company’s effective income tax rates for the six months ended June 30, 2003 and 2002 were different than the statutory federal income tax rate for the following reasons:

	Six Months Ended June 30,
	2003	2002
	(In thousands)

Income tax expense (benefit) at statutory rate of 35%	$11,542	$(1,016)
Tax depletion in excess of basis	(105)	(82)
Revision of previous tax estimates	(29)	—
Change in valuation allowance	(871)	—
Other	7	—
Income tax expense (benefit)	$10,544	$(1,098)

Current	$422	$—
Deferred	10,122	(1,098)
Income tax expense (benefit)	$10,544	$(1,098)

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

During 2003, the Company’s pre-tax income was sufficient to cause deferred tax liabilities to exceed deferred tax assets.  Based upon current commodity prices and production volumes, as well as the availability of tax planning strategies (such as elective capitalization of intangible drilling costs), the Company presently believes that it is more likely than not that the Company will be able to utilize its cumulative tax loss carryforwards of $30.4 million before they expire (beginning in 2008).  Accordingly, during the quarter ended June 30, 2003, the Company reversed $876,000 of the valuation allowances provided at December 31, 2002, $5,000 of which was related to permanent differences arising from the exercise of employee stock options.

10.                               Stock Repurchase Program

In July 2002, the Company’s Board of Directors authorized the continuation of a stock repurchase program initiated in July 2000.  Under this program, the Company is authorized to spend up to $3 million to repurchase shares of its common stock on the open market at times and prices deemed appropriate by the Company’s management.  This authorization expires in July 2004.  To date, the Company has spent $1.4 million to repurchase and cancel 115,100 shares of common stock.  No shares were repurchased during the six months ended June 30, 2003.

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

	First Quarter 2002	Second Quarter 2002	Six Months Ended June 30, 2002
	(In thousands)

Revenues	$165	$148	$363
Income before income taxes	$90	$124	$214
Net income	$58	$81	$139

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

The Company is a defendant in a suit filed in the 82nd Judicial District Court in Robertson County, Texas in January 2003 by lessors of the lease on which its Lee Fazzino #1 and Lee Fazzino #2 wells were drilled.  The plaintiffs allege that the Company formed the Lee Fazzino Unit #1, a 320-acre unit that pooled various leases, including the plaintiffs’ lease, in bad faith.  The plaintiffs are seeking to have the unit declared to be null and void, with the effect being that the plaintiffs, and certain non-participating royalty owners claiming through the plaintiffs’ lease, are entitled to 100% of the royalties from both wells.  If the plaintiffs are successful, the Company’s ability to collect all the royalties previously paid to the pooled royalty owners is uncertain, and the Company’s net interest in the wells will be reduced from 76.8% to 75%.  The Company has estimated its maximum liability to the plaintiffs to be approximately $8 million to $9 million.  However, the Company believes it is unlikely that the plaintiffs will prevail.  The Company denies all claims and intends to vigorously defend this suit.  Subsequent to discovery from the plaintiffs, the Company filed a counterclaim seeking damages for the filing of a frivolous lawsuit.

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

Item 2 -       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to help you understand the historical consolidated financial position of Clayton Williams Energy, Inc. (the “Company”, “CWEI”, “we”, “us”, or “our”) at June 30, 2003, and our results of operations and cash flows for each of the periods ended June 30, 2003 and 2002.  Our historical consolidated financial statements and notes thereto included in this Form 10-Q contain detailed information that you should consider in conjunction with this discussion.  You should read this discussion in connection with our Form 10-K for the year ended December 31, 2002 and the consolidated financial statements and notes included in this Form 10-Q.

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

Overview

In recent years, we have been aggressively seeking to transform CWEI from a development driller of horizontal wells in the Austin Chalk (Trend) to an exploration company committed to generating and drilling exploratory prospects, primarily through advanced seismic technology.  Thus far in 2003, we have been concentrating our exploration efforts principally in the Miocene Trend in south Louisiana, the Cotton Valley Reef Complex area of east central Texas and the Deep Knox play in the Black Warrior Basin of Mississippi.

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

Accounting Policies

Estimates or Assumptions

Accounts Affected

Successful efforts accounting for oil and gas properties

• Reserve estimates

• Oil and gas properties

• Valuation of unproved properties

• Accumulated DD&A*

• Judgment regarding status of in-progress exploratory wells

• Provision for DD&A* • Impairment of unproved properties • Abandonment costs (dry hole costs)

Impairment of proved properties

• Reserve estimates and related present value of future net revenues

• Oil and gas properties properties • Accumulated DD&A* • Impairment of proved properties

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

Recent Development

In its recent review of registrants’ filings, the staff of the Securities and Exchange Commission (“SEC”) has taken the position that SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires oil and gas entities to separately report on their balance sheets the costs of leasehold and mineral interests acquired after June 30, 2001, including related accumulated depletion, and provide related intangible asset disclosures.  Oil and gas companies have generally included leasehold costs in the property and equipment caption on the balance sheet since the value of the proved leases is inseparable from the value of the related oil and gas reserves, and since the costs of undeveloped leasehold and mineral interests are regularly evaluated for impairment based on lease terms and drilling activity.  The SEC staff is expected to refer the question of SFAS 142 applicability to an accounting standards authority, such as the Emerging Issues Task Force.  If SFAS 142 is determined to apply to oil and gas companies, we may be required to make certain reclassifications within property and equipment on the balance sheet and additional disclosures may be required.  We do not believe that such implementation would have an effect on future earnings.

Liquidity and Capital Resources

Overview

Our primary financial resource is our base of oil and gas reserves.  We pledge our producing oil and gas properties to secure a line of credit, called a Credit Facility, with a group of banks.  The banks establish a borrowing base by making an estimate of the collateral value of our oil and gas properties.  We borrow funds on the Credit Facility as needed to supplement our operating cash flow as a financing source for our capital expenditure program. Our capital expenditure program is dependent upon the level of product prices and the success of our exploration program in replacing our existing oil and gas reserves.  If product prices decrease, our operating cash flow may decrease and the banks may require additional collateral or reduce our borrowing base, thus reducing funds available to fund our capital expenditure program.  The effects of product prices on cash flow can be mitigated through the use of commodity derivatives (see “Quantitative and Qualitative Disclosure About Market Risks – Oil and Gas Prices”).  We may also suffer a reduction in our operating cash flow and access to funds under the Credit Facility if our exploration program does not replace our oil and gas reserves.  Under extreme circumstances, product price reductions or exploration drilling failures could allow the banks to seek to foreclose on our oil and gas properties, thereby threatening our financial viability.

In this section, we will describe our current plans for capital spending, identify the capital resources available to finance our capital spending, and discuss certain factors that can affect our liquidity and capital resources.

Capital Expenditures

Exploration and Development Activities

We presently plan to spend approximately $61.9 million on exploration and development activities during 2003, of which $35.8 million has been incurred through June 30, 2003.  The following table sets forth, by area, certain information about our actual and planned exploration and development activities for 2003.

	Actual Expenditures Six Months Ended June 30, 2003	Total Planned Expenditures Year Ended December 31, 2003	Percentage of Total
	(In thousands)

South Louisiana	$21,200	$39,300	64%
Cotton Valley Reef Complex	9,300	11,400	18%
Mississippi	2,500	3,100	5%
Other	2,800	8,100	13%
	$35,800	$61,900	100%

Since our previous quarterly report, we have decreased our estimate of planned expenditures for 2003 by a net of $700,000, as follows:

Cotton Valley Reef Complex.  Due to the unsuccessful drilling and attempted completion of the Muse-Patranella Gas Unit #1, we have decided not to drill a previously designated location, resulting in a $1.8 million reduction (net to our 50% working interest) in planned expenditures in this area.  We are currently evaluating the information obtained in drilling the Muse-Patranella well to determine the nature and extent of any future drilling in the Cotton Valley Reef Complex.

Mississippi.  We now expect to spud our first Deep Knox test in the Black Warrior Basin later in 2003, so we have deferred $1.5 million of planned expenditures to 2004.

South Louisiana.  Most of the $2.4 million increase in planned activity in this area for 2003 relates to higher than expected drilling and completion costs on the State Lease 3279 #1.

Approximately 78% of the actual and planned expenditures shown in the preceding table relate to exploratory prospects.  Exploratory prospects involve a higher degree of risk than developmental prospects.  To offset the higher risk, we generally strive to achieve a higher reserve potential and rate of return on investments in exploratory prospects.  Actual expenditures during 2003 may be substantially higher or lower than these estimates as our plans for exploration and development activities change during the year.  We do not attempt to forecast our success rate on exploratory drilling.  Accordingly, these current estimates do not include any costs we may incur to complete our successful exploratory wells and construct the required production facilities for these wells.  Also, we are actively searching for other opportunities to increase our oil and gas reserves, including the evaluation of new prospects for exploratory and developmental drilling activities and potential acquisitions of proved oil and gas reserves.  Other factors, such as prevailing product prices and the availability of capital resources, could also increase or decrease the ultimate level of expenditures during 2003.

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

At the beginning of 2003, we had an outstanding balance on the Credit Facility of $93 million, and the borrowing base was $110 million, leaving $12.7 million available, after allowing for $4.3 million of outstanding letters of credit.  During the six months ended June 30, 2003, we generated cash flow from operating activities of $69.7 million, spent $36.3 million on capital expenditures and other investing activities and repaid $23.4 million on the Credit Facility and other debt.  The outstanding balance on the Credit Facility at June 30, 2003 was $70 million, leaving $35.7 million available on the Credit Facility, after allowing for $4.3 million of outstanding letters of credit.

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

Our reported working capital at June 30, 2003 was a deficit of $512,000, as compared to a deficit of $18.8 million at December 31, 2002.  Giving effect to the above adjustments, our working capital for loan compliance purposes is a positive $43.3 million at June 30, 2003, as compared to a positive $6.8 million at December 31, 2002.  Although working capital computed for loan compliance purposes differs from our working capital in accordance with generally accepted accounting principles (GAAP), the loan compliance working capital is useful in measuring our liquidity since it includes the resources available to us under the Credit Facility and negates the volatility in working capital caused by changes in fair value of derivatives.  The following table reconciles our GAAP working capital to the working capital computed under the loan covenant at June 30, 2003 and December 31, 2002.

	June 30, 2003	December 31, 2002
	(In thousands)

Working capital (deficit) per GAAP	$(512)	$(18,843)
Add funds available under the Credit Facility	35,700	12,700
Exclude fair value of derivatives classified as current assets or current liabilities	8,133	12,917
Working capital per loan covenant	$43,321	$6,774

The banks redetermine the borrowing base at least twice a year, in May and November using the method described below.  If at any time, the borrowing base is less than the amount of outstanding indebtedness, we will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement.  The loan agreement contains financial covenants that are computed quarterly and requires us to maintain minimum levels of working capital, cash flow and net tangible assets.  We were in compliance with all of the financial and non-financial covenants at June 30, 2003.

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

Margin calls on derivative contracts could adversely affect our liquidity.  Due to the highly volatile nature of the oil and gas commodity markets, a fixed-price derivative entered into as an effective hedge transaction may be “out of the money” at any time prior to its scheduled maturity, meaning that the current market price exceeds the fixed sell price of the derivative.  The ISDA master agreement between us and one of our principal counterparties gives either party the right to request credit support (a “Margin Call”) to the extent that the fair value of the derivatives exceeds specified credit limits.  Currently, our credit limit under the master agreement is $5 million, subject to reduction or elimination if our net assets are less than $65 million or if the counterparty has reasonable grounds for insecurity.  The counterparty has issued cumulative Margin Calls totaling $4 million.  Funds paid to the counterparty for Margin Calls are held for our account in interest-bearing trust accounts controlled by the counterparty.

At June 30, 2003, the fair value of the commodity derivatives with the counterparty was a liability of $7.6 million.  Our sensitivity analysis indicates that a 10% increase in the underlying commodity prices would have increased this fair value to a liability of $10.2 million.

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

Off-Balance Sheet Arrangement

In May 2001, we invested approximately $1.6 million as a limited partner in a partnership formed to purchase and operate two commercial office buildings in Midland, Texas, one of which is the location of our corporate headquarters.  Our ownership interest in the partnership is 31.9% before payout (as defined in the partnership agreement) and 33.4% after payout.  Substantially all of the partnership’s indebtedness is non-recourse, and we are not liable for any indebtedness of the partnership.  An affiliate of Clayton W. Williams ("Mr. Williams") serves as general partner of the partnership.  Since we do not manage or control the operations of the partnership or these buildings, and since the partnership is not subject to consolidation under SFAS Interpretation No. 46, we utilize the equity method of accounting for our investment in this limited partnership.

Results of Operations

The following table sets forth certain operating information of the Company for the periods presented.  Periods prior to 2003 have been adjusted to account for the sale of certain oil and gas properties in 2002 as discontinued operations (see Note 11 to the accompanying consolidated financial statements).

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Oil and Gas Production Data:
Gas (MMcf)	7,026	3,376	13,922	6,387
Oil (MBbls)	392	394	765	818
Natural gas liquids (MBbls)	42	63	91	113
Total MMcfe (1)	9,630	6,118	19,058	11,973

Average Oil and Gas Sales Prices:
Gas ($/Mcf):
Before hedging gains (losses)	$5.38	$3.16	$5.81	$2.72
Hedging gains (losses)	(.81)	(.52)	(.90)	.12
Net realized price	$4.57	$2.64	$4.91	$2.84
Oil ($/Bbl):
Before hedging gains (losses)	$28.25	$24.75	$30.42	$22.39
Hedging gains (losses)	(2.34)	(2.37)	(2.96)	(1.03)
Net realized price	$25.91	$22.38	$27.46	$21.36
Natural gas liquids ($/Bbl):
Net realized price	$18.81	$13.68	$22.03	$12.45

Oil and Gas Costs ($/Mcfe Produced):
Lease operating expenses	$.69	$.79	$.75	$.84
Oil and gas depletion	$1.05	$1.05	$1.07	$1.10

Net Wells Drilled (2):
Exploratory Wells	1.3	1.0	5.5	1.4
Developmental Wells	2.9	.3	3.0	1.2

(1)                      Oil is converted to gas equivalents (Mcfe) at the ratio of six Mcf of gas to one Bbl of oil.

(2)                      Excludes wells being drilled or completed at the end of each period.

Three Months Ended June 30, 2003 Compared to June 30, 2002

The following discussion compares our results of operations for the three-month period ended June 30, 2003 to the three-month period ended June 30, 2002.  All references to 2003 and 2002 within this section refer to the respective three-month periods.

Revenues

Oil and gas sales increased 129% from $18.8 million in 2002 to $43 million in 2003 due primarily to a 73% increase in average gas prices received and a 108% increase in gas production.  A substantial portion of the gas production increase was due to production increases from the Cotton Valley Reef Complex area and production from wells in south Louisiana that were not producing in 2002, including the Romere Pass Unit acquired in July 2002.  Oil production was slightly lower but average oil prices realized increased by 16%.

Costs and Expenses

Lease operations expenses increased 37% from $4.9 million in 2002 to $6.7 million in 2003 due primarily to the effects that higher oil and gas prices had on production taxes and the addition of operating expenses associated with the Romere Pass Unit acquired in July 2002.  Oil and gas production on a Mcfe basis increased 57% resulting in a reduction in production costs on a Mcfe basis from $.79 in 2002 to $.69 in 2003.

Exploration costs totaled $10.5 million in 2003, as compared to $4.4 million in 2002, due to the following:

•                  $8.9 million of abandonments (dry hole costs) and unproved property impairments, including $6.2 million related to the Cotton Valley Reef Complex, $1.7 million related to prospects in Plaquemines Parish, Louisiana and $800,000 for a non-operated dry hole in Mississippi; and

•                  $1.6 million of seismic and other exploration costs related primarily to the acquisition, processing and interpretation of 3-D seismic data, including $1 million in south Louisiana and $200,000 in Mississippi.

Since we follow the successful efforts method of accounting, our results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

Depreciation, depletion and amortization (“DD&A”) expense increased 60% from $6.7 million in 2002 to $10.7 million in 2003 due primarily to a 57% increase in production on an Mcfe basis. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The average depletion rate per Mcfe remained constant at $1.05.

During the second quarter 2003, we recorded $155,000 of expense for accretion of abandonment obligations in accordance with Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”), which we adopted January 1, 2003 (see Note 3 to the accompanying consolidated financial statements).

General and administrative expenses (“G&A”), excluding non-cash stock-based employee compensation, increased 40% from $2 million in 2002 to $2.8 million in 2003.  The increase was primarily due to higher personnel costs, professional fees and rising insurance costs.  Personnel costs for 2003 include $600,000 of bonuses paid in cash and properties to certain key employees and officers, excluding Mr. Williams.  G&A expenses for 2003 also include a non-cash charge of $416,000 for stock-based employee compensation required by Financial Accounting Standards Board Interpretation No. 44 (see Note 6 to the accompanying consolidated financial statements).  A $44,000 credit (reduction of expense) was required for the 2002 period.  Since the amount of this non-cash provision or credit is based on the quoted market value of our common stock, the future results of our operations may be subject to significant volatility.

Interest Expense and Other

Interest expense decreased 3% from $891,000 in 2002 to $861,000 in 2003 due to a combination of factors.  The average daily principal balance outstanding on the Credit Facility for 2003 was $81.2 million compared to $81.8 million in the 2002 period.  The effective annual interest rate on bank debt, including bank fees and interest rate derivatives, during 2003 was 5.3% compared to 5.1% in 2002.  Included in the computation of our effective annual interest rate are losses on interest rate derivatives of $296,000 in 2003 and $226,000 in 2002 (see Note 7 to the accompanying consolidated financial statements).  Capitalized interest for 2003 was $270,000 compared to $157,000 in 2002.

We reported a net loss on the change in fair value of derivatives of $2.7 million during the 2003 period compared to a $52,000 net gain in 2002 in accordance with Statement of Financial Accounting

Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (see Note 7 to the accompanying consolidated financial statements).

Income Taxes

During 2003, we recorded income tax expense of $2 million, as compared to $611,000 in 2002 (see Note 9 to the accompanying consolidated financial statements).

Six Months Ended June 30, 2003 Compared to June 30, 2002

The following discussion compares our results of operations for the six-month period ended June 30, 2003 to the six-month period ended June 30, 2002.  All references to 2003 and 2002 within this section refer to the respective six-month periods.

Revenues

Oil and gas sales increased 145% from $37.4 million in 2002 to $91.7 million in 2003 due primarily to a 73% increase in average gas prices received and a 118% increase in gas production.  A substantial portion of the gas production increase was due to production increases from the Cotton Valley Reef Complex area and production from wells in south Louisiana that were not producing in 2002, including the Romere Pass Unit acquired in July 2002.  Oil production fell by 6%, which was more than offset by a 29% increase in the average oil prices realized.

Costs and Expenses

Lease operations expenses increased 43% from $10 million in 2002 to $14.3 million in 2003 due primarily to the effects that higher oil and gas prices had on production taxes and the addition of operating expenses associated with the Romere Pass Unit acquired in July 2002.  Oil and gas production on a Mcfe basis increased 59% resulting in a reduction in production costs on a Mcfe basis from $.84 in 2002 to $.75 in 2003.

Exploration costs totaled $17.4 million in 2003, as compared to $12.4 million in 2002, due to the following:

•                  $13.4 million of abandonments (dry hole costs) and unproved property impairments, including $7.2 million related to the Cotton Valley Reef Complex, $4.8 million related to prospects in Plaquemines Parish, Louisiana, $800,000 in Mississippi, and $300,000 in Nevada; and

•                  $4 million of seismic and other exploration costs related primarily to the acquisition, processing and interpretation of 3-D seismic data, including $2.5 million in south Louisiana and $800,000 in Mississippi.

Since we follow the successful efforts method of accounting, our results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

Depreciation, depletion and amortization (“DD&A”) expense increased 54% from $13.8 million in 2002 to $21.2 million in 2003 due primarily to a 59% increase in production on an Mcfe basis, offset partly by a 3% decrease in the average depletion rate. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The average depletion rate per Mcfe decreased from $1.10 in 2002 to $1.07 in 2003.

During 2003, we recorded $306,000 of expense for accretion of abandonment obligations in accordance with Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement

Obligations” (“SFAS 143”), which we adopted January 1, 2003 (see Note 3 to the accompanying consolidated financial statements).

General and administrative expenses (“G&A”), excluding non-cash stock-based employee compensation, increased 18% from $3.9 million in 2002 to $4.6 million in 2003.  The increase was primarily due to higher personnel costs, professional fees and rising insurance costs.  G&A expenses for 2003 include a non-cash charge of $347,000 for stock-based employee compensation required by Financial Accounting Standards Board Interpretation No. 44 (see Note 6 to the accompanying consolidated financial statements).  A $69,000 credit (reduction of expense) was required for the 2002 period.  Since the amount of this non-cash provision or credit is based on the quoted market value of our common stock, the future results of our operations may be subject to significant volatility.

Interest Expense and Other

Interest expense remained constant at $1.9 million for both periods.  The average daily principal balance outstanding on the Credit Facility for 2003 was $87.8 million compared to $76.7 million in the 2002 period.  The effective annual interest rate on bank debt, including bank fees and interest rate derivatives, during 2003 was 5.2% compared to 5.5% in 2002.  Included in the computation of our effective annual interest rate are losses on interest rate derivatives of $575,000 in 2003 and $446,000 in 2002 (see Note 7 to the accompanying consolidated financial statements).  Capitalized interest for 2003 was $518,000 compared to $241,000 in 2002.

We reported a net gain on the change in fair value of derivatives of $742,000 during the 2003 period compared to a $660,000 net loss in 2002 in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (see Note 7 to the accompanying consolidated financial statements).

Income Taxes

During 2003, we recorded income tax expense of $10.5 million, as compared to a benefit of $1.1 million in 2002 (see Note 9 to the accompanying consolidated financial statements).

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

The following summarizes information concerning the Company’s net positions in open commodity derivatives as of June 30, 2003.

	Oil Swaps		Gas Swaps

Bbls

Average Price

MMBtu (a)

Average Price

Production Period:

3rd Quarter 2003	120,000	$24.20	1,810,000	$3.58
4th Quarter 2003	80,000	$24.20	1,720,000	$3.80
Year 2003 (b)	200,000	$24.20	3,530,000	$3.69

(a)          One MMBtu equals one Mcf at a Btu factor of 1,000.

(b)         Based on current estimates, these quantities represent approximately 30% of our oil and gas production for the remainder of 2003.

In July 2003, the Company also entered into collar arrangements covering 551,000 MMBtu of its gas production from November 2003 through March 2004 with a floor of $4.50 and a ceiling of $7.04, and 541,000 MMBtu of its gas production from April 2004 through October 2004 with a floor of $4.20 and a ceiling of $5.28.

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of our commodity derivatives.  A 10% increase in the underlying commodity prices would have changed the fair value of our commodity derivatives at June 30, 2003 from a liability of $7.6 million to a liability of $10.2 million.

Interest Rates

All of the Company’s outstanding indebtedness at June 30, 2003 is subject to market rates of interest as determined from time to time by the banks pursuant to the Credit Facility.  We may designate borrowings under the Credit Facility as either “Base Rate Loans” or “Eurodollar Loans.”  Base Rate Loans bear interest at a fluctuating rate that is linked to the discount rates established by the Federal Reserve Board.  Eurodollar Loans bear interest at a fluctuating rate that is linked to LIBOR.  Any increases in these interest rates can have an adverse impact on our results of operations and cash flow.

Prompted by declining interest rates during 2001, we entered into a LIBOR-based swap in November 2001 on $50 million of our indebtedness at a fixed rate of 3.63% for two years.

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in market rates of interest may have on the fair value of our interest rate derivatives.  A 10% decrease in the underlying market interest rates would have changed the fair value of our interest rate derivatives at June 30, 2003 from a liability of $519,000 to a liability of $541,000.

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

With respect to our disclosure controls and procedures:

•                  We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report;

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

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a defendant in a suit filed in the 82nd Judicial District Court in Robertson County, Texas in January 2003 by lessors of the lease on which its Lee Fazzino #1 and Lee Fazzino #2 wells were drilled.  The plaintiffs allege that we formed the Lee Fazzino Unit #1, a 320-acre unit that pooled various leases, including the plaintiffs’ lease, in bad faith.  The plaintiffs are seeking to have the unit declared to be null and void, with the effect being that the plaintiffs, and certain non-participating royalty owners claiming through the plaintiffs’ lease, are entitled to 100% of the royalties from both wells.  If the plaintiffs are successful, our ability to collect all the royalties previously paid to the pooled royalty owners is uncertain, and our net interest in the wells will be reduced from 76.8% to 75%.  We have estimated our maximum liability to the plaintiffs to be approximately $8 million to $9 million.  However, we believe it is unlikely that the plaintiffs will prevail.  We deny all claims and intend to vigorously defend this suit.  Subsequent to discovery from the plaintiffs, we filed a counterclaim seeking damages for the filing of a frivolous lawsuit.

In addition, we are a defendant in several lawsuits that have arisen in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect any of these to have a material adverse effect on our consolidated financial condition or results of operations.

Item 6 -                   Exhibits and Reports on Form 8-K

Exhibits

31.1	Certification of the Chief Executive Officer of Clayton Williams Energy, Inc.

31.2	Certification of the Chief Financial Officer of Clayton Williams Energy, Inc.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Clayton Williams Energy, Inc. pursuant to 18 U.S.C. § 1350.

Reports on Form 8-K

During the quarter ended June 30, 2003, the Company filed the following reports on Form 8-K:

•                  Form 8-K dated May 13, 2003 to provide public disclosure of certain financial and operating estimates in order to permit the preparation of models to forecast the Company’s operating results for each quarter during the Company’s fiscal year ending December 31, 2003.

•                  Form 8-K dated May 1, 2003 reporting the financial results of the Company for the quarter ended March 31, 2003.

CLAYTON WILLIAMS ENERGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CLAYTON WILLIAMS ENERGY, INC.

Date:	August 13, 2003	By:	/s/ L. Paul Latham
L. Paul Latham
Executive Vice President and Chief Operating Officer

Date:	August 13, 2003	By:	/s/ Mel G. Riggs
Mel G. Riggs
Senior Vice President and Chief Financial Officer