Form 10-Q
period 2003-09-30
CLAYTON WILLIAMS ENERGY INC /DE
filed 2003-11-12
CIK 880115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

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

There were 9,364,454 shares of Common Stock, $.10 par value, of the registrant outstanding as of November 10, 2003.

CLAYTON WILLIAMS ENERGY, INC.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,706	$5,676
Accounts receivable:
Oil and gas sales, net	16,461	14,426
Joint interest and other, net	2,441	3,714
Affiliates	318	223
Inventory	1,332	2,141
Deferred income taxes	738	524
Fair value of derivatives	498	—
Prepaids and other	2,427	5,215
	34,921	31,919

PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	647,823	617,320
Natural gas gathering and processing systems	16,708	16,203
Other	12,208	11,918
	676,739	645,441
Less accumulated depreciation, depletion and amortization	(495,093)	(466,815)
Property and equipment, net	181,646	178,626

OTHER ASSETS
Deferred income taxes	—	6,594
Investments and other	2,325	1,853
	2,325	8,447

	$218,892	$218,992

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$19,284	$22,440
Oil and gas sales	10,275	8,274
Affiliates	1,139	1,257
Current maturities of long-term debt	1,303	—
Fair value of derivatives	2,308	12,917
Accrued liabilities and other	2,972	5,874
	37,281	50,762

NON-CURRENT LIABILITIES
Long-term debt	54,453	94,949
Deferred income taxes	11,085	—
Fair value of derivatives	48	—
Other	9,566	4,500
	75,152	99,449

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share; authorized - 3,000,000 shares; issued and outstanding - none	—	—
Common stock, par value $.10 per share; authorized - 30,000,000 shares; issued - 9,354,588 shares in 2003 and 9,277,415 shares in 2002	935	928
Additional paid-in capital	73,714	72,787
Retained earnings	33,209	3,016
Accumulated other comprehensive loss	(1,399)	(7,950)
	106,459	68,781

	$218,892	$218,992

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share)

Three Months Ended September 30,

Nine Months Ended September 30,

	2003	2002	2003	2002
REVENUES
Oil and gas sales	$38,039	$22,227	$129,785	$59,642
Natural gas services	2,202	1,151	6,504	3,768
Total revenues	40,241	23,378	136,289	63,410

COSTS AND EXPENSES
Lease operations	7,227	5,103	21,477	15,123
Exploration:
Abandonments and impairments	3,953	6,565	17,347	15,308
Seismic and other	1,481	2,242	5,445	5,852
Natural gas services	2,075	1,115	6,064	3,290
Depreciation, depletion and amortization	10,055	7,646	31,279	21,472
Impairment of property and equipment	170	—	170	—
Accretion of abandonment obligations	171	—	477	—
General and administrative	2,039	2,076	6,969	5,899
Total costs and expenses	27,171	24,747	89,228	66,944

Operating income (loss)	13,070	(1,369)	47,061	(3,534)

OTHER INCOME (EXPENSE)
Interest expense	(697)	(1,082)	(2,550)	(2,934)
Gain (loss) on sales of property and equipment	(12)	14	201	83
Change in fair value of derivatives	412	(428)	1,154	(1,088)
Other	(1,239)	55	(1,356)	1,760
Total other income (expense)	(1,536)	(1,441)	(2,551)	(2,179)

Income (loss) before income taxes	11,534	(2,810)	45,510	(5,713)
Income tax expense (benefit)	3,980	(644)	14,524	(1,742)
Income (loss) from continuing operations	7,554	(2,166)	29,986	(3,971)
Cumulative effect of accounting change, net of tax	—	—	207	—
Income from discontinued operations, net of tax	—	1,196	—	1,335
NET INCOME (LOSS)	$7,554	$(970)	$30,193	$(2,636)

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$.81	$(0.23)	$3.22	$(0.43)
Net income (loss)	$.81	$(0.10)	$3.24	$(0.29)

Diluted:
Income (loss) from continuing operations	$.79	$(0.23)	$3.17	$(0.43)
Net income (loss)	$.79	$(0.10)	$3.19	$(0.29)

Weighted average common shares outstanding:
Basic	9,330	9,255	9,318	9,231
Diluted	9,565	9,255	9,463	9,231

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre - hensive Income (Loss)	Total Compre - hensive Income

	No. of Shares	Par Value

BALANCE, December 31, 2002	9,277	$928	$72,787	$3,016	$(7,950)
Net income	—	—	—	30,193	—	$30,193
Change in fair value of derivatives designated as cash flow hedges, net of tax	—	—	—	—	6,551	6,551
Total comprehensive income						$36,744
Issuance of stock through compensation plans	78	7	927	—	—
BALANCE, September 30, 2003	9,355	$935	$73,714	$33,209	$(1,399)

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

Nine Months Ended September 30,

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$30,193	$(2,636)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	31,279	21,472
Impairment of proved properties	170	—
Exploration costs	17,347	15,308
Gain or loss on sales of property and equipment	(201)	(83)
Deferred income taxes	13,989	(1,742)
Non-cash employee compensation	738	517
Change in fair value of derivatives	(981)	1,185
Accretion of abandonment obligations	477	—
Cumulative effect of accounting change, net of tax	(207)	—
Non-cash effect of discontinued operations, net of tax	—	(1,029)

Changes in operating working capital:
Accounts receivable	(857)	(4,182)
Accounts payable	5,651	(3,405)
Other	1,247	(5,229)
Net cash provided by operating activities	98,845	20,176

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(49,931)	(58,635)
Proceeds from sales of property and equipment	236	7,325
Other	(407)	(105)
Net cash used in investing activities	(50,102)	(51,415)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	31,940
Repayments of long-term debt	(43,956)	—
Proceeds from sale of common stock	243	36
Repurchase and cancellation of common stock	—	(648)
Net cash provided by (used in) financing activities	(43,713)	31,328

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,030	89

CASH AND CASH EQUIVALENTS
Beginning of period	5,676	2,856

End of period	$10,706	$2,945

SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$2,587	$2,675

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

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

In the opinion of management, the Company’s unaudited consolidated financial statements as of September 30, 2003 and for the interim periods ended September 30, 2003 and 2002 include all adjustments which are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States.  These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

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

3.                                      Accounting Pronouncements

Effective January 1, 2003 the Company adopted Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”).  SFAS 143 requires the Company to recognize a liability for the present value of all legal obligations associated with the retirement of tangible, long-lived assets and capitalize an equal amount as a cost of the asset.  The cost of the abandonment obligation, along with any estimated salvage value, is included in the computation of depreciation, depletion and amortization.  Upon adoption of SFAS 143 on January 1, 2003, the Company increased asset costs by $1.5 million, reduced accumulated depreciation, depletion and amortization by $2.9 million, increased abandonment obligations by $4.1 million and recorded an after-tax credit of $207,000 for the cumulative effect of adoption on prior years.  Changes in abandonment obligations from January 1, 2003 to September 30, 2003 consist primarily of $700,000 in revisions to previous estimates and

$477,000 of accretion expense.  Pro forma adjustments to income from continuing operations for the three-month and nine-month periods ended September 30, 2003 and 2002, assuming SFAS 143 had been applied in each period, were insignificant.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003 for financial instruments entered into or modified after May 31, 2003. The Company’s adoption of SFAS 150 did not have a material effect on its consolidated financial position or results of operations.

4.                                      Long-Term Debt

Long-term debt consists of the following:

	September 30, 2003	December 31, 2002
	(In thousands)
Secured Bank Credit Facility (matures December 31, 2004)	$50,000	$93,000
Vendor finance obligations	5,756	1,949
	55,756	94,949
Less current maturities of vendor finance obligations	1,303	—
	$54,453	$94,949

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

At September 30, 2003, the borrowing base established by the banks was $110 million, with no monthly commitment reductions.  After allowing for outstanding letters of credit totaling $4.3 million, the Company had $55.7 million available under the credit facility at September 30, 2003.

All outstanding balances on the credit facility may be designated, at the Company’s option, as either “Base Rate Loans” or “Eurodollar Loans” (as defined in the loan agreement), provided that not more than two Eurodollar Loans may be outstanding at any time.  Base Rate Loans bear interest at the fluctuating Base Rate plus a Base Rate Margin ranging from 0% to 0.5% per annum, depending on levels of outstanding advances and letters of credit.  Eurodollar Loans bear interest at the LIBOR rate plus a Eurodollar Margin ranging from 1.25% to 2.25%.  At September 30, 2003, the Company’s indebtedness under the credit facility consisted of $50 million of Eurodollar Loans at a rate of 2.6%.  The effective annual interest rate on the credit facility, including bank fees and interest rate derivatives, for the nine months ended September 30, 2003 was 5.4%.

In addition, the Company pays the banks a commitment fee ranging from .25% to .38% per annum on the unused portion of the revolving loan commitment.  Interest on the revolving loan and commitment fees are payable quarterly, and all outstanding principal and interest will be due December 31, 2004.

The loan agreement contains financial covenants that are computed quarterly and require the Company to maintain minimum levels of working capital and cash flow.  The Company was in compliance with all of the financial and non-financial covenants at September 30, 2003.

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

5.                                      Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	September 30, 2003	December 31, 2002
	(In thousands)

Abandonment obligations	$8,831	$3,500
Production payment	735	1,000
	$9,566	$4,500

Abandonment Obligations

Abandonment obligations as of September 30, 2003 represent the present value of the Company’s estimated abandonment obligations under SFAS 143 (see Note 3).  As of December 31, 2002, the amounts represent future abandonment obligations applicable to wells acquired in the Romere Pass acquisition discussed in Note 11.  The Company has been required to issue letters of credit aggregating $4.25 million to secure the Romere Pass obligation, $3.5 million to a prior owner of the acquired assets and $750,000 to a federal agency.

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

6.                          Compensation Plans

Executive Stock Compensation Plan

The Company has reserved 500,000 shares of common stock for issuance under the Executive Incentive Stock Compensation Plan, permitting the Company, at its discretion, to pay all or part of selected executives’ salaries in shares of common stock in lieu of cash.  During the nine months ended September 30, 2003, the Company issued 11,266 shares of common stock to Mr. Williams in lieu of net cash compensation aggregating $171,000, which is included in general and administrative expenses in the accompanying consolidated financial statements.  Subsequent to September 30, 2003, the Company issued an additional 942 shares to Mr. Williams in lieu of cash compensation aggregating $19,000.

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

The SFAS 123 pro forma information for the nine months ended September 30, 2003 and 2002 is as follows:

	Nine Months Ended September 30,
	2003	2002

Net income (loss), as reported	$30,193	$(2,636)
Add: Stock-based employee compensation expense (credit) included in net income (loss), net of tax	247	(161)
Deduct: Stock-based employee compensation expense determined under fair value based method (SFAS 123), net of tax	(477)	(662)
Net income (loss), pro forma	$29,963	$(3,459)

Basic:
Net income (loss) per common share, as reported	$3.24	$(.29)
Net income (loss) per common share, pro forma	$3.22	$(.37)

Diluted:
Net income (loss) per common share, as reported	$3.19	$(.29)
Net income (loss) per common share, pro forma	$3.17	$(.37)

In accordance with Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”) to APB 25, the Company changed the classification of 233,141 stock options repriced by the Company in April 1999 from fixed stock options to variable stock options.  The Company is required to recognize compensation expense on the repriced options to the extent that the quoted market value of the Company’s common stock at the end of each period exceeds the amended option price ($5.50 per share), except that options vested as of July 1, 2000 must recognize compensation expense only to the extent that the quoted market value exceeds the market value on July 1, 2000 ($31.94 per share).  The Company’s closing market price at September 30, 2003 was $18.88.  Accordingly, general and administrative expenses for the nine months ended September 30, 2003 and 2002 included a non-cash charge of $380,000 and a non-cash credit of $247,000, respectively, related to stock-based employee compensation.  As the repriced options are exercised, the cumulative amount of accrued compensation expense will be credited to additional paid-in capital.  Since this provision is based on changes in the quoted market value of the Company’s common stock, the Company’s future results of operations may be subject to significant volatility.

In October 2003, the Company granted options to purchase 200,000 shares to Mr. Williams.  The options are fully exercisable at an option price of $19.74, which was the market price on the date of the grant.

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

The following summarizes information concerning the Company’s net positions in open commodity derivatives as of September 30, 2003.

	Oil Swaps		Gas Swaps

Bbls

Average Price

MMBtu (a)

Average Price

Production Period:
4th Quarter 2003	80,000	$24.20	1,720,000	$3.80

Gas Collars

MMBtu (a)

Floor

Ceiling

Production Period:

4th Quarter 2003

2,310,000

$

4.50

$

7.04

1st Quarter 2004

3,200,000

$

4.50

$

7.04

2nd Quarter 2004

2,500,000

$

4.20

$

5.28

3rd Quarter 2004

2,220,000

$

4.20

$

5.28

4th Quarter 2004

690,000

$

4.20

$

5.28

Total

10,920,000

(a)          One MMBtu equals one Mcf at a Btu factor of 1,000.

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

Accounting For Derivatives

The Company accounts for its derivatives in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended.  The following table sets forth, for the nine months ended September 30, 2003, the components of accumulated other comprehensive income, as reported in stockholders’ equity, all of which is related to derivatives designated as cash flow hedges under SFAS 133.

	Accumulated Other Comprehensive Income (Loss)
	Commodity Derivatives	Interest Rate Derivatives	Total
	(In thousands)

Balance, December 31, 2002	$(7,290)	$(660)	$(7,950)

Change in fair value of derivatives, net of tax	(5,606)	(49)	(5,655)
Reclassifications to earnings, net of tax	11,620	586	12,206

Net changes during the period	6,014	537	6,551

Balance, September 30, 2003	$(1,276)	$(123)	$(1,399)

During the twelve months subsequent to September 30, 2003, the Company expects to reclassify the remaining balance of $1.4 million of net deferred losses associated with open cash flow hedges from accumulated other comprehensive income to earnings.

The Company did not designate the gas collar derivatives as cash flow hedges under SFAS 133; therefore, all changes in the fair value of these contracts prior to maturity, plus any realized gains or losses at maturity, are recorded as other income (expense) in the accompanying statements of operations.

Margin Calls

The ISDA master agreement between the Company and one of its principal derivative counterparties gives either party the right to request credit support (a “Margin Call”) to the extent that the fair value of the derivatives exceeds specified credit limits.  Currently, the Company’s credit limit under the master agreement is $5 million, subject to reduction or elimination if the Company’s net assets are less than $65 million or if the counterparty has reasonable grounds for insecurity.  During the quarter ended September 30, 2003, the counterparty refunded to the Company all previous Margin Calls totaling an aggregate of $4 million.

8.                                      Financial Instruments

Cash and cash equivalents, receivables, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments.  Indebtedness under the secured bank credit facility was estimated to have a fair value approximating the carrying amount since the stated interest rate is generally market sensitive.  Abandonment obligations are carried at net present value which approximates their fair value since the discount rate is based on the Company’s credit-adjusted, risk-free rate.  Vendor finance and production payment obligations, in the aggregate, have an estimated fair value of $7 million based on the net present value of future cash outflows and using assumptions for timing of payments and discount rates that the Company considers appropriate.

The fair values of derivatives as of September 30, 2003 and December 31, 2002 are set forth below.  The associated carrying values of derivatives at September 30, 2003 and December 31, 2002 are equal to their estimated fair values.

	September 30, 2003	December 31, 2002
	(In thousands)
Assets (liabilities):
Commodity derivatives	$(1,667)	$(11,902)
Interest rate derivatives	(191)	(1,015)
Net liabilities	$(1,858)	$(12,917)

9.                                      Income Taxes

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities.  Significant components of net deferred tax assets at September 30, 2003 and December 31, 2002 are as follows:

	September 30, 2003	December 31, 2002
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$3,535	$10,623
Accrued stock-based compensation	205	132
Fair value of derivatives	654	4,523
Credits related to alternative minimum tax	535	—
Other	1,044	1,105
	5,973	16,383
Deferred tax liabilities:
Property and equipment	(16,320)	(8,389)
Valuation allowance	—	(876)
	(16,320)	(9,265)

Net deferred tax assets (liabilities)	$(10,347)	$7,118

Components of net deferred tax assets (liabilities):
Current assets	$738	$524
Non-current assets (liabilities)	(11,085)	6,594
	$(10,347)	$7,118

The Company’s effective income tax rates for the nine months ended September 30, 2003 and 2002 were different than the statutory federal income tax rate for the following reasons:

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
Income tax expense (benefit) at statutory rate of 35%	$15,579	$(1,660)
Tax depletion in excess of basis	(158)	(82)
Revision of previous tax estimates	(29)	—
Change in valuation allowance	(871)	—
Other	3	—
Income tax expense (benefit)	$14,524	$(1,742)

Current	$535	$—
Deferred	13,989	(1,742)
Income tax expense (benefit)	$14,524	$(1,742)

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

During 2003, the Company’s pre-tax income was sufficient to cause deferred tax liabilities to exceed deferred tax assets.  Based upon current commodity prices and production volumes, as well as the availability of tax planning strategies (such as elective capitalization of intangible drilling costs), the Company presently believes that it is more likely than not that the Company will be able to utilize its cumulative tax loss carryforwards of $37.3 million at December 31, 2002 before they expire (beginning in 2008).  Accordingly, during the quarter ended June 30, 2003, the Company reversed $876,000 of the valuation allowances provided at December 31, 2002, $5,000 of which was related to permanent differences arising from the exercise of employee stock options.

10.                               Stock Repurchase Program

In July 2002, the Company’s Board of Directors authorized the continuation of a stock repurchase program initiated in July 2000.  Under this program, the Company is authorized to spend up to $3 million to repurchase shares of its common stock on the open market at times and prices deemed appropriate by the Company’s management.  This authorization expires in July 2004.  To date, the Company has spent $1.4 million to repurchase and cancel 115,100 shares of common stock.  No shares were repurchased during the nine months ended September 30, 2003.

11.                               Purchases and Sales of Assets

In July 2002, the Company purchased all of the working interest in the Romere Pass Unit in the Plaquemines Parish, Louisiana for total consideration of $21.2 million, net of closing adjustments.  The effective date of the purchase for accounting purposes was August 1, 2002.  The purchase price consisted of $17 million cash, the assumption of future abandonment obligations and the granting of a $1 million after-payout production payment.  The Company financed the acquisition through borrowings under its bank credit facility (see Note 4).

Also in July 2002, the Company sold its interests in certain wells in Wharton County, Texas, effective July 1, 2002, for $3.2 million and reported a net gain on the sale of approximately $1.8 million during the quarter ended September 30, 2002.  Pursuant to the requirements of SFAS 144, the historical operating results from these properties have been reported as discontinued operations in the accompanying statements of operations.  The following table summarizes certain historical operating information related to the discontinued operations:

	First Quarter 2002	Second Quarter 2002	Third Quarter 2002	Nine Months Ended September 30, 2002
	(In thousands)

Revenues	$165	$148	$—	$363
Gain on sale of property and equipment	$—	$—	$1,840	$1,840
Income before income taxes	$90	$124	$1,840	$2,054
Net income	$58	$81	$1,196	$1,335

12.                               Contingency

Legal Proceedings

The Company is a defendant in a personal injury suit filed in the 38th Judicial District Court in Cameron Parish, Louisiana in 2002.  The plaintiff, an employee of one of the Company’s subcontractors, claims he was injured while working on a barge drilling rig owned and operated by another subcontractor, Parker Drilling Company (“PDC”).  PDC was also named as a defendant in the suit.  Robert L. Parker is the Chairman of the Board of Directors of PDC and is a member of our Board of Directors.  The plaintiff has not yet specified the amount of damages sought.  Trial of this case is set for March 2004.  Initially, there were uncertainties concerning the extent of insurance coverage available to the Company and the insurance available through contractual arrangements with the other parties.  Many of these uncertainties have been resolved, and the Company currently believes that insurance coverage will be adequate to protect the Company from any material liability in connection with this suit.

The Company is a defendant in a suit filed in the 82nd Judicial District Court in Robertson County, Texas by lessors of the lease on which its Lee Fazzino Unit #1 and #2 wells (the “Wells”) were drilled.  In November 2003, the Company and the lessors entered into a letter of intent to settle this litigation.  Under the terms of the letter of intent, the Company will (i) grant the lessor a 1.2% overriding royalty interest in the Wells, which interest reduces to 1% after 24 months and (ii) pay the lessors $400,000 in cash.  The Company has also agreed to reimburse those royalty owners in the Wells whose interests were aligned with the Company in the suit for certain of their attorney fees incurred in connection with the litigation.  The lessors will (i) grant a new lease to the Company for approximately 500 net acres, (ii) ratify all existing leases and the unit agreement, and (iii) execute a release of any and all claims with regard to the leases, Wells and unit agreement.  The Company recorded a $1.3 million pre-tax charge against earnings during the third quarter of 2003 for the settlement of this litigation.  The charge is reported in other income (expense) in the accompanying statement of operations.  Although the Company believes that this litigation will ultimately be settled on terms substantially similar to those contained in the letter of intent, the suit will not be dismissed until all parties have executed the definitive settlement documents.

In addition, the Company is a defendant in several lawsuits that have arisen in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not currently expect any of these to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 2 -                               Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to help you understand the historical consolidated financial position of Clayton Williams Energy, Inc. (the “Company”, “CWEI”, “we”, “us”, or “our”) at September 30, 2003, and our results of operations and cash flows for each of the periods ended September 30, 2003 and 2002.  Our historical consolidated financial statements and notes thereto included in this Form 10-Q contain detailed information that you should consider in conjunction with this discussion.  You should read this discussion in connection with our Form 10-K for the year ended December 31, 2002 and the consolidated financial statements and notes included in this Form 10-Q, and our most recent guidance filed on Form 8-K.

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements that are based on our current expectations.  Forward-looking statements include statements regarding our plans, beliefs or current expectations and may be signified by the words “could”, “should”, “expect”, “project”, “estimate”, “believe”, “anticipate”, “intend”, “budget”, “plan”, “forecast”, “predict” and other similar expressions.  Forward-looking statements appear throughout this Form 10-Q with respect to, among other things: profitability; planned capital expenditures; estimates of oil and gas production; future project dates; estimates of future oil and gas prices; estimates of oil and gas reserves; our future financial condition or results of operations; and our business strategy and other plans and objectives for future operations.  Actual results in future periods may differ materially from those expressed or implied by such forward-looking statements because of a number of risks and uncertainties affecting our business, including those discussed in “Item 1 — Business — Risk Factors” in our Form 10-K for the year ended December 31, 2002 and elsewhere in this report.  We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Recent Development

In its recent review of registrants’ filings, the staff of the Securities and Exchange Commission (“SEC”) has questioned the applicability of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) to lease agreements and drilling rights commonly utilized in the oil and gas industry.  If applicable, SFAS 142 could require oil and gas companies to separately report on their balance sheets the costs of proved and unproved leasehold and mineral interests acquired after June 30, 2001, including related accumulated depletion, as intangible assets and provide related intangible asset disclosures.  Oil and gas companies have generally included leasehold costs in the property and equipment caption on the balance sheet since the value of the proved leases is inseparable from the value of the related oil and gas reserves, and since the costs of unproved leasehold and mineral interests are regularly evaluated for impairment based on lease terms and drilling activity.  The Emerging Issues Task Force has recently added this issue to its agenda.  If SFAS 142 is determined to apply to oil and gas companies, we may be required to make certain reclassifications within property and equipment on the balance sheet, and additional disclosures may be required.  As currently proposed by the SEC, we do not believe that such implementation would have an effect on future earnings.

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

Capital Expenditures

Exploration and Development Activities

We presently plan to spend approximately $76 million on exploration and development activities during 2003, of which $47 million has been incurred through September 30, 2003.  The following table sets forth, by area, certain information about our actual and planned exploration and development activities for 2003.

	Actual Expenditures Nine Months Ended September 30, 2003	Total Planned Expenditures Year Ended December 31, 2003	Percentage of Total
	(In thousands)

South Louisiana	$28,200	$52,900	70%
Cotton Valley Reef Complex	11,100	11,600	15%
Mississippi	2,900	3,200	4%
Other	4,800	8,300	11%
	$47,000	$76,000	100%

Since our previous quarterly report, we have increased our estimate of planned expenditures for 2003 by $14.1 million, of which $13.6 million was related to additional planned activity in South Louisiana.  Earlier in 2003, we slowed the pace of our exploratory drilling activities in South Louisiana in order to accelerate repayment of our bank debt and improve our debt-to-equity ratio.  We believe that we have now accomplished our objectives.  Since March 31, 2003, we have reduced our bank debt from $91 million to $50 million while our stockholders’ equity has increased from $85.5 million to $106.5 million.  Accordingly, we accelerated our South Louisiana drilling activities in the fourth quarter of 2003.

Approximately 85% of the actual and planned expenditures shown in the preceding table relate to exploratory prospects.  Exploratory prospects involve a higher degree of risk than developmental prospects.  To offset the higher risk, we generally strive to achieve a higher reserve potential and rate of return on investments in exploratory prospects.  Actual expenditures during 2003 may be substantially higher or lower than these estimates as our plans for exploration and development activities change during the year.  We do not attempt to forecast our success rate on exploratory drilling.  Accordingly, these current estimates do not include any costs we may incur to complete our successful exploratory wells and construct the required production facilities for these wells.  Also, we are actively searching for other opportunities to increase our oil and gas reserves, including the evaluation of new prospects for exploratory and developmental drilling activities and potential acquisitions of proved oil and gas reserves.  Other factors, such as prevailing product prices and the availability of capital resources, could also increase or decrease the ultimate level of expenditures during 2003.

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

At the beginning of 2003, we had an outstanding balance on the Credit Facility of $93 million, and the borrowing base was $110 million, leaving $12.7 million available, after allowing for $4.3 million of outstanding letters of credit.  During the nine months ended September 30, 2003, we generated cash flow from operating activities of $98.8 million, spent $50.1 million on capital expenditures and other investing activities and repaid $43 million on the Credit Facility and $1 million on vendor finance obligations.  The outstanding balance on the Credit Facility at September 30, 2003 was $50 million, leaving $55.7 million available on the Credit Facility, after allowing for $4.3 million of outstanding letters of credit.

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

Our reported working capital at September 30, 2003 was a deficit of $2.4 million, as compared to a deficit of $18.8 million at December 31, 2002.  Giving effect to the above adjustments, our working capital for loan compliance purposes is a positive $55.2 million at September 30, 2003, as compared to a positive $6.8 million at December 31, 2002.  Although working capital computed for loan compliance purposes differs from our working capital in accordance with generally accepted accounting principles (GAAP), the loan compliance working capital is useful in measuring our liquidity since it includes the resources available to us under the Credit Facility and negates the volatility in working capital caused by changes in fair value of derivatives.  The following table reconciles our GAAP working capital to the working capital computed under the loan covenant at September 30, 2003 and December 31, 2002.

	September 30, 2003	December 31, 2002
	(In thousands)

Working capital (deficit) per GAAP	$(2,360)	$(18,843)
Add funds available under the Credit Facility	55,700	12,700
Exclude fair value of derivatives classified as current assets or current liabilities	1,810	12,917
Working capital per loan covenant	$55,150	$6,774

The banks redetermine the borrowing base at least twice a year, in May and November, using the method described below.  Although the banks have not completed the borrowing base review for November 2003, we are expecting a 10% to 20% reduction in the borrowing base for the next six-month period based on our internal estimates.  However, we do not expect the reduction to have a material impact on our liquidity and capital resources.  If at any time, the borrowing base is less than the amount of outstanding indebtedness, we will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement.  The loan agreement contains financial covenants that are computed quarterly and requires us to maintain minimum levels of working capital, cash flow and net tangible assets.  We were in compliance with all of the financial and non-financial covenants at September 30, 2003.

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

Adverse changes in reserve estimates or commodity prices could reduce our cash flow from operating activities.  We rely on estimates of reserves to forecast our cash flow from operating activities.  If the production from those reserves is delayed or is lower than expected, our cash flow from operating activities may be lower than we anticipated.  Commodity prices also impact our cash flow from operating activities.  Based on December 31, 2002 reserve estimates, we project that a $1.00 drop in oil price and a $.50 drop in gas price would reduce our gross revenues in 2003 by $1.5 million and $11.1 million, respectively, before giving effect to hedging activities.  See “Quantitative and Qualitative Disclosure About Market Risks — Oil and Gas Prices.”

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

Off-Balance Sheet Arrangement

In May 2001, we invested approximately $1.6 million as a limited partner in a partnership formed to purchase and operate two commercial office buildings in Midland, Texas, one of which is the location of our corporate headquarters.  Our ownership interest in the partnership is 31.9% before payout (as defined in the partnership agreement) and 33.4% after payout.  Substantially all of the partnership’s indebtedness is non-recourse, and we are not liable for any indebtedness of the partnership.  An affiliate of Clayton W. Williams (“Mr. Williams”) serves as general partner of the partnership.  We do not manage or control the operations of the partnership or these buildings.  We currently utilize the equity method of accounting for our investment in this partnership.  Under the provisions of SFAS Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”), we do not believe we will be classified as the primary beneficiary based on aggregation rules affecting related parties.  However, we are still evaluating the impact of FIN 46 on our accounting for this partnership.  We must adopt FIN 46 during the fourth quarter of 2003.

Results of Operations

The following table sets forth certain operating information of the Company for the periods presented.  Periods prior to 2003 have been adjusted to account for the sale of certain oil and gas properties in 2002 as discontinued operations (see Note 11 to the accompanying consolidated financial statements).  See “Application of Critical Accounting Policies” for an explanation of the accounting policies described in this discussion.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Oil and Gas Production Data:
Gas (MMcf)	5,823	4,436	19,745	10,823
Oil (MBbls)	388	388	1,153	1,206
Natural gas liquids (MBbls)	82	59	173	172
Total MMcfe (1)	8,643	7,118	27,701	19,091

Average Oil and Gas Sales Prices:
Gas ($/Mcf):
Before hedging gains (losses)	$4.84	$3.03	$5.52	$2.85
Hedging gains (losses) (2)	(.43)	(.23)	(.76)	(.02)
Net realized price	$4.41	$2.80	$4.76	$2.83
Oil ($/Bbl):
Before hedging gains (losses)	$28.95	$27.49	$29.93	$23.99
Hedging gains (losses) (2)	(1.42)	(3.97)	(2.45)	(1.95)
Net realized price	$27.53	$23.52	$27.48	$22.04
Natural gas liquids ($/Bbl):
Net realized price	$19.96	$13.42	$21.05	$12.78

Oil and Gas Costs ($/Mcfe Produced):
Lease operating expenses	$.84	$.72	$.78	$.79
Oil and gas depletion	$1.11	$1.03	$1.08	$1.07

Net Wells Drilled (3):
Exploratory Wells	3.2	3.5	8.7	4.9
Developmental Wells	1.0	—	4.0	1.2

(1)                                  Oil is converted to gas equivalents (Mcfe) at the ratio of six Mcf of gas to one Bbl of oil.

(2)                                  Includes only gains (losses) from derivatives designated as cash flow hedges.

(3)                                  Excludes wells being drilled or completed at the end of each period.

Three Months Ended September 30, 2003 Compared to September 30, 2002

The following discussion compares our results of operations for the three-month period ended September 30, 2003 to the three-month period ended September 30, 2002.  All references to 2003 and 2002 within this section refer to the respective three-month periods.

Revenues

Oil and gas sales increased 71% from $22.2 million in 2002 to $38 million in 2003 due primarily to a 58% increase in average gas prices received and a 31% increase in gas production.  A substantial portion of the gas production increase was due to production increases from the Cotton Valley Reef Complex area and production from wells in south Louisiana that were not producing in 2002.  Oil production was constant but average oil prices realized increased by 17%.

Costs and Expenses

Lease operations expenses increased 41% from $5.1 million in 2002 to $7.2 million in 2003 due primarily to the effects that higher oil and gas prices had on production taxes and higher operating expenses associated with South Louisiana production.  Oil and gas production on a Mcfe basis increased 21% while production costs on a Mcfe basis increased 17% from $.72 in 2002 to $.84 in 2003.

Exploration costs totaled $5.4 million in 2003, as compared to $8.8 million in 2002, due to the following:

•                  $4 million of abandonments (dry hole costs) and unproved property impairments, including $1.9 million related to prospects in Plaquemines Parish, Louisiana, $1.4 million related to the Cotton Valley Reef Complex, and $500,000 for three non-operated wells in West Texas; and

•                  $1.4 million of seismic and other exploration costs related primarily to the acquisition, processing and interpretation of 3-D seismic data, including $1 million in south Louisiana and $100,000 in Mississippi.

Since we follow the successful efforts method of accounting, our results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

Depreciation, depletion and amortization expense increased 33% from $7.6 million in 2002 to $10.1 million in 2003 due primarily to a 21% increase in production on an Mcfe basis. Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The average depletion rate per Mcfe increased from $1.03 in 2002 to $1.11 in 2003.

We recorded a provision for impairment of property and equipment of $170,000 during 2003 associated with the Sweetlake area of southwest Louisiana since the carrying costs of these properties exceeded their fair value.  No corresponding impairment was needed in 2002.

During the third quarter 2003, we recorded $171,000 of expense for accretion of abandonment obligations in accordance with Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”), which we adopted January 1, 2003 (see Note 3 to the accompanying consolidated financial statements).

General and administrative expenses (“G&A”), excluding certain non-cash stock-based employee compensation, decreased 13% from $2.3 million in 2002 to $2 million in 2003.  The decrease was primarily due to lower franchise taxes, offset in part by higher insurance costs and professional fees.  G&A expenses for 2003 also include a non-cash charge of $33,000 for stock-based employee compensation required by Financial Accounting Standards Board Interpretation No. 44 (see Note 6 to the accompanying consolidated financial statements).  A $178,000 credit (reduction of expense) was required for the 2002 period.  Since the amount of this non-cash provision or credit is based on the quoted market value of our common stock, the future results of our operations may be subject to significant volatility.

Interest Expense and Other

Interest expense decreased 37% from $1.1 million in 2002 to $697,000 in 2003 due to a combination of factors.  The average daily principal balance outstanding on the Credit Facility for 2003 was $59.2 million compared to $92.1 million in the 2002 period.  The effective annual interest rate on bank debt, including bank fees and interest rate derivatives, during 2003 was 5.8% compared to 5.3% in 2002.  Included in the computation of our effective annual interest rate are losses on interest rate derivatives of

$326,000 in 2003 and $231,000 in 2002 (see Note 7 to the accompanying consolidated financial statements).  Capitalized interest for 2003 was $299,000 compared to $172,000 in 2002.

We reported a net gain on the change in fair value of derivatives of $412,000 during the 2003 period compared to a $428,000 net loss in 2002 in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  Since we did not designate gas collars as cash flow hedges under SFAS 133, all subsequent changes in fair value of these contracts prior to maturity, plus any realized gain or losses at maturity, will be recorded as other income in future periods (see Note 7 to the accompanying consolidated financial statements).  This may subject our future results of operations to significant volatility.  Also included in other income (expense) for 2003 is $1.3 million for the estimated costs to settle the legal dispute with lessors of the lease on which the Lee Fazzino #1 and #2 wells are drilled.

Income Taxes

During 2003, we recorded income tax expense of $4 million, as compared to $644,000 in 2002 (see Note 9 to the accompanying consolidated financial statements).

Nine Months Ended September 30, 2003 Compared to September 30, 2002

The following discussion compares our results of operations for the nine-month period ended September 30, 2003 to the nine-month period ended September 30, 2002.  All references to 2003 and 2002 within this section refer to the respective nine-month periods.

Revenues

Oil and gas sales increased 118% from $59.6 million in 2002 to $129.8 million in 2003 due primarily to a 68% increase in average gas prices received and a 82% increase in gas production.  A substantial portion of the gas production increase was due to production increases from the Cotton Valley Reef Complex area and production from wells in south Louisiana that were not producing in 2002, including the Romere Pass Unit acquired in July 2002.  Oil production fell by 4%, which was more than offset by a 25% increase in the average oil prices realized.

Costs and Expenses

Lease operations expenses increased 42% from $15.1 million in 2002 to $21.5 million in 2003 due primarily to the effects that higher oil and gas prices had on production taxes and the addition of operating expenses associated with the Romere Pass Unit acquired in July 2002.  Oil and gas production on a Mcfe basis increased 45% resulting in a reduction in production costs on a Mcfe basis from $.79 in 2002 to $.78 in 2003.

Exploration costs totaled $22.8 million in 2003, as compared to $21.2 million in 2002, due to the following:

•                  $17.3 million of abandonments (dry hole costs) and unproved property impairments, including $8.7 million related to the Cotton Valley Reef Complex, $6.6 million related to prospects in Plaquemines Parish, Louisiana, $1 million in Mississippi, and $400,000 in Nevada; and

•                  $5.5 million of seismic and other exploration costs related primarily to the acquisition, processing and interpretation of 3-D seismic data, including $3.5 million in south Louisiana and $900,000 in Mississippi.

Since we follow the successful efforts method of accounting, our results of operations may be adversely affected during any accounting period in which seismic costs, exploratory dry hole costs, and unproved property impairments are expensed.

Depreciation, depletion and amortization expense increased 46% from $21.5 million in 2002 to $31.3 million in 2003 due primarily to a 45% increase in production on an Mcfe basis.  Under the successful efforts method of accounting, costs of oil and gas properties are amortized on a unit-of-production method based on estimated proved reserves. The average depletion rate per Mcfe increased slightly from $1.07 in 2002 to $1.08 in 2003.

We recorded a provision for impairment of property and equipment of $170,000 during 2003 associated with the Sweetlake area of southwest Louisiana since the carrying costs of these properties exceeded their fair value.  No corresponding impairment was needed in 2002.

During 2003, we recorded $477,000 of expense for accretion of abandonment obligations in accordance with SFAS 143, which we adopted January 1, 2003 (see Note 3 to the accompanying consolidated financial statements).

G&A, excluding certain non-cash stock-based employee compensation, increased 8% from $6.1 million in 2002 to $6.6 million in 2003.  The increase was primarily due to higher personnel costs, professional fees and rising insurance costs.  G&A expenses for 2003 include a non-cash charge of $380,000 for stock-based employee compensation required by Financial Accounting Standards Board Interpretation No. 44 (see Note 6 to the accompanying consolidated financial statements).  A $247,000 credit (reduction of expense) was required for the 2002 period.  Since the amount of this non-cash provision or credit is based on the quoted market value of our common stock, the future results of our operations may be subject to significant volatility.

Interest Expense and Other

Interest expense decreased 10% from $2.9 million in 2002 to $2.6 million in 2003 due to a combination of factors.  The average daily principal balance outstanding on the Credit Facility for 2003 was $78.2 million compared to $81.9 million in the 2002 period.  The effective annual interest rate on bank debt, including bank fees and interest rate derivatives, during 2003 was 5.4% for both periods.  Included in the computation of our effective annual interest rate are losses on interest rate derivatives of $901,000 in 2003 and $676,000 in 2002 (see Note 7 to the accompanying consolidated financial statements).  Capitalized interest for 2003 was $817,000 compared to $413,000 in 2002.

We reported a net gain on the change in fair value of derivatives of $1.2 million during the 2003 period compared to a $1.1 million net loss in 2002 in accordance with SFAS 133.  Since we did not designate gas collars as cash flow hedges under SFAS 133, all subsequent changes in fair value of these contracts prior to maturity, plus any realized gain or losses at maturity, will be recorded as other income in future periods (see Note 7 to the accompanying consolidated financial statements).  This may subject our future results of operations to significant volatility.  Also included in other income (expense) for 2003 is $1.3 million for the estimated costs to settle the legal dispute with lessors of the lease on which the Lee Fazzino #1 and #2 wells are drilled.

Income Taxes

During 2003, we recorded income tax expense of $14.5 million, as compared to a benefit of $1.7 million in 2002 (see Note 9 to the accompanying consolidated financial statements).

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

The following summarizes information concerning the Company’s net positions in open commodity derivatives as of September 30, 2003.

	Oil Swaps		Gas Swaps

Bbls

Average Price

MMBtu (a)

Average Price

Production Period:
4th Quarter 2003	80,000	$24.20	1,720,000	$3.80

Gas Collars

MMBtu (a)

Floor

Ceiling

Production Period:

4th Quarter 2003

2,310,000

$

4.50

$

7.04

1st Quarter 2004

3,200,000

$

4.50

$

7.04

2nd Quarter 2004

2,500,000

$

4.20

$

5.28

3rd Quarter 2004

2,220,000

$

4.20

$

5.28

4th Quarter 2004

690,000

$

4.20

$

5.28

Total

10,920,000

(a)          One MMBtu equals one Mcf at a Btu factor of 1,000.

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of our commodity derivatives.  The fair values of swaps react differently to changes in oil and gas prices than the fair value of collars.  A 10% increase in the underlying commodity prices would have changed the fair value of our oil and gas swaps at September 30, 2003 from a liability of $1.7 million to a liability of $3.2 million.  With regard to our position in gas collars at September 30, 2003, a $.50 per MMBtu increase in gas prices would have resulted in a decrease in fair value of approximately $2.7 million, while a $.50 per MMBtu decrease in gas prices would have resulted in an increase in fair value of approximately $3 million.

Interest Rates

All of the Company’s outstanding indebtedness at September 30, 2003 is subject to market rates of interest as determined from time to time by the banks pursuant to the Credit Facility.  We may designate borrowings under the Credit Facility as either “Base Rate Loans” or “Eurodollar Loans.”  Base Rate Loans bear interest at a fluctuating rate that is linked to the discount rates established by the Federal Reserve Board.  Eurodollar Loans bear interest at a fluctuating rate that is linked to LIBOR.  Any increases in these interest rates can have an adverse impact on our results of operations and cash flow.  Prompted by declining interest rates during 2001, we entered into a LIBOR-based swap in November 2001 on $50 million of our indebtedness at a fixed rate of 3.63% for two years.

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in market rates of interest may have on the fair value of our interest rate derivatives.  A 10% decrease in the underlying market interest rates would have changed the fair value of our interest rate derivatives at September 30, 2003 from a liability of $191,000 to a liability of $210,000.

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

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1 -                               Legal Proceedings

We are a defendant in a personal injury suit filed in the 38th Judicial District Court in Cameron Parish, Louisiana in 2002.  The plaintiff, an employee of one of our subcontractors, claims he was injured while working on a barge drilling rig owned and operated by another subcontractor, Parker Drilling Company (“PDC”).  PDC was also named as a defendant in the suit.  Robert L. Parker is the Chairman of the Board of Directors of PDC and is a member of our Board of Directors.  The plaintiff has not yet specified the amount of damages sought.  Trial of this case is set for March 2004.  Initially, there were uncertainties concerning the extent of insurance coverage available to us, and the insurance available through contractual arrangements with the other parties.  Many of these uncertainties have been resolved, and we currently believe that insurance coverage will be adequate to protect us from any material liability in connection with this suit.

We are a defendant in a suit filed in the 82nd Judicial District Court in Robertson County, Texas by lessors of the lease on which our Lee Fazzino Unit #1 and #2 wells (the “Wells”) were drilled.  In November 2003, we entered into a letter of intent with the lessors to settle this litigation.  Under the terms of the letter of intent, we will (i) grant the lessor a 1.2% overriding royalty interest in the Wells, which interest reduces to 1% after 24 months and (ii) pay the lessors $400,000 in cash.  We have also agreed to reimburse those royalty owners in the Wells whose interests were aligned with ours in the suit for certain of their attorney fees incurred in connection with the litigation.  The lessors will (i) grant a new lease to us for approximately 500 net acres, (ii) ratify all existing leases and the unit agreement, and (iii) execute a release of any and all claims with regard to the leases, Wells and unit agreement.  We recorded a $1.3 million pre-tax charge against earnings during the third quarter of 2003 for the settlement of this litigation.  The charge is reported in other income (expense) in the accompanying statement of operations.  Although we believe that this litigation will ultimately be settled on terms substantially similar to those contained in the letter of intent, the suit will not be dismissed until all parties have executed the definitive settlement documents.

In addition, we are a defendant in several lawsuits that have arisen in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect any of these to have a material adverse effect on our consolidated financial condition or results of operations.

Item 6 -                               Exhibits and Reports on Form 8-K

Exhibits

**3.1	Second Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Form S-2 Registration Statement, Registration No. 333-13441

**3.2	Certificate of Amendment of Second Restated Certificate of Incorporation of Clayton Williams Energy, Inc., filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ended September 30, 2000

**3.3	Bylaws of the Company, filed as Exhibit 3.4 to the Company’s Form S-1 Registration Statement, Registration No. 33-43350

*31.1	Certification of the Chief Executive Officer of Clayton Williams Energy, Inc.

*31.2	Certification of the Chief Financial Officer of Clayton Williams Energy, Inc.

*32	Certification of the Chief Executive Officer and Chief Financial Officer of Clayton Williams Energy, Inc. pursuant to 18 U.S.C. § 1350.

*	Filed herewith
**	Incorporated by reference to the filing indicated

Reports on Form 8-K

During the quarter ended September 30, 2003, the Company filed the following reports on Form 8-K:

•                  Form 8-K dated August 14, 2003 to provide public disclosure of certain financial and operating estimates in order to permit the preparation of models to forecast the Company’s operating results for each quarter during the Company’s fiscal year ending December 31, 2003.

•                  Form 8-K dated August 13, 2003 announcing second quarter earnings.

CLAYTON WILLIAMS ENERGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CLAYTON WILLIAMS ENERGY, INC.

Date: November 10, 2003	By:	/s/ L. Paul Latham
L. Paul Latham
Executive Vice President and Chief Operating Officer

Date: November 10, 2003	By:	/s/ Mel G. Riggs
Mel G. Riggs
Senior Vice President and Chief Financial Officer