Form 10-Q
period 2004-03-31
CLAYTON WILLIAMS ENERGY INC /DE
filed 2004-05-05
CIK 880115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

There were 9,376,382 shares of Common Stock, $.10 par value, of the registrant outstanding as of May 5, 2004.

CLAYTON WILLIAMS ENERGY, INC.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,995	$15,454
Accounts receivable:
Oil and gas sales, net	15,409	16,725
Joint interest and other, net	2,748	2,972
Affiliates	380	453
Inventory	1,440	787
Deferred income taxes	1,514	1,241
Prepaids and other	1,675	1,518
	31,161	39,150
PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	680,841	656,531
Natural gas gathering and processing systems	16,838	16,829
Other	12,420	12,300
	710,099	685,660
Less accumulated depreciation, depletion and amortization	(512,623)	(504,101)
Property and equipment, net	197,476	181,559
OTHER ASSETS
Investments and other	3,604	3,724
	$232,241	$224,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable:
Trade	$31,774	$33,523
Oil and gas sales	9,018	10,086
Affiliates	1,057	1,254
Current maturities of long-term debt	4,171	2,453
Fair value of derivatives	5,177	2,233
Accrued liabilities and other	2,760	2,720
	53,957	52,269
NON-CURRENT LIABILITIES
Long-term debt	51,406	53,295
Deferred income taxes	11,288	8,504
Other	9,821	9,584
	72,515	71,383
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share, authorized – 3,000,000 shares; issued and outstanding – none	—	—
Common stock, par value $.10 per share, authorized – 30,000,000 shares; issued and outstanding – 9,373,700 shares in 2004 and 9,368,322 shares in 2003	937	937
Additional paid-in capital	74,147	73,972
Retained earnings	30,685	25,872
	105,769	100,781
	$232,241	$224,433

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share)

	Three Months Ended March 31,
	2004	2003
REVENUES
Oil and gas sales	$36,332	$48,697
Natural gas services	2,527	2,048
Total revenues	38,859	50,745

COSTS AND EXPENSES
Lease operations	6,955	7,571
Exploration:
Abandonments and impairments	4,632	4,462
Seismic and other	1,925	2,352
Natural gas services	2,352	1,940
Depreciation, depletion and amortization	8,524	10,571
Accretion of abandonment obligations	175	151
General and administrative	3,301	1,740
Total costs and expenses	27,864	28,787
Operating income	10,995	21,958
OTHER INCOME (EXPENSE)
Interest expense	(460)	(992)
Gain (loss) on sales of property and equipment	5	(9)
Change in fair value of derivatives	(3,093)	3,449
Other	(124)	275
Total other income (expense)	(3,672)	2,723
Income before income taxes	7,323	24,681
Income tax expense	2,510	8,560
Income before extraordinary items	4,813	16,121
Cumulative effect of accounting change, net of tax	—	207
NET INCOME	$4,813	$16,328
Net income per common share:
Basic:
Income before extraordinary items	$0.51	$1.73
Net income	$0.51	$1.76

Diluted:
Income before extraordinary items	$0.50	$1.71
Net income	$0.50	$1.73

Weighted average common shares outstanding:
Basic	9,371	9,303
Diluted	9,720	9,433

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings
	No. of Shares	Par Value
BALANCE,
December 31, 2003	9,368	$937	$73,972	$25,872
Net income and total comprehensive income	—	—	—	4,813
Issuance of stock through compensation plans	6	—	175	—
BALANCE,
March 31, 2004	9,374	$937	$74,147	$30,685

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,813	$16,328
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	8,524	10,571
Exploration costs	4,632	4,462
(Gain) loss on sales of property and equipment	(5)	9
Deferred income taxes	2,510	8,560
Non-cash employee compensation	752	44
Change in fair value of derivatives	2,945	(3,863)
Accretion of abandonment obligations	175	151
Cumulative effect of accounting change, net of tax	—	(207)
Changes in operating working capital:
Accounts receivable	1,613	(11,435)
Accounts payable	(3,544)	6,691
Other	(771)	(1,724)
Net cash provided by operating activities	21,644	29,587

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(28,604)	(19,146)
Proceeds from sales of property and equipment	5	3
Other	137	(193)
Net cash used in investing activities	(28,462)	(19,336)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	(641)	(1,656)
Proceeds from sale of common stock	—	104
Net cash used in financing activities	(641)	(1,552)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,459)	8,699

CASH AND CASH EQUIVALENTS
Beginning of period	15,454	5,676
End of period	$7,995	$14,375

SUPPLEMENTAL DISCLOSURE
Cash paid for interest, net of amounts capitalized	$421	$534

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

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

In the opinion of management, the Company’s unaudited consolidated financial statements as of March 31, 2004 and for the interim periods ended March 31, 2004 and 2003 include all adjustments which are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States.  These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2003 Form 10-K.

3.             Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” (“FIN 46”).  In December 2003, the FASB clarified some of the provisions in a revised FIN 46 (“FIN 46R”).  FIN 46R defines the characteristics of a variable interest entity (“VIE”) and requires that if a company is the primary beneficiary of a VIE, that VIE’s assets, liabilities and results of operations should be consolidated in the company’s financial statements.  A company is the primary beneficiary of a VIE if the company will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s expected residual returns if they occur, or both.  Since the Company does not hold an interest in any entity that has the characteristics of a VIE, the adoption of FIN 46R during the quarter ended March 31, 2004 had no impact on the Company’s consolidated financial statements.

In its recent review of registrants’ filings, the staff of the SEC has questioned the applicability of SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) to lease agreements and drilling rights commonly utilized in the oil and gas industry.  If applicable, SFAS 142 could require oil and gas companies to separately report on their balance sheets the costs of proved and unproved leasehold and mineral interests acquired after June 30, 2001, including related accumulated depletion, as intangible assets and provide related intangible asset disclosures.  Oil and gas companies have generally included leasehold costs in the property and equipment caption on the balance sheet since the value of the proved leases is inseparable from the value of the related oil and gas reserves, and since the costs of unproved leasehold and mineral interests are regularly evaluated for impairment based on lease terms and drilling activity.  The Emerging Issues Task Force has recently added this issue to its agenda.  If SFAS 142 is determined to apply to oil and gas companies, we may be required to make certain reclassifications within property and equipment on the balance sheet, and additional disclosures may be required.

If it is ultimately determined that SFAS 142 requires the Company to reclassify costs associated with mineral rights from property and equipment to intangible assets, the amounts that would be reclassified are as follows, assuming all mineral rights are reclassified:

	March 31, 2004	December 31, 2003
	(In thousands)
INTANGIBLE ASSETS:
Proved leasehold acquisition costs	$69,382	$68,496
Unproved leasehold acquisition costs	20,757	18,466
Total leasehold acquisition costs	90,139	86,962
Less: Accumulated depletion	(43,390)	(42,249)
Net leasehold acquisition costs	$46,749	$44,713

The Company does not believe the reclassification of these amounts would affect the method in which such costs are amortized or the manner in which the Company assesses impairment of capitalized costs.  As a result, net income would not be affected by the reclassification.

4.             Long-Term Debt

Long-term debt consists of the following:

	March 31, 2004	December 31, 2003
	(In thousands)
Secured Bank Credit Facility (matures December 31, 2005)	$50,000	$50,000
Vendor finance obligations	5,577	5,748
	55,577	55,748
Less current maturities of vendor finance obligations	4,171	2,453
	$51,406	$53,295

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

At March 31, 2004, the borrowing base established by the banks was $95 million, with no monthly commitment reductions.  After allowing for outstanding letters of credit totaling $4.3 million, the Company had $40.7 million available under the credit facility at March 31, 2004.

All outstanding balances on the credit facility may be designated, at the Company’s option, as either “Base Rate Loans” or “Eurodollar Loans” (as defined in the loan agreement), provided that not more than two Eurodollar traunches may be outstanding at any time.  Base Rate Loans bear interest at the fluctuating Base Rate plus a Base Rate Margin ranging from 0% to 0.5% per annum, depending on levels of outstanding advances and letters of credit.  Eurodollar Loans bear interest at the LIBOR rate plus a Eurodollar Margin ranging from 1.25% to 2.25%.  At March 31, 2004, the Company’s indebtedness under the credit facility consisted of $50 million of Eurodollar Loans at a rate of 3%.  The effective annual interest rate on the credit facility, including bank fees, for the three months ended March 31, 2004 was 3.8%.

In addition, the Company pays the banks a commitment fee ranging from .25% to .38% per annum on the unused portion of the revolving loan commitment.  Interest on the revolving loan and commitment fees are payable quarterly, and all outstanding principal and interest will be due December 31, 2005.

The loan agreement contains financial covenants that are computed quarterly and prohibit a ratio of current assets to current liabilities less than 1 to 1 and a ratio of debt to cash flow greater than 2.75 to 1.  For purposes of these computations, current assets and current liabilities are adjusted, as appropriate, to include funds available under the credit facility, and to exclude fair value of derivatives and current maturities of vendor finance obligations.  The Company was in compliance with all of the financial and non-financial covenants at March 31, 2004.

Vendor Finance Obligations

In August 2003, the Company initiated a vendor financing arrangement for wells to be drilled in south Louisiana whereby all costs of participating vendors, including interest at an annual rate of 9%, will be repaid out of a percentage of the net revenues from the wells drilled under the arrangement.  If net revenues are insufficient to repay financed costs within an 18-month period from the invoice date, the Company has agreed to repay any unpaid balance.

5.             Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	March 31, 2004	December 31, 2003
	(In thousands)
Abandonment obligations	$9,054	$8,849
Production payment	767	735
	$9,821	$9,584

Abandonment Obligations

Abandonment obligations as of March 31, 2004 and December 31, 2003 represent the present value of the Company’s estimated abandonment obligations under Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”).  Changes in abandonment obligations during the quarter ended March 31, 2004 consist primarily of $175,000 of accretion expense.

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

6.             Compensation Plans

Executive Stock Compensation Plan

The Company has reserved 500,000 shares of common stock for issuance under the Executive Incentive Stock Compensation Plan, permitting the Company, at its discretion, to pay all or part of selected executives’ salaries in shares of common stock in lieu of cash.  During the three months ended March 31, 2004, the Company issued 3,362 shares of common stock to Mr. Williams in lieu of net cash compensation aggregating $112,000, which is included in general and administrative expenses in the accompanying consolidated financial statements.  Subsequent to March 31, 2004, the Company issued an additional 1,220 shares to Mr. Williams in lieu of cash compensation aggregating $39,000.

Stock-Based Compensation

The Company accounts for stock-based compensation utilizing the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.  The following pro forma information, as required by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), presents net income and earnings per share information as if the stock options issued since December 31, 1994 were accounted for using the fair value method.  The fair value of stock options issued for each year was estimated at the date of grant using the Black-Scholes option pricing model.  No options were granted during the quarter ended March 31, 2004.

The SFAS 123 pro forma information for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share)
Net income, as reported	$4,813	$16,328
Add: Stock-based employee compensation expense (credit) included in net income, net of tax	375	(45)
Deduct: Stock-based employee compensation expense determined under fair value based method (SFAS 123), net of tax	—	(159)
Net income, pro forma	$5,188	$16,124
Basic:
Net income per common share, as reported	$.51	$1.76
Net income per common share, pro forma	$.55	$1.73
Diluted:
Net income per common share, as reported	$.50	$1.73
Net income per common share, pro forma	$.53	$1.71

In accordance with Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”) to APB 25, the Company changed the classification of 233,141 stock options repriced by the Company in April 1999 from fixed stock options to variable stock options.  The Company is required to recognize compensation expense on the repriced options to the extent that the quoted market value of the Company’s common stock at the end of each period exceeds the amended option price ($5.50 per share), except that options vested as of July 1, 2000 must recognize compensation expense only to the extent that the quoted market value exceeds the market value on July 1, 2000 ($31.94 per share).  The Company’s closing market price at March 31, 2004 was $34.70.  Accordingly, general and administrative expenses for the three months ended March 31, 2004 and 2003 included a non-cash charge of $577,000 and a non-cash credit of $69,000, respectively, related to stock-based employee compensation.  As the repriced options are exercised, the cumulative amount of accrued compensation expense will be credited to additional paid-in capital.  Since this provision is based on changes in the quoted market value of the Company’s common stock, the Company’s future results of operations may be subject to significant volatility.

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

From 3% to 5% of the Company’s working interests in substantially all wells drilled by the Company subsequent to October 2002 are subject to this arrangement.  The Company consolidates its proportionate share of partnership assets, liabilities, revenues, expenses and oil and gas reserves in its consolidated financial statements.

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

The following summarizes information concerning the Company’s net positions in open commodity derivatives applicable to periods subsequent to March 31, 2004.

	Oil Swaps
	Bbls	Average Price
Production Period:
2nd Quarter 2004	150,000	$31.53
3rd Quarter 2004	150,000	$31.53
4th Quarter 2004	150,000	$31.53
	450,000

	Gas Collars
	MMBtu (a)	Floor	Ceiling
Production Period:
2nd Quarter 2004	2,500,000	$4.20	$5.28
3rd Quarter 2004	2,220,000	$4.20	$5.28
4th Quarter 2004	690,000	$4.20	$5.28
	5,410,000

(a)        One MMBtu equals one Mcf at a Btu factor of 1,000.

Interest Rate Derivatives

In November 2001, the Company entered into an interest rate swap on $50 million of its long-term bank debt designated as Eurodollar Loans (see Note 4).  The swap provided for the Company to pay a fixed rate of 3.63% for the two-year term of the swap.  The swap expired in November 2003.

Accounting For Derivatives

The Company accounts for its derivatives in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended.  The Company did not designate any of its currently open commodity derivatives as cash flow hedges; therefore, all changes in the fair value of these contracts prior to maturity, plus any realized gains or losses at maturity, are recorded as other income (expense) in the Company’s statements of operations.

8.             Financial Instruments

Cash and cash equivalents, receivables, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments.  Indebtedness under the secured bank credit facility was estimated to have a fair value approximating the carrying amount since the stated interest rate is generally market sensitive.  Abandonment obligations are carried at net present value which approximates their fair value since the discount rate is based on the Company’s credit-adjusted, risk-free rate.  Vendor finance and production payment obligations, in the aggregate, have an estimated fair value of $6.2 million based on the net present value of future cash outflows and using assumptions for timing of payments and discount rates that the Company considers appropriate.

The fair values of derivatives, consisting solely of commodity derivatives, are equal to their associated carrying values of a $5.2 million liability at March 31, 2004 and a $2.2 million liability at December 31, 2003.

9.             Income Taxes

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities.  Significant components of net deferred tax assets at March 31, 2004 and December 31, 2003 are as follows:

	March 31, 2004	December 31, 2003
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$7,265	$6,915
Accrued stock-based compensation	537	335
Fair value of derivatives	1,814	783
Credits related to alternative minimum tax	343	343
Depletion carryforwards	53	—
Other	1,609	1,419
	11,621	9,795
Deferred tax liabilities:
Property and equipment	(21,395)	(17,058)
Net deferred tax assets (liabilities)	$(9,774)	$(7,263)

Components of net deferred tax assets (liabilities):
Current assets	$1,514	$1,241
Non-current liabilities	(11,288)	(8,504)
	$(9,774)	$(7,263)

For the three months ended March 31, 2004 and 2003, the Company’s effective income tax rates were different than the statutory federal income tax rates for the following reasons:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Income tax expense at statutory rate of 35%	$2,563	$8,641
Tax depletion in excess of basis	(53)	(53)
Revision of previous tax estimates	—	(28)
Income tax expense	$2,510	$8,560

Current	$—	$291
Deferred	2,510	8,269
Income tax expense	$2,510	$8,560

The Company derives an income tax benefit when employees and directors exercise options granted under the Company’s stock compensation plans (see Note 6).  Employee stock options that are classified as fixed stock options under APB 25 do not result in a charge against financial income when the option price is equal to or greater than the market price at date of grant.  Therefore, any tax benefit from the exercise of fixed stock options results in a permanent difference, which is recorded to additional paid-in capital when the tax benefit is realized.

At March 31, 2004, the Company’s cumulative tax loss carry forwards were approximately $20.8 million.  Based upon current commodity prices and production volumes, as well as the availability of tax planning strategies (such as elective capitalization of intangible drilling costs), the Company believes that it is more likely than not that the Company will be able to utilize these tax loss carryforwards before they expire (beginning in 2008).  Accordingly, no valuation allowance exists at

March 31, 2004.  A valuation allowance at March 31, 2003 of $876,000 was reversed during the quarter ended June 30, 2003.

10.          Stock Repurchase Program

The Company’s Board of Directors has authorized a stock repurchase program that expires in July 2004.  Under this program, the Company is authorized to spend up to $3 million to repurchase shares of its common stock on the open market at times and prices deemed appropriate by the Company’s management.  To date, the Company has spent $1.4 million to repurchase and cancel 115,100 shares of common stock, none of which were repurchased in 2003 or 2004.

11.          Investment

In May 2001, the Company invested approximately $1.6 million as a limited partner in ClayDesta Buildings, L.P. (“CDBLP”).  The general partner of CDBLP is owned and controlled by Mr. Williams.  CDBLP purchased and presently operates two commercial office buildings in Midland, Texas, one of which is the location of the Company’s corporate headquarters.  The Company’s ownership interest in CDBLP is 31.9% before payout (as defined in the partnership agreement) and 33.4% after payout.  The Company is not liable for any indebtedness of CDBLP.  Since the Company does not control CDBLP or manage the operations of these buildings, and since CDBLP does not meet the characteristics of a variable interest entity under FIN 46R (see Note 3), the Company utilizes the equity method of accounting for its investment in CDBLP.

12.          Potential Abandonment

The Company is continuing completion operations on the State Lease 17378 #1 (Fleur) in Plaquemines Parish, Louisiana, but results to date have been unsuccessful. The Company first attempted completion in one interval at a vertical depth of 19,550 feet and found the sand to be wet.  A second interval at a vertical depth of 19,380 feet was also wet and has been abandoned.  The Company is currently attempting completion in the third interval within the same geologic formation at a vertical depth of 18,230 feet.  If this interval is not productive, the Company may abandon the lower formation and attempt completion in up to six intervals in a shallower formation between 13,170 feet and 15,900 feet. To date, the Company has incurred drilling and completion costs on this well totaling approximately $11 million, net to its interest.  If the lower formation is abandoned, the Company will record a pre-tax charge to exploration expense of $8.5 million related to the unsuccessful drilling and completion activities in the lower formation, of which $6 million was incurred through March 31, 2004.

13.          Subsequent Event

On May 3, 2004, the Company entered into a cash merger agreement to purchase the common stock of Southwest Royalties, Inc. (“SWR”), a privately owned energy company based in Midland, Texas.  The stock purchase will include working capital and other assets and liabilities of SWR.  The transaction is subject to approval by SWR shareholders and is expected to close on or before May 21, 2004.  The amount of cash consideration to be paid by the Company at closing is estimated to be $187.8 million.  The Company intends to finance the merger through a new financing package provided by Bank One NA.

Item 2 -          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in our Form 10-K for the year ended December 31, 2003.

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

The economic climate in the domestic oil and gas industry continues to be suitable for this business model.  Since the end of 2003, oil prices have strengthened and gas prices have been relatively stable.  Supply and demand fundamentals continue to suggest that energy prices will remain high for the near term, providing us with the economic incentives necessary for us to assume the risks we face in our search for oil and gas reserves.

Finding quality domestic oil and gas reserves through exploration is a significant challenge and involves a high degree of risk.  During the past two years, we have had limited drilling successes and have not found sufficient reserves to replace our production.  We must reverse this trend in order to prevent further liquidation of our proved reserves.  Our success rate improved this quarter with three of the four operated wells drilled in south Louisiana discovering commercially productive oil and gas reserves.  However, the productive status of our Fleur prospect in south Louisiana remains uncertain as we continue to incur significant costs attempting to complete an interval below 18,000 feet.

Key Factors to Consider

The following summarizes the key factors considered by management in the review of our financial condition and operating performance for the first quarter of 2004 and the outlook for the remainder of 2004.

•      On May 3, 2004, we entered into a cash merger agreement to purchase the common stock of Southwest Royalties, Inc. (see “Proposed Merger”).

•      We are continuing completion operations on the State Lease 17378 #1 (Fleur) in Plaquemines Parish, Louisiana, but results to date have been unsuccessful.  To date, we have incurred drilling and completion costs of approximately $11 million, net to our 75% working interest.  If all or portions of the well are deemed unsuccessful, the applicable costs will be charged to exploration expense when abandoned.

•      Although exploration costs related to abandonments and impairments totaled $4.6 million for the first quarter of 2004, most of these costs related to wells reported as dry holes in the fourth quarter of 2003.  Of the four operated exploratory wells drilled in south Louisiana during the first quarter of 2004, one is currently producing and two have been evaluated as productive and are in the process of being completed.

•      We currently plan to spend $73.5 million in 2004 on exploration and development activities, of which more than 90% relates to exploratory prospects.  These planned activities are in areas where we had limited success in 2003 and 2002.  Since past results are not necessarily indicative of future results, we cannot predict our drilling success in 2004 or beyond.  If we do not achieve a sustained improvement in the results of future exploratory drilling, our future results of operations and financial condition could be adversely affected.

•      Production on an Mcfe basis dropped 27% from the first quarter of 2003 to the first quarter of 2004.  Gas production declined 39% from 2003 levels.  Excluding any additional production from wells currently in progress or to be drilled, or from the proposed merger discussed below, we project that annual oil and gas production in 2004 will decline about 30% as compared to 2003.  Absent a significant increase in product prices, lower production will cause our annual oil and gas sales and cash flow to be lower in 2004 than 2003.

Recent Exploration Activities

South Louisiana

The following table sets forth certain information about our exploratory well activities or south Louisiana subsequent to December 31, 2003.

Spud Date	Well Name (Prospect)	Working Interest	Current Status
September 2003	OCS – G – 21142 #4 (Nonoperated)	10%	Completed
October 2003	State Lease 17378 #1 (Fleur)	75%	Completing
December 2003	Allen Gautreaux #1 (King)	100%	Productive
December 2003	OCS – G – 21142 #5 (Nonoperated)	10%	Waiting on completion
February 2004	Louisiana Fruit Co. #1 (Tiger Pass)	100%	Waiting on completion
February 2004	Mervine Jankower #1 (Helen Gayle)	100%	In progress
March 2004	Louisiana Fruit Co. #2 (Tiger Pass)	100%	Completing
March 2004	State Lease 17341 #1 (Brandi)	100%	Dry
March 2004	State Lease 17057 #1 (Nonoperated)	13%	In progress

We are continuing completion operations on the State Lease 17378 #1 (Fleur) in Plaquemines Parish, but results to date have been unsuccessful. We first attempted completion in one interval at a vertical depth of 19,550 feet and found the sand to be wet.  A second interval at a vertical depth of 19,380 feet was also wet and has been abandoned.  We are currently attempting completion in the third interval within the same geologic formation at a vertical depth of 18,230 feet.  If this interval is not productive, we may abandon the lower formation and attempt completion in up to six intervals in a shallower formation between 13,170 feet and 15,900 feet.  To date, we have incurred drilling and completion costs on this well totaling approximately $11 million, net to our interest.  If the lower formation is abandoned, we will record a pre-tax charge to exploration expense of $8.5 million related to the unsuccessful drilling and completion activities in the lower formation, of which $6 million was incurred through March 31, 2004.

We have successfully completed the Allen Gautreaux #1 (King), an exploratory well in Acadia Parish.  This well was completed in the Homeseeker E-3 sand at a vertical depth of 13,320 feet.  We have logged, cored and run production casing on the Louisiana Fruit Co. #1 (Tiger Pass), an exploratory well in Plaquemines Parish, and plan to complete this well after we have completed the Louisiana Fruit Co. #2, an offset well drilled on the same prospect.  Both wells are expected to be commercially productive.  We also are currently drilling the Mervine Jankower #1 (Helen Gayle), a 13,600-foot exploratory well in Acadia Parish, at a vertical depth of 12,900 feet.  The State Lease 17341 #1 (Brandi) in Plaquemines Parish was a dry hole.

Black Warrior Basin

In February 2004, we spudded the Weyerhaeuser #1, a 15,500-foot exploratory well in Webster County, Mississippi, and are currently drilling at a vertical depth of 11,500 feet.  We expect to complete drilling operations on this well in the second quarter of 2004.  We plan to spend approximately $7.9 million in the Black Warrior Basin in 2004, of which $2.8 million was incurred in the first quarter.

Proposed Merger

On May 3, 2004, we entered into a cash merger agreement to purchase the common stock of Southwest Royalties, Inc. (“SWR”), a privately owned energy company based in Midland, Texas.  The stock purchase will include working capital and other assets and liabilities of SWR.  The transaction is subject to approval by SWR shareholders and is expected to close on or before May 21, 2004.  The amount of cash consideration we expect to pay at closing is estimated to be $187.8 million.  We intend to finance the merger through a new financing package provided by Bank One NA.  The effects of the proposed merger on our results of operations and our liquidity and capital resources have not been included in this Form 10-Q, but will be made available as soon as practicable through future filings with the SEC.

Supplemental Information

The following unaudited information is intended to supplement the consolidated financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Three Months Ended March 31,
	2004	2003
Oil and Gas Production Data:
Gas (MMcf)	4,177	6,896
Oil (MBbls)	375	373
Natural gas liquids (MBbls)	69	49
Total (MMcfe)	6,841	9,428

Average Realized Prices:
Gas ($/Mcf):
Before hedging losses	$5.17	$6.24
Hedging losses (1)	—	(.98)
Net realized price	$5.17	$5.26
Oil ($/Bbl):
Before hedging losses	$34.04	$32.62
Hedging losses (1)	—	(3.59)
Net realized price	$34.04	$29.03
Natural gas liquids ($/Bbl):	$24.57	$24.80

Average Daily Production:
Natural Gas (Mcf):
Austin Chalk (Trend)	3,669	4,210
Cotton Valley Reef Complex	28,119	51,400
Louisiana	10,739	17,488
New Mexico/West Texas	1,866	1,700
Other	1,508	1,824
Total	45,901	76,622
Oil (Bbls):
Austin Chalk (Trend)	2,393	2,817
Louisiana	738	621
New Mexico/West Texas	940	654
Other	50	52
Total	4,121	4,144
Natural Gas Liquids (Bbls):
Austin Chalk (Trend)	371	262
New Mexico/West Texas	186	136
Louisiana	201	146
Total	758	544

Exploration Costs (in thousands):
Abandonment and impairment costs:
South Louisiana	$3,600	$3,100
Cotton Valley Reef Complex	—	1,000
Nevada, Arizona, California and Utah	500	300
Other	500	100
Total	4,600	4,500
Seismic and other	1,900	2,300
Total exploration costs	$6,500	$6,800

Oil and Gas Costs ($/Mcfe Produced):
Lease operating expenses	$1.02	$.80
Oil and gas depletion	$1.14	$1.08
Net Wells Drilled (2):
Exploratory Wells	2.1	4.2
Developmental Wells	5.5	.1

(1)           The Company did not designate any of its 2004 derivatives as cash flow hedges under Statement of Financial Accounting Standards No. 133, as amended.  All changes in the fair value of these contracts prior to maturity, plus any realized gains or losses at maturity, are recorded as other income (expense) in the Company’s statements of operations and are excluded from the computation of average realized prices from oil and gas sales.

(2)           Excludes wells being drilled or completed at the end of each period.

Operating Results

The following discussion compares our results for the three months ended March 31, 2004 to the comparative period in 2003.  Unless otherwise indicated, references to 2004 and 2003 within this section refer to the respective quarterly periods.  Forward-looking statements related to future results of operations do not give effect to the proposed merger discussed elsewhere in this Item 2.

Oil and gas operating results

Oil and gas sales in 2004 were 25% lower than 2003 due mostly to lower gas production, offset in part by higher oil prices.

Gas production in 2004 fell 39% as compared to 2003, continuing its downward trend since reaching a peak during the second quarter of 2003.  Oil production, on the other hand, increased slightly as a result of a limited developmental drilling program we began late in 2003 on existing acreage in New Mexico.

Overall, product prices continue to be strong.  Our realized oil price in 2004 increased 17% from 2003, while our realized gas price decreased 2%.  The 2003 realized prices include losses from hedging activities, but the 2004 amounts do not include hedging losses.  This difference is because our hedging activity in 2003 was designated as cash flow hedges under SFAS 133, and therefore, the effective portion of any gains or losses on those derivatives were recorded as oil and gas sales.  We did not designate our current derivatives as cash flow hedges.  In this case, SFAS 133 requires that any gains or losses be reported as other income or loss, not as oil and gas sales.  During 2004, we realized hedging losses on oil derivatives of $408,000.

Looking forward, in the absence of new production from our exploration program or from acquisitions of proved reserves, we currently estimate that our oil and gas production on an Mcfe basis will be approximately 30% lower for the year 2004 than for the year 2003.  Annual oil production will trend downward although at a slightly slower rate due to the developmental drilling in New Mexico and water fracs in the Austin Chalk (Trend).  Annual gas production will trend downward due primarily to declines in the Cotton Valley Reef Complex area and south Louisiana.  We currently plan to spend approximately $73.5 million in 2004 to explore for new oil and gas production.  Through these exploration efforts, we believe we can add sufficient volumes of new production to reduce this decline.  If we do not offset the projected decline in production with new production from exploration activities or acquisitions of proved properties, annual oil and gas sales and cash flow in 2004 may be significantly lower than 2003.

Oil and gas production costs decreased 8% in 2004 as compared to 2003 due primarily to lower operating costs in the Romere Pass area of Louisiana.  However, since a portion our oil and gas production costs, such as labor, supervision, insurance and administration, are relatively fixed in nature and do not reduce significantly as production volumes decline, production costs on an Mcfe basis increased 28%.  If production continues to decline, we estimate that production costs on an Mcfe basis for the year 2004 will be 20% to 40% higher than those costs reported for the year 2003.

Depreciation, depletion and amortization (“DD&A”) expense in 2004 decreased 20% as compared to 2003 due primarily to a 27% decline in oil and gas production on an Mcfe basis.  DD&A expense per Mcfe produced increased 6% from 2003 to 2004.  We currently estimate that our DD&A expense per Mcfe produced could be between 15% and 25% higher in 2004 than 2003.

Exploration costs

Since we follow the successful efforts method of accounting, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2004, we charged to expense $6.5 million of exploration costs, as compared to $6.8 million in 2003.  Most of these costs were incurred in south Louisiana.

We plan to spend approximately $73.5 million on exploration and development activities in 2004 primarily in the same core exploration areas as in 2003.  Since exploratory drilling involves a high degree of risk, it is likely that a significant portion of this will be charged to exploration costs in 2004.  However, we cannot predict our success rates and, accordingly, cannot predict our exploration costs related to abandonment and impairment costs.

Other

Other income/expense for the first quarter of 2004 included a $3.1 million loss associated with the change in fair value of derivative contracts as compared to a $3.4 million gain in the 2003 quarter.  In both periods, we held commodity derivatives that were not designated as cash flow hedges under applicable accounting standards.  Changes in the fair value of these derivatives are based on the underlying commodity prices and resulted in a $6.5 million variance in other income/expense between the two quarters.

At March 31, 2004, we have $20.8 million of federal tax loss carryforwards that begin to expire in 2008.  As long as we are profitable in future periods, it is likely that we will be able to utilize these carryforwards before they expire.  However, to the extent we incur any pre-tax losses in future periods, we do not currently intend to record a deferred tax benefit.  Instead, we will record a valuation allowance against the increase in deferred tax assets caused by such losses.

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

Capital Expenditures

Excluding the proposed merger, we presently plan to spend approximately $73.5 million on exploration and development activities during 2004, as summarized by area in the following table.

	Actual Expenditures Three Months Ended March 31, 2004	Total Planned Expenditures Year Ended December 31, 2004	Percentage of Total
	(In thousands)
South Louisiana	$23,200	$52,200	71%
Cotton Valley Reef Complex	100	3,500	5%
Mississippi	2,800	8,700	12%
New Mexico	2,400	3,400	5%
Austin Chalk (Trend)	300	2,500	3%
Other	1,300	3,200	4%
	$30,100	$73,500	100%

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

Credit Facility

We rely on the Credit Facility for both our short-term liquidity and our long-term financing needs.  The funds available to us at any time under this Credit Facility are limited to the amount of the borrowing base established by the banks.  As long as we have sufficient availability under the Credit Facility to meet our obligations as they come due, we have sufficient liquidity.

At the beginning of 2004, we had an outstanding balance under the Credit Facility of $50 million, and the borrowing base was $95 million (as amended), leaving $40.7 million of availability, after allowing for $4.3 million of outstanding letters of credit.  During the three months ended March 31, 2004, we generated cash flow from operating activities of $21.6 million, spent $28.6 million on capital expenditures and repaid $600,000 on long-term debt.  This activity contributed to a cash decrease of $7.5 million.  The outstanding balance on the Credit Facility at March 31, 2004 remained at $50 million.

Using the Credit Facility for both our short-term liquidity and long-term financing needs can cause unusual fluctuations in our reported working capital, depending on the timing of cash receipts and expenditures.  On a daily basis, we use most of our available cash to pay down our outstanding balance on the Credit Facility, which is classified as a non-current liability since we currently have no required principal reductions.  As we use cash to pay a non-current liability, our reported working capital decreases.  Conversely, as we draw on the Credit Facility for funds to pay current liabilities (such as payables for drilling and operating costs), our reported working capital increases.  Also, volatility in oil and gas prices can cause significant fluctuations in reported working capital as we record changes in the fair value of derivatives from period to period.  For these reasons, the working capital covenant related to the Credit Facility requires us to (i) include the amount of funds available under the Credit Facility as a current asset,  (ii) exclude current assets and liabilities related to the fair value of derivatives, and (iii) exclude current maturities of vendor finance obligations, when computing the working capital ratio at any balance sheet date.

Our reported working capital deficit at March 31, 2004 was $22.8 million, as compared to a deficit of $13.1 million at December 31, 2003.  Giving effect to the above adjustments our working capital for loan compliance purposes is a positive $27.3 million at March 31, 2004, as compared to a positive $32.3 million at December 31, 2003.  Although working capital computed for loan compliance purposes differs from our working capital in accordance with generally accepted accounting principles (GAAP), the loan compliance working capital is useful in measuring our liquidity since it includes the resources available to us under the Credit Facility and negates the volatility in working capital caused by changes in fair value of derivatives.  The following table reconciles our GAAP working capital to the working capital computed under the loan covenant at March 31, 2004 and December 31, 2003.

	March 31, 2004	December 31, 2003
	(In thousands)
Working capital (deficit) per GAAP	$(22,796)	$(13,119)
Add funds available under the Credit Facility	40,725	40,725
Exclude fair value of derivatives classified as current assets or current liabilities	5,177	2,233
Exclude current maturities of vendor finance obligations	4,171	2,453
Working capital per loan covenant	$27,277	$32,292

The banks redetermine the borrowing base at least twice a year, in May and November.  If at any time, the borrowing base is less than the amount of outstanding indebtedness, we will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement.  The loan agreement contains financial covenants that are computed quarterly and requires us to maintain minimum levels of working capital and cash flow.  We were in compliance with all of the financial and non-financial covenants at March 31, 2004.

Alternative Capital Resources

Although our base of oil and gas reserves, as collateral for the Credit Facility, has historically been our primary capital resource, we have in the past, and could in the future, use alternative capital resources, such as asset sales, vendor financing arrangements, and/or public or private issuances of common stock.  We could also issue subordinated debt or preferred stock in a public or a private placement if we choose to raise capital through either of these markets.  While we believe we would be able to obtain funds through one or more of these alternatives, if needed, there can be no assurance that these capital resources would be available on terms acceptable to us.

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

Oil and Gas Prices

Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control.  These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic.  We cannot predict future oil and gas prices with any degree of certainty.  Sustained weakness in oil and gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that we can produce economically.  Any reduction in reserves, including reductions due to price fluctuations, can reduce the borrowing base under the Credit Facility and adversely affect our liquidity and our ability to obtain capital for our exploration and development activities.  Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Based on December 31, 2003 reserve estimates, we project that a $1.00 drop in the price per Bbl of oil and a $.50 drop in the price per Mcf of gas would reduce our gross revenues for the year ending December 31, 2004 by $8.6 million.

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

The following summarizes information concerning the Company’s net positions in open commodity derivatives applicable to periods subsequent to March 31, 2004.

	Oil Swaps
	Bbls	Average Price
Production Period:
2nd Quarter 2004	150,000	$31.53
3rd Quarter 2004	150,000	$31.53
4th Quarter 2004	150,000	$31.53
	450,000

	Gas Collars
	MMBtu (a)	Floor	Ceiling
Production Period:
2nd Quarter 2004	2,500,000	$4.20	$5.28
3rd Quarter 2004	2,220,000	$4.20	$5.28
4th Quarter 2004	690,000	$4.20	$5.28
	5,410,000

(a)           One MMBtu equals one Mcf at a Btu factor of 1,000.

Interest Rates

All of our outstanding bank indebtedness at March 31, 2004 is subject to market rates of interest as determined from time to time by the banks pursuant to the Credit Facility.  We may designate borrowings under the Credit Facility as either “Base Rate Loans” or “Eurodollar Loans.”  Base Rate Loans bear interest at a fluctuating rate that is linked to the discount rates established by the Federal Reserve Board.  Eurodollar Loans bear interest at a fluctuating rate that is linked to LIBOR.  Any increases in these interest rates can have an adverse impact on our results of operations and cash flow.  We do not have any interest rate derivatives in place at the present time.

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

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6 -          Exhibits and Reports on Form 8-K

Exhibits

31.1	Certification of the Chief Executive Officer of Clayton Williams Energy, Inc.

31.2	Certification of the Chief Financial Officer of Clayton Williams Energy, Inc.

32.1	Certification by the President and Chief Executive Officer of Clayton Williams Energy, Inc. pursuant to 18 U.S.C. § 1350.

32.2	Certification by the Chief Financial Officer of Clayton Williams Energy, Inc. pursuant to 18 U.S.C. § 1350.

Reports on Form 8-K

During the quarter ended March 31, 2004, the Company filed the following reports on Form 8-K:

•      Form 8-K dated February 12, 2004 to provide public disclosure of certain financial and operating estimates in order to permit the preparation of models to forecast the Company’s operating results for each quarter during the Company’s fiscal year ending December 31, 2004.

CLAYTON WILLIAMS ENERGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CLAYTON WILLIAMS ENERGY, INC.

Date: May 5, 2004	By:	/s/ L. Paul Latham
L. Paul Latham
Executive Vice President and Chief Operating Officer

Date: May 5, 2004	By:	/s/ Mel G. Riggs
Mel G. Riggs
Senior Vice President and Chief Financial Officer