Form 10-Q
period 2004-06-30
CLAYTON WILLIAMS ENERGY INC /DE
filed 2004-08-09
CIK 880115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

There were 10,768,593 shares of Common Stock, $.10 par value, of the registrant outstanding as of August 4, 2004.

CLAYTON WILLIAMS ENERGY, INC.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$18,962	$15,454
Accounts receivable:
Oil and gas sales, net	21,112	16,725
Joint interest and other, net	4,461	2,972
Affiliates	720	453
Inventory	5,068	787
Deferred income taxes	582	1,241
Prepaids and other	3,778	1,518
	54,683	39,150
PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	960,541	656,531
Natural gas gathering and processing systems	17,157	16,829
Other	13,964	12,300
	991,662	685,660
Less accumulated depreciation, depletion and amortization	(519,865)	(504,101)
Property and equipment, net	471,797	181,559

OTHER ASSETS	8,054	3,724

	$534,534	$224,433

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$38,006	$33,523
Oil and gas sales	10,579	10,086
Affiliates	2,325	1,254
Current maturities of long-term debt	13,759	2,453
Fair value of derivatives	15,341	2,233
Accrued liabilities and other	2,474	2,720
	82,484	52,269
NON-CURRENT LIABILITIES
Long-term debt	214,078	53,295
Deferred income taxes	59,772	8,504
Fair value of derivatives	20,643	—
Other	18,698	9,584
	313,191	71,383
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share, authorized – 3,000,000 shares; issued and outstanding – none	—	—
Common stock, par value $.10 per share, authorized – 30,000,000 shares; issued and outstanding – 10,764,361 shares in 2004 and 9,368,322 shares in 2003	1,076	937
Additional paid-in capital	104,229	73,972
Retained earnings	33,554	25,872
	138,859	100,781

	$534,534	$224,433

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES
Oil and gas sales	$41,119	$43,049	$77,451	$91,746
Natural gas services	2,372	2,254	4,899	4,302
Gain on sales of property and equipment	61	222	66	213
Total revenues	43,552	45,525	82,416	96,261

COSTS AND EXPENSES
Production	8,175	6,679	15,130	14,250
Exploration:
Abandonments and impairments	13,467	8,932	18,099	13,394
Seismic and other	1,812	1,612	3,737	3,964
Natural gas services	2,295	2,049	4,647	3,989
Depreciation, depletion and amortization	9,247	10,653	17,771	21,224
Accretion of abandonment obligations	265	155	440	306
General and administrative	2,286	3,190	5,587	4,930
Total costs and expenses	37,547	33,270	65,411	62,057

Operating income	6,005	12,255	17,005	34,204

OTHER INCOME (EXPENSE)
Interest expense	(1,449)	(861)	(1,909)	(1,853)
Change in fair value of derivatives	(309)	(2,707)	(3,402)	742
Other	87	(392)	(37)	(117)
Total other income (expense)	(1,671)	(3,960)	(5,348)	(1,228)

Income before income taxes	4,334	8,295	11,657	32,976
Income tax expense	1,465	1,984	3,975	10,544
Income before extraordinary items	2,869	6,311	7,682	22,432
Cumulative effect of accounting change, net of tax	—	—	—	207

NET INCOME	$2,869	$6,311	$7,682	$22,639

Net income per common share:
Basic:
Income before extraordinary items	$0.29	$0.68	$0.80	$2.41
Net income	$0.29	$0.68	$0.80	$2.43

Diluted:
Income before extraordinary items	$0.28	$0.67	$0.77	$2.38
Net income	$0.28	$0.67	$0.77	$2.40

Weighted average common shares outstanding:
Basic	9,923	9,319	9,647	9,311
Diluted	10,230	9,447	9,958	9,445

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional
	No. of Shares	Par Value	Paid-In Capital	Retained Earnings
BALANCE,
December 31, 2003	9,368	$937	$73,972	$25,872
Net income and total comprehensive income	—	—	—	7,682
Issuance of stock through compensation plans	15	1	408	—
Issuance of common stock, net of offering costs of $1,773	1,381	138	29,849	—

BALANCE,
June 30, 2004	10,764	$1,076	$104,229	$33,554

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,682	$22,639
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	17,771	21,224
Exploration costs	18,099	13,394
Gain on sales of property and equipment	(66)	(213)
Deferred income taxes	3,975	10,544
Non-cash employee compensation	156	578
Change in fair value of derivatives	437	(225)
Accretion of abandonment obligations	440	306
Cumulative effect of accounting change, net of tax	—	(207)

Changes in operating working capital, net of the effects of a business acquisition in 2004:
Accounts receivable	5,067	(4,525)
Accounts payable	(255)	10,005
Other	(3,907)	(3,841)

Net cash provided by operating activities	49,399	69,679

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(66,099)	(36,237)
Consideration paid to acquire a business, net of cash acquired of $12,341	(167,841)	—
Proceeds from sales of property and equipment	437	249
Other	103	(312)
Net cash used in investing activities	(233,400)	(36,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	186,662	—
Repayments of long-term debt	(25,000)	(23,441)
Proceeds from sale of common stock	30,003	104
Payment of debt issue costs	(4,156)	—

Net cash provided by (used in) financing activities	187,509	(23,337)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,508	10,042

CASH AND CASH EQUIVALENTS
Beginning of period	15,454	5,676

End of period	$18,962	$15,718

SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$1,631	$1,490

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

1.                                    Nature of Operations

Clayton Williams Energy, Inc. (a Delaware corporation) and its subsidiaries (collectively, the “Company” or “CWEI”) is an independent oil and gas company engaged in the exploration for and development and production of oil and natural gas primarily in Texas, Louisiana, New Mexico and Mississippi.  Approximately 41% of the Company’s outstanding common stock is beneficially owned by its Chairman of the Board and Chief Executive Officer, Clayton W. Williams (“Mr. Williams”).  Oil and gas exploration and production is the only business segment in which the Company operates.

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

2.                                    Presentation

On May 21, 2004, the Company acquired all the outstanding common stock of Southwest Royalties, Inc. (see Note 4).  The accompanying unaudited consolidated financial statements of the Company for 2004 include the accounts of Southwest Royalties, Inc., its wholly owned subsidiaries and its undivided interests in oil and gas limited partnerships as of June 30, 2004 and for the period from May 21, 2004 through June 30, 2004.

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ materially from those estimates.

In the opinion of management, the Company’s unaudited consolidated financial statements as of June 30, 2004 and for the interim periods ended June 30, 2004 and 2003 include all adjustments which are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States.  These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

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

3.                                    Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” (“FIN 46”).  In December 2003, the FASB clarified some of the provisions in a revised FIN 46 (“FIN 46R”).  FIN 46R defines the characteristics of a variable interest entity (“VIE”) and requires that if a company is the primary beneficiary of a VIE, that VIE’s assets, liabilities and results of operations should be consolidated in the company’s financial statements.  A company is the primary beneficiary of a VIE if the company will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s expected residual returns if they occur, or both.  Since the Company does not hold an interest in any entity that has the characteristics of a VIE, the adoption of FIN 46R during the six months ended June 30, 2004 had no impact on the Company’s consolidated financial statements.

In its recent review of registrants’ filings, the staff of the SEC has questioned the applicability of SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) to lease agreements and drilling rights commonly utilized in the oil and gas industry.  If applicable, SFAS 142 could require oil and gas companies to separately report on their balance sheets the costs of proved and unproved leasehold and mineral interests acquired after June 30, 2001, including related accumulated depletion, as intangible assets and provide related intangible asset disclosures.  Oil and gas companies have generally included leasehold costs in the property and equipment caption on the balance sheet since the value of the proved leases is inseparable from the value of the related oil and gas reserves, and since the costs of unproved leasehold and mineral interests are regularly evaluated for impairment based on lease terms and drilling activity.  The staff of the FASB has issued a proposed position clarifying that SFAS 142 does not supercede the balance sheet classification and disclosure for drilling and mineral rights of oil and gas producing entities within the scope of FASB No. 19.  If SFAS 142 is determined to apply to oil and gas companies, the Company may be required to make certain reclassifications within property and equipment on the balance sheet, and additional disclosures may be required.

If it is ultimately determined that SFAS 142 requires the Company to reclassify costs associated with mineral rights from property and equipment to intangible assets, the amounts that would be reclassified are as follows, assuming all mineral rights are reclassified:

	June 30, 2004	December 31, 2003
	(In thousands)
INTANGIBLE ASSETS:
Proved leasehold acquisition costs	$301,032	$68,496
Unproved leasehold acquisition costs	41,657	18,466
Total leasehold acquisition costs	342,689	86,962
Less: Accumulated depletion	(45,940)	(42,249)

Net leasehold acquisition costs	$296,749	$44,713

The Company does not believe the reclassification of these amounts would affect the method in which such costs are amortized or the manner in which the Company assesses impairment of capitalized costs.  As a result, net income would not be affected by the reclassification.

4.                                    Acquisition of Southwest Royalties, Inc.

On May 21, 2004, the Company acquired all the outstanding common stock of Southwest Royalties, Inc. (“SWR”) through a merger.  Prior to the acquisition, SWR was a privately-held, Midland-based energy company engaged in oil and gas exploration, production, development and acquisition activities in the United States.  Most of SWR’s properties are located in the Permian Basin of west Texas and southeastern New Mexico.  SWR owns interests in more than 6,000 oil and gas wells, and is the operator of approximately 1,400 of these wells.  The Company estimates that the SWR acquisition added approximately 180 Bcfe to its proved oil and gas reserves on the effective date of the acquisition.

In connection with the acquisition of SWR, the Company paid $57.1 million to holders of SWR common stock and common stock warrants ($45.01 per share) and assumed and refinanced approximately $113.9 million of SWR bank debt at closing.  In addition, the Company incurred approximately $9 million of merger-related costs, including (i) the assumption of SWR’s obligations to its officers and employees pursuant to change of control arrangements and (ii) investment banking, legal, accounting and other direct transaction costs related to the acquisition of SWR.

The Company has accounted for the acquisition of SWR using the purchase method of accounting for business combinations.  Under this method of accounting, CWEI is deemed to be the acquirer for accounting purposes.  SWR’s assets and liabilities were revalued under the purchase method of accounting and recorded at their estimated fair values.

The following table sets forth the calculation of the preliminary purchase price for SWR and the related allocation of the preliminary purchase price to the assets acquired (in thousands):

Preliminary purchase price:
Acquisition of outstanding common stock and warrants	$57,139
Long-term debt assumed and refinanced by CWEI	113,949
Assumption of other non-current liabilities	31,024
Transaction costs incurred	8,993
Current liabilities assumed	26,425
Deferred income taxes	47,962

$285,492

Allocation of preliminary purchase price:
Current assets	$23,436
Proved oil and gas properties	239,195
Unproved oil and gas properties	18,997
Other property and equipment	3,494
Other assets	370

$285,492

The purchase price for SWR and the related allocation of the purchase price to the assets acquired is preliminary.  The Company is continuing to gather information concerning the estimated fair value of certain assets and liabilities as of the acquisition date and may adjust its preliminary estimates based on this information.  The primary accounts subject to adjustment include deferred income taxes, property and equipment and liability contingencies.  The Company expects to finalize its valuation estimates by December 31, 2004.

The revaluation of SWR’s assets and liabilities under the purchase method of accounting created significant differences between the carrying value for financial reporting purposes and those used for income tax reporting purposes, resulting in a deferred tax liability of $48 million on the effective date of the acquisition.

The following table reflects the unaudited pro forma results of operations for the six months ended June 30, 2004 and 2003 as though the acquisition of SWR had occurred on January 1, 2003.  The pro forma amounts are not necessarily indicative of the results that may be reported in the future.

	Six Months Ended June 30,
	2004	2003
	(In thousands, except per share data)

Revenues	$106,248	$124,140
Net income (loss) from continuing operations	$(3,705)	$24,109

Net income (loss) from continuing operations per share:
Basic net income (loss) per share	$(.33)	$2.25
Diluted net income (loss) per share	$(.33)	$1.98

5.                                    Long-Term Debt

Long-term debt consists of the following:

	June 30, 2004	December 31, 2003
	(In thousands)
Secured bank credit facilities:
Revolving loan, due May 2007	$162,400	$50,000
Senior term loan, due May 2008	50,000	—
Vendor finance obligations	5,611	5,748
10.5% Senior Notes, interest payable semi-annually, due October 15, 2004, net of discount of $17 (a)	8,853	—
Other	973	—
	227,837	55,748
Less current maturities	(13,759)	(2,453)

	$214,078	$53,295

(a)                                  These notes were assumed in connection with the SWR acquisition and were fully redeemed in July 2004.

Secured Bank Credit Facilities

In connection with the acquisition of SWR in May 2004 (see Note 4), the Company entered into new credit facilities with a group of banks that provided for an increase in borrowing capacity under the Company’s existing revolving credit facility and established a new senior term credit facility.  The borrowing base established under the revolving credit facility increased from $95 million to $180 million, and the Company initially borrowed $75 million on the senior term credit facility.  With a portion of the net proceeds from the private placement of common stock in May 2004 (see Note 7), the Company reduced the principal balance on the senior term credit facility to $50 million.

The revolving credit facility provides for interest at rates based on the agent bank’s prime rate plus margins ranging from .25% to 1%, or if elected by the Company based on LIBOR plus margins ranging from 1.5% to 2.25%.  The Company also pays a commitment fee on the unused portion of the revolving credit facility.  Initially, the senior term credit facility provides for interest at rates based on the agent bank’s prime rate plus a margin of 3.5%, or if elected by the Company based on LIBOR plus a margin of 5%.  Unless and until the principal balance on the senior term credit facility is equal to or less than $40 million, the applicable margins will increase by .5% per quarter, beginning July 1, 2004. Once the principal balance is $40 million or less, the prime rate margin will be fixed at 2.5%, and the LIBOR margin will be fixed at 4%.  Interest and fees are payable at least quarterly.  The effective annual interest rate on the combined credit facility, including bank fees and amortization of debt issue costs, for the six months ended June 30, 2004 was 4.5%.

The amount of funds available to the Company under the revolving credit facility is the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit.  The borrowing base, which is based on the discounted present value of future net revenues from oil and gas production, is subject to redetermination at any time, but at least semi-annually in May and November, and is made at the discretion of the banks.  At June 30, 2004, the borrowing base was $180 million, with no monthly commitment reductions.  After allowing for outstanding letters of credit totaling $4.3 million, the Company had $13.3 million available under the revolving credit facility at June 30, 2004.

Principal under the senior term note is due at maturity; however, mandatory prepayments are required when the Company raises funds from capital markets transactions or sales of assets.  Prepayments that reduce the principal balance on the senior term note below $40 million are subject to a 1% prepayment penalty.

The loan agreements applicable to the respective credit facilities contain financial covenants that are computed quarterly.  The working capital covenant requires the Company to maintain a ratio of current assets to current liabilities of at least 1 to 1.  Other financial covenants under the credit facilities require the Company to maintain a ratio of indebtedness to cash flow of no more than 3 to 1, and a ratio of reserve value to indebtedness of at least 1.5 to 1.  The computations of current assets, current liabilities, cash flow, indebtedness and reserve value are defined in the respective loan agreements.  The Company was in compliance with all financial and non-financial covenants at June 30, 2004.

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

6.                                    Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	June 30, 2004	December 31, 2003
	(In thousands)

Abandonment obligations	$17,698	$8,849
Production payment	783	735
Other	217	—

	$18,698	$9,584

Abandonment Obligations

Abandonment obligations as of June 30, 2004 and December 31, 2003 represent the present value of the Company’s estimated abandonment obligations under Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”).  Changes in abandonment obligations during the six months ended June 30, 2004 consist primarily of the assumption of $8.4 million of abandonment obligations related to the acquisition of SWR and $440,000 of accretion expense.

Production Payment

In connection with the acquisition of properties in the Romere Pass Unit in Plaquemines Parish, Louisiana in 2002, the Company granted to the seller a $1 million after-payout production payment.  After the Company has recouped $21 million, plus certain developmental drilling costs, and interest on the combined amounts at an annual rate of 12%, the Company will pay to the seller 5% of its net proceeds from production until the $1 million production payment is satisfied.

7.                                      Sale of Common Stock

In May 2004, the Company sold 1,380,869 shares of its common stock to certain institutional investors at a price of $23.00 per share in a private placement that raised approximately $31.8 million in gross proceeds.  After the payment of typical transaction expenses, net proceeds of approximately $30 million were used to repay a portion of the bank indebtedness incurred to finance the acquisition of SWR (see Note 4).

8.                          Compensation Plans

Executive Stock Compensation Plan

The Company has reserved 500,000 shares of common stock for issuance under the Executive Incentive Stock Compensation Plan, permitting the Company, at its discretion, to pay all or part of selected executives’ salaries in shares of common stock in lieu of cash.  During the six months ended June 30, 2004, the Company issued 7,849 shares of common stock to Mr. Williams in lieu of net cash compensation aggregating $229,000, which is included in general and administrative expenses in the accompanying consolidated financial statements.  Subsequent to June 30, 2004, the Company issued an additional 1,687 shares to Mr. Williams in lieu of cash compensation aggregating $39,000.

Stock-Based Compensation

The Company accounts for stock-based compensation utilizing the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.  The following pro forma information, as required by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), presents net income and earnings per share information as if the stock options issued since December 31, 1994 were accounted for using the fair value method.  The fair value of stock options issued for each year was estimated at the date of grant using the Black-Scholes option pricing model.  No options were granted during the six months ended June 30, 2004; however, in July 2004, Mr. Williams was granted options to purchase 300,000 shares of common stock at a price of $26.06, which was the market value at the date of grant.

The SFAS 123 pro forma information for the six months ended June 30, 2004 and 2003 is as follows:

	Six Months Ended June 30,
	2004	2003
	(In thousands, except per share)

Net income, as reported	$7,682	$22,639
Add: Stock-based employee compensation expense (credit) included in net income, net of tax	(133)	225
Deduct: Stock-based employee compensation expense determined under fair value based method (SFAS 123), net of tax	—	(318)
Net income, pro forma	$7,549	$22,546

Basic:
Net income per common share, as reported	$.80	$2.43
Net income per common share, pro forma	$.78	$2.42

Diluted:
Net income per common share, as reported	$.77	$2.40
Net income per common share, pro forma	$.76	$2.39

In accordance with the issuance of Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”) to APB 25 effective July 2000, the Company changed the classification of 233,141 stock options repriced by the Company in April 1999 from fixed stock options to variable stock options.  The Company is required to recognize compensation expense on the repriced options to the extent that the quoted market value of the Company’s common stock at the end of each period exceeds the amended option price ($5.50 per share), except that options vested as of July 1, 2000 must recognize compensation expense only to the extent that the quoted market value exceeds the market value on July 1, 2000 ($31.94 per share).  The closing market price of the Company’s common stock at June 30, 2004 was $23.90.  Accordingly, general and administrative expenses for the six months ended June 30, 2004 and 2003 included a non-cash credit of $205,000 and a non-cash charge of $347,000, respectively, related to stock-based employee compensation.  As the repriced options are exercised, the cumulative amount of accrued compensation expense will be credited to additional paid-in capital.  Since this provision is based on changes in the quoted market value of the Company’s common stock, the Company’s future results of operations may be subject to significant volatility.

After-Payout Working Interest Incentive Plans

In September 2002, the Compensation Committee of the Board of Directors adopted an incentive plan for officers, key employees and consultants, excluding Mr. Williams, who promote the Company’s drilling and acquisition programs.  Management’s objective in adopting this plan is to further align the interests of the participants with those of the Company by granting the participants an after-payout working interest in the production developed, directly or indirectly, by the participants.  The plan provides for the creation of a series of limited partnerships to which the Company, as general partner, contributes a portion of its working interest in wells drilled within certain areas, and the key employee and consultants, as limited partners, contribute cash.  The Company pays all costs and receives all revenues until payout of its costs, plus interest.  At payout, the limited partners receive 99% of all subsequent revenues and pay 99% of all subsequent expenses attributable to the partnerships’ interests.

From 3% to 5% of the Company’s working interests in substantially all wells drilled by the Company subsequent to October 2002 are subject to this arrangement.  The Company consolidates its proportionate share of partnership assets, liabilities, revenues, expenses and oil and gas reserves in its consolidated financial statements.  In April 2004, one of the partnerships achieved payout, and the Company’s interest in the partnership was reduced to 1%.  Aggregate cash distributions of $188,000 were paid to the limited partners during the quarter ended June 30, 2004.

9.                                      Derivatives

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

In connection with the new credit facilities discussed in Note 5, the banks have required the Company to hedge at least 60% of its expected production through 2005.

The following summarizes information concerning the Company’s net positions in open commodity derivatives applicable to periods subsequent to June 30, 2004.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps:

	Oil
	Bbls	Price
Production Period:
3rd Quarter 2004	150,000	$31.53
4th Quarter 2004	150,000	$31.53

	300,000

Floors:

	Gas		Oil
	MMBtu (a)	Floor	Bbls	Floor
Production Period:
1st Quarter 2005	1,800,000	$4.50	117,000	$28.00
2nd Quarter 2005	1,820,000	$4.50	118,300	$28.00
3rd Quarter 2005	1,840,000	$4.50	119,600	$28.00
4th Quarter 2005	1,840,000	$4.50	119,600	$28.00

	7,300,000		474,500

Collars:

	Gas			Oil
	MMBtu (a)	Floor	Ceiling	Bbls	Floor	Ceiling
Production Period:
3rd Quarter 2004	2,220,000	$4.20	$5.28	179,000	$23.00	$25.46
3rd Quarter 2004	718,000	$4.00	$5.24
4th Quarter 2004	690,000	$4.20	$5.28	175,000	$23.00	$25.46
4th Quarter 2004	685,000	$4.00	$5.24
1st Quarter 2005	649,000	$4.00	$5.23	170,000	$23.00	$25.41
2nd Quarter 2005	630,000	$4.00	$5.23	168,000	$23.00	$25.41
3rd Quarter 2005	607,000	$4.00	$5.23	165,000	$23.00	$25.41
4th Quarter 2005	588,000	$4.00	$5.23	162,000	$23.00	$25.41
2006	2,024,000	$4.00	$5.21	613,000	$23.00	$25.32
2007	1,831,000	$4.00	$5.18	562,000	$23.00	$25.20
2008	1,279,000	$4.00	$5.15	392,000	$23.00	$25.07

	11,921,000			2,586,000

(a)                                  One MMBtu equals one Mcf at a Btu factor of 1,000.

Interest Derivatives:

	Principal Balance	Libor Rates
Period:
July 1, 2004 to November 1, 2004	$65,000,000	1.68%
November 1, 2004 to November 1, 2005	$60,000,000	2.97%
November 1, 2005 to November 1, 2006	$55,000,000	4.29%
November 1, 2006 to November 1, 2007	$50,000,000	5.19%
November 1, 2007 to November 1, 2008	$45,000,000	5.73%

Accounting For Derivatives

The Company accounts for its derivatives in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as

amended.  The Company did not designate any of its currently open commodity or interest rate derivatives as cash flow hedges; therefore, all changes in the fair value of these contracts prior to maturity, plus any realized gains or losses at maturity, are recorded as other income (expense) in the Company’s statements of operations.

10.                               Financial Instruments

Cash and cash equivalents, receivables, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments.  Indebtedness under the secured bank credit facility was estimated to have a fair value approximating the carrying amount since the stated interest rate is generally market sensitive.  Abandonment obligations are carried at net present value which approximates their fair value since the discount rate is based on the Company’s credit-adjusted, risk-free rate.  Vendor finance and production payment obligations, in the aggregate, have an estimated fair value of $6.3 million based on the net present value of future cash outflows and using assumptions for timing of payments and discount rates that the Company considers appropriate.

The fair values of derivatives are equal to their associated carrying values.  Commodity derivatives were a $35.4 million liability at June 30, 2004 and a $2.2 million liability at December 31, 2003.  Interest rate derivatives were a $581,000 liability at June 30, 2004.  The Company assumed a $33.3 million liability on derivatives at the acquisition date of SWR (see Note 4).

11.                               Income Taxes

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities.  Significant components of net deferred tax assets at June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2004	December 31, 2003
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$9,312	$6,915
Net operating loss carryforwards acquired in SWR merger	12,557	—
Accrued stock-based compensation	256	335
Fair value of derivatives	12,596	783
Credits related to alternative minimum tax	343	343
Depletion carryforwards	2,249	—
Other	4,462	1,419
	41,775	9,795
Deferred tax liabilities:
Property and equipment	(88,408)	(17,058)
Valuation allowance on SWR net operating loss carryforwards	(12,557)	—
	(100,965)	(17,058)

Net deferred tax assets (liabilities)	$(59,190)	$(7,263)

Components of net deferred tax assets (liabilities):
Current assets	$582	$1,241
Non-current liabilities	(59,772)	(8,504)
	$(59,190)	$(7,263)

For the six months ended June 30, 2004 and 2003, the Company’s effective income tax rates were different than the statutory federal income tax rates for the following reasons:

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Income tax expense at statutory rate of 35%	$4,080	$11,542
Tax depletion in excess of basis	(105)	(105)
Revision of previous tax estimates	—	(29)
Change in valuation allowance	—	(871)
Other	—	7
Income tax expense	$3,975	$10,544

Current	$—	$422
Deferred	3,975	10,122
Income tax expense	$3,975	$10,544

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

In connection with the SWR merger, the Company acquired $35.9 million of tax loss carryforwards that are subject to Section 382 limitations from a prior change in control that occurred in April 2002 and from the change in control that occurred in connection with the Company’s acquisition of SWR in May 2004.  Although the Company is currently reviewing these events to determine if any of these tax loss carryforwards are available to offset future income taxes of the Company, significant uncertainties exist as to the likelihood that that these tax loss carryforwards will be utilized.  Therefore, the Company has provided a valuation allowance for 100% of the deferred tax asset related to these tax loss carryforwards.

At June 30, 2004, the Company’s cumulative tax loss carryforwards (excluding the loss carryforwards acquired from SWR) were approximately $26.6 million.  Based upon current commodity prices and production volumes, as well as the availability of tax planning strategies (such as elective capitalization of intangible drilling costs), the Company believes that it is more likely than not that the Company will be able to utilize these tax loss carryforwards before they expire (beginning in 2008).  Accordingly, no valuation allowance exists at June 30, 2004 other than the valuation allowance on SWR’s tax loss carryforwards.  A valuation allowance at March 31, 2003 was reversed during the quarter ended June 30, 2003.

12.                               Stock Repurchase Program

The Company’s stock repurchase program expired in July 2004.  Since its inception in 2001, the Company spent $1.4 million to repurchase for cancellation 115,100 shares of common stock, none of which were repurchased in 2003 or 2004.

13.                               Investment

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

Finding quality domestic oil and gas reserves through exploration is a significant challenge and involves a high degree of risk.  During the past two years, we have had limited drilling successes and have not found sufficient reserves to replace our production.  We must reverse this trend in order to prevent further liquidation of our proved reserves.  Although our exploration success during the first half of 2004 has been limited, we acquired approximately 180 Bcfe of proved reserves in a merger during the second quarter of 2004.

Key Factors to Consider

The following summarizes the key factors considered by management in the review of our financial condition and operating performance for the second quarter of 2004 and the outlook for the remainder of 2004.

•       In May 2004, we completed the acquisition of Southwest Royalties, Inc. (“SWR”).

•       We were unsuccessful in our attempts to complete the State Lease 17378 #1 (Fleur) below 18,000 feet and recorded a $10.7 million pre-tax charge during the second quarter of 2004.

•       We successfully completed two exploratory wells on our Tiger Pass prospect that are currently producing.

•       We experienced mechanical difficulties on our Weyerhaeuser #1 well in the Black Warrior Basin of Mississippi and are currently redrilling a portion of the well.

•       Exploration costs related to abandonments and impairments totaled $13.5 million for the second quarter of 2004, most of which was related to the State Lease 17378 #1 (Fleur).

•       We currently plan to spend $101.2 million in 2004 on exploration and development activities, of which approximately 85% relates to exploratory prospects.  Most of these planned activities are in areas where we had limited success in the past three years.  Since past results are not necessarily indicative of future results, we cannot predict our drilling success in the remainder of 2004 or beyond.  If we do not achieve a sustained improvement in the results of future exploratory drilling, our future results of operations and financial condition could be adversely affected.

•       Production on an Mcfe basis dropped 26% from the second quarter of 2003 to the second quarter of 2004.  Without giving effect to the acquisition of SWR, production for 2004 would have been approximately 30% less than 2003.  However, the SWR acquisition is expected to increase production sufficient to match or exceed 2003 production levels for the remainder of 2004.

Acquisition of Southwest Royalties, Inc.

On May 21, 2004, we acquired all the outstanding common stock of SWR through a merger.  Prior to the acquisition, SWR was a privately-held, Midland-based energy company engaged in oil and gas exploration, production, development and acquisition activities in the United States.  Most of SWR’s properties are located in the Permian Basin of west Texas and southeastern New Mexico.  SWR owns interests in more than 6,000 oil and gas wells, and is the operator of approximately 1,400 of these wells.  We estimate that the SWR acquisition added approximately 180 Bcfe to our proved oil and gas reserves on the effective date of the acquisition.

In connection with the acquisition, we paid $57.1 million to holders of SWR common stock and common stock warrants ($45.01 per share) and assumed and refinanced approximately $113.9 million of SWR bank debt at closing.  In addition, we incurred approximately $9 million of merger-related costs, including (i) the assumption of SWR’s obligations to its officers and employees pursuant to change of control arrangements and (ii) investment banking, legal, accounting and other direct transaction costs related to the acquisition.

Recent Exploration Activities

South Louisiana

The following table sets forth certain information about our exploratory well activities in south Louisiana subsequent to December 31, 2003.

Spud Date	Well Name (Prospect)	Working Interest	Current Status

September 2003	OCS – G – 21142 #4 (Nonoperated)	10%	Productive
October 2003	State Lease 17378 #1 (Fleur)	75%	Completed
December 2003	Allen Gautreaux #1 (King)	100%	Productive
December 2003	OCS – G – 21142 #5 (Nonoperated)	10%	Waiting on production facilities
February 2004	Louisiana Fruit Co. #1 (Tiger Pass)	100%	Productive
February 2004	Mervine Jankower #1 (Helen Gayle)	100%	Shut in
March 2004	Louisiana Fruit Co. #2 (Tiger Pass)	100%	Productive
March 2004	State Lease 17341 #1 (Brandi)	100%	Dry
March 2004	State Lease 17057 #1 (Nonoperated)	13%	Dry
May 2004	State Lease 17376 #1 (Fleur) (a)	75%	In progress

(a)                                  This well is classified as a developmental well based on data obtained in drilling the State Lease 17378 #1 (Fleur).

We were unsuccessful in our attempts to complete the State Lease 17378 #1 (Fleur) below 18,000 feet and have completed the well in a middle Miocene sand at 14,300 feet.  While attempting to abandon the lower zone and complete in the shallower zone, we encountered operational difficulties, and as a result, incurred approximately $2.1 million more in abandonment costs than originally expected.  We recorded a $10.7 million pre-tax charge, net to our 75% working interest, during the second quarter of 2004 related to the abandonment of the deeper zone.

Completion operations on the State Lease 17376 #1 should begin in late August 2004.  This is the second well on the Fleur prospect drilled to test several sands in the middle Miocene formation at vertical depths ranging from 13,100 feet to 14,900 feet.  We own a 75% working interest in this well and have incurred drilling costs to date totaling $3.5 million.

We successfully completed two exploratory wells on our Tiger Pass prospect in Plaquemines Parish with a combined current production rate of 1,444 gross (1,069 net) barrels of oil and 2,004 gross (1,483 net) MMcf of gas per day.

Black Warrior Basin

We reached total depth of 16,700 feet on our Weyerhaeuser #1, an exploratory well in Webster County, Mississippi.  While preparing to log the Stones River formation, we encountered mechanical problems, resulting in the loss of a portion of the well bore below 11,190 feet.  The well had gas shows with indicated porosity in the Stones River formation, but we were unable to obtain a log.  We have sidetracked the well at a vertical depth of 11,265 feet and will redrill approximately 5,400 feet to penetrate the target formation.  We currently anticipate this activity to be completed in September 2004.  We own 99.9% of the working interest in this well and have incurred drilling costs to date of approximately $6.8 million.

Supplemental Information

The following unaudited information is intended to supplement the consolidated financial statements included in this Form 10-Q with data that is not readily available from those statements.  The operating results for SWR include only a 40-day period from May 21, 2004 through June 30, 2004.

	Three Months Ended June 30,
	2004	2003
Oil and Gas Production Data:
Gas (MMcf)	4,105	7,026
Oil (MBbls)	465	392
Natural gas liquids (MBbls)	35	42
Total (MMcfe)	7,105	9,630

Average Realized Prices:
Gas ($/Mcf):
Before hedging losses	$5.68	$5.38
Hedging losses (1)	—	(.81)
Net realized price	$5.68	$4.57
Oil ($/Bbl):
Before hedging losses	$37.04	$28.25
Hedging losses (1)	—	(2.34)
Net realized price	$37.04	$25.91

Natural gas liquids ($/Bbl):	$22.34	$18.81

Average Daily Production:
Natural Gas (Mcf):
Austin Chalk (Trend)	3,110	3,686
Cotton Valley Reef Complex	23,295	48,836
Louisiana	9,898	20,241
New Mexico/West Texas	2,000	1,823
SWR (2)	5,505	—
Other	1,302	2,623
Total	45,110	77,209
Oil (Bbls):
Austin Chalk (Trend)	2,242	2,819
Louisiana	693	634
New Mexico/West Texas	878	781
SWR(2)	1,231	—
Other	66	74
Total	5,110	4,308
Natural Gas Liquids (Bbls):
Austin Chalk (Trend)	136	145
New Mexico/West Texas	83	167
Louisiana	166	150
Total	385	462

Exploration Costs (in thousands):
Abandonment and impairment costs:
South Louisiana	$12,200	$1,700
Cotton Valley Reef Complex	—	6,200
Nevada, Arizona, California and Utah	1,100	—
Other	200	1,000
Total	13,500	8,900

Seismic and other	1,800	1,600
Total exploration costs	$15,300	$10,500

Oil and Gas Costs ($/Mcfe Produced):
Production costs	$1.15	$.69
Oil and gas depletion	$1.19	$1.05

Net Wells Drilled (3):
Exploratory Wells	2.5	1.3
Developmental Wells	1.7	2.9

	Six Months Ended June 30,
	2004	2003
Oil and Gas Production Data:
Gas (MMcf)	8,282	13,922
Oil (MBbls)	840	765
Natural gas liquids (MBbls)	104	91
Total (MMcfe)	13,946	19,058

Average Realized Prices:
Gas ($/Mcf):
Before hedging losses	$5.42	$5.81
Hedging losses (1)	—	(.90)
Net realized price	$5.42	$4.91
Oil ($/Bbl):
Before hedging losses	$35.67	$30.42
Hedging losses (1)	—	(2.96)
Net realized price	$35.67	$27.46

Natural gas liquids ($/Bbl):	$23.82	$22.03

Average Daily Production:
Natural Gas (Mcf):
Austin Chalk (Trend)	3,386	3,947
Cotton Valley Reef Complex	25,707	50,111
Louisiana	10,319	18,873
New Mexico/West Texas	1,917	1,761
SWR (2)	2,753	—
Other	1,423	2,225
Total	45,505	76,917
Oil (Bbls):
Austin Chalk (Trend)	2,318	2,819
Louisiana	716	627
New Mexico/West Texas	909	718
SWR (2)	615	—
Other	57	63
Total	4,615	4,227
Natural Gas Liquids (Bbls):
Austin Chalk (Trend)	252	201
New Mexico/West Texas	135	152
Louisiana	184	150
Total	571	503

Exploration Costs (in thousands):
Abandonment and impairment costs:
South Louisiana	$15,800	$4,800
Cotton Valley Reef Complex	—	7,200
Nevada, Arizona, California and Utah	1,600	300
Other	700	1,100
Total	18,100	13,400

Seismic and other	3,700	4,000
Total exploration costs	$21,800	$17,400

Oil and Gas Costs ($/Mcfe Produced):
Production costs	$1.08	$.75
Oil and gas depletion	$1.17	$1.07

Net Wells Drilled (3):
Exploratory Wells	4.6	5.5
Developmental Wells	7.2	3.0

(1)       The Company did not designate any of its 2004 derivatives as cash flow hedges under Statement of Financial Accounting Standards No. 133, as amended.  All changes in the fair value of these contracts prior to maturity, plus any realized gains or losses at maturity, are recorded as other income/expense in the Company’s statements of operations and are excluded from the computation of average realized prices from oil and gas sales.

(2)       Average daily production for SWR during the second quarter amounted to 12,525 Mcf of gas production and 2,800 barrels of oil production based on the 40-day period.

(3)       Excludes wells being drilled or completed at the end of each period.

Operating Results – Three-Month Periods

The following discussion compares our results for the three months ended June 30, 2004 to the comparative period in 2003.  Unless otherwise indicated, references to 2004 and 2003 within this section refer to the respective quarterly period.

Oil and gas operating results

Oil and gas sales in 2004 decreased 4% from 2003 due primarily to a 26% decline in oil and gas production on an Mcfe basis, offset in part by higher product prices.  The production variance accounted for an $11.7 million decrease in oil and gas sales, while the price variance accounted for a $9.8 million increase, resulting in a net decrease of $1.9 million.

Gas production in 2004 declined 42% as compared to 2003, continuing its downward trend since reaching a peak during the second quarter of 2003.  Oil production, on the other hand, increased 19% primarily as a result of the acquisition of SWR during 2004, offset in part by the continued decline of oil production from existing wells in the Austin Chalk (Trend).

Overall, product prices continue to be strong.  Our realized oil price in 2004 increased 43% from 2003, while our realized gas price increased 24%.  The 2003 prices include $6.6 million of realized losses from hedging activities.  Realized losses of $2.8 million on commodity hedges for 2004 are included in other income/expense as a component of change in fair value of derivatives since the hedges were not designated as cash flow hedges under SFAS 133.

Looking forward, we currently estimate that our oil and gas production on an Mcfe basis for the remainder of 2004 will remain relatively constant compared to the same period in 2003 due primarily to the added production from the acquisition of SWR.

Oil and gas production costs increased 22% in 2004 as compared to 2003 due to a combination of higher operating costs and higher production taxes.  The increase in operating costs was primarily due to the added expense related to properties acquired in connection with the SWR merger.  The increase in production taxes was attributable to the effects of higher oil and gas prices.  The combined effects of higher production costs and a 26% decline in production levels resulted in a 67% increase in production costs per Mcfe.  Higher production taxes resulting from higher product prices, combined with operating costs attributable to the SWR properties, will likely continue to contribute to higher production costs through the remainder of 2004.

Depreciation, depletion, and amortization (“DD&A”) expense in 2004 decreased 14% as compared to 2003 due primarily to a 26% decline in oil and gas production on an Mcfe basis.  DD&A expense per Mcfe produced increased 13% from 2003 to 2004.  We currently estimate that our DD&A expense per Mcfe produced for the remainder of 2004 could be between 15% and 25% higher than the same periods in 2003.

General and administrative (“G&A”) expenses, excluding non-cash stock-based employee compensation, increased 11% in 2004 as compared to 2003 due primarily to higher personnel costs, professional fees and insurance costs, including the acquisition of SWR in May 2004.  G&A expenses for 2004 include a non-cash credit (reduction of expense) of $782,000 for stock-based employee compensation required by Financial Accounting Standards Board Interpretation No. 44.  A $416,000 charge was required for the 2003 period.  Since the amount of this non-cash provision or credit is based on the quoted market value of our common stock, the future results of our operations may be subject to significant volatility based on changes in the market price of our common stock.

Exploration costs

Since we follow the successful efforts method of accounting, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2004, we charged to expense $15.3 million of exploration costs, as compared to $10.5 million in 2003.  Most of these costs were incurred in south Louisiana.

We plan to spend approximately $101.2 million on exploration and development activities in 2004 primarily in the same core exploration areas as in 2003.  Since exploratory drilling involves a high degree of risk, it is likely that a significant portion of the remaining costs in 2004 will be charged to exploration costs. However, we cannot predict our success rates and, accordingly, cannot predict our exploration costs related to abandonment and impairment costs.

Interest Expense and Other

Interest expense increased 63% from $861,000 in 2003 to $1.4 million in 2004 due primarily to higher average levels of indebtedness under the credit facilities and to higher effective interest rates.  The average daily principal balance outstanding under the credit facilities for 2004 was $123.6 million compared to $81.2 million in 2003.  The increased borrowings were primarily a result of the acquisition of SWR in May of 2004.  The effective annual interest rate on bank debt, including bank fees and interest rate derivatives, during 2004 was 4.8% compared to 5.3% in 2003.  The full effect of the increased borrowings will be reflected in interest expense beginning in the third quarter of 2004.

Other income/expense for 2004 included a $309,000 loss associated with the change in fair value of derivative contracts as compared to a $2.7 million loss in 2003.  In both periods, we held commodity derivatives that were not designated as cash flow hedges under applicable accounting standards.  Changes in the fair value of these derivatives are based on the underlying commodity prices and resulted in a $2.4 million variance in other income/expense between the two quarters.

Operating Results – Six-Month Periods

The following discussion compares our results for the six months ended June 30, 2004 to the comparative period in 2003.  Unless otherwise indicated, references to 2004 and 2003 within this section refer to the respective six-month period.

Oil and gas operating results

Oil and gas sales in 2004 decreased 15% from 2003 due primarily to a 27% decline in oil and gas production on an Mcfe basis, offset in part by higher product prices.  The production variance accounted for a $25.6 million decrease in oil and gas sales, while the price variance accounted for a $11.3 million increase, resulting in a net decrease of $14.3 million.

Gas production in 2004 declined 41% as compared to 2003, continuing its downward trend since reaching a peak during the second quarter of 2003.  Oil production, on the other hand, increased 10% as a result of the acquisition of SWR during 2004, offset in part by the continued decline of oil production from existing wells in the Austin Chalk (Trend).

Overall, product prices continue to be strong.  Our realized oil price in 2004 increased 30% from 2003, while our realized gas price increased 10%.  The 2003 prices include $14.8 million of realized losses from hedging activities.  Realized losses of $3 million on commodity hedges for 2004 are included in other income/expense as a component of change in fair value of derivatives since the hedges were not designated as cash flow hedges under SFAS 133.

Looking forward, we currently estimate that our oil and gas production on an Mcfe basis for the remainder of 2004 will remain relatively constant compared to the same period in 2003 due primarily to the added production from the acquisition of SWR.

Oil and gas production costs increased 6% in 2004 as compared to 2003 due to a combination of higher production taxes, and to a lesser extent, higher operating costs.  The increase in production taxes was primarily attributable to the effects of higher oil and gas prices.  The increase in operating costs was due largely to the added expense related to properties acquired in connection with the SWR merger.  The combined effects of higher production costs and a 27% decline in production levels resulted in a 45% increase in production costs per Mcfe.  Higher production taxes resulting from higher product prices, combined with operating costs attributable to the SWR properties, will likely continue to contribute to higher production costs through the remainder of 2004.

DD&A expense in 2004 decreased 16% as compared to 2003 due primarily to a 27% decline in oil and gas production on an Mcfe basis.  DD&A expense per Mcfe produced increased 9% from 2003 to 2004.  We currently estimate that our DD&A expense per Mcfe produced for the remainder of 2004 could be between 15% and 25% higher than the same periods in 2003.

G&A expenses, excluding non-cash stock-based employee compensation,  increased 26% in 2004 as compared to 2003 due primarily to higher personnel costs, professional fees and insurance costs, including the acquisition of SWR in May 2004.  G&A expenses for 2004 include a non-cash credit (reduction of expense) of $205,000 for stock-based employee compensation required by Financial Accounting Standards Board Interpretation No. 44.  A $347,000 charge was required for the 2003 period.  Since the amount of this non-cash provision or credit is based on the quoted market value of our common stock, the future results of our operations may be subject to significant volatility.

Exploration costs

Since we follow the successful efforts method of accounting, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2004, we charged to expense $21.8 million of exploration costs, as compared to $17.4 million in 2003.  Most of these costs were incurred in south Louisiana.

We plan to spend approximately $101.2 million on exploration and development activities in 2004 primarily in the same core exploration areas as in 2003.  Since exploratory drilling involves a high degree of risk, it is likely that a significant portion of the remaining costs in 2004 will be charged to exploration costs in 2004.  However, we cannot predict our success rates and, accordingly, cannot predict our exploration costs related to abandonment and impairment costs.

Interest Expense and Other

Interest expense remained constant at $1.9 million for the two periods.  Higher interest costs attributable to vendor finance interest and interest expense paid by SWR on the 10.5% Senior Notes (which were fully redeemed in July 2004) was substantially offset by lower interest expense on the credit facilities.  The average daily principal balance outstanding under the credit facilities for 2004 was $86.8 million compared to $87.8 million in the 2003 period. The effective annual interest rate on bank debt, including bank fees and interest rate derivatives was 5.2% in 2003 compared to 4.5% in 2004.

Other income/expense for 2004 included a $3.4 loss associated with the change in fair value of derivative contracts as compared to a $742,000 gain in 2003.  In both periods, we held commodity derivatives that were not designated as cash flow hedges under applicable accounting standards.  Changes in the fair value of these derivatives are based on the underlying commodity prices and resulted in a $4.1 million variance in other income/expense between the two periods.

Liquidity and Capital Resources

Overview

Our primary financial resource is our base of oil and gas reserves.  We pledge our producing oil and gas properties to secure a line of credit, called a revolving credit facility, with a group of banks.  The banks establish a borrowing base by making an estimate of the collateral value of our oil and gas properties.  We borrow funds on the revolving credit facility as needed to supplement our operating cash flow as a financing source for our capital expenditure program.  Our ability to fund our capital expenditure program is dependent upon the level of product prices and the success of our exploration program in replacing our existing oil and gas reserves.  If product prices decrease, our operating cash flow may decrease and the banks may require additional collateral or reduce our borrowing base, thus reducing funds available to fund our capital expenditure program.  The effects of product prices on cash flow can be mitigated through the use of commodity derivatives.  If we are unable to replace our oil and gas reserves through our exploration program, we may also suffer a reduction in our operating cash flow and access to funds under the revolving credit facility.  Under extreme circumstances, product price reductions or exploration drilling failures could allow the banks to seek to foreclose on our oil and gas properties, thereby threatening our financial viability.

In this section, we will describe our current plans for capital spending, identify the capital resources available to finance our capital spending, and discuss the principal factors that can affect our liquidity and capital resources.

Capital Expenditures

Our total planned expenditures for exploration and development activities during 2004, excluding the SWR acquisition, are $101.2 million as summarized by area in the following table.

	Actual Expenditures Six Months Ended June 30, 2004	Total Planned Expenditures Year Ended December 31, 2004	Percentage of Total
	(In thousands)

South Louisiana	$41,900	$59,600	59%
Mississippi	9,000	18,200	18%
New Mexico/West Texas	3,300	4,600	4%
Cotton Valley Reef Complex	1,000	3,700	4%
SWR – West Texas	600	11,300	11%
Other	2,300	3,800	4%
	$58,100	$101,200	100%

Our actual expenditures during 2004 may be substantially higher or lower than these estimates since our plans for exploration and development activities may change during the year.  Other factors, such as prevailing product prices and the availability of capital resources, could also increase or decrease the ultimate level of expenditures during 2004.  Most of the cash needed to finance these expenditure will be provided by operating activities.

Approximately 85% of the planned expenditures relate to exploratory prospects.  Exploratory prospects involve a higher degree of risk than developmental prospects.  To offset the higher risk, we generally strive to achieve a higher reserve potential and rate of return on investments in exploratory prospects.  We do not attempt to forecast our success rate on exploratory drilling.  Accordingly, these current estimates do not include costs we may incur to complete any future successful exploratory wells and construct the required production facilities for these wells.  Also, we are actively searching for other opportunities to increase our oil and gas reserves, including the evaluation of new prospects for exploratory and developmental drilling activities and potential acquisitions of proved oil and gas properties.

We are currently evaluating up to 200 gross (100 net) well locations on leasehold acreage obtained through the SWR acquisition that may be suitable for conducting lower-risk developmental drilling activities.  We believe that pursuing developmental activities at these locations will complement our efforts to obtain oil and gas reserves through higher-risk exploration activities.  We currently anticipate that our expenditures in 2005 will be more balanced between exploration and development activities.  We may also decide to selectively divest properties acquired through the Southwest acquisition that are outside of our strategic focus.

Cash Flow Provided by Operating Activities

Substantially all of our cash flow from operating activities is derived from the production of our oil and gas reserves.  We use this cash flow to fund our on-going exploration and development activities in search of new oil and gas reserves.  Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Cash flow provided by operating activities for the six months ended June 30, 2004 was 29% lower than the same period in 2003.  The drivers that caused most of this variation are oil and gas production volumes, oil and gas prices, and costs of seismic data and interpretation.  Our primary source of cash from operating activities is our oil and gas sales, net of production costs.  For the reasons mentioned in our previous discussion about changes in oil and gas sales and production costs, our cash flow provided by operating activities is subject to material variation from changes in oil and gas production levels and product prices.  Seismic costs, which are costs incurred to generate, purchase, and interpret seismic data used to identify potential prospects for exploratory drilling, is considered to be part of our exploration and development activities. The timing and extent of seismic costs can vary significantly based on the level of our exploration activity which can vary depending on the prospects and opportunities available to us at the time.  Under the successful efforts method of accounting, seismic costs are required to be expensed as incurred, causing these costs to be reported as a reduction in cash flow provided by operating activities instead of an investing activity.  Accordingly, cash flow from operating activities is also subject to variation as seismic costs are incurred.

Credit Facilities

A group of banks have provided us with a revolving credit facility which we rely on for both our short-term liquidity (working capital) and our long-term financing needs.  The funds available to us at any time under this revolving credit facility are limited to the amount of the borrowing base established by the banks.  As long as we have sufficient availability under this credit facility to meet our obligations as they come due, we will have sufficient liquidity and will be able to fund any short-term working capital deficit.

In connection with the acquisition of SWR, we entered into new credit facilities with the banks that provided for an $85 million increase in borrowing capacity under the revolving credit facility and established a new $75 million senior term credit facility.  Immediately prior to the SWR acquisition, we had $40.7 million of availability under the revolving credit facility, after allowing for $4.3 million of outstanding letters of credit.  At June 30, 2004, our availability had decreased to $13.3 million.  This $27.4 million reduction in availability was the result of increased borrowings to partially finance the SWR acquisition and other capital expenditures.  Of the $180 million of funds needed to finance the purchase of SWR, $30 million was provided through a private placement of common stock, $50 million (net of repayments) was borrowed under the senior term credit facility, and $100 million was obtained from the revolving credit facility.  Giving effect to the $85 million increase in the borrowing base, this purchase transaction accounted for $15 million of the reduction in availability on the revolving credit facility.  The remaining $12 million of reduction in availability during the six months ended June 30, 2004 resulted primarily from cash expenditures for property and equipment of $66.1 million and debt issue costs of $4.2 million, net of cash flow provided by operating activities of $49.4 million and the use of cash on hand of $8.7 million.  Our consolidated cash balances increased $3.5 million during the period despite the use of cash for capital expenditures due primarily to the acquisition of $12.3 million of cash from SWR.

Using the credit facility for both our short-term liquidity and long-term financing needs can cause unusual fluctuations in our reported working capital, depending on the timing of cash receipts and expenditures.  On a daily basis, we use most of our available cash to pay down our outstanding balance on the revolving credit facility, which is classified as a non-current liability since we currently have no required principal reductions.  As we use cash to pay a non-current liability, our reported working capital decreases.  Conversely, as we draw on the revolving credit facility for funds to pay current liabilities (such as payables for drilling and operating costs), our reported working capital increases.  Also, volatility in oil and gas prices can cause significant fluctuations in reported working capital as we record changes in the fair value of derivatives from period to period.  For these reasons, the working capital covenant related to the revolving credit facility requires us to (i) include the amount of funds available under this facility as a current asset, (ii) exclude current assets and liabilities related to the fair value of derivatives, and (iii) exclude current maturities of vendor finance obligations, when computing the working capital ratio at any balance sheet date.

Working capital computed for loan compliance purposes differs from our working capital in accordance with generally accepted accounting principles (GAAP).  Since compliance with financial covenants is a material requirement under the credit facilities, we consider the loan compliance working capital to be useful as a measure of our liquidity because it includes the funds available to us under the revolving credit facility and is not affected by the volatility in working capital caused by changes in fair value of derivatives.  Our reported working capital deficit increased from $13.1 million at December 31, 2003 to $27.8 million at June 30, 2004 due primarily to an increase in current liabilities related to the fair value of derivatives.  After giving effect to the adjustments, our working capital computed for loan compliance purposes was a positive $5.7 million at June 30, 2004, as compared to a positive $32.3 million at December 31, 2003.  The following table reconciles our GAAP working capital to the working capital computed for loan compliance purposes at June 30, 2004 and December 31, 2003.

	June 30, 2004	December 31, 2003
	(In thousands)

Working capital (deficit) per GAAP	$(27,801)	$(13,119)
Add funds available under the revolving credit facility	13,325	40,725
Exclude fair value of derivatives classified as current assets or current liabilities	15,341	2,233
Exclude current maturities of vendor finance obligations	4,837	2,453
Working capital per loan covenant	$5,702	$32,292

The acquisition of SWR significantly increased our indebtedness and decreased our liquidity.  Our long-term debt (including current maturities) increased from $55.7 million at December 31, 2003 to $227.8 million at June 30, 2004.  As a result, our long-term debt as a percentage of total capitalization (debt plus stockholders’ equity) increased from 36% to 62%.  This additional leverage is expected to increase our cost of capital initially by approximately 150 basis points due primarily to a higher rate of interest on the senior term credit facility and the amortization of debt issue costs incurred in connection with the new credit facilities.  This rate may increase in future periods since the $50 million senior term credit facility requires an increase of 50 basis points per quarter until the balance is reduced to $40 million or less through a capital markets transaction.

Since we rely on the credit facilities for both short-term liquidity and long-term financing needs, it is important that we comply in all material respects with the applicable loan agreements, including financial covenants that are computed quarterly.  The working capital covenant requires us to maintain positive working capital using the computations described above.  Other financial covenants under the credit facilities require us to maintain a ratio of indebtedness to cash flow, as each is determined in accordance with the applicable credit facility, of no more than 3 to 1, and a ratio of reserve value to indebtedness, as each is determined in accordance with the applicable credit facility, of at least 1.5 to 1.  While we were in compliance with all financial and non-financial covenants at June 30, 2004, our increased leverage and reduced liquidity may result in our failing to comply with one or more of these covenants in the future.  If we fail to meet any of these loan covenants, we would ask the banks to allow us sufficient time to obtain additional capital resources through alternative means.  If a suitable arrangement could not be reached with the banks, the banks could accelerate the indebtedness and seek to foreclose on the pledged assets.

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

Alternative Capital Resources

Although our base of oil and gas reserves, as collateral for the revolving credit facility, has historically been our primary capital resource, we have in the past, and could in the future, use alternative capital resources, such as asset sales, vendor financing arrangements, and/or public or private issuances of common stock.  We could also issue subordinated debt or preferred stock in a public or a private placement if we choose to raise capital through either of these markets.  While we believe we would be able to obtain funds through one or more of these alternatives, if needed, there can be no assurance that these capital resources would be available on terms acceptable to us.

Contractual Obligations and Contingent commitments

In connection with the acquisition of SWR, we entered into new credit facilities with the banks.  At June 30, 2004, based on the new terms, we are contractually obligated to repay indebtedness of $161 million on the revolving loan in 2007 and $50 million on the senior term loan in 2008.  In addition, we assumed approximately $8.4 million of asset retirement obligations in connection with the SWR acquisition, substantially all of which are expected to mature after 2008.

Item 3 -     Quantitative and Qualitative Disclosure About Market Risks

Our business is impacted by fluctuations in commodity prices and interest rates.  The following discussion is intended to identify the nature of these market risks, describe our strategy for managing such risks, and to quantify the potential affect of market volatility on our financial condition and results of operations.

Oil and Gas Prices

Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control.  These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic.  We cannot predict future oil and gas prices with any degree of certainty.  Sustained weakness in oil and gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that we can produce economically.  Any reduction in reserves, including reductions due to price fluctuations, can reduce the borrowing base under the Credit Facility and adversely affect our liquidity and our ability to obtain capital for our exploration and development activities.  Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Based on December 31, 2003 reserve estimates, we project that a $1.00 drop in the price per Bbl of oil and a $.50 drop in the price per Mcf of gas would reduce our gross revenues for the year ending December 31, 2004 by $10.3 million.

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

Our hedging policy does not require us to hedge a specific percentage of our production unless required under a loan covenant.  We are currently required under the credit facilities to hedge at least 60% of our expected oil and gas production through 2005.  Otherwise, we decide to enter into and terminate hedges based on management’s expectations of future market conditions in an effort to optimize the price we receive for our oil and gas production.  If we terminate a hedge because we anticipate an increase in product prices that we would not realize with the hedge in place, and product prices do not increase as anticipated, we may be exposed to downside risk that would not have existed otherwise.

The following summarizes information concerning the Company’s net positions in open commodity derivatives applicable to periods subsequent to June 30, 2004.

Swaps:

	Oil
	Bbls	Price
Production Period:
3rd Quarter 2004	150,000	$31.53
4th Quarter 2004	150,000	$31.53

	300,000

Floors:

	Gas		Oil
	MMBtu (a)	Floor	Bbls	Floor
Production Period:
1st Quarter 2005	1,800,000	$4.50	117,000	$28.00
2nd Quarter 2005	1,820,000	$4.50	118,300	$28.00
3rd Quarter 2005	1,840,000	$4.50	119,600	$28.00
4th Quarter 2005	1,840,000	$4.50	119,600	$28.00

	7,300,000		474,500

Collars:

	Gas			Oil
	MMBtu (a)	Floor	Ceiling	Bbls	Floor	Ceiling
Production Period:
3rd Quarter 2004	2,220,000	$4.20	$5.28	179,000	$23.00	$25.46
3rd Quarter 2004	718,000	$4.00	$5.24
4th Quarter 2004	690,000	$4.20	$5.28	175,000	$23.00	$25.46
4th Quarter 2004	685,000	$4.00	$5.24
1st Quarter 2005	649,000	$4.00	$5.23	170,000	$23.00	$25.41
2nd Quarter 2005	630,000	$4.00	$5.23	168,000	$23.00	$25.41
3rd Quarter 2005	607,000	$4.00	$5.23	165,000	$23.00	$25.41
4th Quarter 2005	588,000	$4.00	$5.23	162,000	$23.00	$25.41
2006	2,024,000	$4.00	$5.21	613,000	$23.00	$25.32
2007	1,831,000	$4.00	$5.18	562,000	$23.00	$25.20
2008	1,279,000	$4.00	$5.15	392,000	$23.00	$25.07

	11,921,000			2,586,000

(a)                                  One MMBtu equals one Mcf at a Btu factor of 1,000.

Interest Rates

All of our outstanding bank indebtedness at June 30, 2004 is subject to market rates of interest as determined from time to time by the banks pursuant to the credit facilities.  We may designate borrowings under the credit facilities as either “Base Rate Loans” or “Eurodollar Loans.”  Base Rate Loans bear interest at a fluctuating rate that is linked to the discount rates established by the Federal Reserve Board.  Eurodollar Loans bear interest at a fluctuating rate that is linked to LIBOR.  Any increases in these interest rates can have an adverse impact on our results of operations and cash flow.  A 25 basis point change in our bank indebtedness at June 30, 2004 would affect our annual interest expense by approximately $500,000.

The following summarizes information concerning the Company’s positions in interest rate derivatives applicable to periods subsequent to June 30, 2004.

	Principal Balance	Libor Rates
Period:
July 1, 2004 to November 1, 2004	$65,000,000	1.68%
November 1, 2004 to November 1, 2005	$60,000,000	2.97%
November 1, 2005 to November 1, 2006	$55,000,000	4.29%
November 1, 2006 to November 1, 2007	$50,000,000	5.19%
November 1, 2007 to November 1, 2008	$45,000,000	5.73%

Item 4 -     Controls and Procedures

Disclosure Controls and Procedures

Our Board of Directors has adopted a policy designed to establish disclosure controls and procedures that are adequate to provide reasonable assurance that we will be able to collect, process and disclose both financial and non-financial information, on a timely basis, in our reports to the SEC and other communications with our stockholders.  Disclosure controls and procedures include all processes necessary to ensure that material information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our chief executive and chief financial officers, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2 -     Changes in Securities and Use of Proceeds

On May 25, 2004, we sold 1,380,869 shares of our common stock in a private placement at a price of $23.00 per share.  Gross proceeds raised in the private placement were approximately $31,760,000.  The shares of common stock were issued without registration under the Securities Act of 1933 in reliance on the exemptions provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act.

Item 4 -     Submission of Matters to a Vote of Securities Holders

On May 4, 2004, we held our Annual Meeting of Stockholders to (a) elect two directors to the Board of Directors for a term of three years, and (b) advise on the selection of KPMG LLP as our independent auditors for 2004.  At such meeting, Clayton W. Williams and L. Paul Latham were reelected as directors, and Stockholders advised that KPMG LLP should be selected as our independent auditors for 2004.

The following is a summary of the votes cast at the Annual Meeting:

	Results of Voting	Votes For	Withheld

1.	Election of Directors
	Clayton W. Williams	8,765,956	194,343
	L. Paul Latham	8,769,498	190,801

		Votes For	Withheld	Abstentions

2.	Advisory vote on the selection of KPMG LLP	8,935,790	19,012	5,497

Item 6 -     Exhibits and Reports on Form 8-K

Exhibits

2.1	**

Agreement and Plan of Merger among Clayton Williams Energy, Inc., CWEI-SWR, Inc. and Southwest Royalties, Inc., dated May 3, 2004, filed as Exhibit 2.1 to our Current Report on Form 8-K filed June 3, 2004

3.1	**	Second Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to our Form S-2 Registration Statement, Commission File No. 333-13441

3.2	**	Certificate of Amendment of Second Restated Certificate of Incorporation of Clayton Williams Energy, Inc., filed as Exhibit 3.1 to our Form 10-Q for the period ended September 30, 2000

3.3	**	Bylaws of the Company, filed as Exhibit 3.4 to our Form S-1 Registration Statement, Commission File No. 33-43350

10.1	**	Stock Purchase Agreement dated May 19, 2004 by and among the Company and various institutional investors, filed as Exhibit 4 to our Current Report on Form 8-K filed June 2, 2004

10.2	**

Amended and Restated Credit Agreement dated as of May 21, 2004 among Clayton Williams Energy, Inc., et al, and Bank One, NA, et al, filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on June 23, 2004

10.3	**

Senior Term Credit Agreement dated as of May 21, 2004 among Clayton Williams Energy, Inc., et al, and Bank One, NA, et al, filed as Exhibit 10.2 to our Current Report on Form 8-K/A filed on June 23, 2004

31.1	*	Certification of the Chief Executive Officer of Clayton Williams Energy, Inc.

31.2	*	Certification of the Chief Financial Officer of Clayton Williams Energy, Inc.

32.1	*	Certification by the President and Chief Executive Officer of Clayton Williams Energy, Inc. pursuant to 18 U.S.C. § 1350

32.2	*	Certification by the Chief Financial Officer of Clayton Williams Energy, Inc. pursuant to 18 U.S.C. § 1350

*		Filed herewith
**		Incorporated by reference to the filing indicated

Reports on Form 8-K

During the quarter ended June 30, 2004, the Company filed and furnished the following reports on Form 8-K:

•                                          Form 8-K filed May 7, 2004, pursuant to Items 5, 7 and 9 announcing it had entered into an agreement to acquire Southwest Royalties, Inc., in a cash merger.

•                                          Form 8-K furnished May 10, 2004 pursuant to Items 7 and 12 filing as an exhibit a news release reporting the financial results of the Company for the quarter ended March 31, 2004.

•                                          Form 8-K filed May 20, 2004 pursuant to Items 5 and 7 announcing its issuance of a press release reporting that it had completed a private placement of approximately 1,400,000 shares of its common stock at a price of $23.00 per share.

•                                          Form 8-K filed June 2, 2004, pursuant to Items 5 and 7 announcing the sale of 1,380,869 shares of its common stock to certain institutional investors in a private placement.

•                                          Form 8-K filed June 3, 2004, pursuant to Items 2 and 7 announcing the consummation of the acquisition of Southwest Royalties, Inc. on May 21, 2004.

•                                          Form 8-K/A filed June 23, 2004, pursuant to Items 2 and 7 filing audited financial statements of Southwest Royalties, Inc. and subsidiary as of December 31, 2003 and 2002 and for the three years ended December 31, 2003, 2002 and 2001; unaudited financial statements of Southwest Royalties, Inc. and subsidiary as of March 31, 2004 and for the three months ended March 31, 2004 and 2003; and unaudited pro forma condensed financial statements as of March 31, 2004 and for the year ended December 31, 2003 and for the three months ended March 31, 2004.

CLAYTON WILLIAMS ENERGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CLAYTON WILLIAMS ENERGY, INC.

Date:	August 9, 2004	By:	/s/ L. Paul Latham
L. Paul Latham
Executive Vice President and Chief
Operating Officer

Date:	August 9, 2004	By:	/s/ Mel G. Riggs
Mel G. Riggs
Senior Vice President and Chief Financial
Officer