Form 10-K/A
period 2003-12-31
CLAYTON WILLIAMS ENERGY INC /DE
filed 2004-10-14
CIK 880115

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the 2004 Annual Meeting of Stockholders, which was filed with the Commission on April 6, 2004, are incorporated by reference in Part III of this Form 10-K.

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
Financial Statements and Schedules
Reports on Form 8-K
Exhibits

Glossary of Terms

Signatures

EXPLANATORY NOTE

Clayton Williams Energy, Inc. is filing this Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2003 as filed by us on March 11, 2004 to address comments received from the Securities and Exchange Commission in a review of our Annual Report on Form 10-K. For convenience and ease of reference, the Company is filing this Annual Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in the amendment is as of March 10, 2004. This Amendment No. 1 to the Annual Report on Form 10-K/A should be read in conjunction with our subsequent filings with the SEC.

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

Prior to 2003, we had drilled 17 exploratory wells in south Louisiana, of which 7 gross (6.7 net) wells were completed as producers.  The following table sets forth certain information about our exploratory well activities in south Louisiana subsequent to December 31, 2002.

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

Competition and Markets

Competition in all areas of our operations is intense.  We experience competition from major and independent oil and gas companies and oil and gas syndicates in bidding for desirable oil and gas properties, as well as in acquiring the equipment, data and labor required to operate and develop such properties. A number of our competitors have financial resources and acquisition, exploration and development budgets that are substantially greater than ours, which may adversely affect our ability to compete with these companies. Such companies may be able to pay more for productive oil and gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit.  If we are unable to acquire oil and gas properties and exploratory prospects and replace our reserves that we produce, our liquidity and capital resources could suffer.

In addition, the oil and gas industry as a whole also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.  The price and availability of alternative energy sources could adversely affect our revenue.

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

The United States Oil Pollution Act of 1990 (“OPA ‘90”), and similar legislation enacted in Texas, Louisiana and other coastal states, addresses oil spill prevention and control and significantly expands liability exposure across all segments of the oil and gas industry. OPA ‘90 and such similar legislation and related regulations impose on us a variety of obligations related to the prevention of oil spills and liability for damages resulting from such spills.  OPA ‘90 imposes strict and, with limited exceptions, joint and several liabilities upon each responsible party for oil removal costs and a variety of public and private damages.

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

Operational Hazards and Insurance

Our operations are subject to the usual hazards incident to the drilling and production of oil and gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires and pollution and other environmental risks.  These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operation.  In addition, the presence of unanticipated pressures or irregularities in formations, miscalculations, or accidents may cause our drilling activities to be unsuccessful and result in a total loss of our investment.

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

Website Address

The Company maintains an internet website at www.claytonwilliams.com.  The Company makes available, free of charge, on its website, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after providing such reports to the SEC.

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

	Proved Developed		Proved	Total
	Producing	Nonproducing	Undeveloped	Proved
	(Dollars in thousands)

Gas (MMcf)	46,633	15,882	401	62,916
Oil and natural gas liquids (MBbls)	8,591	758	986	10,335
Total (MMcfe)	98,179	20,430	6,317	124,926
Present value of proved reserves	$266,190	$58,344	$10,563	$335,097
Standardized measure of discounted future net cash flows				$252,980

The following table sets forth certain information as of December 31, 2003 regarding our proved oil and gas reserves in each of our principal producing areas.

						Percent
	Proved Reserves				Present	of Present
	Oil (a) (MBbls)	Gas (MMcf)	Total Gas Equivalent (MMcfe)	Percent of Total Gas Equivalent	Value of Proved Reserves	Value of Proved Reserves
					(In thousands)

Austin Chalk (Trend)	6,688	5,593	45,721	36.6%	$98,883	29.5%
Cotton Valley Reef Complex	—	25,616	25,616	20.5%	82,798	24.7%
Louisiana	1,485	24,465	33,375	26.7%	109,015	32.5%
New Mexico / West Texas	1,980	4,325	16,205	13.0%	33,485	10.0%
Other	182	2,917	4,009	3.2%	10,916	3.3%
Total	10,335	62,916	124,926	100.0%	$335,097	100.0%

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

The reserve information shown is estimated.  The accuracy of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data, the precision of the engineering and geological interpretation and judgment.  The estimates of reserves, future cash flows and present value are based on various assumptions, including those prescribed by the SEC, and are inherently imprecise.  Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.  Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject.

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

	Year Ended December 31,
	2003	2002	2001
Oil and Gas Production Data:
Gas (MMcf)	24,697	15,972	10,955
Oil (MBbls)	1,505	1,585	2,129
Natural gas liquids (MBbls)	234	227	249
Total (MMcfe)	35,131	26,844	25,223
Average Oil and Gas Sales Price (1):
Gas ($Mcf)	$4.69	$3.01	$4.25
Oil ($Bbl)	$27.74	$22.00	$25.47
Natural gas liquids ($/Bbl)	$21.09	$14.16	$16.05
Average Production Costs
Production ($/Mcfe)(2)	$.80	$.81	$.81

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

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share)
Statement of Operations Data:
Revenues:
Oil and gas sales	$163,032	$86,302	$105,118	$102,235	$43,711
Natural gas services	8,758	5,568	8,820	6,682	3,684
Gain on sales of property and equipment	199	361	10,986	1,031	10,926
Total revenues	171,989	92,231	124,924	109,948	58,321
Costs and expenses:
Production	28,239	21,857	20,427	18,162	11,077
Exploration:
Abandonment and impairments	35,120	21,571	29,412	12,657	5,245
Seismic and other	8,755	8,578	12,868	7,953	1,418
Natural gas services	8,279	4,853	7,467	5,591	3,098
Depreciation, depletion and amortization	40,284	29,656	37,459	27,635	20,565
Impairment of property and equipment	170	349	18,170	—	81
Accretion of abandonment obligations	651	—	—	—	—
General and administrative	10,934	8,615	7,456	5,951	3,929
Total costs and expenses	132,432	95,479	133,259	77,949	45,413
Operating income (loss)	39,557	(3,248)	(8,335)	31,999	12,908
Other income (expense):
Interest expense	(3,138)	(4,006)	(2,925)	(2,310)	(2,893)
Change in fair value of derivatives	(1,593)	(1,581)	2,227	—	—
Other income	(1,662)	1,755	66	269	474
Total other income (expense)	(6,393)	(3,832)	(632)	(2,041)	(2,419)
Income (loss) before income taxes	33,164	(7,080)	(8,967)	29,958	10,489
Income tax expense (benefit)	10,515	(1,742)	(3,421)	2,517	—
Income (loss) from continuing operations	22,649	(5,338)	(5,546)	27,441	10,489
Cumulative effect of accounting change, net of tax	207	—	(164)	—	—
Income (loss) from discontinued operations, including gain on sale of $1,196 in 2002, net of tax	—	1,335	406	372	265
NET INCOME (LOSS)	$22,856	$(4,003)	$(5,304)	$27,813	$10,754
Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$2.43	$(.58)	$(.60)	$2.98	$1.16
Net income (loss)	$2.45	$(.43)	$(.58)	$3.02	$1.19
Diluted:
Income (loss) from continuing operations	$2.38	$(.58)	$(.60)	$2.88	$1.15
Net income (loss)	$2.40	$(.43)	$(.58)	$2.91	$1.18
Weighted average common shares outstanding:
Basic	9,329	9,241	9,219	9,211	9,005
Diluted	9,509	9,241	9,219	9,543	9,148
Other Data:
Net cash provided by operating activities	$119,750	$34,514	$67,059	$72,471	$24,738

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data:
Working capital (deficit)	$(13,119)	$(18,843)	$(17,779)	$(18,656)	$(6,649)
Total assets	224,433	218,992	183,279	164,864	109,166
Long-term debt	53,295	94,949	62,000	30,000	30,500
Stockholders’ equity	100,781	68,781	82,280	85,777	56,117

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

Following is a summary by area of our principal exploration efforts since 1997.

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

At December 31, 2003, unevaluated costs of approximately $5 million are related to the Fleur prospect where completion operations are currently underway on the SL 17378 #1 in Plaquemines Parish.  We are currently setting a liner in the well bore and expect to perforate and flow test the well by the end of March.  If the test results are favorable, we will begin construction on the necessary production facilities, which could take up to four months, depending on permitting, weather and other construction-related issues.  Once sustained production is achieved, we will need several months of production history to be able to assess the well’s ultimate reserve potential. To date, our share of drilling and completion costs on the SL 17378 #1 total approximately $7 million.

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

	As of or for the Year Ended December 31,
	2003	2002	2001
Oil and Gas Production Data:
Gas (MMcf)	24,697	15,972	10,955
Oil (MBbls)	1,505	1,585	2,129
Natural gas liquids (MBbls)	234	227	249
Total (MMcfe)	35,131	26,844	25,223
Average Realized Prices:
Gas ($/Mcf):
Before hedging gains (losses)	$5.35	$3.20	$3.86
Hedging gains (losses)	(.66)	(.19)	.39
Net realized price	$4.69	$3.01	$4.25
Oil ($/Bbl):
Before hedging gains (losses)	$29.94	$24.62	$25.24
Hedging gains (losses)	(2.20)	(2.62)	.23
Net realized price	$27.74	$22.00	$25.47
Natural gas liquids ($/Bbl):	$21.09	$14.16	$16.05
Average Daily Production:
Gas (Mcf):
Austin Chalk (Trend)	3,667	3,398	4,230
Cotton Valley Reef Complex	42,493	26,724	19,478
Louisiana	17,570	8,274	1,411
New Mexico/West Texas	1,668	1,769	1,882
Other	2,265	3,594	3,013
Total	67,663	43,759	30,014
Oil (Bbls):
Austin Chalk (Trend)	2,715	3,318	4,808
Louisiana	608	242	87
New Mexico/West Texas	723	724	894
Other	77	58	44
Total	4,123	4,342	5,833
Natural Gas Liquids (Bbls):
Austin Chalk (Trend)	299	459	515
New Mexico/West Texas	171	133	42
Louisiana	171	30	125
Total	641	622	682
Total Proved Reserves:
Gas (MMcf)	62,916	86,912	74,974
Oil and natural gas liquids (MBbls)	10,335	11,884	9,291
Total gas equivalent (MMcfe)	124,926	158,216	130,720
Present value of proved reserves (in thousands)	$335,097	$382,518	$186,868

	As of or for the Year Ended December 31,
	2003	2002	2001
Total Proved Reserves by Area:
Gas (MMcf):
Austin Chalk (Trend)	5,593	5,135	4,993
Cotton Valley Reef Complex	25,616	45,613	31,740
Louisiana	24,465	29,874	27,923
New Mexico/West Texas	4,325	4,204	3,652
Other	2,917	2,086	6,666
Total	62,916	86,912	74,974
Oil and Natural Gas Liquids (MBbls):
Austin Chalk (Trend)	6,688	7,297	7,065
Louisiana	1,485	2,674	358
New Mexico/West Texas	1,980	1,762	1,558
Other	182	151	310
Total	10,335	11,884	9,291
Total Gas Equivalent (MMcfe):
Austin Chalk (Trend)	45,721	48,917	47,383
Cotton Valley Reef Complex	25,616	45,613	31,740
Louisiana	33,375	45,918	30,071
New Mexico/West Texas	16,205	14,776	13,000
Other	4,009	2,992	8,526
Total	124,926	158,216	130,720
Exploration Costs (in millions):
Abandonment and impairment costs:
South Louisiana	$17.9	$6.8	$18.6
Cotton Valley Reef Complex	8.7	7.2	3.8
Nevada, Arizona, California and Utah	4.2	1.2	2.1
Mississippi (1)	3.8	0.5	—
West Texas	0.4	4.2	.1
Other	0.1	1.6	4.8
Total	35.1	21.5	29.4
Seismic and other	8.8	8.6	12.9
Total exploration costs	$43.9	$30.1	$42.3

Oil and Gas Costs ($/Mcfe Produced):
Production	$.80	$.81	$.81
Oil and gas depletion	$1.10	$1.05	$1.44
Net Wells Drilled (2):
Exploratory Wells	17.2	4.9	24.6
Developmental Wells	7.0	1.7	19.7

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

Oil and gas operating results

We achieved the highest level of oil and gas sales in our company’s history during 2003.  This was a year in which both basic components of oil and gas sales (production volumes and product prices) were favorable.  The increase in oil and gas sales for 2003 compared to the previous two years amounted to a net increase of $76.7 million compared to 2002 and a net increase of $57.9 million compared to 2001.  Increases in production volumes accounted for higher sales of $24.8 million compared to 2002 and a $42.4 million increase compared to 2001.  Price variances accounted for a $51.9 million increase over 2003 and a $15.5 million increase over 2001 realized prices received.

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

As for prices, we cannot predict with accuracy future prices for oil and gas although currently we believe the fundamentals are in place for a continued strong market.  However, we have not designated our current commodity derivatives, and do not currently intend to designate future commodity derivatives, as cash flow hedges under SFAS 133.  This means that, in future periods, our derivatives will be marked to market through our statement of operations as other income (loss) instead of through accumulated other comprehensive income on our balance sheet. Additionally, all realized gains or losses on these derivatives in future periods will be reported in other income (loss) instead of oil and gas sales.  This accounting treatment affects the timing and classification of income (loss) from derivatives, but it has no effect on cash flow from operating activities.  Since we cannot predict future oil and gas prices, we cannot predict the effect that this accounting treatment will have on oil and gas sales or other income (loss) in future periods.

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

General and administrative (“G&A”) expenses, excluding non-cash stock-based employee compensation, were 17% higher than 2002 and 29% higher than 2001 due primarily to higher personnel costs, professional fees and insurance costs.  G&A expenses for 2003 include a non-cash charge of $797,000 for stock-based employee compensation required by Financial Accounting Standards Board Interpretation No. 44.  A non-cash credit (reduction of expense) of $32,000 was required for the 2002 period and a credit of $414,000 was needed for 2001.  Because the amount of this non-cash provision or credit is based on the quoted market value of our common stock, the future results of our operations may be subject to significant volatility based on changes in the market price of our common stock.

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

Cash Flow Provided by Operating Activities

Substantially all of our cash flow from operating activities is derived from the production of our oil and gas reserves.  We use this cash flow to fund our on-going exploration and development activities.  Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Cash flow provided by operating activities for the year ended December 31, 2003 was approximately 250% higher than 2002.  The drivers that caused most of this variation are oil and gas production volumes and oil and gas prices.  Our primary source of cash from operating activities is our oil and gas sales, net of production costs.  For the reasons mentioned in our previous discussion about changes in oil and gas sales and production costs, our cash flow provided by operating activities is subject to material variation from changes in oil and gas production levels and product prices.

Credit Facility

We rely heavily on the Credit Facility for both our short-term liquidity (working capital) and our long-term financing needs.  The funds available to us at any time under this Credit Facility are limited to the amount of the borrowing base established by the banks.  As long as we have sufficient availability under the Credit Facility to meet our obligations as they come due, we will have sufficient liquidity and we will be able to fund any short-term working capital deficit.

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

Working capital computed for loan compliance purposes differs from our working capital calculated in accordance with generally accepted accounting principles (GAAP).  Because we rely heavily on borrowing under our Credit Facility to meet our short-term liquidity requirements and to finance capital expenditures, we consider loan compliance working capital to be important as a measure of our liquidity and capital resources.  Unlike working capital determined under GAAP, loan compliance working capital includes the funds available to us under the Credit Facility and is not affected by the volatility in reported working capital caused by changes in the fair value of derivatives.  Our reported working capital deficit decreased from $18.8 million at December 31, 2002 to $13.1 million at December 31, 2003.  After giving effect to the adjustments in calculating working capital for purposes of the Credit Facility, our loan compliance working capital was a positive $29.8 million at December 31, 2003, as compared to a positive $6.8 million at December 31, 2002.  The following table reconciles our GAAP working capital to the working capital computed for loan compliance purposes at December 31, 2003 and 2002.

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

The working capital covenant under the Credit Facility requires us to maintain positive working capital.  In addition, we are required to maintain a ratio of debt to cash flow, determined in accordance with the Credit Facility, of no more than 2.75 to 1.  We were in compliance with these and all other financial and non-financial covenants at December 31, 2003; however, we cannot assure you that we will continue to meet all of the loan covenants under the Credit Facility in the future.  If we fail to meet any loan covenants, we would ask the banks to allow us sufficient time to obtain additional capital resources through alternative means.  If a suitable arrangement could not be reached with the banks, the banks would have the right to accelerate the indebtedness and seek to foreclose on the pledged assets.

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

Off-Balance Sheet Arrangement

In May 2001, we invested approximately $1.6 million as a limited partner in a partnership formed to purchase and operate two commercial office buildings in Midland, Texas, one of which is the location of our corporate headquarters.  Our ownership interest in the partnership is 31.9% before payout (as defined in the partnership agreement) and 33.4% after payout.  We are not liable for any indebtedness of the partnership.  An entity controlled by Clayton W. Williams serves as general partner of the partnership.  We do not manage or control the operations of the partnership or these buildings.  We currently utilize the equity method of accounting for our investment in this partnership.  We are currently evaluating what impact, if any, SFAS Interpretation No. 46 “Consolidation of Variable Interest Entities”, as revised in December 2003, (“FIN 46R”) will have on our financial statements.  We must adopt FIN 46R in the first quarter of 2004.

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

Focus on Exploration Activities

We are primarily an exploration company.  For 2004, more than 90% of our planned capital expenditures relate to exploratory prospects.  Exploration activities involve the drilling of wells in areas where there is little or no known production.  Exploration is a higher risk activity than development.  Development activities relate to increasing oil or natural gas production from an area that is know to be productive by drilling additional wells, working over and recompleting existing wells and other production enhancement techniques.  Exploration projects are identified through subjective analysis of geological and geophysical data, including the use of 3-D seismic and other available technology.  By comparison, the identification of development prospects is significantly based upon existing production surrounding or adjacent to the proposed drilling site.

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

We attempt to optimize the price we receive for our oil and gas production while maintaining a prudent hedging program to mitigate our exposure to declining product prices.  Our management may elect to enter into and terminate hedges based on expectations of future market conditions.  If prices continue to rise while our hedges are in place, we will forego revenue we would have otherwise received.  If we terminate a hedge because we anticipate an increase in product prices that we would not realize with the hedge in place, and product prices do not increase as anticipated, we may be exposed to downside risk that would not have existed otherwise.

Reserve Estimates

The accuracy of proved reserves estimates and estimated future net revenues from such reserves is a function of the quality of available geological, geophysical, engineering and economic data and is subject to various assumptions including assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses, and other matters.  Although we believe that our estimated proved reserves represent reserves that we are reasonably certain to recover, actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will most likely vary from the assumptions and estimates.  Any significant variance could materially affect the estimated quantities and value of our oil and gas reserves, which in turn may adversely affect our cash flow, results of operations and the availability of capital resources.  In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control.

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

Concentration of Proved Reserves

Our proved developed reserves are concentrated in a limited number of fields and properties.  Our top nine producing wells represent approximately 34% of our estimated proved reserves at December 31, 2003.  In addition, approximately 87% of our estimated present value of proved reserves are located in three geographic areas, the Austin Chalk (Trend), the Cotton Valley Reef Complex area and in south Louisiana.  Such concentration of reserves makes us substantially dependent upon a few selected oil and gas properties and more susceptible to adverse developments with respect to any single well or area of operations, such as adverse weather conditions, unanticipated subsurface conditions, oil and gas transportation interruptions or stoppages or mechanical failures.  An adverse event related to a single well or geographic area may have a significant adverse effect on our reserves, production, cash flow and general financial condition.

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

Significant Estimates and Assumptions

Oil and gas reserves

Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner.  The accuracy of a reserve estimate depends on the quality of available geological and engineering data, the precision of the interpretation of that data, and judgment based on experience and training.  Annually, we engage an independent petroleum engineering firm to evaluate our oil and gas reserves.  As a part of this process, our internal reservoir engineer and the independent engineers exchange information and attempt to reconcile any material differences in estimates and assumptions.  While we believe this reconciliation process improves the accuracy of the reserve estimates by reducing the likelihood of a material error in judgment, it is possible that in exchanging information, our internal reservoir engineer could influence the independent engineer’s estimates and assumptions.

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

Effects of Estimates and Assumptions on Financial Statements

Generally accepted accounting principles do not require, or even permit, the restatement of previously issued financial statements due to changes in estimates unless such estimates were unreasonable or did not comply with applicable SEC accounting rules.  We are required to use our best judgment in making estimates and assumptions, taking into consideration the best and most current data available to us at the time of the estimate.  At each accounting period, we make a new estimate using new data, and continue the cycle.  You should be aware that estimates prepared at various times may be substantially different due to new or additional information.  While an estimate made at one point in time may differ from an estimate made at a later date, both may be proper due to the differences in available information or assumptions.  In this section, we will discuss the effects of different estimates on our financial statements.

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

From time to time, we utilize commodity derivatives, consisting primarily of “swaps,” “collars” and floors,” to attempt to optimize the price received for our oil and natural gas production.  When using swaps to hedge our oil and natural gas production, we receive a fixed price for the respective commodity and pay a floating market price as defined in each contract (generally NYMEX futures prices), resulting in a net amount due to or from the counterparty at the settlement date.  Collars are a combination of options that provide us with a put option (fixed floor price) in exchange for a call option (fixed ceiling price).  If the market price for the hedged commodity exceeds the fixed ceiling price or falls below the fixed floor price, then we receive the fixed price and pay the market price.  If the market price is between the fixed floor and the fixed ceiling prices, then no payments are due from either party.  In addition, we may purchase put options in which we pay the counterparty the fair value of the option at the purchase date and receive from the counterparty the excess, if any, of the fixed floor price over the floating market price.  The commodity derivatives we use differ from futures contracts in that there is not a contractual obligation that requires or permits the future physical delivery of the hedged products.  We do not enter into commodity derivatives for trading purposes.  In addition to commodity derivatives, we may, from time to time, sell a portion of our gas production under short-term contracts at fixed prices.

The decision to initiate or terminate commodity hedges is made by management based on its expectation of future market price movements.  We have no set goals for the percentage of our production we hedge and we do not use any formulas or triggers in deciding when to initiate or terminate a hedge.  If we enter into swaps or collars and the floating market price at the settlement date is higher than the fixed price or the fixed ceiling price, we will forego revenue we would have otherwise received.  If we terminate a swap, collar or floor because we anticipate future increases in market prices, we may be exposed to downside risk that would not have existed otherwise.

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

PART III

Item 10 -                        Directors and Executive Officers of the Registrant

Executive Officers

The following is a list, as of March 10, 2004 of the name, age and position with the Company of each person who is an executive officer of the Company:

CLAYTON W. WILLIAMS, age 71, is Chairman of the Board, President, Chief Executive Officer and a director of the Company, having served in such capacities since September 1991.  For more than the past five years, Mr. Williams has also been the chief executive officer and director of certain entities which are controlled directly or indirectly by Mr. Williams.

L. PAUL LATHAM, age 51, is Executive Vice President, Chief Operating Officer and a director of the Company, having served in such capacities since September 1991.  Mr. Latham also serves as an officer and director of certain Williams Entities.

MEL G. RIGGS, age 48, is Senior Vice President and Chief Financial Officer of the Company, having served in such capacities since September 1991.  Mr. Riggs has served as a director of the Company since May 1994.

JERRY F. GRONER, age 41, is Vice President – Land and Lease Administration of the Company, having served in such capacity since 1993.

PATRICK C. REESBY, age 51, is Vice President – New Ventures of the Company, having served in such capacity since 1993.

ROBERT C. LYON, age 67, is Vice President – Gas Gathering and Marketing of the Company, having served in such capacity since 1993.

MICHAEL L. POLLARD, age 53, is Vice President – Accounting of the Company, having served in such capacity since 2003.  Prior to that, Mr. Pollard had served as Controller of the Company since 1993.

T. MARK TISDALE, age 47, is Vice President and General Counsel of the Company, having served in such capacity since 1993.

Further information required by this Item is incorporated by reference to our definitive proxy statement, which was filed with the SEC on April 6, 2004.

Item 11 -                        Executive Compensation

Information required by this Item is incorporated by reference to our definitive proxy statement, which was filed with the SEC on April 6, 2004.

Item 12 -                        Security Ownership of Certain Beneficial Owners and Management

Information required by this Item is incorporated by reference to our definitive proxy statement, which was filed with the SEC on April 6, 2004.

Item 13 -                        Certain Relationships and Related Transactions

Information required by this Item is incorporated by reference to our definitive proxy statement, which was filed with the SEC on April 6, 2004.

Item 14 -                        Principal Accountant Fees and Services

Information required by this Item is incorporated by reference to our definitive proxy statement, which was filed with the SEC on April 6, 2004.

PART IV

Item 15 -                        Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements and Schedules

For a list of the consolidated financial statements and financial statement schedules filed as part of this Form 10-K, see the Index to Consolidated Financial Statements on page F-1.

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

•                               Form 8-K dated November 5, 2003 announcing third quarter earnings.

Exhibits

The following exhibits are filed as a part of this Report, with each exhibit that consists of or includes a management contract or compensatory plan or arrangement being identified with a “†”:

Exhibit Number

Description of Exhibit

**3.1	Second Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Form S-2 Registration Statement, Commission File No. 333-13441

**3.2	Certificate of Amendment of Second Restated Certificate of Incorporation of Clayton Williams Energy, Inc., filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ended September 30, 2000††

**3.3	Bylaws of the Company, filed as Exhibit 3.4 to the Company’s Form S-1 Registration Statement, Commission File No. 033-43350

**10.1

Ninth Restated Loan Agreement dated July 18, 2002 among Clayton Williams Energy, Inc., Warrior Gas Co., CWEI Acquisitions, Inc., Romere Pass Acquisition Corp., Bank One, NA, Union Bank of California, N.A., and Bank of Scotland, filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2002††

**10.2

First Amendment to Ninth Restated Loan Agreement dated August 9, 2002 among Clayton Williams Energy, Inc., et al and Bank One, NA, et al, filed as Exhibit 10.2 to the Company’s Form 10-K for the period ended December 31, 2002††

Exhibit Number	Description of Exhibit

***10.3	Second Amendment to Ninth Restated Loan Agreement dated as of December 23, 2003 among Clayton Williams Energy, Inc., et al and Bank One, NA, et al††

***10.4	Third Amendment to Ninth Restated Loan Agreement dated as of March 3, 2004 among Clayton Williams Energy, Inc., et al and Bank One, NA, et al††

**10.5†	1993 Stock Compensation Plan, filed as Exhibit 10.1 to the Company’s Form S-8 Registration Statement, Commission File No. 033-68318

**10.6†	First Amendment to 1993 Stock Compensation Plan, filed as Exhibit 10.11 to the Company’s Form 10-K for the period ended December 31, 1995††

**10.7†	Second Amendment to the 1993 Stock Compensation Plan, filed as Exhibit 10.2 to the Company’s Form S-8 Registration Statement, Commission File No. 33-68318

**10.8†	Third Amendment to 1993 Stock Compensation Plan, filed as Exhibit 10.4 to the Company’s Form S-8 Registration Statement, Commission File No. 333-47232

**10.9†	Fourth Amendment to 1993 Stock Compensation Plan, filed as Exhibit 10.5 to the Company’s Form S-8 Registration Statement, Commission File No. 333-47232

**10.10†	Outside Directors Stock Option Plan, filed as Exhibit 10.1 to the Company’s Form S-8 Registration Statement, Commission File No. 33-68316

**10.11†	First Amendment to Outside Directors Stock Option Plan, filed as Exhibit 10.13 to the Company’s Form 10-K for the period ended December 31, 1995††

**10.12†	Bonus Incentive Plan, filed as Exhibit 10.1 to the Company’s Form S-8 Registration Statement, Commission File No. 33-68320

**10.13†	First Amendment to Bonus Incentive Plan, filed as Exhibit 10.9 to the Company’s Form 10-K for the period ended December 31, 1997††

**10.14†	Amended and Restated 401(k) Plan & Trust, filed as Exhibit 10.15 to the Company’s Form 10-K for the period ended December 31, 1995††

**10.15†	Second Amendment to Amended and Restated 401(k) Plan & Trust, filed as Exhibit 10.16 to the Company’s Form 10-K for the period ended December 31, 1995††

**10.16†	Third Amendment to Amended and Restated 401(k) Plan & Trust, filed as Exhibit 10.17 to the Company’s Form 10-K for the period ended December 31, 1995††

**10.17†	Executive Incentive Stock Compensation Plan, filed as Exhibit 10.1 to the Company’s Form S-8 Registration Statement, Commission File No. 33-92834

**10.18†	First Amendment to Executive Incentive Stock Compensation Plan, filed as Exhibit 10.16 to the Company’s Form 10-K for the period ended December 31, 1996††

**10.19

Consolidation Agreement dated May 13, 1993 among Clayton Williams Energy, Inc., Warrior Gas Co. and the Williams Entities, filed as Exhibit 10.1 to the Company’s Form S-1 Registration Statement, Commission File No. 033-43350

Exhibit Number	Description of Exhibit

**10.20

Amendment to Consolidation Agreement dated August 7, 2000 among Clayton Williams Energy, Inc., Warrior Gas Co., Clayton W. Williams, Jr. and the Williams Companies, filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 30, 2000††

**10.21	Agreement dated April 23, 1993 between the Company and Robert C. Lyon, filed as Exhibit 10.42 to the Company’s Form S-1 Registration Statement, Commission File No. 033-43350

**10.22

Service Agreement effective October 1, 1995 among Clayton Williams Energy, Inc. and certain Williams Entities, filed as Exhibit 10.23 to the Company’s Form 10-K for the period ended December 31, 1995††

**10.23†	East Texas/Chalk Working Interest Trust Agreement dated May 30, 2001, filed as Exhibit 10.21 to the Company’s Form 10-K for the period ended December 31, 2001††

**10.24†	Louisiana Working Interest Trust Agreement dated May 30, 2001, filed as Exhibit 10.22 to the Company’s Form 10-K for the period ended December 31, 2001††

**10.25†	New Mexico Working Interest Trust Agreement dated May 30, 2001, filed as Exhibit 10.23 to the Company’s Form 10-K for the period ended December 31, 2001††

**10.26†	South Texas Working Interest Trust Agreement dated May 30, 2001, filed as Exhibit 10.24 to the Company’s Form 10-K for the period ended December 31, 2001††

**10.27†	West Texas I Working Interest Trust Agreement dated May 30, 2001, filed as Exhibit 10.25 to the Company’s Form 10-K for the period ended December 31, 2001††

**10.28†	West Texas II Working Interest Trust Agreement dated May 30, 2001, filed as Exhibit 10.26 to the Company’s Form 10-K for the period ended December 31, 2001††

**10.29†	Agreement of Limited Partnership of CWEI South Louisiana I, L.P. dated October 1, 2002, filed as Exhibit 10.27 to the Company’s Form 10-K for the period ended December 31, 2002††

**10.30†	Agreement of Limited Partnership of CWEI Cotton Valley I, L.P. dated October 1, 2002, filed as Exhibit 10.28 to the Company’s Form 10-K for the period ended December 31, 2002††

**10.31†	Agreement of Limited Partnership of CWEI Romere Pass, L.P. dated October 1, 2002, filed as Exhibit 10.29 to the Company’s Form 10-K for the period ended December 31, 2002††

***10.32†	Agreement of Limited Partnership of CWEI Longfellow Ranch I, L.P. dated April 1, 2003

***21	Subsidiaries of the Registrant

*23.1	Consent of KPMG LLP

*23.2	Consent of Williamson Petroleum Consultants, Inc.

***24.1	Power of Attorney

*31.1	Certification by the President and Chief Executive Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934

Exhibit Number	Description of Exhibit

*31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934

*32.1	Certification by the President and Chief Executive Officer of the Company pursuant to 18 U.S.C. § 1350

*32.2	Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*                                                                      Filed herewith

**                                                                      Incorporated by reference to the filing indicated

***                                                                      Previously filed with this Form 10-K on March 11, 2004

†                                                                       Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

††                                                                       Filed under the Company’s Commission File No. 001-10924.

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

		Signature	Title	Date

		/s/ CLAYTON W. WILLIAMS *	Chairman of the Board,	October 14, 2004
		Clayton W. Williams	President and Chief Executive
Officer and Director

		/s/ L. PAUL LATHAM	Executive Vice President,	October 14, 2004
		L. Paul Latham	Chief Operating Officer and
Director

		/s/ MEL G. RIGGS *	Senior Vice President -	October 14, 2004
		Mel G. Riggs	Finance, Secretary, Treasurer,
Chief Financial Officer and Director

		/s/ STANLEY S. BEARD *	Director	October 14, 2004
Stanley S. Beard

		/s/ DAVIS L. FORD *	Director	October 14, 2004
Davis L. Ford

		/s/ ROBERT L. PARKER *	Director	October 14, 2004
Robert L. Parker

		/s/ JORDAN R. SMITH *	Director	October 14, 2004
Jordan R. Smith

*	By:	/s/ L. PAUL LATHAM
L. Paul Latham

Attorney-in-Fact

CLAYTON WILLIAMS ENERGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors of Clayton Williams Energy, Inc.:

We have audited the accompanying consolidated balance sheets of Clayton Williams Energy, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003.  In connection with the audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clayton Williams Energy, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

KPMG LLP

Dallas, Texas

February 25, 2004

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2003	2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,454	$5,676
Accounts receivable:
Oil and gas sales, net	16,725	14,426
Joint interest and other, net	2,972	3,714
Affiliates	453	223
Inventory	787	2,141
Deferred income taxes	1,241	524
Prepaids and other	1,518	5,215
	39,150	31,919
PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	656,531	617,320
Natural gas gathering and processing systems	16,829	16,203
Other	12,300	11,918
	685,660	645,441
Less accumulated depreciation, depletion and amortization	(504,101)	(466,815)
Property and equipment, net	181,559	178,626

OTHER ASSETS
Deferred income taxes	—	6,594
Investments and other	3,724	1,853
	3,724	8,447
	$224,433	$218,992

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$33,523	$22,440
Oil and gas sales	10,086	8,274
Affiliates	1,254	1,257
Current maturities of long-term debt	2,453	—
Fair value of derivatives	2,233	12,917
Accrued liabilities and other	2,720	5,874
	52,269	50,762
NON-CURRENT LIABILITIES
Long-term debt	53,295	94,949
Deferred income taxes	8,504	—
Other	9,584	4,500
	71,383	99,449
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per shares, authorized – 3,000,000 shares; issued and outstanding – none	—	—
Common stock, par value $.10 per shares, authorized – 30,000,000 shares; issued and outstanding – 9,368,322 shares in 2003 and 9,277,415 shares in 2002	937	928
Additional paid-in capital	73,972	72,787
Retained earnings	25,872	3,016
Accumulated other comprehensive income (loss)	—	(7,950)
	100,781	68,781
	$224,433	$218,992

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share)

	Year Ended December 31,
	2003	2002	2001
REVENUES
Oil and gas sales	$163,032	$86,302	$105,118
Natural gas services	8,758	5,568	8,820
Gain on sales of property and equipment	199	361	10,986
Total revenues	171,989	92,231	124,924

COSTS AND EXPENSES
Production	28,239	21,857	20,427
Exploration:
Abandonments and impairments	35,120	21,571	29,412
Seismic and other	8,755	8,578	12,868
Natural gas services	8,279	4,853	7,467
Depreciation, depletion and amortization	40,284	29,656	37,459
Impairment of property and equipment	170	349	18,170
Accretion of abandonment obligations	651	—	—
General and administrative	10,934	8,615	7,456
Total costs and expenses	132,432	95,479	133,259
Operating income (loss)	39,557	(3,248)	(8,335)

OTHER INCOME (EXPENSE)
Interest expense	(3,138)	(4,006)	(2,925)
Change in fair value of derivatives	(1,593)	(1,581)	2,227
Other	(1,662)	1,755	66
Total other income (expense)	(6,393)	(3,832)	(632)
Income (loss) before income taxes	33,164	(7,080)	(8,967)
Income tax expense (benefit)	10,515	(1,742)	(3,421)
Income (loss) from continuing operations	22,649	(5,338)	(5,546)
Cumulative effect of accounting change, net of tax	207	—	(164)
Income from discontinued operations, including gain on sale of $1,196 in 2002, net of tax	—	1,335	406

NET INCOME (LOSS)	$22,856	$(4,003)	$(5,304)

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$2.43	$(.58)	$(.60)
Net income (loss)	$2.45	$(.43)	$(.58)

Diluted:
Income (loss) from continuing operations	$2.38	$(.58)	$(.60)
Net income (loss)	$2.40	$(.43)	$(.58)

Weighted average common shares outstanding:
Basic	9,329	9,241	9,219
Diluted	9,509	9,241	9,219

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Accumulated Other	Total
	Common Stock		Additional		Compre-	Compre-
	No. of Shares	Par Value	Paid-In Capital	Retained Earnings (Loss)	hensive Income (Loss)	hensive Income (Loss)

BALANCE, December 31, 2000	9,254	$925	$72,529	$12,323	$—
Net loss	—	—	—	(5,304)	—	$(5,304)
Cumulative effect of accounting change	—	—	—	—	(186)	(186)
Change in fair value of derivatives designated as cash flow hedges, net of tax	—	—	—	—	1,997	1,997
Total comprehensive loss						$(3,493)
Issuance of stock through compensation plans	56	6	785	—	—
Repurchase and cancellation of common stock	(64)	(6)	(789)	—	—
BALANCE, December 31, 2001	9,246	925	72,525	7,019	1,811
Net loss	—	—	—	(4,003)	—	$(4,003)
Change in fair value of derivatives designated as cash flow hedges, net of tax	—	—	—	—	(9,761)	(9,761)
Total comprehensive loss						$(13,764)
Issuance of stock through compensation plans	82	8	905	—	—
Repurchase and cancellation of common stock	(51)	(5)	(643)	—	—
BALANCE, December 31, 2002	9,277	928	72,787	3,016	(7,950)
Net income	—	—	—	22,856	—	$22,856
Change in fair value of derivatives designated as cash flow hedges, net of tax	—	—	—	—	7,950	7,950
Total comprehensive income						$30,806
Issuance of stock through compensation plans	91	9	1,185	—	—
BALANCE, December 31, 2003	9,368	$937	$73,972	$25,872	$—

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

Oil and Gas Properties

The Company follows the successful efforts method of accounting for its oil and gas properties, whereby costs of productive wells, developmental dry holes and productive leases are capitalized into appropriate groups of properties based on geographical and geological similarities.  These capitalized costs are amortized using the unit-of-production method based on estimated proved reserves.  Proceeds from sales of properties are credited to property costs, and a gain or loss is recognized when a significant portion of an amortization base is sold or abandoned.

Exploration costs, including geological and geophysical expenses and delay rentals, are charged to expense as incurred.  Exploratory drilling costs, including the cost of stratigraphic test wells, are initially capitalized but charged to exploration expense if and when the well is determined to be nonproductive.  The determination of an exploratory well’s ability to produce must be made within one year from the commencement of drilling activities.  The acquisition costs of unproved acreage are initially capitalized and are carried at cost, net of accumulated impairment provisions, until such leases are transferred to proved properties or charged to exploration expense as impairments of unproved properties.

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

Valuation of Property and Equipment

The Company follows the provisions of Statement of Financial Accounting Standards No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 144 requires that the Company’s long-lived assets, including its oil and gas properties, be assessed for potential impairment in their carrying values whenever events or changes in circumstances indicate such impairment may have occurred.  An impairment is recognized when the estimated undiscounted future net cash flows of the asset are less than its carrying value.  Any such impairment is recognized based on the differences in the carrying value and estimated fair value of the impaired asset.

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

Capitalization of Interest

Interest costs associated with the Company’s inventory of unproved oil and gas property lease acquisition costs are capitalized during the periods for which exploration activities are in progress.  During the years ended December 31, 2003, 2002 and 2001, the Company capitalized interest totaling approximately $1.1 million, $600,000 and $523,000, respectively.

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

Revenue Recognition and Gas Balancing

The Company utilizes the sales method of accounting for oil, natural gas and natural gas liquids revenues whereby revenues, net of royalties, are recognized as the production is sold to purchasers.  The amount of gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties.  The Company did not have any significant gas imbalance positions at December 31, 2003 or 2002.  Revenues from natural gas services are recognized as services are provided.

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

The following table reflects activity in the 1993 Plan for 2003, 2002 and 2001.

	2003		2002		2001
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Beginning of year	680,850	$12.29	687,350	$12.22	465,840	$9.83
Granted	200,000	$19.74	—	$—	250,000	$15.94
Exercised	(59,808)	$4.03	(6,500)	$5.50	(25,879)	$5.51
Forfeited	—	$—	—	$—	(2,611)	$7.95
End of year	821,042	$14.66	680,850	$12.29	687,350	$12.22

Exercisable	821,042	$14.66	668,032	$12.41	655,467	$12.54
Issuable	601,766		801,766		801,766

The following table summarizes information with respect to options outstanding and exercisable at December 31, 2003.

	Outstanding Options			Options Exercisable
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
Range of exercise prices:
$5.50 - $6.00	170,042	$5.50	4.3	170,042	$5.50
$14.50 - $19.74	651,000	$17.05	6.5	651,000	$17.05
	821,042	$14.66	4.7	821,042	$14.66

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

In October 2003, the Company invested $1.5 million in a privately-held company organized by a third party to acquire and expand a CO2 distribution system in Pecos County, Texas.  Of the total investment, 50% was for the purchase of common stock, representing 6.3% of the equity interests of the investee.  The balance was a subordinated loan to the investee bearing interest at 6% per year.  The Company accounts for the stock portion of its investment at cost.

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

The Company has also recorded provisions for impairment of unproved properties aggregating $7.3 million, $7.9 million and $10.2 million in 2003, 2002 and 2001, respectively, and have charged these impairments to exploration costs in the accompanying statements of operations.  The impairment of unproved properties recorded were based on drilling results and management’s plans for future drilling activities

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

16.          Quarterly Financial Data (Unaudited)

The following table summarizes results for each of the four quarters in the years ended December 31, 2003 and 2002.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In thousands, except per share)
Year ended December 31, 2003:
Total revenues	$50,736	$45,525	$40,229	$35,499	$171,989
Gross profit (loss) (a)	$23,689	$15,445	$15,097	$(3,740)	$50,491
Income (loss) from continuing operations	$16,121	$6,311	$7,554	$(7,337)	$22,649
Net income (loss) (b)	$16,328	$6,311	$7,554	$(7,337)	$22,856

Net income (loss) per common share (c):
Basic:
Income (loss) from continuing operations	$1.73	$0.68	$0.81	$(0.78)	$2.43
Net income (loss)	$1.76	$0.68	$0.81	$(0.78)	$2.45

Diluted:
Income (loss) from continuing operations	$1.71	$0.67	$0.79	$(0.78)	$2.38
Net income (loss)	$1.73	$0.67	$0.79	$(0.78)	$2.40

Weighted average common shares outstanding:
Basic	9,303	9,319	9,330	9,364	9,329
Diluted	9,433	9,447	9,565	9,364	9,509

Year ended December 31, 2002:
Total revenues	$19,826	$20,275	$23,392	$28,738	$92,231
Gross profit (loss) (a)	$(1,354)	$3,081	$721	$2,919	$5,367
Income (loss) from continuing operations	$(3,072)	$1,267	$(2,166)	$(1,367)	$(5,338)
Net income (loss)	$(3,014)	$1,348	$(970)	$(1,367)	$(4,003)

Net income (loss) per common share (c):
Basic:
Income (loss) from continuing operations	$(0.33)	$0.14	$(0.23)	$(0.15)	$(0.58)
Net income (loss)	$(0.33)	$0.15	$(0.10)	$(0.15)	$(0.43)

Diluted:
Income (loss) from continuing operations	$(0.33)	$0.14	$(0.23)	$(0.15)	$(0.58)
Net income (loss)	$(0.33)	$0.14	$(0.10)	$(0.15)	$(0.43)

Weighted average common shares outstanding:
Basic	9,211	9,236	9,255	9,272	9,241
Diluted	9,211	9,375	9,255	9,272	9,241

(a)                        Gross profit equals operating income (loss) before general and administrative expenses.

(b)                       The Company recorded $17.8 million for abandonments and impairments in the fourth quarter of 2003.

(c)                        The sum of the individual quarterly net income (loss) per share amounts may not agree to the total for the year due to each period’s computation based on the weighted average number of common shares outstanding during each period.

17.          Costs of Oil and Gas Properties

The following table sets forth certain information with respect to costs incurred in connection with the Company’s oil and gas producing activities during the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001
	(In thousands)
Property acquisitions:
Proved	$—	$18,249	$1,278
Unproved	7,982	20,311	14,418
Developmental costs	11,689	4,964	19,692
Exploratory costs	49,277	27,011	75,857
Asset retirement costs (a)	776	3,500	—
Total	$69,724	$74,035	$111,245

(a)                      Excluded from asset retirement costs in 2003 was $1.5 million related to the cumulative effect of the adoption of SFAS 143 on January 1, 2003.

The following table sets forth the capitalized costs for oil and gas properties as of December 31, 2003 and 2002.

	2003	2002
	(In thousands)

Proved properties	$630,827	$597,980
Unproved properties	20,311	19,340
Total capitalized costs	656,531	617,320
Accumulated depreciation, depletion and amortization	(483,628)	(447,745)
Net capitalized costs	$172,903	$169,575

18.          Oil and Gas Reserve Information (Unaudited)

The estimates of proved oil and gas reserves utilized in the preparation of the consolidated financial statements were prepared by independent petroleum engineers.  Such estimates are in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve reports be prepared under economic and operating conditions existing at the registrant’s year end with no provision for price and cost escalations except by contractual arrangements.  Future cash inflows were computed by applying year-end prices to the year-end quantities of proved reserves.  Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing, producing, and abandoning proved oil and gas reserves at the end of the year, based on year-end costs.  Future income taxes were computed by applying statutory tax rates to the estimated net pre-tax cash flows after consideration of tax basis and tax credits and carryforwards.  All of the Company’s reserves are located in the United States.  For information about the Company’s results of operations from oil and gas producing activities, see the accompanying consolidated statements of operations.

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

The estimated present value of future cash flows relating to proved reserves is extremely sensitive to prices used at any measurement period.  The prices used for each commodity for the years ended December 31, 2003, 2002 and 2001 were as follows:

	Average Price
	Oil (a)	Gas
As of December 31:
2003	$30.45	$5.61
2002	$28.98	$4.44
2001	$17.92	$2.64

(a)   Includes natural gas liquids

Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions(a)	Deductions(b)	Balance at End of Period
	(In thousands)
Year Ended December 31, 2003:
Allowance for doubtful accounts - Joint interest and other	$400	$1,002	$(64)	$1,338
Allowance for doubtful accounts - Oil and gas sales	286	—	(286)	—
	$686	$1,002	$(350)	$1,338
Year Ended December 31, 2002:
Allowance for doubtful accounts - Joint interest and other	$400	$46	$(46)	$400
Allowance for doubtful accounts - Oil and gas sales	286	—	—	286
	$686	$46	$(46)	$686
Year Ended December 31, 2001:
Allowance for doubtful accounts - Joint interest and other	$350	$343	$(293)	$400
Allowance for doubtful accounts - Oil and gas sales	—	286	—	286
	$350	$629	$(293)	$686

(a)   Additions relate to provisions for doubtful accounts

(b)   Deductions relate to the write-off of accounts receivable deemed uncollectible

S-1