Form 10-Q/A
period 2004-03-31
CLAYTON WILLIAMS ENERGY INC /DE
filed 2004-10-14
CIK 880115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

CLAYTON WILLIAMS ENERGY, INC.

EXPLANATORY NOTE

Clayton Williams Energy, Inc. is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the period ended March 31, 2004 as filed by us on May 5, 2004 to address comments received from the Securities and Exchange Commission in a review of our Quarterly Report on Form 10-Q. For convenience and ease of reference, the Company is filing this Quarterly Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in the amendment is as of May 5, 2004. This Amendment No. 1 to the Quarterly Report on Form 10-Q/A should be read in conjunction with our subsequent filings with the SEC.

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

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share)

	Three Months Ended March 31,
	2004	2003
REVENUES
Oil and gas sales	$36,332	$48,697
Natural gas services	2,527	2,048
Gain (loss) on sales of property and equipment	5	(9)
Total revenues	38,864	50,736

COSTS AND EXPENSES
Production	6,955	7,571
Exploration:
Abandonments and impairments	4,632	4,462
Seismic and other	1,925	2,352
Natural gas services	2,352	1,940
Depreciation, depletion and amortization	8,524	10,571
Accretion of abandonment obligations	175	151
General and administrative	3,301	1,740
Total costs and expenses	27,864	28,787
Operating income	11,000	21,949

OTHER INCOME (EXPENSE)
Interest expense	(460)	(992)
Change in fair value of derivatives	(3,093)	3,449
Other	(124)	275
Total other income (expense)	(3,677)	2,732
Income before income taxes	7,323	24,681
Income tax expense	2,510	8,560
Income before extraordinary items	4,813	16,121
Cumulative effect of accounting change, net of tax	—	207
NET INCOME	$4,813	$16,328
Net income per common share:
Basic:
Income before extraordinary items	$0.51	$1.73
Net income	$0.51	$1.76

Diluted:
Income before extraordinary items	$0.50	$1.71
Net income	$0.50	$1.73

Weighted average common shares outstanding:
Basic	9,371	9,303
Diluted	9,720	9,433

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

13.                               Subsequent Event

On May 3, 2004, the Company entered into a cash merger agreement to purchase the common stock of Southwest Royalties, Inc. (“Southwest”), a privately owned energy company based in Midland, Texas.  The stock purchase will include working capital and other assets and liabilities of Southwest.  The transaction is subject to approval by Southwest shareholders and is expected to close on or before May 21, 2004.  The amount of cash consideration to be paid by the Company at closing is estimated to be $187.8 million.  The Company intends to finance the merger through a new financing package provided by Bank One NA.

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

Proposed Merger

On May 3, 2004, we entered into a cash merger agreement to purchase the common stock of Southwest Royalties, Inc. (“Southwest”), a privately owned energy company based in Midland, Texas.  The stock purchase will include working capital and other assets and liabilities of Southwest.  The transaction is subject to approval by Southwest shareholders and is expected to close on or before May 21, 2004.  The amount of cash consideration we expect to pay at closing is estimated to be $187.8 million.  We intend to finance the merger through a new financing package provided by Bank One NA.  The effects of the proposed merger on our results of operations and our liquidity and capital resources have not been included in this Form 10-Q, but will be made available as soon as practicable through future filings with the SEC.

Supplemental Information

The following unaudited information is intended to supplement the consolidated financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Three Months Ended March 31,
	2004	2003
Oil and Gas Production Data:
Gas (MMcf)	4,177	6,896
Oil (MBbls)	375	373
Natural gas liquids (MBbls)	69	49
Total (MMcfe)	6,841	9,428

Average Realized Prices:
Gas ($/Mcf):
Before hedging losses	$5.17	$6.24
Hedging losses (1)	—	(.98)
Net realized price	$5.17	$5.26
Oil ($/Bbl):
Before hedging losses	$34.04	$32.62
Hedging losses (1)	—	(3.59)
Net realized price	$34.04	$29.03

Natural gas liquids ($/Bbl):	$24.57	$24.80

Average Daily Production:
Natural Gas (Mcf):
Austin Chalk (Trend)	3,669	4,210
Cotton Valley Reef Complex	28,119	51,400
Louisiana	10,739	17,488
New Mexico/West Texas	1,866	1,700
Other	1,508	1,824
Total	45,901	76,622
Oil (Bbls):
Austin Chalk (Trend)	2,393	2,817
Louisiana	738	621
New Mexico/West Texas	940	654
Other	50	52
Total	4,121	4,144
Natural Gas Liquids (Bbls):
Austin Chalk (Trend)	371	262
New Mexico/West Texas	186	136
Louisiana	201	146
Total	758	544

Exploration Costs (in thousands):
Abandonment and impairment costs:
South Louisiana	$3,600	$3,100
Cotton Valley Reef Complex	—	1,000
Nevada, Arizona, California and Utah	500	300
Other	500	100
Total	4,600	4,500
Seismic and other	1,900	2,300
Total exploration costs	$6,500	$6,800

Oil and Gas Costs ($/Mcfe Produced):
Production	$1.02	$.80
Oil and gas depletion	$1.14	$1.08

Net Wells Drilled (2):
Exploratory Wells	2.1	4.2
Developmental Wells	5.5	.1

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

Oil and gas operating results

Oil and gas sales in 2004 were 25% lower than 2003 due mostly to lower gas production, offset in part by higher oil prices.  Increases in production volumes accounted for a $1.5 million increase while the price variance accounted for a $13.9 million decrease in oil and gas sales, resulting in a net decrease of $12.4 million.

Gas production in 2004 fell 39% as compared to 2003, continuing its downward trend since reaching a peak during the second quarter of 2003.  Our peak gas production in 2003 was due primarily to high initial production rates from the Lee Fazzino #2 well in the Cotton Valley area.  This well accounted for approximately 62% of our total gas production in 2003.  As gas production from the Lee Fazzino #2 and other wells in the Cotton Valley area declined due to normal reservoir depletion, we were unable to completely offset this decline with production from our exploration program.  Oil production, on the other hand, increased slightly as a result of a limited developmental drilling program we began late in 2003 on existing acreage in New Mexico.

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

Looking forward, in the absence of new production from our exploration program or from acquisitions of proved reserves, we currently estimate that our oil and gas production on an Mcfe basis will be approximately 30% lower for the year 2004 than for the year 2003.  Annual oil production will trend downward as a result of normal reservoir depletion, although at a slightly slower rate due to the developmental drilling in New Mexico and water fracs in the Austin Chalk (Trend) which is expected to offset a portion of the decline.  Annual gas production will trend downward due primarily to normal reservoir depletion in the Cotton Valley Reef Complex area and south Louisiana.  We currently plan to spend approximately $73.5 million in 2004 to explore for new oil and gas production.  Through these exploration efforts, we believe we can add sufficient volumes of new production to reduce this decline.  If we do not offset the projected decline in production with new production from exploration activities or acquisitions of proved properties, annual oil and gas sales and cash flow in 2004 may be significantly lower than 2003.

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

General and administrative (“G&A”) expenses, excluding non-cash, stock-based employee compensation, increased 50% in 2004 as compared to 2003 due primarily to higher personnel costs, and increased professional fees and insurance costs.  G&A expenses for 2004 include a non-cash charge of $577,000 for stock-based employee compensation required by Financial Accounting Standards Board Interpretation No. 44.  A non-cash credit (reduction of expense) of $69,000 was required for the 2003 period.  Since the amount of this non-cash provision or credit is based on the quoted market value of our common stock, the future results of our operations may be subject to significant volatility based on changes in the market price of our common stock.

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

Cash flow provided by operating activities for the three months ended March 31, 2004 was 27% lower than the same period in 2003.  Our primary source of cash from operating activities is our oil and gas sales, net of production costs, and the primary drivers of our cash flow are oil and gas production volumes and oil and gas prices.  Oil and gas sales declines in 2004 were partially offset by higher oil prices.  Production costs, which are relatively fixed on an Mcfe basis, and did not decline significant as oil and gas sales declined.  Our cash flow provided by operating activities is subject to material variation with changes in oil and gas production levels and product prices.

Credit Facility

We rely on the Credit Facility for both our short-term liquidity (working capital) and our long-term financing needs.  The funds available to us at any time under this Credit Facility are limited to the amount of the borrowing base established by the banks.  As long as we have sufficient availability under the Credit Facility to meet our obligations as they come due, we will have sufficient liquidity and will be able to fund any short-term working capital deficit.

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

Working capital computed for loan compliance purposes differs from our working capital calculated in accordance with generally accepted accounting principles (GAAP).  Because we rely heavily on borrowing under our Credit Facility to meet our short-term liquidity requirements and to finance capital expenditures, we consider loan compliance working capital to be important as a measure of our liquidity and capital resources.  Unlike working capital determined under GAAP, loan compliance working capital includes the funds available to us under the Credit Facility and is not affected by the volatility in reported working capital caused by changes in the fair value of derivatives.  Our reported working capital deficit increased from $13.1 million at December 31, 2003 to $22.8 million at March 31, 2004.  After giving effect to the adjustments in calculating working capital for purposes of the Credit Facility, our loan compliance working capital was a positive $27.3 million at March 31, 2004, as compared to a positive $32.3 million at December 31, 2003.  The following table reconciles our GAAP working capital to the working capital computed for loan compliance purposes at March 31, 2004 and December 31, 2003.

	March 31, 2004	December 31, 2003
	(In thousands)
Working capital (deficit) per GAAP	$(22,796)	$(13,119)
Add funds available under the Credit Facility	40,725	40,725
Exclude fair value of derivatives classified as current assets or current liabilities	5,177	2,233
Exclude current maturities of vendor finance obligations	4,171	2,453
Working capital per loan covenant	$27,277	$32,292

The acquisition of Southwest Royalties, Inc. (“Southwest”), if consummated, will significantly increase our indebtedness and decreased our liquidity.  This additional leverage is expected to increase our cost of capital initially by approximately 1.5 percent annually due primarily to higher interest rates on the increased indebtedness and the amortization of debt issue costs expected to be incurred in connection with the new credit facilities.

The working capital covenant under the Credit Facility requires us to maintain positive working capital.  In addition, we are required to maintain a ratio of debt to cash flow, determined in accordance with the Credit Facility, of no more than 2.75 to 1.  We were in compliance with these and all other financial and non-financial covenants at March 31, 2004; however, with our anticipated increase in leverage and reduction in liquidity in connection with the acquisition of Southwest, we cannot be assured that we will continue to meet all of the loan covenants under the Credit Facility in the future.  If we fail to meet any loan covenants, we would ask the banks to allow us sufficient time to obtain additional capital resources through alternative means.  If a suitable arrangement could not be reached with the banks, the banks could accelerate the indebtedness and seek to foreclose on the pledged assets.

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

From time to time, we utilize commodity derivatives, consisting primarily of “swaps,” “collars” and floors,” to attempt to optimize the price received for our oil and natural gas production.  When using swaps to hedge our oil and natural gas production, we receive a fixed price for the respective commodity and pay a floating market price as defined in each contract (generally NYMEX futures prices), resulting in a net amount due to or from the counterparty at the settlement date.  Collars are a combination of options that provide us with a put option (fixed floor price in exchange for a call option (fixed ceiling price).  If the market price for the hedged commodity exceeds the fixed ceiling price or falls below the fixed floor price, then we receive the fixed price and pay the market price.  If the market price is between the fixed floor and the fixed ceiling prices, then no payments are due from either party.  In addition, we may purchase put options in which we pay the counterparty the fair value of the option at the purchase date and receive from the counterparty the excess, if any, of the fixed floor price over the floating market price.  The commodity derivatives we use differ from futures contracts in that there is not a contractual obligation that requires or permits the future physical delivery of the hedged products.  We do not enter into commodity derivatives for trading purposes.  In addition to commodity derivatives, we may, from time to time, sell a portion of our gas production under short-term contracts at fixed prices.

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

CLAYTON WILLIAMS ENERGY, INC.

Date:	October 14, 2004	By:	/s/ L. Paul Latham
L. Paul Latham
Executive Vice President and Chief Operating Officer

Date:	October 14, 2004	By:	/s/ Mel G. Riggs
Mel G. Riggs
Senior Vice President and Chief Financial Officer