Form 10-Q/A
period 2004-06-30
CLAYTON WILLIAMS ENERGY INC /DE
filed 2004-10-14
CIK 880115

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

CLAYTON WILLIAMS ENERGY, INC.

EXPLANATORY NOTE

Clayton Williams Energy, Inc. is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the period ended June 30, 2004 as filed by us on August 9, 2004 to address comments received from the Securities and Exchange Commission in a review of our Quarterly Report on Form 10-Q. For convenience and ease of reference, the Company is filing this Quarterly Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in the amendment is as of August 9, 2004. This Amendment No. 1 to the Quarterly Report on Form 10-Q/A should be read in conjunction with our subsequent filings with the SEC.

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

In its recent review of registrants’ filings, the staff of the SEC has questioned the applicability of SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) to lease agreements and drilling rights commonly utilized in the oil and gas industry.  If applicable, SFAS 142 could require oil and gas companies to separately report on their balance sheets the costs of proved and unproved leasehold and mineral interests acquired after June 30, 2001, including related accumulated depletion, as intangible assets and provide related intangible asset disclosures.  Oil and gas companies have generally included leasehold costs in the property and equipment caption on the balance sheet since the value of the proved leases is inseparable from the value of the related oil and gas reserves, and since the costs of unproved leasehold and mineral interests are regularly evaluated for impairment based on lease terms and drilling activity.  The staff of the FASB has issued a proposed position clarifying that SFAS 142 does not supercede the balance sheet classification and disclosure for drilling and mineral rights of oil and gas producing entities within the scope of FASB No. 19.  If the final FASB Staff Position is issued as written, no change in financial reporting for oil and gas mineral rights will be required.  If SFAS 142 is determined to apply to oil and gas companies, the Company may be required to make certain reclassifications within property and equipment on the balance sheet, and additional disclosures may be required.

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
$285,492

The purchase price for SWR and the related allocation of the purchase price to the assets acquired is preliminary.  The Company is continuing to gather information concerning the estimated fair value of certain assets and liabilities as of the acquisition date and may adjust its preliminary estimates based on this information.  Any such adjustments may be material.  The primary accounts subject to adjustment include deferred income taxes, property and equipment and liability contingencies.  The Company expects to finalize its valuation estimates by December 31, 2004.

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

	Six Months Ended June 30,
	2004	2003
	(In thousands, except per share data)

Revenues	$106,249	$124,140
Net income (loss) from continuing operations	$(3,705)	$24,109

Net income (loss) from continuing operations per share:
Basic	$(.34)	$2.25
Diluted	$(.34)	$2.23

5.                                      Long-Term Debt

Long-term debt consists of the following:

	June 30, 2004	December 31, 2003
	(In thousands)

Secured bank credit facilities:
Revolving loan, due May 2007	$162,400	$50,000
Senior term loan, due May 2008	50,000	—
Vendor finance obligations	5,611	5,748
10.5% Senior Notes, interest payable semi-annually, due October 15, 2004, net of discount of $17 (a)	8,853	—
Other	973	—
	227,837	55,748
Less current maturities	(13,759)	(2,453)
	$214,078	$53,295

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

Swaps:

	Oil
	Bbls	Price
Production Period:
3rd Quarter 2004	150,000	$31.53
4th Quarter 2004	150,000	$31.53
	300,000

Floors:

	Gas		Oil
	MMBtu (a)	Floor	Bbls	Floor
Production Period:	150,000
1st Quarter 2005	1,800,000	$4.50	117,000	$28.00
2nd Quarter 2005	1,820,000	$4.50	118,300	$28.00
3rd Quarter 2005	1,840,000	$4.50	119,600	$28.00
4th Quarter 2005	1,840,000	$4.50	119,600	$28.00
	7,300,000		474,500

Collars:

	Gas			Oil
	MMBtu (a)	Floor	Ceiling	Bbls	Floor	Ceiling
Production Period:
3rd Quarter 2004	2,220,000	$4.20	$5.28	179,000	$23.00	$25.46
3rd Quarter 2004	718,000	$4.00	$5.24
4th Quarter 2004	690,000	$4.20	$5.28	175,000	$23.00	$25.46
4th Quarter 2004	685,000	$4.00	$5.24
1st Quarter 2005	649,000	$4.00	$5.23	170,000	$23.00	$25.41
2nd Quarter 2005	630,000	$4.00	$5.23	168,000	$23.00	$25.41
3rd Quarter 2005	607,000	$4.00	$5.23	165,000	$23.00	$25.41
4th Quarter 2005	588,000	$4.00	$5.23	162,000	$23.00	$25.41
2006	2,024,000	$4.00	$5.21	613,000	$23.00	$25.32
2007	1,831,000	$4.00	$5.18	562,000	$23.00	$25.20
2008	1,279,000	$4.00	$5.15	392,000	$23.00	$25.07
	11,921,000			2,586,000

(a)                        One MMBtu equals one Mcf at a Btu factor of 1,000.

Interest Derivatives:

	Principal Balance	Libor Rates
Period:
July 1, 2004 to November 1, 2004	$65,000,000	1.68%
November 1, 2004 to November 1, 2005	$60,000,000	2.97%
November 1, 2005 to November 1, 2006	$55,000,000	4.29%
November 1, 2006 to November 1, 2007	$50,000,000	5.19%
November 1, 2007 to November 1, 2008	$45,000,000	5.73%

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

	Three Months Ended June 30,
	2004	2003
Oil and Gas Production Data:
Gas (MMcf)	4,105	7,026
Oil (MBbls)	465	392
Natural gas liquids (MBbls)	35	42
Total (MMcfe)	7,105	9,630

Average Realized Prices:
Gas ($/Mcf):
Before hedging losses	$5.68	$5.38
Hedging losses (1)	—	(.81)
Net realized price	$5.68	$4.57
Oil ($/Bbl):
Before hedging losses	$37.04	$28.25
Hedging losses (1)	—	(2.34)
Net realized price	$37.04	$25.91
Natural gas liquids ($/Bbl):	$22.34	$18.81

Average Daily Production:
Natural Gas (Mcf):
Austin Chalk (Trend)	3,110	3,686
Cotton Valley Reef Complex	23,295	48,836
Louisiana	9,898	20,241
New Mexico/West Texas	2,000	1,823
SWR (2)	5,505	—
Other	1,302	2,623
Total	45,110	77,209
Oil (Bbls):
Austin Chalk (Trend)	2,242	2,819
Louisiana	693	634
New Mexico/West Texas	878	781
SWR(2)	1,231	—
Other	66	74
Total	5,110	4,308
Natural Gas Liquids (Bbls):
Austin Chalk (Trend)	136	145
New Mexico/West Texas	83	167
Louisiana	166	150
Total	385	462

Exploration Costs (in thousands):
Abandonment and impairment costs:
South Louisiana	$12,200	$1,700
Cotton Valley Reef Complex	—	6,200
Nevada, Arizona, California and Utah	1,100	—
Other	200	1,000
Total	13,500	8,900
Seismic and other	1,800	1,600
Total exploration costs	$15,300	$10,500

	Three Months Ended June 30,
	2004	2003
Oil and Gas Costs ($/Mcfe Produced):
Production costs	$1.15	$.69
Oil and gas depletion	$1.19	$1.05
Net Wells Drilled (3):
Exploratory Wells	2.5	1.3
Developmental Wells	1.7	2.9

	Six Months Ended June 30,
	2004	2003
Oil and Gas Production Data:
Gas (MMcf)	8,282	13,922
Oil (MBbls)	840	765
Natural gas liquids (MBbls)	104	91
Total (MMcfe)	13,946	19,058

Average Realized Prices:
Gas ($/Mcf):
Before hedging losses	$5.42	$5.81
Hedging losses (1)	—	(.90)
Net realized price	$5.42	$4.91
Oil ($/Bbl):
Before hedging losses	$35.67	$30.42
Hedging losses (1)	—	(2.96)
Net realized price	$35.67	$27.46
Natural gas liquids ($/Bbl):	$23.82	$22.03

Average Daily Production:
Natural Gas (Mcf):
Austin Chalk (Trend)	3,386	3,947
Cotton Valley Reef Complex	25,707	50,111
Louisiana	10,319	18,873
New Mexico/West Texas	1,917	1,761
SWR (2)	2,753	—
Other	1,423	2,225
Total	45,505	76,917
Oil (Bbls):
Austin Chalk (Trend)	2,318	2,819
Louisiana	716	627
New Mexico/West Texas	909	718
SWR (2)	615	—
Other	57	63
Total	4,615	4,227
Natural Gas Liquids (Bbls):
Austin Chalk (Trend)	252	201
New Mexico/West Texas	135	152
Louisiana	184	150
Total	571	503

	Six Months Ended June 30,
	2004	2003
Exploration Costs (in thousands):
Abandonment and impairment costs:
South Louisiana	$15,800	$4,800
Cotton Valley Reef Complex	—	7,200
Nevada, Arizona, California and Utah	1,600	300
Other	700	1,100
Total	18,100	13,400
Seismic and other	3,700	4,000
Total exploration costs	$21,800	$17,400

Oil and Gas Costs ($/Mcfe Produced):
Production costs	$1.08	$.75
Oil and gas depletion	$1.17	$1.07
Net Wells Drilled (3):
Exploratory Wells	4.6	5.5
Developmental Wells	7.2	3.0

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

Gas production in 2004 declined 42% as compared to 2003, continuing its downward trend since reaching a peak during the second quarter of 2003.  Our peak gas production in 2003 was due primarily to high initial production rates from the Lee Fazzino #2 well in the Cotton Valley area.  This well accounted for approximately 62% of our total gas production in 2003.  As gas production from the Lee Fazzino #2 and other wells in the Cotton Valley area declined due to normal reservoir depletion, we were unable to completely offset this decline with production from our exploration program.  We expect that production from the properties acquired from SWR will decline at a significantly lower rate than our existing production in the Cotton Valley Reef Complex area and south Louisiana because most of the acquired properties are mature properties with lower depletion rates.  Oil production, on the other hand, increased 19% primarily as a result of the acquisition of SWR during 2004, offset in part by the continued decline of oil production from existing wells in the Austin Chalk (Trend).

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

Gas production in 2004 declined 41% as compared to 2003, continuing its downward trend since reaching a peak during the second quarter of 2003.  Our peak gas production in 2003 was due primarily to high initial production rates from the Lee Fazzino #2 well in the Cotton Valley area.  This well accounted for approximately 62% of our total gas production in 2003.  As gas production from the Lee Fazzino #2 and other wells in the Cotton Valley area declined due to normal reservoir depletion, we were unable to completely offset this decline with production from our exploration program.  We expect that production from the properties acquired from SWR will decline at a significantly lower rate than our existing production in the Cotton Valley Reef Complex area and south Louisiana because most of the acquired properties are mature properties with lower depletion rates.  Oil production, on the other hand, increased 10% as a result of the acquisition of SWR during 2004, offset in part by the continued decline of oil production from existing wells in the Austin Chalk (Trend).

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

Our actual expenditures during 2004 may be substantially higher or lower than these estimates since our plans for exploration and development activities may change during the year.  Other factors, such as prevailing product prices and the availability of capital resources, could also increase or decrease the ultimate level of expenditures during 2004.  Most of the cash needed to finance these expenditures will be provided by operating activities.

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

We are currently evaluating up to 200 gross (100 net) well locations on leasehold acreage obtained through the SWR acquisition that may be suitable for conducting lower-risk developmental drilling activities.  We believe that pursuing developmental activities at these locations will complement our efforts to obtain oil and gas reserves through higher-risk exploration activities.  We currently anticipate that our expenditures in 2005 will be more balanced between exploration and development activities.  We may also decide to selectively divest properties acquired through the SWR acquisition that are outside of our strategic focus.

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

2.1**

Agreement and Plan of Merger among Clayton Williams Energy, Inc., CWEI-SWR, Inc. and Southwest Royalties, Inc., dated May 3, 2004, filed as Exhibit 2.1 to our Current Report on Form 8-K filed June 3, 2004

3.1**	Second Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to our Form S-2 Registration Statement, Commission File No. 333-13441

3.2**	Certificate of Amendment of Second Restated Certificate of Incorporation of Clayton Williams Energy, Inc., filed as Exhibit 3.1 to our Form 10-Q for the period ended September 30, 2000

3.3**	Bylaws of the Company, filed as Exhibit 3.4 to our Form S-1 Registration Statement, Commission File No. 33-43350

10.1**	Stock Purchase Agreement dated May 19, 2004 by and among the Company and various institutional investors, filed as Exhibit 4 to our Current Report on Form 8-K filed June 2, 2004

10.2**

Amended and Restated Credit Agreement dated as of May 21, 2004 among Clayton Williams Energy, Inc., et al, and Bank One, NA, et al, filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on June 23, 2004

10.3**

Senior Term Credit Agreement dated as of May 21, 2004 among Clayton Williams Energy, Inc., et al, and Bank One, NA, et al, filed as Exhibit 10.2 to our Current Report on Form 8-K/A filed on June 23, 2004

10.4*	Second Amendment to Consolidation Agreement dated May 19, 2004 among Clayton Williams Energy, Inc., Warrior Gas Co. and the Williams Entities

31.1*	Certification of the Chief Executive Officer of Clayton Williams Energy, Inc.

31.2*	Certification of the Chief Financial Officer of Clayton Williams Energy, Inc.

32.1*	Certification by the President and Chief Executive Officer of Clayton Williams Energy, Inc. pursuant to 18 U.S.C. § 1350

32.2*	Certification by the Chief Financial Officer of Clayton Williams Energy, Inc. pursuant to 18 U.S.C. § 1350

*	Filed herewith
**	Incorporated by reference to the filing indicated

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