Form 10-Q
period 2004-09-30
CLAYTON WILLIAMS ENERGY INC /DE
filed 2004-11-04
CIK 880115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

There were 10,780,365 shares of Common Stock, $.10 par value, of the registrant outstanding as of November 3, 2004.

CLAYTON WILLIAMS ENERGY, INC.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,359	$15,454
Accounts receivable:
Oil and gas sales, net	20,225	16,725
Joint interest and other, net	3,568	2,972
Affiliates	1,324	453
Inventory	6,822	787
Deferred income taxes	485	1,241
Prepaids and other	2,512	1,518
	50,295	39,150
PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	963,523	656,531
Natural gas gathering and processing systems	17,374	16,829
Other	13,505	12,300
	994,402	685,660
Less accumulated depreciation, depletion and amortization	(531,226)	(504,101)
Property and equipment, net	463,176	181,559
OTHER ASSETS	7,639	3,724
	$521,110	$224,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable:
Trade	$36,155	$33,523
Oil and gas sales	10,740	10,086
Affiliates	1,938	1,254
Current maturities of long-term debt	5,196	2,453
Fair value of derivatives	23,935	2,233
Accrued liabilities and other	3,356	2,720
	81,320	52,269
NON-CURRENT LIABILITIES
Long-term debt	217,696	53,295
Deferred income taxes	43,157	8,504
Fair value of derivatives	29,239	—
Other	19,799	9,584
	309,891	71,383
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share, authorized – 3,000,000 shares; issued and outstanding – none	—	—
Common stock, par value $.10 per share, authorized – 30,000,000 shares; issued and outstanding – 10,775,409 shares in 2004 and 9,368,322 shares in 2003	1,078	937
Additional paid-in capital	104,455	73,972
Retained earnings	24,366	25,872
	129,899	100,781
	$521,110	$224,433

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES
Oil and gas sales	$52,517	$38,039	$129,968	$129,785
Natural gas services	2,074	2,202	6,973	6,504
Gain (loss) on sales of property and equipment	(68)	(12)	(2)	201
Total revenues	54,523	40,229	136,939	136,490

COSTS AND EXPENSES
Production	12,372	7,227	27,502	21,477
Exploration:
Abandonments and impairments	11,197	3,953	29,296	17,347
Seismic and other	1,350	1,481	5,087	5,445
Natural gas services	1,882	2,075	6,529	6,064
Depreciation, depletion and amortization	11,583	10,055	29,354	31,279
Impairment of property and equipment	—	170	—	170
Accretion of abandonment obligations	413	171	853	477
General and administrative	2,493	2,039	8,080	6,969
Total costs and expenses	41,290	27,171	106,701	89,228
Operating income	13,233	13,058	30,238	47,262
OTHER INCOME (EXPENSE)
Interest expense	(2,806)	(697)	(4,715)	(2,550)
Change in fair value of derivatives	(24,580)	412	(27,982)	1,154
Other	764	(1,239)	727	(1,356)
Total other income (expense)	(26,622)	(1,524)	(31,970)	(2,752)

Income (loss) before income taxes	(13,389)	11,534	(1,732)	44,510
Income tax expense (benefit)	(4,201)	3,980	(226)	14,524
Income (loss) before extraordinary items	(9,188)	7,554	(1,506)	29,986
Cumulative effect of accounting change, net of tax	—	—	—	207
NET INCOME (LOSS)	$(9,188)	$7,554	$(1,506)	$30,193
Net income (loss) per common share:
Basic:
Income (loss) before extraordinary items	$(0.85)	$0.81	$(0.16)	$3.22
Net income (loss)	$(0.85)	$0.81	$(0.16)	$3.24

Diluted:
Income (loss) before extraordinary items	$(0.85)	$0.79	$(0.16)	$3.17
Net income (loss)	$(0.85)	$0.79	$(0.16)	$3.19

Weighted average common shares outstanding:
Basic	10,769	9,330	9,560	9,318
Diluted	10,769	9,565	9,560	9,463

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional
	No. of Shares	Par Value	Paid-In Capital	Retained Earnings
BALANCE,
December 31, 2003	9,368	$937	$73,972	$25,872
Net loss and total comprehensive loss	—	—	—	(1,506)
Issuance of stock through compensation plans	26	3	634	—
Issuance of common stock, net of offering costs of $1,773	1,381	138	29,849	—
BALANCE,
September 30, 2004	10,775	$1,078	$104,455	$24,366

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,506)	$30,193
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	29,354	31,279
Impairment of property and equipment	—	170
Exploration costs	29,296	17,347
(Gain) loss on sales of property and equipment	2	(201)
Deferred income taxes	(226)	13,989
Non-cash employee compensation	272	738
Change in fair value of derivatives	22,273	(981)
Accretion of abandonment obligations	853	477
Cumulative effect of accounting change, net of tax	—	(207)

Changes in operating working capital, net of the effects of a business acquisition in 2004:
Accounts receivable	6,243	(857)
Accounts payable	536	5,651
Other	(3,938)	1,247
Net cash provided by operating activities	83,159	98,845

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(93,593)	(49,931)
Consideration paid to acquire a business, net of cash acquired of $12,341	(168,204)	—
Proceeds from sales of property and equipment	441	236
Other	354	(407)
Net cash used in investing activities	(261,002)	(50,102)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	191,800	—
Repayments of long-term debt	(35,258)	(43,956)
Proceeds from sale of common stock	30,008	243
Payment of debt issue costs	(4,156)	—
Derivative settlements	(4,646)	—
Net cash provided by (used in) financing activities	177,748	(43,713)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(95)	5,030

CASH AND CASH EQUIVALENTS
Beginning of period	15,454	5,676
End of period	15,359	10,706

SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$3,857	$2,587

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

2.             Presentation

On May 21, 2004, the Company acquired all the outstanding common stock of Southwest Royalties, Inc. (see Note 4).  The accompanying unaudited consolidated financial statements of the Company for 2004 include the accounts of Southwest Royalties, Inc., its wholly owned subsidiaries and its undivided interests in oil and gas limited partnerships as of September 30, 2004 and for the period from May 21, 2004 through September 30, 2004.

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

In the opinion of management, the Company’s unaudited consolidated financial statements as of September 30, 2004 and for the interim periods ended September 30, 2004 and 2003 include all adjustments which are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States.  These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

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

3.             Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” (“FIN 46”).  In December 2003, the FASB clarified some of the provisions in a revised FIN 46 (“FIN 46R”).  FIN 46R defines the characteristics of a variable interest entity (“VIE”) and requires that if a company is the primary beneficiary of a VIE, that VIE’s assets, liabilities and results of operations should be consolidated in the company’s financial statements.  A company is the primary beneficiary of a VIE if the company will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s expected residual returns if they occur, or both.  Since the Company does not hold an interest in any entity that has the characteristics of a VIE, the adoption of FIN 46R during the nine months ended September 30, 2004 had no impact on the Company’s consolidated financial statements.

4.             Acquisition of Southwest Royalties, Inc.

On May 21, 2004, the Company acquired all the outstanding common stock of Southwest Royalties, Inc. (“SWR”) through a merger.  Prior to the acquisition, SWR was a privately-held, Midland-based energy company engaged in oil and gas exploration, production, development and acquisition activities in the United States.  Most of SWR’s properties are located in the Permian Basin of west Texas and southeastern New Mexico.  SWR owns interests in more than 6,000 oil and gas wells, and is the operator of approximately 1,400 of these wells.  The Company estimated that the SWR acquisition added approximately 180 Bcfe to its proved oil and gas reserves on the effective date of the acquisition.

In connection with the acquisition of SWR, the Company paid $57.1 million to holders of SWR common stock and common stock warrants ($45.01 per share) and assumed and refinanced approximately $113.9 million of SWR bank debt at closing.  In addition, the Company incurred approximately $9.4 million of merger-related costs, including (i) the assumption of SWR’s obligations to its officers and employees pursuant to change of control arrangements and (ii) investment banking, legal, accounting and other direct transaction costs related to the acquisition of SWR.

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

The following table sets forth the calculation of the preliminary purchase price for SWR and the related allocation of the preliminary purchase price to the assets acquired (in thousands):

Preliminary purchase price:
Acquisition of outstanding common stock and warrants	$57,139
Long-term debt assumed and refinanced by CWEI	113,949
Assumption of other non-current liabilities	31,024
Transaction costs incurred	9,355
Current liabilities assumed	26,425
Deferred income taxes	36,348
$274,240

Allocation of preliminary purchase price:
Current assets	$23,436
Proved oil and gas properties	228,844
Unproved oil and gas properties	18,096
Other property and equipment	3,494
Other assets	370
$274,240

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

The revaluation of SWR’s assets and liabilities under the purchase method of accounting created significant differences between the carrying value for financial reporting purposes and those used for income tax reporting purposes, resulting in federal and state deferred tax liabilities of $36.3 million on the effective date of the acquisition.

The following table reflects the unaudited pro forma results of operations for the nine months ended September 30, 2004 and 2003 as though the acquisition of SWR had occurred on January 1, 2003.  The pro forma amounts are not necessarily indicative of the results that may be reported in the future.

	Nine Months Ended September 30,
	2004	2003
	(In thousands, except per share data)

Revenues	$160,772	$178,652
Net income (loss) from continuing operations	$(12,703)	$34,528

Net income (loss) from continuing operations per share:
Basic	$(1.18)	$3.23
Diluted	$(1.18)	$3.18

5.             Long-Term Debt

Long-term debt consists of the following:

	September 30, 2004	December 31, 2003
	(In thousands)
Secured bank credit facilities:
Revolving loan, due May 2007	$166,800	$50,000
Senior term loan, due May 2008	50,000	—
Vendor finance obligations	5,146	5,748
Other	946	—
	222,892	55,748
Less current maturities	(5,196)	(2,453)
	$217,696	$53,295

Aggregate maturities of long-term debt at September 30, 2004 are as follows:  2005 – $5,196,000; 2006 - $896,000; 2007 - $166,800,000; and 2008 - $50,000,000.

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

The revolving credit facility provides for interest at rates based on the agent bank’s prime rate plus margins ranging from .25% to 1%, or if elected by the Company based on LIBOR plus margins ranging from 1.5% to 2.25%.  The Company also pays a commitment fee on the unused portion of the revolving credit facility.  Initially, the senior term credit facility provides for interest at rates based on the agent bank’s prime rate plus a margin of 3.5%, or if elected by the Company based on LIBOR plus a margin of 5%.  Unless and until the principal balance on the senior term credit facility is equal to or less than $40 million, the applicable margins will increase by .5% per quarter, beginning July 1, 2004.  Once the principal balance is $40 million or less, the prime rate margin will be fixed at 2.5%, and the LIBOR margin will be fixed at 4%.  Interest and fees are payable at least quarterly.  The effective annual interest rate on the combined credit facility, including bank fees and amortization of debt issue costs, for the nine months ended September 30, 2004 was 4.9%.

The amount of funds available to the Company under the revolving credit facility is the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit.  The borrowing base, which is based on the discounted present value of future net revenues from oil and gas production, is subject to redetermination at any time, but at least semi-annually in May and November, and is made at the discretion of the banks.  At September 30, 2004, the borrowing base was $180 million, with no monthly commitment reductions.  After allowing for outstanding letters of credit totaling $4.3 million, the Company had $8.9 million available under the revolving credit facility at September 30, 2004.

Principal under the senior term note is due at maturity; however, mandatory prepayments are required when the Company raises funds from capital markets transactions or sales of assets.  Prepayments that reduce the principal balance on the senior term note below $40 million are subject to a 1% prepayment penalty.

The loan agreements applicable to the respective credit facilities contain financial covenants that are computed quarterly.  The working capital covenant requires the Company to maintain a ratio of current assets to current liabilities of at least 1 to 1.  Other financial covenants under the credit facilities require the Company to maintain a ratio of indebtedness to cash flow of no more than 3 to 1, and a ratio of reserve value to indebtedness of at least 1.5 to 1.  The computations of current assets, current liabilities, cash flow, indebtedness and reserve value are defined in the respective loan agreements.  The Company was in compliance with all financial and non-financial covenants at September 30, 2004.

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

6.             Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	September 30, 2004	December 31, 2003
	(In thousands)
Abandonment obligations	$18,471	$8,849
Production payment	799	735
Other	529	—
	$19,799	$9,584

Abandonment Obligations

Abandonment obligations as of September 30, 2004 and December 31, 2003 represent the present value of the Company’s estimated abandonment obligations under Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”).  Changes in abandonment obligations during the nine months ended September 30, 2004 consist primarily of the assumption of $8.4 million of abandonment obligations related to the acquisition of SWR, $414,000 of additional abandonment obligations from new wells, and $853,000 of accretion expense.

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

8.             Compensation Plans

Executive Stock Compensation Plan

The Company has reserved 500,000 shares of common stock for issuance under the Executive Incentive Stock Compensation Plan, permitting the Company, at its discretion, to pay all or part of selected executives’ salaries in shares of common stock in lieu of cash.  During the nine months ended September 30, 2004, the Company issued 13,379 shares of common stock to Mr. Williams in lieu of net cash compensation aggregating $346,000, which is included in general and administrative expenses in the accompanying consolidated financial statements.  Subsequent to September 30, 2004, the Company issued an additional 1,901 shares to Mr. Williams in lieu of cash compensation aggregating $39,000.

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

The SFAS 123 pro forma information for the nine months ended September 30, 2004 and 2003 is as follows:

	Nine Months Ended September 30,
	2004	2003
	(In thousands, except per share)

Net income (loss), as reported	$(1,506)	$30,193
Add: Stock-based employee compensation expense (credit) included in net income, net of tax	(197)	247
Deduct: Stock-based employee compensation expense determined under fair value based method (SFAS 123), net of tax	(3,840)	(477)
Net income (loss), pro forma	$(5,543)	$29,963

Basic:
Net income (loss) per common share, as reported	$(.16)	$3.24
Net income (loss) per common share, pro forma	$(.58)	$3.22

Diluted:
Net income (loss) per common share, as reported	$(.16)	$3.19
Net income (loss) per common share, pro forma	$(.58)	$3.17

In accordance with the issuance of Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”) to APB 25 effective July 2000, the Company changed the classification of 233,141 stock options repriced by the Company in April 1999 from fixed stock options to variable stock options.  The Company is required to recognize compensation expense on the repriced options to the extent that the quoted market value of the Company’s common stock at the end of each period exceeds the amended option price ($5.50 per share), except that options vested as of July 1, 2000 must recognize compensation expense only to the extent that the quoted market value exceeds the market value on July 1, 2000 ($31.94 per share).  The closing market price of the Company’s common stock at September 30, 2004 was $21.43.  Accordingly, general and administrative expenses for the nine months ended September 30, 2004 and 2003 included a non-cash credit of $303,000 and a non-cash charge of $380,000, respectively, related to stock-based employee compensation.  As the repriced options are exercised, the cumulative amount of accrued compensation expense will be credited to additional paid-in capital.  Since this provision is based on changes in the quoted market value of the Company’s common stock, the Company’s future results of operations may be subject to significant volatility.

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

From 3% to 5% of the Company’s working interests in substantially all wells drilled by the Company subsequent to October 2002 are subject to this arrangement.  The Company consolidates its proportionate share of partnership assets, liabilities, revenues, expenses and oil and gas reserves in its consolidated financial statements.  In April 2004, one of the partnerships achieved payout, and the Company’s interest in the partnership was reduced to 1%.  Aggregate cash distributions of $250,000 were paid to the limited partners during 2004.

9.             Derivatives

Commodity Derivatives

From time to time, the Company utilizes commodity derivatives, consisting of swaps, floors and collars, to attempt to optimize the price received for its oil and gas production.  When using swaps to hedge oil and natural gas production, the Company receives a fixed price for the respective commodity and pays a floating market price as defined in each contract (generally NYMEX futures prices), resulting in a net amount due to or from the counterparty.  When using floors to hedge production, the Company purchases an option to sell the hedged production at a fixed price if the market price falls below the put strike price.  Collars contain a fixed floor price (put) and ceiling price (call).  If the market price for the respective commodity exceeds the call strike price or falls below the put strike price, then the Company receives the fixed price and pays the market price.  If the market price is between the call and the put strike prices, then no payments are due from either party.

In connection with the new credit facilities discussed in Note 5, the banks have required the Company to hedge at least 60% of its expected production through 2005.

The following summarizes information concerning the Company’s net positions in open commodity derivatives applicable to periods subsequent to September 30, 2004.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps:

	Gas		Oil
	MMBtu (a)	Price	Bbls	Price
Production Period:
4th Quarter 2004	620,000	$7.87	150,000	$31.53
1st Quarter 2005	1,800,000	$8.28	—
	2,420,000		150,000

Floors:

	Gas		Oil
	MMBtu (a)	Floor	Bbls	Floor
Production Period:
1st Quarter 2005	1,800,000	$4.50	117,000	$28.00
2nd Quarter 2005	1,820,000	$4.50	118,300	$28.00
3rd Quarter 2005	1,840,000	$4.50	119,600	$28.00
4th Quarter 2005	1,840,000	$4.50	119,600	$28.00
	7,300,000		474,500

Collars:

	Gas			Oil
	MMBtu (a)	Floor	Ceiling	Bbls	Floor	Ceiling
Production Period:
4th Quarter 2004	690,000	$4.20	$5.28	175,000	$23.00	$25.46
4th Quarter 2004	685,000	$4.00	$5.24
1st Quarter 2005	649,000	$4.00	$5.23	170,000	$23.00	$25.41
2nd Quarter 2005	630,000	$4.00	$5.23	168,000	$23.00	$25.41
3rd Quarter 2005	607,000	$4.00	$5.23	165,000	$23.00	$25.41
4th Quarter 2005	588,000	$4.00	$5.23	162,000	$23.00	$25.41
2006	2,024,000	$4.00	$5.21	613,000	$23.00	$25.32
2007	1,831,000	$4.00	$5.18	562,000	$23.00	$25.20
2008	1,279,000	$4.00	$5.15	392,000	$23.00	$25.07
	8,983,000			2,407,000

(a)     One MMBtu equals one Mcf at a Btu factor of 1,000.

Interest Swaps:

	Principal Balance	Libor Rates
Period:
October 1, 2004 to November 1, 2004	$65,000,000	1.68%
November 1, 2004 to November 1, 2005	$60,000,000	2.97%
November 1, 2005 to November 1, 2006	$55,000,000	4.29%
November 1, 2006 to November 1, 2007	$50,000,000	5.19%
November 1, 2007 to November 1, 2008	$45,000,000	5.73%

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

Pursuant to SFAS 133, as amended by SFAS 149, the derivative instruments assumed in connection with the SWR acquisition (see Note 4) are deemed to contain a significant financing element, and all cash flows associated with the settlement of these positions are reported as a financing activity in the consolidated statement of cash flows.

10.          Financial Instruments

Cash and cash equivalents, receivables, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments.  Indebtedness under the secured bank credit facility was estimated to have a fair value approximating the carrying amount since the stated interest rate is generally market sensitive.  Abandonment obligations are carried at net present value which approximates their fair value since the discount rate is based on the Company’s credit-adjusted, risk-free rate.  Vendor finance and production payment obligations, in the aggregate, have an estimated fair value of $6.5 million based on the net present value of future cash outflows and using assumptions for timing of payments and discount rates that the Company considers appropriate.

The fair values of derivatives are equal to their associated carrying values.  Commodity derivatives were a $51.5 million liability at September 30, 2004 and a $2.2 million liability at December 31, 2003.  Interest rate derivatives were a $1.7 million liability at September 30, 2004.  The Company assumed a $33.3 million liability on derivatives at the acquisition date of SWR (see Note 4).

11.          Income Taxes

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities.  Significant components of net deferred tax liabilities at September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$3,111	$6,915
Net operating loss carryforwards acquired in SWR merger	6,870	—
Fair value of derivatives	18,617	783
Depletion carryforwards	2,664	—
Other	5,476	2,097
	36,738	9,795
Deferred tax liabilities:
Property and equipment	(79,410)	(17,058)
Net deferred tax liabilities	$(42,672)	$(7,263)

Components of net deferred tax liabilities:
Current assets	$485	$1,241
Non-current liabilities	(43,157)	(8,504)
	$(42,672)	$(7,263)

For the nine months ended September 30, 2004 and 2003, the Company’s effective income tax rates were different than the statutory federal income tax rates for the following reasons:

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
Income tax expense (benefit) at statutory rate of 35%	$(606)	$15,579
Tax depletion in excess of basis	(369)	(158)
Revision of previous tax estimates	(51)	(29)
Change in valuation allowance	—	(871)
State income taxes	800	—
Other	—	3
Income tax expense (benefit)	$(226)	$14,524

Current	$699	$535
Deferred	(925)	13,989
Income tax expense (benefit)	$(226)	$14,524

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

In connection with the SWR merger, the Company acquired $29.9 million of tax loss carryforwards that are subject to Section 382 limitations from a prior change in control that occurred in April 2002 and from the change in control that occurred in connection with the Company’s acquisition of SWR in May

2004.  The Company has completed a review of the facts surrounding this change in control and presently believes that it will be able to utilize all of SWR’s tax loss carryforwards.  Therefore, the Company has reversed the valuation allowance related to these tax loss carryforwards that was previously recorded at June 30, 2004, and has adjusted the SWR purchase price accordingly.

At September 30, 2004, the Company’s cumulative tax loss carryforwards were approximately $28.5 million.  Based upon current commodity prices and production volumes, as well as the availability of tax planning strategies (such as elective capitalization of intangible drilling costs), the Company believes that it is more likely than not that the Company will be able to utilize these tax loss carryforwards before they expire (beginning in 2008).  Accordingly, no valuation allowance exists at September 30, 2004.  A valuation allowance at December 31, 2002 was reversed during the quarter ended June 30, 2003.

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

The economic climate in the domestic oil and gas industry continues to be suitable for this business model.  Since the end of 2003, we have continued to see very strong product prices, with oil prices hitting record highs.  Supply and demand fundamentals continue to suggest that energy prices will remain high for the near term, providing us with the economic incentives necessary for us to assume the risks we face in our search for oil and gas reserves.

Finding quality domestic oil and gas reserves through exploration is a significant challenge and involves a high degree of risk.  During the past two years, we have had limited drilling successes and have not found sufficient reserves to replace our production.  We must reverse this trend in order to prevent further liquidation of our proved reserves.  Although our exploration success thus far in 2004 has been limited, we acquired approximately 180 Bcfe of proved reserves in a merger in May 2004.

Key Factors to Consider

The following summarizes the key factors considered by management in the review of our financial condition and operating performance for the third quarter of 2004 and the outlook for the remainder of 2004.

•      Our operating results for the third quarter of 2004 were negatively impacted by a $24.6 million pre-tax loss related to the change in fair value of derivatives, including a $17.3 million non-cash provision based on changes in mark-to-market valuations from June 30, 2004 to September 30, 2004.  Since we do not presently designate our derivatives as cash flow hedges under applicable accounting standards, we recognize the full effect of changing prices on mark-to-market valuations as a charge or credit to the current quarter’s results of operations.

•      In May 2004, we completed the acquisition of Southwest Royalties, Inc. (“SWR”).

•      We successfully completed a second well in the Fleur prospect, the State Lease 17378 #2.  Both wells are currently waiting on production facilities and should be producing in the fourth quarter of 2004.

•      We have begun completion operations on the Weyerhaeuser #1 well in the Black Warrior Basin of Mississippi.  Drilling and completion costs to date total approximately $9 million.

•      Exploration costs related to abandonments and impairments were $11.2 million during the third quarter of 2004, of which $6.5 million was related to the Mervine Jankower #1 (Helen Gayle) in south Louisiana.

•      We currently plan to spend $111.7 million in 2004 on exploration and development activities, of which approximately 80% relates to exploratory prospects.  Most of these planned activities are in areas where we had limited success in the past three years.  Since past results are not necessarily indicative of future results, we cannot predict our drilling success in the remainder of 2004 or beyond.  If we do not achieve a sustained improvement in the results of future exploratory drilling, our future results of operations and financial condition could be adversely affected.

•      Production for the third quarter of 2004, on an Mcfe basis, was up slightly from the third quarter of 2003.  This was due primarily to the recent acquisition of SWR which contributed 2.7 Bcfe of oil and gas production during the third quarter of 2004.

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

In connection with the acquisition, we paid $57.1 million to holders of SWR common stock and common stock warrants ($45.01 per share) and assumed and refinanced approximately $113.9 million of SWR bank debt at closing.  In addition, we incurred approximately $9.4 million of merger-related costs, including (i) the assumption of SWR’s obligations to its officers and employees pursuant to change of control arrangements and (ii) investment banking, legal, accounting and other direct transaction costs related to the acquisition.

While the on-going integration of SWR’s operations into our existing operations is extensive and requires significant managerial and financial resources, we believe that this acquisition will also provide us with opportunities for significant reserve growth through exploration and development activities that may not have been available through other means.

Recent Exploration Developmental Activities

South Louisiana

The following table sets forth certain information about our exploratory well activities in south Louisiana subsequent to December 31, 2003.

Spud Date	Well Name (Prospect)	Working Interest	Current Status
September 2003	OCS – G – 21142 #4 (Nonoperated)	10%	Productive
October 2003	State Lease 17378 #1 (Fleur)	75%	Waiting on production facilities
December 2003	Allen Gautreaux #1 (King)	100%	Productive
December 2003	OCS – G – 21142 #5 (Nonoperated)	10%	Productive
February 2004	Louisiana Fruit Co. #1 (Tiger Pass)	100%	Productive
February 2004	Mervine Jankower #1 (Helen Gayle)	100%	Dry
March 2004	Louisiana Fruit Co. #2 (Tiger Pass)	100%	Productive
March 2004	State Lease 17341 #1 (Brandi)	100%	Dry
March 2004	State Lease 17057 #1 (Nonoperated)	17%	Dry
May 2004	State Lease 17378 #2 (Fleur) (a)	75%	Waiting on production facilities
July 2004	JL&S #1 (Nonoperated)	55%	Dry
August 2004	McIlhenny #1 (Tabasco)	33%	In Progress
September 2004	State Lease 17657 #1 (Nonoperated)	20%	Dry
September 2004	Daigle et al #1 (Kelp)	100%	In Progress
October 2004	LL&E “A” #1 (Jonita)	100%	In Progress

(a)       This well is classified as a developmental well based on data obtained in drilling the State Lease 17378 #1 (Fleur).

We have abandoned the Mervine Jankower #1 (Helen Gayle) in Acadia Parish after attempts to complete the well as a commercial producer were unsuccessful.  We recorded a pre-tax charge of approximately $6.5 million related to the abandonment of this well during the third quarter of 2004.  In addition, we participated in two non-operated wells in south Louisiana that were nonproductive, and recorded a pre-tax charge of  $2.5 million related to these wells during the third quarter of 2004.

We successfully completed two wells on the Fleur Prospect in Plaquemines Parish.  We currently expect both of these wells to begin production during the fourth quarter of 2004 after construction of production facilities are complete.

Mississippi

We have drilled, cored and logged the Weyerhaeuser #1, a test in the Stones River formation of the Black Warrior Basin, located in Webster County.  Completion operations have begun and should be complete by the middle of November.  Based on current geological information, we are unable to determine whether the well will be commercially productive.  CWEI owns a 99% interest in this well and has incurred drilling costs to date totaling approximately $9 million, net to our interest.

We began drilling the Mississippi State University #1, located in Oktibbeha County, in October 2004.  This well, which is being drilled pursuant to an 8,000-acre farm-in acquired from Total E&P USA, Inc. (“Total”), is located approximately 13 miles southeast of the Maben Field developed by Total and will target the Stones River (Ordovician) formation.  We will own 100% of the working interest to payout, at which time Total will have the option to back-in for a 35% working interest.  By completing the farm-in well as a producer, we will earn a 65% working interest and be named operator in all remaining land covered by the farm-in agreement.

Supplemental Information

The following unaudited information is intended to supplement the consolidated financial statements included in this Form 10-Q with data that is not readily available from those statements.  The operating results for SWR include only the period from May 21, 2004 through September 30, 2004.

	Three Months Ended September 30,
	2004	2003
Oil and Gas Production Data:
Gas (MMcf)	4,531	5,823
Oil (MBbls)	624	388
Natural gas liquids (MBbls)	77	82
Total (MMcfe)	8,737	8,643

Average Realized Prices:
Gas ($/Mcf):
Before hedging losses	$5.32	$4.84
Hedging losses (1)	—	(0.43)
Net realized price	$5.32	$4.41
Oil ($/Bbl):
Before hedging losses	$41.71	$28.95
Hedging losses (1)	—	(1.42)
Net realized price	$41.71	$27.53
Natural gas liquids ($/Bbl):	$28.79	$19.96

Average Daily Production:
Natural Gas (Mcf):
Austin Chalk (Trend)	3,021	3,294
Cotton Valley Reef Complex	21,579	38,152
Louisiana	8,745	17,516
New Mexico/West Texas	1,504	1,877
SWR	13,152	—
Other	1,249	2,454
Total	49,250	63,293
Oil (Bbls):
Austin Chalk (Trend)	2,104	2,825
Louisiana	1,295	541
New Mexico/West Texas	673	726
SWR	2,656	—
Other	55	125
Total	6,783	4,217
Natural Gas Liquids (Bbls):
Austin Chalk (Trend)	301	437
New Mexico/West Texas	321	247
Other	215	207
Total	837	891

Exploration Costs (in thousands):
Abandonment and impairment costs:
South Louisiana	$9,600	$1,895
Cotton Valley Reef Complex	44	1,429
Nevada, Arizona, California and Utah	725	—
Other	828	629
Total	11,197	3,953
Seismic and other	1,350	1,481
Total exploration costs	$12,547	$5,434

(Continued)

	Three Months Ended September 30,
	2004	2003
Oil and Gas Costs ($/Mcfe Produced):
Production costs	$1.42	$.84
Oil and gas depletion	$1.24	$1.11

Net Wells Drilled (3):
Exploratory Wells	4.0	3.2
Developmental Wells	.9	1.0

	Nine Months Ended September 30,
	2004	2003
Oil and Gas Production Data:
Gas (MMcf)	12,813	19,745
Oil (MBbls)	1,464	1,153
Natural gas liquids (MBbls)	181	173
Total (MMcfe)	22,683	27,701

Average Realized Prices:
Gas ($/Mcf):
Before hedging losses	$5.39	$5.52
Hedging losses (1)	—	(0.76)
Net realized price	$5.39	$4.76
Oil ($/Bbl):
Before hedging losses	$38.25	$29.93
Hedging losses (1)	—	(2.45)
Net realized price	$38.25	$27.48
Natural gas liquids ($/Bbl):	$25.93	$21.05

Average Daily Production:
Natural Gas (Mcf):
Austin Chalk (Trend)	3,266	3,726
Cotton Valley Reef Complex	24,321	46,081
Louisiana	9,790	18,415
New Mexico/West Texas	1,760	1,778
SWR (2)	6,245	—
Other	1,381	2,326
Total	46,763	72,326
Oil (Bbls):
Austin Chalk (Trend)	2,244	2,821
Louisiana	911	598
New Mexico/West Texas	829	720
SWR (2)	1,301	—
Other	58	84
Total	5,343	4,223
Natural Gas Liquids (Bbls):
Austin Chalk (Trend)	270	283
New Mexico/West Texas	197	183
Other	194	168
Total	661	634

(Continued)

	Nine Months Ended September 30,
	2004	2003
Exploration Costs (in thousands):
Abandonment and impairment costs:
South Louisiana	$25,475	$6,644
Cotton Valley Reef Complex	44	8,702
Nevada, Arizona, California and Utah	2,408	394
Other	1,369	1,607
Total	29,296	17,347
Seismic and other	5,087	5,445
Total exploration costs	$34,383	$22,792

Oil and Gas Costs ($/Mcfe Produced):
Production costs	$1.21	$.78
Oil and gas depletion	$1.19	$1.08

Net Wells Drilled (3):
Exploratory Wells	9.1	8.7
Developmental Wells	7.6	4.0

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

(2)    Average daily production for SWR during the nine months ended September 30, 2004 amounted to 12,962 Mcf of gas production and 2,699 barrels of oil production based on the 132-day period.

(3)    Excludes wells being drilled or completed at the end of each period.

Operating Results – Three-Month Periods

The following discussion compares our results for the three months ended September 30, 2004 to the comparative period in 2003.  Unless otherwise indicated, references to 2004 and 2003 within this section refer to the respective quarterly period.

Oil and gas operating results

Oil and gas sales in 2004 increased 38% from 2003 due primarily to higher product prices and a slight increase in oil and gas production on an Mcfe basis.  The price variance accounted for $13.7 million of the $14.5 million increase in oil and gas sales, while the production variance accounted for the remaining increase of $800,000.

Oil production in 2004 increased 61% primarily as a result of the acquisition of SWR during 2004, offset in part by the continued decline of oil production from existing wells in the Austin Chalk (Trend).  Gas production, on the other hand, declined 22% in 2004 as compared to 2003, continuing its downward trend since reaching a peak during the second quarter of 2003.  Our peak gas production in 2003 was due primarily to high initial production rates from the Lee Fazzino #2 well in the Cotton Valley area.  This well accounted for approximately 62% of our total gas production for the year 2003.  As gas production from the Lee Fazzino #2 and other wells in the Cotton Valley area declined due to normal reservoir depletion, we were unable to completely offset this decline with production from our exploration program.  We expect that production from the properties acquired from SWR will decline at a significantly lower rate than our existing production in the Cotton Valley Reef Complex area and south Louisiana because most of the acquired properties are mature properties with lower depletion rates.

Overall, product prices continue to be strong.  Our realized oil price in 2004 increased 52% from 2003, while our realized gas price increased 21%.  The 2003 prices include $3.1 million of realized losses from hedging activities.  Realized losses of $7.2 million on commodity hedges for 2004 are included in other income/expense as a component of change in fair value of derivatives since the hedges were not designated as cash flow hedges under SFAS 133.

Looking forward, we currently estimate that our oil and gas production on an Mcfe basis for the fourth quarter of 2004 will be more than 10% higher than the same period in 2003 due primarily to the added production from the acquisition of SWR.

Oil and gas production costs increased 71% in 2004 as compared to 2003 due to a combination of higher operating costs and higher production taxes.  The increase in operating costs was primarily due to the added expense related to properties acquired in connection with the SWR merger.  The increase in production taxes was attributable to the effects of higher oil and gas prices.  The combined effects of higher production costs and relatively constant production levels resulted in a 69% increase in production costs per Mcfe.  It is likely that higher production taxes resulting from higher product prices, combined with operating costs attributable to the SWR properties, will continue to contribute to higher production costs in future periods.

Depreciation, depletion, and amortization (“DD&A”) expense in 2004 increased 15% as compared to 2003 due primarily to higher finding costs, offset in part by the effects of higher commodity prices on reserve estimates.  DD&A expense per Mcfe produced increased 12% from 2003 to 2004.  We currently estimate that our DD&A expense per Mcfe produced for the fourth quarter of 2004 could be between 15% and 25% higher than the same period in 2003.

General and administrative (“G&A”) expenses, excluding non-cash stock-based employee compensation, increased 29% in 2004 as compared to 2003 due primarily to higher personnel costs, professional fees and insurance costs, including the acquisition of SWR in May 2004.  G&A expenses for 2004 include a non-cash credit (reduction of expense) of $98,000 for stock-based employee compensation required by Financial Accounting Standards Board Interpretation No. 44.  A $33,000 charge was required for the 2003 period.  Since the amount of this non-cash provision or credit is based on the quoted market value of our common stock, the future results of our operations may be subject to significant volatility based on changes in the market price of our common stock.

Exploration costs

Since we follow the successful efforts method of accounting, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2004, we charged to expense $12.5 million of exploration costs, as compared to $5.4 million in 2003.  Most of these costs were incurred in south Louisiana.

We plan to spend approximately $111.7 million on exploration and development activities in 2004 primarily in the same core exploration areas as in 2003.  Since exploratory drilling involves a high degree of risk, it is likely that a significant portion of the remaining costs in 2004 will be charged to exploration costs. However, we cannot predict our success rates and, accordingly, cannot predict our exploration costs related to abandonment and impairment costs.

Interest Expense and Other

Interest expense increased threefold from $697,000 in 2003 to $2.8 million in 2004 due primarily to higher average levels of indebtedness under the credit facilities and higher effective interest rates.  The average daily principal balance outstanding under the credit facilities for 2004 was $216.1 million compared to $59.2 million in 2003.  The increased borrowings were primarily a result of the acquisition of SWR in May of 2004.  The effective annual interest rate on bank debt, including bank fees and interest rate derivatives, during 2004 was 5.3% compared to 5.8% in 2003.

Other income/expense for 2004 included a $24.6 million loss associated with the change in fair value of derivative contracts as compared to a $412,000 gain in 2003.  In both periods, we held commodity derivatives that were not designated as cash flow hedges under applicable accounting standards.  Changes in the fair value of these derivatives are based on the underlying commodity prices and resulted in a $25 million variance in other income/expense between the two quarters.

Operating Results – Nine-Month Periods

The following discussion compares our results for the nine months ended September 30, 2004 to the comparative period in 2003.  Unless otherwise indicated, references to 2004 and 2003 within this section refer to the respective nine-month period.

Oil and gas operating results

Oil and gas sales in 2004 remained relatively constant at approximately $130 million compared to 2003.  The price variance accounted for a $24.7 million increase in oil and gas sales, while the production variance accounted for a $24.6 million decrease.

Oil production in 2004 increased 27% as a result of the acquisition of SWR during 2004, offset in part by the continued decline of oil production from existing wells in the Austin Chalk (Trend).  Gas production, on the other hand, declined 35% in 2004 as compared to 2003, continuing its downward trend since reaching a peak during the second quarter of 2003.  Our peak gas production in 2003 was due primarily to high initial production rates from the Lee Fazzino #2 well in the Cotton Valley area.  This well accounted for approximately 62% of our total gas production for the year 2003.  As gas production from the Lee Fazzino #2 and other wells in the Cotton Valley area declined due to normal reservoir depletion, we were unable to completely offset this decline with production from our exploration program.  We expect that production from the properties acquired from SWR will decline at a significantly lower rate than our existing production in the Cotton Valley Reef Complex area and south Louisiana because most of the acquired properties are mature properties with lower depletion rates.

Overall, product prices continue to be strong.  Our realized oil price in 2004 increased 39% from 2003, while our realized gas price increased 13%.  The 2003 prices include $17.9 million of realized losses from hedging activities.  Realized losses of $10.3 million on commodity hedges for 2004 are included in other income/expense as a component of change in fair value of derivatives since the hedges were not designated as cash flow hedges under SFAS 133.

Looking forward, we currently estimate that our oil and gas production on an Mcfe basis for the fourth quarter of 2004 will be more than 10% higher than the same period in 2003 due primarily to the added production from the acquisition of SWR.

Oil and gas production costs increased 28% in 2004 as compared to 2003 due to a combination of higher operating costs, and to a lesser extent, higher production taxes.  The increase in production taxes was primarily attributable to the effects of higher oil and gas prices.  The increase in operating costs was due largely to the added expense related to properties acquired in connection with the SWR merger.  The combined effects of higher production costs and an 18% decline in production levels resulted in a 55% increase in production costs per Mcfe.  It is likely that higher production taxes resulting from higher product prices, combined with operating costs attributable to the SWR properties, will continue to contribute to higher production costs in future periods.

DD&A expense in 2004 decreased 6% as compared to 2003 due primarily to an 18% decline in oil and gas production on an Mcfe basis, offset in part by a 10% increase in our DD&A rate per Mcfe.  The DD&A rate increased due to a combination of higher finding costs, offset in part by the effects of higher commodity prices on reserve estimates.  We currently estimate that our DD&A expense per Mcfe produced for the fourth quarter of 2004 could be between 15% and 25% higher than the same period in 2003.

G&A expenses, excluding non-cash stock-based employee compensation, increased 27% in 2004 as compared to 2003 due primarily to higher personnel costs, professional fees and insurance costs, including the acquisition of SWR in May 2004.  G&A expenses for 2004 include a non-cash credit (reduction of expense) of $303,000 for stock-based employee compensation required by Financial Accounting Standards Board Interpretation No. 44.  A $380,000 charge was required for the 2003 period.  Since the amount of this non-cash provision or credit is based on the quoted market value of our common stock, the future results of our operations may be subject to significant volatility.

Exploration costs

Since we follow the successful efforts method of accounting, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2004, we charged to expense $34.4 million of exploration costs, as compared to $22.8 million in 2003.  Most of these costs were incurred in south Louisiana.

We plan to spend approximately $111.7 million on exploration and development activities in 2004 primarily in the same core exploration areas as in 2003.  Since exploratory drilling involves a high degree of risk, it is likely that a significant portion of the remaining costs in 2004 will be charged to exploration costs in 2004.  However, we cannot predict our success rates and, accordingly, cannot predict our exploration costs related to abandonment and impairment costs.

Interest Expense and Other

Interest expense increased 85% from 2003 due primarily to higher average levels of indebtedness under the credit facilities and higher effective interest rates.  The average daily principal balance outstanding under the credit facilities for 2004 was $130.3 million compared to $78.2 million in the 2003 period. The effective annual interest rate on bank debt, including bank fees and interest rate derivatives, during 2004 was 4.9% compared to 5.4% in 2003.

Other income/expense for 2004 included a $28 million loss associated with the change in fair value of derivative contracts as compared to a $1.2 million gain in 2003.  In both periods, we held commodity derivatives that were not designated as cash flow hedges under applicable accounting standards.  Changes in the fair value of these derivatives are based on the underlying commodity prices and resulted in a $29.2 million variance in other income/expense between the two periods.

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

Capital Expenditures

Our total planned expenditures for exploration and development activities during 2004, excluding the SWR acquisition, are $111.7 million as summarized by area in the following table.

	Actual Expenditures Nine Months Ended September 30, 2004	Total Planned Expenditures Year Ended December 31, 2004	Percentage of Total
	(In thousands)
South Louisiana	$55,100	$63,200	57%
Mississippi	13,300	19,400	17%
New Mexico/West Texas	4,900	10,100	9%
Cotton Valley Reef Complex	3,000	4,900	4%
SWR – New Mexico/West Texas	4,400	9,800	9%
Other	2,700	4,300	4%
	$83,400	$111,700	100%

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

Approximately 80% of the planned expenditures relate to exploratory prospects.  Exploratory prospects involve a higher degree of risk than developmental prospects.  To offset the higher risk, we generally strive to achieve a higher reserve potential and rate of return on investments in exploratory prospects.  We do not attempt to forecast our success rate on exploratory drilling.  Accordingly, these current estimates do not include costs we may incur to complete any future successful exploratory wells and construct the required production facilities for these wells.  Also, we are actively searching for other opportunities to increase our oil and gas reserves, including the evaluation of new prospects for exploratory and developmental drilling activities and potential acquisitions of proved oil and gas properties.

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

Cash flow provided by operating activities for the nine months ended September 30, 2004 was 16% lower than the same period in 2003.  The drivers that caused most of this variation are oil and gas production volumes, oil and gas prices, and costs of seismic data and interpretation.  Our primary source of cash from operating activities is our oil and gas sales, net of production costs.  For the reasons mentioned in our previous discussion about changes in oil and gas sales and production costs, our cash flow provided by operating activities is subject to material variation from changes in oil and gas production levels and product prices.  Seismic costs, which are costs incurred to generate, purchase, and interpret seismic data used to identify potential prospects for exploratory drilling, is considered to be part of our exploration and development activities. The timing and extent of seismic costs can vary significantly based on the level of our exploration activity which can vary depending on the prospects and opportunities available to us at the time.  Under the successful efforts method of accounting, seismic costs are required to be expensed as incurred, causing these costs to be reported as a reduction in cash flow provided by operating activities instead of an investing activity.  Accordingly, cash flow from operating activities is also subject to variation as seismic costs are incurred.

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

In connection with the acquisition of SWR, we entered into new credit facilities with the banks that provided for an $85 million increase in borrowing capacity under the revolving credit facility and established a new $75 million senior term credit facility.  Immediately prior to the SWR acquisition, we had $40.7 million of availability under the revolving credit facility, after allowing for $4.3 million of outstanding letters of credit.  At September 30, 2004, our availability had decreased to $8.9 million.  This $31.8 million reduction in availability was the result of increased borrowings to partially finance the SWR acquisition and other capital expenditures.  Of the $180 million of funds needed to finance the purchase of SWR, $30 million was provided through a private placement of common stock, $50 million (net of repayments) was borrowed under the senior term credit facility, and $100 million was obtained from the revolving credit facility.  Giving effect to the $85 million increase in the borrowing base, this purchase transaction accounted for $15 million of the reduction in availability on the revolving credit facility.  The remaining $16.8 million of reduction in availability during the nine months ended September 30, 2004 resulted primarily from cash expenditures for property and equipment of $93.6 million, repayment of other long-term debt of $10.3 million, settlement of SWR derivatives of $4.6 million and debt issue costs of $4.2 million, net of cash flow provided by operating activities of $83.2 million and the use of cash on hand of $12.4 million.

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

Working capital computed for loan compliance purposes differs from our working capital in accordance with generally accepted accounting principles (GAAP).  Since compliance with financial covenants is a material requirement under the credit facilities, we consider the loan compliance working capital to be useful as a measure of our liquidity because it includes the funds available to us under the revolving credit facility and is not affected by the volatility in working capital caused by changes in fair value of derivatives.  Our reported working capital deficit increased from $13.1 million at December 31, 2003 to $31 million at September 30, 2004 due primarily to an increase in current liabilities related to the fair value of derivatives.  After giving effect to the adjustments, our working capital computed for loan compliance purposes was a positive $7 million at September 30, 2004, as compared to a positive $32.3 million at December 31, 2003.  The following table reconciles our GAAP working capital to the working capital computed for loan compliance purposes at September 30, 2004 and December 31, 2003.

	September 30, 2004	December 31, 2003
	(In thousands)
Working capital (deficit) per GAAP	$(31,025)	$(13,119)
Add funds available under the revolving credit facility	8,925	40,725
Exclude fair value of derivatives classified as current assets or current liabilities	23,935	2,233
Exclude current maturities of vendor finance obligations	5,146	2,453
Working capital per loan covenant	$6,981	$32,292

The acquisition of SWR significantly increased our indebtedness and decreased our liquidity.  Our long-term debt (including current maturities) increased from $55.7 million at December 31, 2003 to $222.9 million at September 30, 2004.  As a result, our long-term debt as a percentage of total capitalization (debt plus stockholders’ equity) increased from 36% to 63%.  This additional leverage is expected to increase our cost of capital initially by approximately 150 basis points due primarily to a higher rate of interest on the senior term credit facility and the amortization of debt issue costs incurred in connection with the new credit facilities.  This rate may increase in future periods since the $50 million senior term credit facility requires an increase of 50 basis points per quarter until the balance is reduced to $40 million or less through a capital markets transaction.

Since we rely on the credit facilities for both short-term liquidity and long-term financing needs, it is important that we comply in all material respects with the applicable loan agreements, including financial covenants that are computed quarterly.  The working capital covenant requires us to maintain positive working capital using the computations described above.  Other financial covenants under the credit facilities require us to maintain a ratio of indebtedness to cash flow, as each is determined in accordance with the applicable credit facility, of no more than 3 to 1, and a ratio of reserve value to indebtedness, as each is determined in accordance with the applicable credit facility, of at least 1.5 to 1.  While we were in compliance with all financial and non-financial covenants at September 30, 2004, our increased leverage and reduced liquidity may result in our failing to comply with one or more of these covenants in the future.  If we fail to meet any of these loan covenants, we would ask the banks to allow us sufficient time to obtain additional capital resources through alternative means.  If a suitable arrangement could not be reached with the banks, the banks could accelerate the indebtedness and seek to foreclose on the pledged assets.

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

Alternative Capital Resources

Although our base of oil and gas reserves, as collateral for the revolving credit facility, has historically been our primary capital resource, we have in the past, and we believe we could in the future, use alternative capital resources, such as asset sales, vendor financing arrangements, and/or public or private issuances of common stock.  We could also issue subordinated debt or preferred stock in a public or a private placement if we choose to raise capital through either of these markets.  While we believe we would be able to obtain funds through one or more of these alternatives, if needed, there can be no assurance that these capital resources would be available on terms acceptable to us.

Contractual Obligations and Contingent Commitments

In connection with the acquisition of SWR, we entered into new credit facilities with the banks.  At September 30, 2004, based on the new terms, we are contractually obligated to repay indebtedness of $166.8 million on the revolving loan in 2007 and $50 million on the senior term loan in 2008.  In addition, we assumed approximately $8.4 million of asset retirement obligations in connection with the SWR acquisition, substantially all of which are expected to mature after 2008.

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

The following summarizes information concerning the Company’s net positions in open commodity derivatives applicable to periods subsequent to September 30, 2004.

Swaps:

	Gas		Oil
	MMBtu (a)	Price	Bbls	Price
Production Period:
4th Quarter 2004	620,000	$7.87	150,000	$31.53
1st Quarter 2005	1,800,000	$8.28	—
	2,420,000		150,000

Floors:

	Gas		Oil
	MMBtu (a)	Floor	Bbls	Floor
Production Period:	150,000
1st Quarter 2005	1,800,000	$4.50	117,000	$28.00
2nd Quarter 2005	1,820,000	$4.50	118,300	$28.00
3rd Quarter 2005	1,840,000	$4.50	119,600	$28.00
4th Quarter 2005	1,840,000	$4.50	119,600	$28.00
	7,300,000		474,500

Collars:

	Gas			Oil
	MMBtu (a)	Floor	Ceiling	Bbls	Floor	Ceiling
Production Period:
4th Quarter 2004	690,000	$4.20	$5.28	175,000	$23.00	$25.46
4th Quarter 2004	685,000	$4.00	$5.24
1st Quarter 2005	649,000	$4.00	$5.23	170,000	$23.00	$25.41
2nd Quarter 2005	630,000	$4.00	$5.23	168,000	$23.00	$25.41
3rd Quarter 2005	607,000	$4.00	$5.23	165,000	$23.00	$25.41
4th Quarter 2005	588,000	$4.00	$5.23	162,000	$23.00	$25.41
2006	2,024,000	$4.00	$5.21	613,000	$23.00	$25.32
2007	1,831,000	$4.00	$5.18	562,000	$23.00	$25.20
2008	1,279,000	$4.00	$5.15	392,000	$23.00	$25.07
	8,983,000			2,407,000

(a)   One MMBtu equals one Mcf at a Btu factor of 1,000.

Interest Rates

All of our outstanding bank indebtedness at September 30, 2004 is subject to market rates of interest as determined from time to time by the banks pursuant to the credit facilities.  We may designate borrowings under the credit facilities as either “Base Rate Loans” or “Eurodollar Loans.”  Base Rate Loans bear interest at a fluctuating rate that is linked to the discount rates established by the Federal Reserve Board.  Eurodollar Loans bear interest at a fluctuating rate that is linked to LIBOR.  Any increases in these interest rates can have an adverse impact on our results of operations and cash flow.  A 25 basis point change in our bank indebtedness at September 30, 2004 would affect our annual interest expense by approximately $550,000.

The following summarizes information concerning the Company’s positions in interest rate derivatives applicable to periods subsequent to September 30, 2004.

	Principal Balance	Libor Rates
Period:
October 1, 2004 to November 1, 2004	$65,000,000	1.68%
November 1, 2004 to November 1, 2005	$60,000,000	2.97%
November 1, 2005 to November 1, 2006	$55,000,000	4.29%
November 1, 2006 to November 1, 2007	$50,000,000	5.19%
November 1, 2007 to November 1, 2008	$45,000,000	5.73%

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

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.4	**	Second Amendment to Consolidation Agreement dated May 19, 2004 among Clayton Williams Energy, Inc., Warrior Gas Co. and the Williams Entities

31.1	*	Certification of the Chief Executive Officer of Clayton Williams Energy, Inc.

31.2	*	Certification of the Chief Financial Officer of Clayton Williams Energy, Inc.

32.1	*	Certification by the President and Chief Executive Officer of Clayton Williams Energy, Inc. pursuant to 18 U.S.C. § 1350

32.2	*	Certification by the Chief Financial Officer of Clayton Williams Energy, Inc. pursuant to 18 U.S.C. § 1350

*		Filed herewith
**		Incorporated by reference to the filing indicated

Reports on Form 8-K

During the quarter ended September 30, 2004, the Company filed and furnished the following reports on Form 8-K:

•      Form 8-K filed August 9, 2004 pursuant to Items 7 and 12 filing as an exhibit a news release reporting the financial results of the Company for the quarter ended June 30, 2004.

•      Form 8-K filed August 19, 2004 to provide public disclosure of certain financial and operating estimates in order to permit the preparation of models to forecast the Company’s operating results for each quarter during the Company’s fiscal year ending December 31, 2004.

CLAYTON WILLIAMS ENERGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CLAYTON WILLIAMS ENERGY, INC.

Date:	November 4, 2004	By:	/s/ L. Paul Latham
L. Paul Latham
Executive Vice President and Chief Operating Officer

Date:	November 4, 2004	By:	/s/ Mel G. Riggs
Mel G. Riggs
Senior Vice President and Chief Financial Officer