Form 10-Q
period 2005-03-31
CLAYTON WILLIAMS ENERGY INC /DE
filed 2005-05-10
CIK 880115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

There were 10,799,844 shares of Common Stock, $.10 par value, of the registrant outstanding as of May 4, 2005.

CLAYTON WILLIAMS ENERGY, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004

Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004

Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2005

Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risks

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 6.	Exhibits

Signatures

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,902	$16,359
Accounts receivable:
Oil and gas sales, net	27,651	25,573
Joint interest and other, net	6,754	4,653
Affiliates	841	553
Inventory	5,569	5,202
Deferred income taxes	648	625
Fair value of derivatives	126	2,333
Prepaids and other	1,670	1,401
	54,161	56,699
PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	925,063	909,095
Natural gas gathering and processing systems	17,311	17,286
Other	11,859	11,839
	954,233	938,220
Less accumulated depreciation, depletion and amortization	(542,851)	(539,860)
Property and equipment, net	411,382	398,360

OTHER ASSETS	7,172	7,176

	$472,715	$462,235

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$42,361	$51,014
Oil and gas sales	8,666	11,223
Affiliates	2,206	2,954
Current maturities of long-term debt	30	31
Fair value of derivatives	28,119	16,026
Accrued liabilities and other	3,045	3,017
	84,427	84,265
NON-CURRENT LIABILITIES
Long-term debt	183,712	177,519
Deferred income taxes	32,270	36,897
Fair value of derivatives	46,136	28,958
Other	17,351	17,000
	279,469	260,374
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share, authorized – 3,000,000 shares; issued and outstanding – none	—	—
Common stock, par value $.10 per share, authorized – 30,000,000 shares; issued and outstanding – 10,795,725 shares in 2005 and 10,787,013 shares in 2004	1,079	1,078
Additional paid-in capital	104,888	104,674
Retained earnings	2,852	11,844
	108,819	117,596

	$472,715	$462,235

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share)

	Three Months Ended March 31,
	2005	2004
REVENUES
Oil and gas sales	$61,496	$36,332
Natural gas services	2,581	2,527
Gain on sales of property and equipment	1,612	5
Total revenues	65,689	38,864

COSTS AND EXPENSES
Production	12,571	6,955
Exploration:
Abandonments and impairments	11,270	4,632
Seismic and other	788	1,925
Natural gas services	2,417	2,352
Depreciation, depletion and amortization	12,292	8,524
Accretion of abandonment obligations	279	175
General and administrative	2,518	3,301
Loss on sales of property and equipment	32	—
Total costs and expenses	42,167	27,864

Operating income	23,522	11,000

OTHER INCOME (EXPENSE)
Interest expense	(2,366)	(460)
Change in fair value of derivatives	(35,089)	(3,093)
Other	446	(124)
Total other income (expense)	(37,009)	(3,677)

Income (loss) before income taxes	(13,487)	7,323
Income tax expense (benefit)	(4,495)	2,510

NET INCOME (LOSS)	$(8,992)	$4,813
Net income (loss) per common share:
Basic:
Income (loss) before extraordinary items	$(0.83)	$0.51
Net income (loss)	$(0.83)	$0.51

Diluted:
Income (loss) before extraordinary items	$(0.83)	$0.50
Net income (loss)	$(0.83)	$0.50

Weighted average common shares outstanding:
Basic	10,792	9,371
Diluted	10,792	9,720

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional
	No. of Shares	Par Value	Paid-In Capital	Retained Earnings
BALANCE, December 31, 2004	10,787	$1,078	$104,674	$11,844
Net loss and total comprehensive loss	—	—	—	(8,992)
Issuance of stock through compensation plans	9	1	214	—

BALANCE, March 31, 2005	10,796	$1,079	$104,888	$2,852

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,992)	$4,813
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	12,292	8,524
Exploration costs	11,270	4,632
Gain on sales of property and equipment	(1,580)	(5)
Deferred income taxes	(4,651)	2,510
Non-cash employee compensation	333	752
Change in fair value of derivatives	31,452	2,945
Settlements on derivatives with financing elements	4,205	—
Accretion of abandonment obligations	279	175

Changes in operating working capital:
Accounts receivable	(4,467)	1,613
Accounts payable	(10,166)	(3,544)
Other	(29)	(771)
Net cash provided by operating activities	29,946	21,644

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(38,814)	(28,604)
Proceeds from sales of property and equipment	1,694	5
Other	(278)	137
Net cash used in investing activities	(37,398)	(28,462)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	6,200	—
Repayments of long-term debt	—	(641)
Settlements on derivatives with financing elements	(4,205)	—
Net cash provided by (used in) financing activities	1,995	(641)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,457)	(7,459)

CASH AND CASH EQUIVALENTS
Beginning of period	16,359	15,454

End of period	$10,902	$7,995

SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$2,602	$421

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

1.                                      Nature of Operations

Clayton Williams Energy, Inc. (a Delaware corporation) and its subsidiaries (collectively, the “Company” or “CWEI”) is an independent oil and gas company engaged in the exploration for and development and production of oil and natural gas primarily in its core areas in Texas, Louisiana and New Mexico.  Approximately 41% of the Company’s outstanding common stock is beneficially owned by its Chairman of the Board and Chief Executive Officer, Clayton W. Williams (“Mr. Williams”).  Oil and gas exploration and production is the only business segment in which the Company operates.

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

In the opinion of management, the Company’s unaudited consolidated financial statements as of March 31, 2005 and for the interim periods ended March 31, 2005 and 2004 include all adjustments which are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States.  These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2004 Form 10-K.

3.                                      Recent Accounting Pronouncements

In EITF 04-5 the Emerging Issues Task Force (“EITF”) has discussed a proposed framework for addressing when a limited partnership should be consolidated by its general partner.  The proposed framework presumes that a sole general partner in a limited partnership controls the limited partnership.  The presumption of control can be overcome if the limited partners have (a) the substantive ability to remove the sole general partner or otherwise dissolve the limited partnership or (b) substantive participating rights.  The EITF has tentatively concluded that a general partner lacks control if the limited partners can remove the general partner with a simple majority vote.  We are the general partner of several oil and gas limited partnerships, and are currently evaluating the impact that EITF 04-5 may have on our consolidated financial statements.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payments” (“SFAS 123R”).  SFAS 123R requires that the cost from all share-based payment transactions, including stock options, be recognized in the financial statements at fair value.  The Company currently uses the intrinsic-value method to account for these share-based payments.  For public companies, SFAS 123R is effective for fiscal years beginning after June 15, 2005.  The Company will adopt the provisions of this statement in the first quarter of 2006 and is currently assessing the effect of SFAS 123R on the financial statements.

The Financial Accounting Standards Board has proposed FASB Staff Position No. 19-a (“FSP 19-a”), which had a comment deadline of March 7, 2005.  FSP 19-a would amend the present guidance in SFAS 19, paragraphs 31 and 34, regarding when exploratory drilling costs pending determination of proved reserves can be carried as an asset of an oil and gas company that uses the successful efforts accounting method.  Based on the Company’s present understanding of this proposed statement, the adoption of FSP 19-a will not have a significant impact on the Company’s results of operations.  At March 31, 2005 and December 31, 2004, the Company had capitalized $0 and $5.4 million, respectively, of exploratory drilling costs applicable to wells that were pending determination of proved reserves.  Substantially all of the December 31, 2004 capitalized cost was subsequently classified as non-productive.

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

The following table reflects the unaudited pro forma results of operations for the three months ended March 31, 2004 as though the acquisition of SWR had occurred on January 1, 2004.  The pro forma amounts are not necessarily indicative of the results that may be reported in the future.

Three Months Ended March 31, 2004
(In thousands, except per share data)

Revenues	$53,692
Net income (loss) from continuing operations	$(850)

Net income (loss) from continuing operations per share:
Basic	$(.08)
Diluted	$(.08)

5.                                      Long-Term Debt

Long-term debt consists of the following:

	March 31, 2005	December 31, 2004
	(In thousands)
Secured bank credit facilities:
Revolving loan, due May 2007	$153,700	$147,500
Senior term loan, due May 2008	30,000	30,000
Other	42	50
	183,742	177,550
Less current maturities	(30)	(31)

	$183,712	$177,519

Aggregate maturities of long-term debt at March 31, 2005 are as follows:  2005 – $30,000; 2006 - $12,000; 2007 - $153,700,000; and 2008 - $30,000,000.

Secured Bank Credit Facilities

In connection with the acquisition of SWR in May 2004 (see Note 4), the Company entered into new credit facilities with a group of banks that provided for an increase in borrowing capacity under the Company’s existing revolving credit facility and established a new senior term credit facility.  The borrowing base established under the revolving credit facility increased from $95 million to $180 million, and the Company initially borrowed $75 million on the senior term credit facility.  With a portion of the net proceeds from the private placement of common stock in May 2004 (see Note 7), the Company reduced the principal balance on the senior term credit facility to $50 million.  In November 2004, the banks increased the borrowing base under the revolving credit facility to $195 million, and the Company paid down the senior term credit facility to $30 million with proceeds from certain asset sales.

The revolving credit facility provides for interest at rates based on the agent bank’s prime rate plus margins ranging from .25% to 1%, or if elected by the Company based on LIBOR plus margins ranging from 1.5% to 2.25%.  The Company also pays a commitment fee on the unused portion of the revolving credit facility.  Initially, the senior term credit facility provided for interest at rates based on the agent bank’s prime rate plus a margin of 3.5%, or if elected by the Company based on LIBOR plus a margin of 5%.  Until the principal balance on the senior term credit facility was equal to or less than $40 million, the applicable margins increased by .5% per quarter.  Now that the principal balance is $30 million, the prime rate margin is fixed at 2.5%, and the LIBOR margin is fixed at 4%.  Interest and fees are payable at least quarterly.  The effective annual interest rate on the combined credit facility, including bank fees and amortization of debt issue costs, for the three months ended March 31, 2005 was 5.8%.

The amount of funds available to the Company under the revolving credit facility is the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit.  The borrowing base, which is based on the discounted present value of future net revenues from oil and gas production, is subject to redetermination at any time, but at least semi-annually in May and November, and is made at the discretion of the banks.  At March 31, 2005, the borrowing base was $195 million, with no monthly commitment reductions.  After taking into account outstanding letters of credit totaling $775,000, the Company had approximately $40.5 million available under the revolving credit facility at March 31, 2005.

Principal under the senior term credit facility is due at maturity; however, mandatory prepayments are required when the Company raises funds from capital markets transactions or sales of assets.  Prepayments that reduce the principal balance on the senior term credit facility below $40 million are subject to a 1% fee through May 2005.

The loan agreements applicable to the respective credit facilities contain financial covenants that are computed quarterly.  The working capital covenant requires the Company to maintain a ratio of current assets to current liabilities of at least 1 to 1.  Other financial covenants under the credit facilities require the Company to maintain a ratio of indebtedness to cash flow of no more than 3 to 1, and a ratio of reserve value to indebtedness of at least 1.5 to 1.  The computations of current assets, current liabilities, cash flow, indebtedness and reserve value are defined in the respective loan agreements.  The Company was in compliance with all financial and non-financial covenants at March 31, 2005.

6.                                      Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	March 31, 2005	December 31, 2004
	(In thousands)

Abandonment obligations	$16,524	$16,147
Other	827	853
	$17,351	$17,000

Changes in abandonment obligations for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands)

Beginning of period	$16,147	$8,849
Additional abandonment obligations from new wells	140	48
Sales or abandonments of properties	(42)	(18)
Accretion expense	279	175
End of period	$16,524	$9,054

7.                                      Common Stock

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

8.                                      Compensation Plans

Executive Stock Compensation Plan

The Company has a compensation plan which permits the Company to pay all or part of selected executives’ salaries and bonuses in shares of common stock in lieu of cash.  The Company reserved an aggregate of 500,000 shares of common stock for issuance under this plan.  During the three months ended March 31, 2005, the Company issued 4,515 shares of common stock to Mr. Williams in lieu of net cash compensation aggregating $112,000, which is included in general and administrative expenses in the accompanying consolidated financial statements.  Subsequent to March 31, 2005, the Company issued an additional 1,644 shares to Mr. Williams in lieu of cash compensation aggregating $39,000.

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

The SFAS 123 pro forma information for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share)

Net income (loss), as reported	$(8,992)	$4,813
Add: Stock-based employee compensation expense (credit) included in net income, net of tax	77	375
Net income (loss), pro forma	$(8,915)	$5,188

Basic:
Net income (loss) per common share, as reported	$(.83)	$.51
Net income (loss) per common share, pro forma	$(.83)	$.55

Diluted:
Net income (loss) per common share, as reported	$(.83)	$.50
Net income (loss) per common share, pro forma	$(.83)	$.53

In accordance with the issuance of Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”) to APB 25, the Company changed the classification of 233,141 stock options repriced in April 1999 from fixed stock options to variable stock options.  The Company is required to recognize compensation expense on the repriced options to the extent that the quoted market value of the Company’s common stock at the end of each period after July 1, 2000 exceeds the amended option price ($5.50 per share), except that options vested as of July 1, 2000 must recognize compensation expense only to the extent that the quoted market value exceeds the market value on that date ($31.94 per share).  As the repriced options are exercised, the cumulative amount of accrued compensation expense will be credited to additional paid-in capital.  Since this provision is based on changes in the quoted market value of the Company’s common stock, the Company’s future results of operations may be subject to significant volatility.  Accrued compensation expense at March 31, 2005 and December 31, 2004 is classified as a current liability in the accompanying consolidated balance sheet and is comprised of the following activity for the years then ended.

	March 31, 2005	December 31, 2004
	(In thousands)

Beginning of period	$685	$958
Compensation expense (credit)	118	(245)
Amounts reclassified to additional paid-in capital for options exercised during the period	—	(28)
End of period	$803	$685

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

From 3% to 5% of the Company’s working interests in substantially all wells drilled by the Company subsequent to October 2002 are subject to this arrangement.  The Company consolidates its proportionate share of partnership assets, liabilities, revenues, expenses and oil and gas reserves in its consolidated financial statements.  In April 2004, one of the partnerships achieved payout, and the Company’s interest in the partnership was reduced to 1%.  Aggregate cash distributions of $67,000 were paid to the limited partners of this partnership during the three months ended March 31, 2005.

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

The following summarizes information concerning the Company’s net positions in open commodity derivatives applicable to periods subsequent to March 31, 2005.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Floors:

	Gas		Oil
	MMBtu	Floor	Bbls	Floor
Production Period:
2nd Quarter 2005	1,820,000	$4.50	118,300	$28.00
2nd Quarter 2005	1,820,000	$5.00
3rd Quarter 2005	1,840,000	$4.50	119,600	$28.00
4th Quarter 2005	1,840,000	$4.50	119,600	$28.00

	7,320,000		357,500

Collars:

	Gas			Oil
	MMBtu (a)	Floor	Ceiling	Bbls	Floor	Ceiling
Production Period:
2nd Quarter 2005	630,000	$4.00	$5.23	168,000	$23.00	$25.41
3rd Quarter 2005	607,000	$4.00	$5.23	165,000	$23.00	$25.41
4th Quarter 2005	588,000	$4.00	$5.23	162,000	$23.00	$25.41
2006	2,024,000	$4.00	$5.21	613,000	$23.00	$25.32
2007	1,831,000	$4.00	$5.18	562,000	$23.00	$25.20
2008	1,279,000	$4.00	$5.15	392,000	$23.00	$25.07
	6,959,000			2,062,000

(a)                                            One MMBtu equals one Mcf at a Btu factor of 1,000.

The following summarizes information concerning our net positions in open interest rate swaps applicable to periods subsequent to March 31, 2005.

Interest Swaps:

	Principal Balance	Libor Rates
Period:
April 1, 2005 to November 1, 2005	$60,000,000	2.97%
November 1, 2005 to November 1, 2006	$55,000,000	4.29%
November 1, 2006 to November 1, 2007	$50,000,000	5.19%
November 1, 2007 to November 1, 2008	$45,000,000	5.73%

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

Pursuant to SFAS 133, as amended by SFAS 149, the derivative instruments assumed in connection with the SWR acquisition (see Note 4) are deemed to contain a significant financing element, and all cash flows associated with the settlement of these positions are reported as a financing activity in the consolidated statements of cash flows.

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

The fair values of derivatives as of March 31, 2005 and December 31, 2004 are set forth below.  The associated carrying values at these dates are equal to their estimated fair values.

	March 31, 2005	December 31, 2004
	(In thousands)
Assets (liabilities):
Commodity derivatives	$(73,613)	$(41,162)
Interest rate derivatives	(490)	(1,489)
Net assets (liabilities)	$(74,103)	$(42,651)

11.                               Income Taxes

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities.  Significant components of net deferred tax liabilities at March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$5,481	$7,915
Accrued stock-based compensation	281	240
Fair value of derivatives	25,938	14,930
Credits related to alternative minimum tax	328	279
Depletion carryforwards	3,321	3,209
Other	5,149	5,058
	40,498	31,631
Deferred tax liabilities:
Property and equipment	(72,120)	(67,903)

Net deferred tax liabilities	$(31,622)	$(36,272)
Components of net deferred tax assets (liabilities):
Current assets	$648	$625
Non-current liabilities	(32,270)	(36,897)
	$(31,622)	$(36,272)

For the three months ended March 31, 2005 and 2004, the Company’s effective income tax rates were different than the statutory federal income tax rates for the following reasons:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Income tax expense (benefit) at statutory rate of 35%	$(4,720)	$2,563
Tax depletion in excess of basis	(112)	(53)
State income taxes	337	—
Income tax expense (benefit)	$(4,495)	$2,510

Current	$156	$—
Deferred	(4,651)	2,510
Income tax expense (benefit)	$(4,495)	$2,510

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

At March 31, 2005, the Company’s cumulative tax loss carryforwards were approximately $15.7 million.  Based upon current commodity prices and production volumes, as well as the availability of tax planning strategies (such as elective capitalization of intangible drilling costs), the Company believes that it is more likely than not that the Company will be able to utilize these tax loss carryforwards before they expire (beginning in 2008).  Accordingly, no valuation allowance exists at March 31, 2005 or December 31, 2004.

Item 2 -       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in our Form 10-K for the year ended December 31, 2004.

Overview

We are an oil and gas exploration, development and production company.  Our basic business model is to find oil and gas reserves through exploration activities, develop the discovered reserves, and sell the production from those reserves at a profit.  To be successful, we must, over time, be able to find oil and gas reserves and then sell our discovered production at a price that is sufficient to cover our finding costs, operating expenses, administrative costs and interest expense, plus offer us a return on our capital investment.

From time to time, we may also acquire producing properties if we believe the acquired assets offer us the potential for reserve growth through additional developmental or exploratory drilling activities.  The acquisition of SWR in May 2004 provided us with a number of well locations suitable for developmental drilling and also enhanced our ability to conduct exploration activities on or adjacent to some of the acquired properties.

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

Finding quality domestic oil and gas reserves through exploration is a significant challenge and involves a high degree of risk.  Although our recent exploration results have improved, our drilling successes in 2002 and 2003 were limited and did not find sufficient reserves to replace our production through exploration activities.  In order to grow our reserve base through our exploration program, we need to continue to improve our drilling success.  We will also continue to look for opportunities to complement our exploration program through the purchase of proved reserves as we did in 2004 with the acquisition of SWR.

Key Factors to Consider

The following summarizes the key factors considered by management in the review of our financial condition and operating performance for the first quarter of 2005 and the outlook for the remainder of 2005.

•           Our acquisition of SWR in May 2004 contributed significantly to production and cash flow during the first quarter of 2005.

•           We recorded a loss of $35.1 million related to the change in fair value of derivatives during the first quarter of 2005. Cash settlements to counterparties accounted for $3.6 million of this loss, and changes in mark-to-market valuations accounted for $31.5 million.  Since we do not presently designate our derivatives as cash flow hedges under applicable accounting standards, we recognize the full effect of changing prices on mark-to-market valuations as a current charge or credit to results of operations.

•           Exploration costs related to abandonments and impairments were $11.3 million during the first quarter of 2005, of which $7.2 million was related to the Catherine Destefano #1 in the Cotton Valley Reef Complex area and $2.5 million in Mississippi primarily related to the Inez West #1.

•           Production for the first quarter of 2005, on an Mcfe basis, was up 30% from the first quarter of 2004.  This was due primarily to the acquisition of SWR in May 2004 which contributed approximately 2.5 Bcfe of oil and gas production during the first quarter of 2005 excluding incremental production from wells drilled subsequent to the acquisition.

•           We currently plan to spend $128.4 million in 2005 on exploration and development activities, of which approximately 66% relates to exploratory prospects.  We cannot predict our drilling success on exploratory prospects, and our future results of operations and financial condition could be adversely affected by unsuccessful exploratory drilling results.

Acquisition of Southwest Royalties, Inc.

On May 21, 2004, we acquired all the outstanding common stock of SWR through a merger.  Prior to the acquisition, SWR was a privately-held, Midland-based energy company engaged in oil and gas exploration, development, production and acquisition activities in the United States.  Most of SWR’s properties are located in the Permian Basin of west Texas and southeast New Mexico.  Using reserve guidelines established by the SEC, the SWR acquisition added approximately 170.8 Bcfe to our proved oil and gas reserves on the effective date of the acquisition.

Recent Exploration and Developmental Activities

South Louisiana

The following table sets forth certain information about our exploratory well activities in south Louisiana subsequent to December 31, 2004.

Spud Date	Well Name (Prospect)	Working Interest	Current Status
August 2004	McIlhenny #1 (Tabasco)	33%	Dry
November 2004	Orleans Levee District #1 (American Bay)	45%	Waiting on production facilities
February 2005	State Lease 18065 #1 (Alabama)	100%	Completing

In February 2005, we plugged and abandoned the McIlhenney #1 (Tabasco), an 18,300-foot exploratory well in Vermillion Parish, resulting in pretax charges of $3.8 million in the fourth quarter of 2004 and $800,000 in the first quarter of 2005.  We are currently constructing production facilities for the Orleans Levee District #1 (American Bay) and expect to begin selling production from this well in the fourth quarter of 2005.

Permian Basin

Subsequent to December 31, 2004, we have drilled 11 gross (10.3 net) operated wells in various fields in the Permian Basin, all of which were completed as producers.  Most of these wells contributed favorably to our first quarter 2005 production.  In addition, we are currently conducting drilling or completing operations on 4 gross (3.2 net) wells in this area.

Cotton Valley/Knowles

During the first quarter of 2005, we abandoned the Catherine Destefano #1, a 14,600-foot exploratory well in Robertson County, Texas targeting the Knowles formation, resulting in a pretax charge of $7.2 million.

Supplemental Information

The following unaudited information is intended to supplement the consolidated financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Three Months Ended March 31,
	2005	2004
Oil and Gas Production Data:
Gas (MMcf)	4,761	4,177
Oil (MBbls)	619	375
Natural gas liquids (MBbls)	66	69
Total (MMcfe)	8,871	6,841

Average Realized Prices(1):
Gas ($/Mcf)	$6.22	$5.17
Oil ($/Bbl)	$47.83	$34.04
Natural gas liquids ($/Bbl):	$27.50	$24.57

Average Daily Production:
Natural Gas (Mcf):
Permian Basin	16,156	1,866
Louisiana	15,272	10,739
Austin Chalk (Trend)	2,558	3,669
Cotton Valley Reef Complex	18,014	28,119
Other	900	1,508
Total	52,900	45,901
Oil (Bbls):
Permian Basin	3,332	940
Louisiana	1,474	738
Austin Chalk (Trend)	2,033	2,393
Other	39	50
Total	6,878	4,121
Natural Gas Liquids (Bbls):
Permian Basin	233	186
Austin Chalk (Trend)	337	371
Other	163	201
Total	733	758

(continued)

	Three Months Ended March 31,
	2005	2004
Exploration Costs (in thousands):
Abandonment and impairment costs:
South Louisiana	$1,272	$3,596
Cotton Valley Reef Complex	7,246	—
Nevada, Arizona, California and Utah	—	585
Mississippi	2,464	—
Permian Basin	288	—
Other	—	451
Total	11,270	4,632
Seismic and other	788	1,925
Total exploration costs	$12,058	$6,557

Oil and Gas Costs ($/Mcfe Produced):
Production costs	$1.42	$1.02
Oil and gas depletion	$1.30	$1.14

Net Wells Drilled(2):
Exploratory Wells	3.3	2.1
Developmental Wells	8.9	5.5

(1)                          The Company did not designate any of its 2005 or 2004 derivatives as cash flow hedges under Statement of Financial Accounting Standards No. 133, as amended.  All changes in the fair value of these contracts prior to maturity, plus any realized gains or losses at maturity, are recorded as other income/expense in the Company’s statements of operations and are excluded from the computation of average realized prices from oil and gas sales.  During the quarter ended March 31, 2005 and 2004, we realized net losses on derivative contracts as follows:  Oil - $4.2 million and $149,000, respectively;  Gas - $ 700,000 gain in 2005.

(2)                          Excludes wells being drilled or completed at the end of each period.

Operating Results – Three-Month Periods

The following discussion compares our results for the three months ended March 31, 2005 to the comparative period in 2004.  Unless otherwise indicated, references to 2005 and 2004 within this section refer to the respective quarterly period.

Oil and gas operating results

Oil and gas sales in 2005 increased 69% from 2004 due primarily to higher product prices and an increase in oil and gas production on an Mcfe basis.  Oil and gas sales increased $25.2 million, of which price variances accounted for a $13.9 million increase and production variances accounted for a $11.3 million increase.

Production in 2005 (on an Mcfe basis) was 30% higher than 2004.  We increased our oil production in 2005 primarily through the acquisition of SWR in May 2004 and production from new wells in Louisiana.  Our gas production increased 14% in 2005 from 2004 due primarily to additional gas production from the SWR acquisition and production from new wells in Louisiana, offset in part by normal production declines in the Cotton Valley Reef Complex area.

In 2005, our realized oil price was 41% higher than 2004, while our realized gas price was 20% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

We expect our oil and gas production for fiscal 2005 to exceed fiscal 2004 levels due to our ongoing developmental drilling program in the Permian Basin, without taking into account any new production from our exploration program or from acquisitions of proved reserves.

Oil and gas production costs on an Mcfe basis increased from $1.02 per Mcfe in 2004 to $1.42 per Mcfe in 2005.  The increase in operating costs in 2005 was primarily due to the added expense related to higher cost oil properties acquired in connection with the SWR merger, as well as increased production tax costs related to higher product prices.  It is likely that these factors will continue to contribute to higher production costs in future periods.

Depreciation, depletion, and amortization (“DD&A”) expense attributable to our oil and gas properties increased $3.8 million, of which production variances accounted for $2.3 million and rate variances accounted for $1.5 million.  On an Mcfe basis, DD&A expense increased 14% from $1.14 per Mcfe in 2004 to $1.30 per Mcfe in 2005.  Depletion rates for each depletable group are a function of net capitalized costs and estimated reserve quantities.

General and administrative (“G&A”) expenses, excluding non-cash stock-based employee compensation, decreased 12% in 2005 as compared to 2004 due primarily to administrative efficiencies afforded by the combination of our operating activities with those of SWR.  A greater portion of our corporate G&A expenses are being borne by participants in wells we operate through overhead charges billable under applicable operating agreements.  G&A expenses for 2005 include a non-cash charge of $118,000 for stock-based employee compensation required by Financial Accounting Standards Board Interpretation No. 44.  A $577,000 charge was required for the 2004 period.  Since the amount of this non-cash provision or credit is based on the quoted market value of our common stock, the future results of our operations may be subject to significant volatility based on changes in the market price of our common stock.

Gain on property sales

Gain on sales of property and equipment for 2005 was $1.6 million, as compared to $5,000 in 2004.  The 2005 gain included the sale of various non-core wells in east Texas.

Exploration costs

Since we follow the successful efforts method of accounting, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2005, we charged to expense $12.1 million of exploration costs, as compared to $6.6 million in 2004.  Most of these costs were incurred in the Cotton Valley Reef Complex, Mississippi and south Louisiana.

We plan to spend approximately $128.4 million on exploration and development activities in fiscal 2005, of which 66% is expected to be allocated to exploration activities.  Since exploratory drilling involves a high degree of risk, it is likely that a significant portion of the remaining costs in fiscal 2005 will be charged to exploration costs. However, we cannot predict our success rates and, accordingly, cannot predict our exploration costs related to abandonment and impairment costs.

Interest Expense

Interest expense increased from $460,000 in 2004 to $2.4 million in 2005 due primarily to higher average levels of indebtedness under our credit facilities and higher effective interest rates.  The average daily principal balance outstanding under the credit facilities for 2005 was $183.2 million compared to $50.1 million in 2004.  The increased borrowings were primarily a result of the acquisition of SWR in May 2004.  The effective annual interest rate on bank debt, including bank fees and interest rate derivatives, during 2005 was 5.8% compared to 3.8% in 2004.

Change in Fair Value of derivatives

We recorded a loss of $35.1 million in 2005 for the change in fair value of derivatives compared to a loss of $3.1 million for 2004.  We have not designated any derivative contracts in 2005 or 2004 as cash flow hedges; therefore all cash settlements and changes resulting from mark-to-market valuations are recorded as changes in fair value of derivatives.  For 2005, cash settlements were $3.6 million and non-cash mark-to-market adjustments were $31.5 million, as compared to cash settlements of $149,000 and non-cash mark-to-market adjustments of $2.9 million for the 2004 period.  Future gains or losses on changes in derivatives will be impacted by the volatility of commodity and interest rates, as well as the terms of any new derivative contracts.

Liquidity and Capital Resources

Overview

Our primary financial resource is our base of oil and gas reserves.  We pledge our producing oil and gas properties to a group of banks to secure our revolving credit facility and our senior term credit facility.  The banks establish a borrowing base by making an estimate of the collateral value of our oil and gas properties.  We borrow funds on the revolving credit facility as needed to supplement our operating cash flow as a financing source for our capital expenditure program.  Our ability to fund our capital expenditure program is dependent upon the level of product prices and the success of our exploration program in replacing our existing oil and gas reserves.  If product prices decrease, our operating cash flow may decrease and the banks may require additional collateral or reduce our borrowing base, thus reducing funds available to fund our capital expenditure program.  The effects of product prices on cash flow can be mitigated through the use of commodity derivatives.  If we are unable to replace our oil and gas reserves through our exploration program, we may also suffer a reduction in our operating cash flow and access to funds under the revolving credit facility.  Under extreme circumstances, product price reductions or exploration drilling failures could allow the banks to seek to foreclose on our oil and gas properties, thereby threatening our financial viability.

The acquisition of SWR significantly increased our indebtedness and decreased our liquidity.  Our long-term debt (including current maturities) increased from $55.6 million at March 31, 2004 to $183.7 million at March 31, 2005.  As a result, our long-term debt as a percentage of total capitalization (debt plus stockholders’ equity) increased from 34% to 63%.  This additional leverage increased our cost of capital initially by approximately 150 basis points due primarily to a higher rate of interest on the senior term credit facility and the amortization of debt issue costs incurred in connection with the new credit facilities.

In this section, we will describe our current plans for capital spending, identify the capital resources available to finance our capital spending, and discuss the principal factors that can affect our liquidity and capital resources.

Capital Expenditures

Our total planned expenditures for exploration and development activities during fiscal 2005 are $128.4 million, as summarized by area in the following table.

	Actual Expenditures Three Months Ended March 31, 2005	Total Planned Expenditures Year Ended December 31, 2005	Percentage of Total
	(In thousands)

Louisiana	$10,200	$57,000	44%
Permian Basin	14,100	47,800	37%
South and east Texas	2,500	12,500	10%
Utah/Montana	4,200	6,500	5%
Mississippi	2,700	3,500	3%
Other	100	1,100	1%
	$33,800	$128,400	100%

Our actual expenditures during fiscal 2005 may be substantially higher or lower than these estimates since our plans for exploration and development activities may change during the year.  Other factors, such as prevailing product prices and the availability of capital resources, could also increase or decrease the ultimate level of expenditures during fiscal 2005.

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

We project that substantially all of the cash needed to finance our planned expenditures for exploration and development activities in fiscal 2005 will be provided by operating activities.  To the extent that actual costs exceed our cash provided by operating activities, we plan to utilize some or all of our existing availability under the revolving credit facility to finance such excess.

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

Cash flow provided by operating activities for the first quarter of 2005 was 38% higher than the same period in 2004 due to the combined effects of several drivers.  The positive benefits of a 69% increase in oil and gas sales, driven primarily by higher oil and gas prices and an increase in production, were offset in part by increases in production costs, costs of settling commodity hedges and interest expense.  Our primary source of cash from operating activities is our oil and gas sales, net of production costs.  Our cash flow provided by operating activities is subject to material variation from changes in oil and gas production levels and product prices.  Higher oil and gas prices also resulted in an increase in cash required to settle derivative contracts, excluding those contracts that contain a financing element as in the case of the contracts assumed in the SWR acquisition.  Interest expense increased in the first quarter of 2005 due primarily to higher levels of indebtedness resulting from the SWR acquisition.

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

At the beginning of 2005, we had an outstanding balance under the revolving credit facility of $147.5 million, and the borrowing base was $195 million, providing us with available funds of $46.7 million after accounting for outstanding letters of credit.  During the three months ended March 31, 2005, we generated cash flow from operating activities of $29.9 million and received proceeds from sales of property and equipment of $1.6 million.  We also spent $39 million on capital expenditures and other investments and paid $4.2 million to settle derivatives with financing elements.  The excess of expenditures over receipts of $11.7 million was financed by borrowings on the revolving credit facility of $6.2 million and cash on deposit of $5.5 million.  As a result, the available funds under our revolving credit facility at March 31, 2005 was $40.5 million.

Using the revolving credit facility for both our short-term liquidity and long-term financing needs can cause unusual fluctuations in our reported working capital, depending on the timing of cash receipts and expenditures.  On a daily basis, we use most of our available cash to pay down our outstanding balance on the revolving credit facility, which is classified as a non-current liability since we currently have no required principal reductions.  As we use cash to pay a non-current liability, our reported working capital decreases.  Conversely, as we draw on the revolving credit facility for funds to pay current liabilities (such as payables for drilling and operating costs), our reported working capital increases.  Also, volatility in oil and gas prices can cause significant fluctuations in reported working capital as we record changes in the fair value of derivatives from period to period.  For these reasons, the working capital covenant related to the revolving credit facility requires us to (i) include the amount of funds available under this facility as a current asset, (ii) exclude current assets and liabilities related to the fair value of derivatives, and (iii) exclude current maturities of vendor finance obligations, if any when computing the working capital ratio at any balance sheet date.

Working capital computed for loan compliance purposes differs from our working capital in accordance with generally accepted accounting principles (GAAP).  Since compliance with financial covenants is a material requirement under the credit facilities, we consider the loan compliance working capital to be useful as a measure of our liquidity because it includes the funds available to us under the revolving credit facility and is not affected by the volatility in working capital caused by changes in fair value of derivatives.  Our reported working capital deficit increased from $27.6 million at December 31,

2004 to $30.3 million at March 31, 2005 due primarily to an increase in current liabilities related to the fair value of derivatives.  After giving effect to the adjustments, our working capital computed for loan compliance purposes was a positive $38.3 million at March 31, 2005, as compared to a positive $32.9 million at December 31, 2004.  The following table reconciles our GAAP working capital to the working capital computed for loan compliance purposes at March 31, 2005 and December 31, 2004.

	March 31, 2005	December 31, 2004
	(In thousands)
Working capital (deficit) per GAAP	$(30,266)	$(27,566)
Add funds available under the revolving credit facility	40,525	46,725
Exclude fair value of derivatives classified as current assets or current liabilities	27,993	13,693
Working capital per loan covenant	$38,252	$32,852

In connection with the acquisition of SWR, we entered into a $75 million senior term credit facility with a group of banks.  With proceeds of an equity offering in May 2004, we reduced the balance on this facility to $50 million.  In November 2004, we used proceeds from the sale of certain properties to reduce this facility to its current balance of $30 million.  Principal under the senior term credit facility is due at maturity in May 2008; however, mandatory prepayments are required when we raise funds from capital markets transactions or sales of assets.  Prepayments that reduce the principal balance on the senior term credit facility below $40 million are subject to a 1% fee through May 2005.

Since we rely on the credit facilities for both short-term liquidity and long-term financing needs, it is important that we comply in all material respects with the applicable loan agreements, including financial covenants that are computed quarterly.  The working capital covenant requires us to maintain positive working capital using the computations described above.  Other financial covenants under the credit facilities require us to maintain a ratio of indebtedness to cash flow, as each is determined in accordance with the applicable credit facility, of no more than 3 to 1, and a ratio of reserve value to indebtedness, as each is determined in accordance with the applicable credit facility, of at least 1.5 to 1.  While we were in compliance with all financial and non-financial covenants at March 31, 2005, our increased leverage and reduced liquidity may result in our failing to comply with one or more of these covenants in the future.  If we fail to meet any of these loan covenants, we would ask the banks to allow us sufficient time to obtain additional capital resources through alternative means.  If a suitable arrangement could not be reached with the banks, the banks could accelerate the indebtedness and seek to foreclose on the pledged assets.

The banks redetermine the borrowing base under the revolving credit facility at least twice a year, in May and November.  If at any time, the borrowing base is less than the amount of outstanding indebtedness, we will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement.

Alternative Capital Resources

Although our base of oil and gas reserves, as collateral for both of our credit facilities, has historically been our primary capital resource, we have in the past, and we believe we could in the future, use alternative capital resources, such as asset sales, vendor financing arrangements, and/or public or private issuances of common stock.  We could also issue senior or subordinated debt or preferred stock in a public or a private placement if we choose to raise capital through either of these markets.  While we believe we would be able to obtain funds through one or more of these alternatives, if needed, there can be no assurance that these capital resources would be available on terms acceptable to us.

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to March 31, 2005.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Floors:

	Gas		Oil
	MMBtu	Floor	Bbls	Floor
Production Period:
2nd Quarter 2005	1,820,000	$4.50	118,300	$28.00
2nd Quarter 2005	1,820,000	$5.00
3rd Quarter 2005	1,840,000	$4.50	119,600	$28.00
4th Quarter 2005	1,840,000	$4.50	119,600	$28.00

	7,320,000		357,500

Collars:

	Gas			Oil
	MMBtu(a)	Floor	Ceiling	Bbls	Floor	Ceiling
Production Period:
2nd Quarter 2005	630,000	$4.00	$5.23	168,000	$23.00	$25.41
3rd Quarter 2005	607,000	$4.00	$5.23	165,000	$23.00	$25.41
4th Quarter 2005	588,000	$4.00	$5.23	162,000	$23.00	$25.41
2006	2,024,000	$4.00	$5.21	613,000	$23.00	$25.32
2007	1,831,000	$4.00	$5.18	562,000	$23.00	$25.20
2008	1,279,000	$4.00	$5.15	392,000	$23.00	$25.07

	6,959,000			2,062,000

(a)                                  One MMBtu equals one Mcf at a Btu factor of 1,000.

The following summarizes information concerning our net positions in open interest rate swaps applicable to periods subsequent to March 31, 2005.

Interest Swaps:

	Principal Balance	Libor Rates
Period:
April 1, 2005 to November 1, 2005	$60,000,000	2.97%
November 1, 2005 to November 1, 2006	$55,000,000	4.29%
November 1, 2006 to November 1, 2007	$50,000,000	5.19%
November 1, 2007 to November 1, 2008	$45,000,000	5.73%

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

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1**

Second Amended and Restated Service Agreement effective March 1, 2005 by and among Clayton Williams Energy, Inc. and its subsidiaries, Clayton W. Williams, Jr., Clayton Williams Ranch Holdings, Inc., ClayDesta L.P., Clayton Williams Partnership, Ltd., and CWPLCO, Inc., filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the Commission on March 3, 2005††

† 10.2**	Agreement of Limited Partnership of Rocky Arroyo, L.P. effective as of January 2, 2005, filed as Exhibit 10.31 to our Annual Report on Form 10-K††

† 10.3**	Agreement of Limited Partnership of CWEI Mississippi II, L.P. effective as of January 2, 2005, filed as Exhibit 10.32 to our Annual Report on Form 10-K††

† 10.4**	Agreement of Limited Partnership of CWEI West Pyle/McGonagill, L.P. effective as of January 2, 2005, filed as Exhibit 10.33 to our Annual Report on Form 10-K††

† 10.5**	Agreement of Limited Partnership of CWEI Destefano, L.P. effective as of January 2, 2005, filed as Exhibit 10.34 to our Annual Report on Form 10-K††

† 10.6**	Agreement of Limited Partnership of CWEI South Louisiana III, L.P. effective as of March 1, 2005, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 14, 2005††

† 10.7**	Agreement of Limited Partnership of CWEI North Louisiana, L.P. effective as of March 1, 2005, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on April 14, 2005††

31.1*	Certification by the President and Chief Executive Officer of the Company pursuant to Rule 13(a) - 14(a) of the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13(a) - 14(a) of the Securities Exchange Act of 1934

32.1*	Certification by the President and Chief Executive Officer of the Company pursuant to 18 U.S.C. § 1350

32.2*	Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*	Filed herewith
**	Incorporated by reference to the filing indicated
†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement
††	Filed under our Commission File No. 001-10924

CLAYTON WILLIAMS ENERGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CLAYTON WILLIAMS ENERGY, INC.

Date:	May 10, 2005	By:	/s/ L. Paul Latham
L. Paul Latham
Executive Vice President and Chief Operating Officer

Date:	May 10, 2005	By:	/s/ Mel G. Riggs
Mel G. Riggs
Senior Vice President and Chief Financial Officer