Form 10-Q
period 2005-06-30
CLAYTON WILLIAMS ENERGY INC /DE
filed 2005-08-09
CIK 880115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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
Yes         ☒            No           ☐

There were 10,808,811 shares of Common Stock, $.10 par value, of the registrant outstanding as of August 5, 2005.

CLAYTON WILLIAMS ENERGY, INC.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,677	$16,359
Accounts receivable:
Oil and gas sales, net	26,718	25,573
Joint interest and other, net	4,530	4,653
Affiliates	668	553
Inventory	13,482	5,202
Deferred income taxes	691	625
Fair value of derivatives	212	2,333
Prepaids and other	2,951	1,401
	59,929	56,699
PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	953,009	909,095
Natural gas gathering and processing systems	17,448	17,286
Other	11,919	11,839
	982,376	938,220
Less accumulated depreciation, depletion and amortization	(555,140)	(539,860)
Property and equipment, net	427,236	398,360

OTHER ASSETS	6,978	7,176
	$494,143	$462,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable:
Trade	$37,284	$51,014
Oil and gas sales	10,238	11,223
Affiliates	2,386	2,954
Current maturities of long-term debt	27	31
Fair value of derivatives	27,779	16,026
Accrued liabilities and other	3,103	3,017
	80,817	84,265
NON-CURRENT LIABILITIES
Long-term debt	189,607	177,519
Deferred income taxes	36,911	36,897
Fair value of derivatives	50,305	28,958
Other	17,487	17,000
	294,310	260,374
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share, authorized – 3,000,000 shares; issued and outstanding – none	—	—
Common stock, par value $.10 per share, authorized – 30,000,000 shares; issued and outstanding – 10,805,445 shares in 2005 and 10,787,013 shares in 2004	1,080	1,078
Additional paid-in capital	105,134	104,674
Retained earnings	12,802	11,844
	119,016	117,596
	$494,143	$462,235

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES
Oil and gas sales	$63,301	$41,119	$124,797	$77,451
Natural gas services	2,550	2,372	5,131	4,899
Gain on sales of property and equipment	467	61	2,079	66
Total revenues	66,318	43,552	132,007	82,416

COSTS AND EXPENSES
Production	13,856	8,175	26,427	15,130
Exploration:
Abandonments and impairments	6,430	13,467	17,700	18,099
Seismic and other	1,665	1,812	2,453	3,737
Natural gas services	2,374	2,295	4,791	4,647
Depreciation, depletion and amortization	12,288	9,247	24,580	17,771
Accretion of abandonment obligations	288	265	567	440
General and administrative	3,134	2,286	5,652	5,587
Loss on sales of property and equipment	—	—	32	—
Total costs and expenses	40,035	37,547	82,202	65,411
Operating income	26,283	6,005	49,805	17,005
OTHER INCOME (EXPENSE)
Interest expense	(2,566)	(1,449)	(4,932)	(1,909)
Change in fair value of derivatives	(9,837)	(309)	(44,926)	(3,402)
Other	650	87	1,096	(37)
Total other income (expense)	(11,753)	(1,671)	(48,762)	(5,348)

Income before income taxes	14,530	4,334	1,043	11,657
Income tax expense	4,580	1,465	85	3,975
NET INCOME	$9,950	$2,869	$958	$7,682
Net income per common share:
Basic	$0.92	$0.29	$0.09	$0.80
Diluted	$0.90	$0.28	$0.09	$0.77

Weighted average common shares outstanding:
Basic	10,800	9,923	10,796	9,647
Diluted	11,089	10,230	11,068	9,958

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional
	No. of Shares	Par Value	Paid-In Capital	Retained Earnings
BALANCE,
December 31, 2004	10,787	$1,078	$104,674	$11,844
Net income and total comprehensive income	—	—	—	958
Issuance of stock through compensation plans	18	2	460	—
BALANCE,
June 30, 2005	10,805	$1,080	$105,134	$12,802

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$958	$7,682
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	24,580	17,771
Exploration costs	17,700	18,099
Gain on sales of property and equipment	(2,047)	(66)
Deferred income taxes	(44)	3,975
Non-cash employee compensation	720	156
Change in fair value of derivatives	35,221	437
Settlements on derivatives with financing elements	9,796	—
Accretion of abandonment obligations	567	440
Changes in operating working capital:
Accounts receivable	(1,137)	5,067
Accounts payable	(8,827)	(255)
Other	(8,205)	(3,907)
Net cash provided by operating activities	69,282	49,399
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(79,001)	(66,099)
Investment in Southwest Royalties, Inc.	—	(167,841)
Proceeds from sales of property and equipment	2,151	437
Other	(418)	103
Net cash used in investing activities	(77,268)	(233,400)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	12,100	186,662
Repayments of long-term debt	—	(25,000)
Proceeds from sale of common stock	—	30,003
Settlements on derivatives with financing elements	(9,796)	—
Payment of debt issue costs	—	(4,156)
Net cash provided by financing elements	2,304	187,509
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,682)	3,508
CASH AND CASH EQUIVALENTS
Beginning of period	16,359	15,454
End of period	$10,677	$18,962
SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$5,343	$1,631

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

1.             Nature of Operations

Clayton Williams Energy, Inc. (a Delaware corporation) and its subsidiaries (collectively, the “Company” or “CWEI”) is an independent oil and gas company engaged in the exploration for and development and production of oil and natural gas primarily in its core areas in Texas, Louisiana and New Mexico.  Approximately 42% of the Company’s outstanding common stock is beneficially owned by its Chairman of the Board and Chief Executive Officer, Clayton W. Williams (“Mr. Williams”).  Oil and gas exploration and production is the only business segment in which the Company operates.

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

In the opinion of management, the Company’s unaudited consolidated financial statements as of June 30, 2005 and for the interim periods ended June 30, 2005 and 2004 include all adjustments which are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States.  These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

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

3.             Recent Accounting Pronouncements

In EITF 04-5 the Emerging Issues Task Force (“EITF”) has reached consensus regarding when a limited partnership should be consolidated by its general partner.  The proposed framework presumes that a sole general partner in a limited partnership controls the limited partnership.  The presumption of control can be overcome if the limited partners have (i) the substantive ability to remove the sole general partner or otherwise dissolve the limited partnership or (ii) substantive participating rights.  The EITF has concluded that a general partner lacks control if the limited partners can remove the general partner with a simple majority vote.  The Company is the general partner of several oil and gas limited partnerships and presently consolidates its proportionate interest in the accounts of these partnerships.  The Company is currently reviewing the applicable provisions of the partnership agreements to determine the impact that EITF 04-5 may have on its consolidated financial statements.  For existing partnerships, EITF 04-5 will be effective for consolidated financial statements issued by the Company after January 1, 2006.  EITF 04-5 is effective for newly created or modified limited partnerships subsequent to June 29, 2005.

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

In April 2005, the FASB issued Staff Position No. 19-1 (“FSP 19-1”).  FSP 19-1 amends the present guidance in SFAS 19, paragraphs 31 and 34, regarding when exploratory drilling costs pending determination of proved reserves can be carried as an asset of an oil and gas company that uses the successful efforts accounting method.  The Company is required to adopt FSP 19-1, including its disclosures, on July 1, 2005.  Based on the Company’s present understanding of this staff position, the adoption of FSP 19-1 will not have a significant impact on the Company’s results of operations.  At June 30, 2005 and December 31, 2004, the Company had capitalized $0 and $5.4 million, respectively, of exploratory drilling costs applicable to wells that were pending determination of proved reserves.  Substantially all of the December 31, 2004 capitalized cost was subsequently classified as non-productive.

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

The following table reflects the unaudited pro forma results of operations for the six months ended June 30, 2004 as though the acquisition of SWR had occurred on January 1, 2004.  The pro forma amounts are not necessarily indicative of the results that may be reported in the future.

Six Months Ended
June 30, 2004
(In thousands, except
per share data)
Revenues	$106,248
Net loss from continuing operations	$(3,705)

Net loss from continuing operations per share:
Basic	$(.33)
Diluted	$(.33)

5.             Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
Secured bank credit facilities:
Revolving loan, due May 2007	$159,600	$147,500
Senior term loan, due May 2008	30,000	30,000
Other	34	50
	189,634	177,550
Less current maturities	(27)	(31)
	$189,607	$177,519

Subsequent to June 30, 2005, the Company repaid all amounts outstanding under the secured bank credit facilities with proceeds from a private placement of senior notes (see “7¾% Senior Notes due 2013”).

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

The revolving credit facility provides for interest at rates based on the agent bank’s prime rate plus margins ranging from .25% to 1%, or if elected by the Company based on LIBOR plus margins ranging from 1.5% to 2.25%.  The Company also pays a commitment fee on the unused portion of the revolving credit facility.  Initially, the senior term credit facility provided for interest at rates based on the agent bank’s prime rate plus a margin of 3.5%, or if elected by the Company based on LIBOR plus a margin of 5%.  Subsequently, the prime rate margin was reduced to 2.5%, and the LIBOR margin was reduced to 4%.  Interest and fees are payable at least quarterly.  The effective annual interest rate on the combined credit facility, including bank fees and amortization of debt issue costs, for the six months ended June 30, 2005 was 6.1%.

The amount of funds available to the Company under the revolving credit facility is the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit.  The borrowing base, which is based on the discounted present value of future net revenues from oil and gas production, is subject to redetermination at any time, but at least semi-annually in May and November, and is made at the discretion of the banks.  At June 30, 2005, the borrowing base was $195 million, with no monthly commitment reductions.  In connection with the issuance of the 7¾% Senior Notes due 2013 in July 2005, the borrowing base was reduced to $132.5 million, and all outstanding balances on the revolving credit facility were repaid.

The loan agreement applicable to the revolving credit facility contains financial covenants that are computed quarterly.  The working capital covenant requires the Company to maintain a ratio of current assets to current liabilities of at least 1 to 1.  Another financial covenant under the credit facility requires the Company to maintain a ratio of indebtedness to cash flow of no more than 3 to 1.  The computations of current assets, current liabilities, cash flow and indebtedness are defined in the loan agreement.  The Company was in compliance with all financial and non-financial covenants at June 30, 2005.

7¾% Senior Notes due 2013

In July 2005, the Company issued, in a private placement, $225 million of aggregate principal amount of 7¾% Senior Notes due 2013 (“Senior Notes”).  The Senior Notes were issued at face value and will bear interest at 7¾% per year, payable semi-annually on February 1 and August 1 of each year, beginning February 1, 2006.  After the payment of typical transaction expenses, net proceeds of approximately $217 million were used to repay amounts outstanding on the Company’s secured credit facilities and for general corporate purposes, including the funding of planned exploration and development activities.

At any time prior to August 1, 2008, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings at a redemption price of 107.75% of the principal amount, plus accrued and unpaid interest.  In addition, prior to August 1, 2009, the Company may redeem some or all of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed, plus a make-whole premium, plus any accrued and unpaid interest.  On and after August 1, 2009, the Company may redeem some or all of the Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 103.875% for the twelve-month period beginning on August 1, 2009, 101.938% for the twelve-month period beginning on August 1, 2010, and 100.00% beginning on August 1, 2011, for any period thereafter, in each case plus accrued and unpaid interest.

The Indenture governing the Senior Notes restricts the ability of the Company and its restricted subsidiaries to:  (i) borrow money; (ii) issue redeemable and preferred stock; (iii) pay distributions or dividends; (iv) make investments; (v) create liens without securing the Notes; (vi) enter into agreements that restrict dividends from subsidiaries; (vii) sell certain assets or merge with or into other companies; (viii) enter into transactions with affiliates; (ix) guarantee indebtedness; and (x) enter into new lines of business.  These covenants are subject to a number of important exceptions and qualifications.

6.             Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
Abandonment obligations	$16,671	$16,147
Other	816	853
	$17,487	$17,000

Changes in abandonment obligations for the six months ended June 30, 2005 and 2004 are as follows:

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Beginning of period	$16,147	$8,849
Abandonment obligations related to the acquisition of Southwest Royalties, Inc.	—	8,512
Additional abandonment obligations from new wells	236	64
Sales or abandonments of properties	(279)	(167)
Accretion expense	567	440
End of period	$16,671	$17,698

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

8.         Compensation Plans

Executive Stock Compensation Plan

The Company has a compensation plan which permits the Company to pay all or part of selected executives’ salaries and bonuses in shares of common stock in lieu of cash.  The Company reserved an aggregate of 500,000 shares of common stock for issuance under this plan.  During the six months ended June 30, 2005, the Company issued 8,817 shares of common stock to Mr. Williams in lieu of net cash compensation aggregating $228,000, which is included in general and administrative expenses in the accompanying consolidated financial statements.  Subsequent to June 30, 2005, the Company issued an additional 1,127 shares to Mr. Williams in lieu of cash compensation aggregating $39,000.

Stock-Based Compensation

In June 2005, Mr. Williams was granted options to purchase 200,000 shares of common stock at a price of $29.39 per share, which was the market value at the date of grant.  The Company accounts for stock-based compensation utilizing the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.  The following pro forma information, as required by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), presents net income and earnings per share information as if the stock options issued since December 31, 1994 were accounted for using the fair value method.  The fair value of stock options issued for each year was estimated at the date of grant using the Black-Scholes option pricing model.

The SFAS 123 pro forma information for the six months ended June 30, 2005 and 2004 is as follows:

	Six Months Ended June 30,
	2005	2004
	(In thousands, except per share)
Net income (loss), as reported	$958	$7,682
Add: Stock-based employee compensation expense (credit) included in net income, net of tax	182	(133)
Deduct: Stock-based employee compensation expense determined under fair value based method (SFAS 123), net of tax	(2,920)	—
Net income (loss), pro forma	$(1,780)	$7,549
Basic:
Net income (loss) per common share, as reported	$.09	$.80
Net income (loss) per common share, pro forma	$(.16)	$.78
Diluted:
Net income (loss) per common share, as reported	$.09	$.77
Net income (loss) per common share, pro forma	$(.16)	$.76

In accordance with the issuance of Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”) to APB 25, the Company changed the classification of 233,141 stock options repriced in April 1999 from fixed stock options to variable stock options.  The Company is required to recognize compensation expense on the repriced options to the extent that the quoted market value of the Company’s common stock at the end of each period after July 1, 2000 exceeds the amended option price ($5.50 per share), except that options vested as of July 1, 2000 must recognize compensation expense only to the extent that the quoted market value exceeds the market value on that date ($31.94 per share).  As the repriced options are exercised, the cumulative amount of accrued compensation expense will be credited to additional paid-in capital.  Since this provision is based on changes in the quoted market value of the Company’s common stock, the Company’s future results of operations may be subject to significant volatility.  Accrued compensation expense at June 30, 2005 and December 31, 2004 is classified as a current liability in the accompanying consolidated balance sheet and is comprised of the following activity for the periods then ended.

	June 30,	December 31,
	2005	2004
	(In thousands)
Beginning of period	$685	$958
Compensation expense (credit)	280	(245)
Amounts reclassified to additional paid-in capital for options exercised during the period	(14)	(28)
End of period	$951	$685

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

Between 3% and 6% of the Company’s working interests in substantially all wells drilled by the Company subsequent to October 2002 are subject to this arrangement.  The Company consolidates its proportionate share of partnership assets, liabilities, revenues, expenses and oil and gas reserves in its consolidated financial statements.  In April 2004, one of the partnerships achieved payout, and the Company’s interest in the partnership was reduced to 1%.  Aggregate cash distributions of $128,000 were paid to the limited partners of this partnership during the six months ended June 30, 2005.

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

The following summarizes information concerning the Company’s net positions in open commodity derivatives applicable to periods subsequent to June 30, 2005.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Floors:

	Gas		Oil
	MMBtu	Floor	Bbls	Floor
Production Period:
3rd Quarter 2005	1,840,000	$4.50	119,600	$28.00
4th Quarter 2005	1,840,000	$4.50	119,600	$28.00
	3,680,000		239,200

Collars:

	Gas			Oil
	MMBtu (a)	Floor	Ceiling	Bbls	Floor	Ceiling
Production Period:
3rd Quarter 2005	607,000	$4.00	$5.23	165,000	$23.00	$25.41
4th Quarter 2005	588,000	$4.00	$5.23	162,000	$23.00	$25.41
2006	2,024,000	$4.00	$5.21	613,000	$23.00	$25.32
2007	1,831,000	$4.00	$5.18	562,000	$23.00	$25.20
2008	1,279,000	$4.00	$5.15	392,000	$23.00	$25.07
	6,329,000			1,894,000

(a)           One MMBtu equals one Mcf at a Btu factor of 1,000.

The following summarizes information concerning our net positions in open interest rate swaps applicable to periods subsequent to June 30, 2005.

Interest Swaps:

	Principal	Libor
	Balance	Rates
Period:
July 1, 2005 to November 1, 2005	$60,000,000	2.97%
November 1, 2005 to November 1, 2006	$55,000,000	4.29%
November 1, 2006 to November 1, 2007	$50,000,000	5.19%
November 1, 2007 to November 1, 2008	$45,000,000	5.73%

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

The fair values of derivatives as of June 30, 2005 and December 31, 2004 are set forth below.  The associated carrying values at these dates are equal to their estimated fair values.

	June 30,	December 31,
	2005	2004
	(In thousands)
Liabilities:
Commodity derivatives	$(76,664)	$(41,162)
Interest rate derivatives	(1,208)	(1,489)
Net liabilities	$(77,872)	$(42,651)

11.          Income Taxes

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities.  Significant components of net deferred tax liabilities at June 30, 2005 and December 31, 2004 are as follows:

	June 30,	December 31,
	2005	2004
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$1,414	$7,915
Accrued stock-based compensation	333	240
Fair value of derivatives	27,257	14,930
Credits related to alternative minimum tax	409	279
Depletion carryforwards	3,488	3,209
Other	5,213	5,058
	38,114	31,631
Deferred tax liabilities:
Property and equipment	(74,334)	(67,903)
Net deferred tax liabilities	$(36,220)	$(36,272)
Components of net deferred tax assets (liabilities):
Current assets	$691	$625
Non-current liabilities	(36,911)	(36,897)
	$(36,220)	$(36,272)

For the six months ended June 30, 2005 and 2004, the Company’s effective income tax rates were different than the statutory federal income tax rates for the following reasons:

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Income tax expense (benefit) at statutory rate of 35%	$365	$4,080
Tax depletion in excess of basis	(280)	(105)
Income tax expense (benefit)	$85	$3,975
Current	$130	$—
Deferred	(45)	3,975
Income tax expense (benefit)	$85	$3,975

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

In connection with the SWR merger, the Company acquired $29.3 million of tax loss carryforwards that are subject to limitations under Internal Revenue Code Section 382 from a prior change in control that occurred in April 2002 and from the change in control of SWR that occurred in connection with the Company’s acquisition of SWR in May 2004.  The Company has completed a review of the facts surrounding these changes in control and presently believes that it will be able to utilize all of SWR’s tax loss carryforwards.

At June 30, 2005, the Company’s cumulative tax loss carryforwards were approximately $4 million.  Based upon current commodity prices and production volumes, as well as the availability of tax planning strategies (such as elective capitalization of intangible drilling costs), the Company believes that it is more likely than not that the Company will be able to utilize these tax loss carryforwards before they expire (beginning in 2008).  Accordingly, no valuation allowance exists at June 30, 2005 or December 31, 2004.

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

Overview

We are an oil and natural gas exploration, development, acquisition and production company.  Our basic business model is to find and develop oil and gas reserves through exploration and development activities, and sell the production from those reserves at a profit.  To be successful, we must, over time, be able to find oil and gas reserves and then sell our discovered production at a price that is sufficient to cover our finding costs, operating expenses, administrative costs and interest expense, plus offer us a return on our capital investment.

From time to time, we may also acquire producing properties if we believe the acquired assets offer us the potential for reserve growth through additional developmental or exploratory drilling activities.  The acquisition of Southwest Royalties, Inc. (“SWR”) in May 2004 provided us with a number of well locations suitable for developmental drilling and also enhanced our ability to conduct exploration activities on or adjacent to some of the acquired properties.

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

Key Factors to Consider

The following summarizes the key factors considered by management in the review of our financial condition and operating performance for the second quarter of 2005 and the outlook for the remainder of 2005.

•    Production for the second quarter of 2005, on an Mcfe basis, was up 22% from the second quarter of 2004.  Incremental production from the acquisition of SWR in May 2004 contributed significantly to the increase in production.  The combination of increased production and favorable product prices has resulted in significant increases in oil and gas sales and cash flow from operating activities.

•    Exploration costs related to abandonments and impairments were $6.4 million during the second quarter of 2005, of which $4.5 million was related to the Deer-Hamilton #1 well in south Texas.

•    We recorded a loss of $9.8 million related to the change in fair value of derivatives during the second quarter of 2005. Cash settlements to counterparties accounted for $6.1 million of this loss, and changes in mark-to-market valuations accounted for $3.7 million.  Since we do not presently designate our derivatives as cash flow hedges under applicable accounting standards, we recognize the full effect of changing prices on mark-to-market valuations as a current charge or credit to results of operations.

•    We currently plan to spend $145.2 million in 2005 on exploration and development activities, of which approximately 70% relates to exploratory prospects.  We cannot predict our drilling success on exploratory prospects, and our future results of operations and financial condition could be adversely affected by unsuccessful exploratory drilling results.

•    In July 2005, we significantly improved our liquidity by issuing $225 million of aggregate principal amount of 7¾% Senior Notes due 2013.  With net proceeds from the Senior Notes of approximately $217 million, we repaid all amounts outstanding on our secured credit facilities and currently have approximately $132.5 million borrowing capacity available under our revolving credit facility.

Recent Exploration and Developmental Activities

South Louisiana

The following table sets forth certain information about our exploratory well activities in south Louisiana subsequent to December 31, 2004.

		Working	Current
Spud Date	Well Name (Prospect)	Interest	Status
August 2004	McIlhenny #1 (Tabasco)	33%	Dry
November 2004	Orleans Levee District #1 (American Bay)	45%	Waiting on production facilities
February 2005	State Lease 18065 #1 (Alabama)	100%	Waiting on production facilities
July 2005	Ransom #1 (Keck)	50%	Drilling

We are currently constructing production facilities for the Orleans Levee District #1 (American Bay) and the State Lease 18065 #1 (Alabama) and expect to begin selling production from these wells in the fourth quarter of 2005.

Permian Basin

Subsequent to December 31, 2004, we have drilled 16 gross (13.4 net) operated wells in various fields in the Permian Basin, all of which were completed as producers.  Most of these wells contributed favorably to our second quarter 2005 production.  In addition, we are currently conducting drilling or completing operations on 10 gross (7.7 net) wells in this area.

Cotton Valley Reef Complex

During the first quarter of 2005, we abandoned the Catherine Destefano #1, a 14,600-foot exploratory well in Robertson County, Texas targeting the Knowles formation, resulting in a pretax charge of $7.2 million.

Other

We abandoned the Deer-Hamilton #1 well, a 17,000-foot exploratory well in Nueces County, Texas targeting the Vicksburg formation, in August 2005.  We recorded a pretax charge of $4.5 million during the second quarter of 2005 in connection with this abandonment and will record an additional charge of approximately $3.2 million during the third quarter of 2005.

Supplemental Information

The following unaudited information is intended to supplement the consolidated financial statements included in this Form 10-Q with data that is not readily available from those statements.

		Three Months Ended June 30,
		2005	2004
	Oil and Gas Production Data:
	Gas (MMcf)	4,547	4,105
	Oil (MBbls)	615	465
	Natural gas liquids (MBbls)	67	35
	Total (MMcfe)	8,639	7,105
	Average Realized Prices (1):
	Gas ($/Mcf)	$6.62	$5.68
	Oil ($/Bbl)	$50.35	$37.04
	Natural gas liquids ($/Bbl):	$31.73	$22.34
	Losses on Settled Derivative Contracts (1):
	($ in thousands, except per unit)
Gas:	Net realized loss	$(1,271)	$(950)
	Per unit produced ($/Mcf)	$(.51)	$(.49)
Oil:	Net realized loss	$(4,763)	$(1,855)
	Per unit produced ($/Bbl)	$(16.50)	$(8.79)
	Average Daily Production:
	Natural Gas (Mcf):
	Permian Basin	16,063	7,505
	Louisiana	14,604	9,898
	Austin Chalk (Trend)	2,103	3,110
	Cotton Valley Reef Complex	16,618	23,295
	Other	579	1,302
	Total	49,967	45,110
	Oil (Bbls):
	Permian Basin	3,281	2,109
	Louisiana	1,494	693
	Austin Chalk (Trend)	1,920	2,242
	Other	63	66
	Total	6,758	5,110
	Natural Gas Liquids (Bbls):
	Permian Basin	220	83
	Austin Chalk (Trend)	392	136
	Other	124	166
	Total	736	385

(Continued)

	Three Months Ended June 30,
	2005	2004
Exploration Costs (in thousands):
Abandonment and impairment costs:
Louisiana	$205	$12,206
Cotton Valley Reef Complex	154	—
Mississippi	876	—
Permian Basin	684	—
South Texas	4,511	—
Nevada, Arizona, California and Utah	—	1,104
Other	—	157
Total	6,430	13,467
Seismic and other	1,665	1,812
Total exploration costs	$8,095	$15,279
Oil and Gas Costs ($/Mcfe Produced):
Production costs	$1.60	$1.15
Oil and gas depletion	$1.34	$1.19
Net Wells Drilled (2):
Exploratory Wells	7.5	2.5
Developmental Wells	15.9	1.7

		Six Months Ended June 30,
		2005	2004
	Oil and Gas Production Data:
	Gas (MMcf)	9,308	8,282
	Oil (MBbls)	1,234	840
	Natural gas liquids (MBbls)	133	104
	Total (MMcfe)	17,510	13,946
	Average Realized Prices(1):
	Gas ($/Mcf)	$6.41	$5.42
	Oil ($/Bbl)	$49.08	$35.67
	Natural gas liquids ($/Bbl):	$29.63	$23.82
	Losses on Settled Derivative Contracts (1):
	($ in thousands, except per unit)
Gas:	Net realized loss	$(562)	$(950)
	Per unit produced ($/Mcf)	$(.06)	$(.49)
Oil:	Net realized loss	$(8,983)	$(2,004)
	Per unit produced ($/Bbl)	$(15.32)	$(7.68)

(Continued)

	Six Months Ended June 30,
	2005	2004
Average Daily Production:
Natural Gas (Mcf):
Permian Basin	16,110	4,670
Louisiana	14,935	10,319
Austin Chalk (Trend)	2,329	3,386
Cotton Valley Reef Complex	17,312	25,707
Other	739	1,423
Total	51,425	45,505
Oil (Bbls):
Permian Basin	3,305	1,524
Louisiana	1,485	716
Austin Chalk (Trend)	1,976	2,318
Other	52	57
Total	6,818	4,615
Natural Gas Liquids (Bbls):
Permian Basin	227	135
Austin Chalk (Trend)	365	252
Other	143	184
Total	735	571
Exploration Costs (in thousands):
Abandonment and impairment costs:
Louisiana	$1,477	$15,895
Cotton Valley Reef Complex	7,400	44
Mississippi	3,337	85
Permian Basin	975	375
South Texas	4,511	—
Nevada, Arizona, California and Utah	—	1,683
Other	—	17
Total	17,700	18,099
Seismic and other	2,453	3,737
Total exploration costs	$20,153	$21,836
Oil and Gas Costs ($/Mcfe Produced):
Production costs	$1.51	$1.08
Oil and gas depletion	$1.32	$1.17
Net Wells Drilled (2):
Exploratory Wells	10.8	4.6
Developmental Wells	24.8	7.2

(1)         Hedging gains (losses) are only included in the determination of our average realized prices if the underlying derivative contracts are designated as cash flow hedges under applicable accounting standards.  We did not designate any of our 2004 or 2005 derivative contracts as cash flow hedges.  This means that our derivatives for 2004 and 2005 have been marked-to-market through our statement of operations as other income/expense instead of through accumulated other comprehensive income on our balance sheet.  This also means that all realized gains/losses on these derivatives are reported in other income/loss instead of as a component of oil and gas sales.

(2)         Excludes wells being drilled or completed at the end of each period.

Operating Results — Three-Month Periods

The following discussion compares our results for the three months ended June 30, 2005 to the comparative period in 2004.  Unless otherwise indicated, references to 2005 and 2004 within this section refer to the respective quarterly period.

Oil and gas operating results

Oil and gas sales in 2005 increased 54% from 2004 due primarily to higher product prices and an increase in oil and gas production on an Mcfe basis.  Oil and gas sales increased $22.2 million, of which price variances accounted for a $13.1 million increase and production variances accounted for a $9.1 million increase.

Production in 2005 (on an Mcfe basis) was 22% higher than 2004.  We increased our oil production 32% in 2005 from 2004 primarily through the acquisition of SWR in May 2004 and as a result of production from new wells in Louisiana.  Our gas production increased 11% in 2005 from 2004 due primarily to additional gas production from the SWR acquisition and production from new wells in Louisiana, offset in part by normal production declines in the Cotton Valley Reef Complex area.  We expect our oil and gas production for fiscal 2005 to exceed fiscal 2004 levels due to our ongoing developmental drilling program in the Permian Basin, without taking into account any new production from our exploration program or from acquisitions of proved reserves.

In 2005, our realized oil price was 36% higher than 2004, while our realized gas price was 17% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on an Mcfe basis increased from $1.15 per Mcfe in 2004 to $1.60 per Mcfe in 2005.  The increase in operating costs in 2005 was primarily due to the added expense related to higher cost oil properties acquired in connection with the SWR merger, as well as increased production tax costs related to higher product prices.  In addition, an increase in workover activities designed to improve production from existing wells contributed to higher production costs.  It is likely that these factors will continue to contribute to higher production costs in future periods.

Depreciation, depletion, and amortization (“DD&A”) expense attributable to our oil and gas properties increased $3 million, of which production variances accounted for $2 million and rate variances accounted for $1 million.  On an Mcfe basis, DD&A expense increased 13% from $1.19 per Mcfe in 2004 to $1.34 per Mcfe in 2005.  Depletion rates for each depletable group are a function of net capitalized costs and estimated reserve quantities.

General and administrative (“G&A”) expenses, excluding non-cash stock-based employee compensation, decreased 3% in 2005 as compared to 2004 due primarily to administrative efficiencies afforded by the combination of our operating activities with those of SWR.  A greater portion of our corporate G&A expenses are being borne by participants in wells we operate through overhead charges billable under applicable operating agreements.  G&A expenses for 2005 include a non-cash charge of $162,000 for stock-based employee compensation required by Financial Accounting Standards Board Interpretation No. 44.  A $782,000 non-cash credit (reduction of expense) was required for the 2004 period.  Since the amount of this non-cash provision or credit is based on the quoted market value of our common stock, the future results of our operations may be subject to significant volatility based on changes in the market price of our common stock.

Exploration costs

Since we follow the successful efforts method of accounting, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2005, we charged to expense $8.1 million of exploration costs, as compared to $15.3 million in 2004.  Most of these costs were incurred in Louisiana, Mississippi and south Texas.

We plan to spend approximately $145.2 million on exploration and development activities in fiscal 2005, of which 70% is expected to be allocated to exploration activities.  Since exploratory drilling involves a high degree of risk, it is likely that a significant portion of the remaining costs in fiscal 2005 will be charged to exploration costs. However, we cannot predict our success rates and, accordingly, cannot predict our exploration costs related to abandonment and impairment costs.

Interest expense

Interest expense increased from $1.4 million in 2004 to $2.6 million in 2005 due primarily to higher average levels of indebtedness under our credit facilities and higher effective interest rates.  The average daily principal balance outstanding under the credit facilities for 2005 was $191.2 million compared to $123.6 million in 2004.  The increased borrowings were primarily a result of the acquisition of SWR in May 2004.  The effective annual interest rate on bank debt, including bank fees and interest rate derivatives, during 2005 was 6.3% compared to 4.8% in 2004.  We expect interest expense to increase in future periods due to the issuance of $225 million of aggregate principal amount of 7¾% Senior Notes due 2013 in July 2005.

Change in fair value of derivatives

We recorded a loss of $9.8 million in 2005 for the change in fair value of derivatives compared to a loss of $309,000 for 2004.  We have not designated any derivative contracts in 2005 or 2004 as cash flow hedges; therefore all cash settlements and changes resulting from mark-to-market valuations are recorded as changes in fair value of derivatives.  For 2005, cash settlements were $6.1 million and non-cash mark-to-market adjustments were $3.7 million, as compared to cash settlements of $2.8 million and non-cash mark-to-market adjustments of a $2.5 million gain for the 2004 period.  Future gains or losses on changes in derivatives will be impacted by the volatility of commodity and interest rates, as well as the terms of any new derivative contracts.

Operating Results — Six-Month Periods

The following discussion compares our results for the six months ended June 30, 2005 to the comparative period in 2004.  Unless otherwise indicated, references to 2005 and 2004 within this section refer to the respective six-month period.

Oil and gas operating results

Oil and gas sales in 2005 increased 61% from 2004 due primarily to higher product prices and an increase in oil and gas production on an Mcfe basis.  Oil and gas sales increased $47.3 million, of which price variances accounted for a $26.7 million increase and production variances accounted for a $20.6 million increase.

Production in 2005 (on an Mcfe basis) was 26% higher than 2004.  We increased our oil production in 2005 primarily through the acquisition of SWR in May 2004 and as a result of production from new wells in Louisiana.  Our gas production increased 12% in 2005 from 2004 due primarily to additional gas production from the SWR acquisition and production from new wells in Louisiana, offset in part by normal production declines in the Cotton Valley Reef Complex area.  We expect our oil and gas production for fiscal 2005 to exceed fiscal 2004 levels due to our ongoing developmental drilling program in the Permian Basin, without taking into account any new production from our exploration program or from acquisitions of proved reserves.

In 2005, our realized oil price was 38% higher than 2004, while our realized gas price was 18% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on an Mcfe basis increased from $1.08 per Mcfe in 2004 to $1.51 per Mcfe in 2005.  The increase in operating costs in 2005 was primarily due to the added expense related to higher cost oil properties acquired in connection with the SWR merger, as well as increased production tax costs related to higher product prices.  In addition, an increase in workover activities designed to improve production from existing wells contributed to higher production costs.  It is likely that these factors will continue to contribute to higher production costs in future periods.

DD&A expense attributable to our oil and gas properties increased $6.8 million, of which production variances accounted for $4.5 million and rate variances accounted for $2.3 million.  On an Mcfe basis, DD&A expense increased 13% from $1.17 per Mcfe in 2004 to $1.32 per Mcfe in 2005.  Depletion rates for each depletable group are a function of net capitalized costs and estimated reserve quantities.

G&A expenses, excluding non-cash stock-based employee compensation, decreased 7% in 2005 as compared to 2004 due primarily to administrative efficiencies afforded by the combination of our operating activities with those of SWR.  A greater portion of our corporate G&A expenses are being borne by participants in wells we operate through overhead charges billable under applicable operating agreements.  G&A expenses for 2005 include a non-cash charge of $280,000 for stock-based employee compensation required by Financial Accounting Standards Board Interpretation No. 44.  A $205,000 credit (reduction of expense) was required for the 2004 period.  Since the amount of this non-cash provision or credit is based on the quoted market value of our common stock, the future results of our operations may be subject to significant volatility based on changes in the market price of our common stock.

Gain on property sales

Gain on sales of property and equipment for 2005 was $2.1 million, as compared to $66,000 in 2004.  The 2005 gain included the sale of various non-core wells in east Texas and lease acreage sales.

Exploration costs

Since we follow the successful efforts method of accounting, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2005, we charged to expense $20.2 million of exploration costs, as compared to $21.8 million in 2004.  Most of these costs were incurred in the Cotton Valley Reef Complex, Mississippi, south Louisiana and south Texas.

We plan to spend approximately $145.2 million on exploration and development activities in fiscal 2005, of which 70% is expected to be allocated to exploration activities.  Since exploratory drilling involves a high degree of risk, it is likely that a significant portion of the remaining costs in fiscal 2005 will be charged to exploration costs. However, we cannot predict our success rates and, accordingly, cannot predict our exploration costs related to abandonment and impairment costs.

Interest expense

Interest expense increased from $1.9 million in 2004 to $4.9 million in 2005 due primarily to higher average levels of indebtedness under our credit facilities and higher effective interest rates.  The average daily principal balance outstanding under the credit facilities for 2005 was $187.2 million compared to $86.9 million in 2004.  The increased borrowings were primarily a result of the acquisition of SWR in May 2004.  The effective annual interest rate on bank debt, including bank fees and interest rate derivatives, during 2005 was 6.1% compared to 4.5% in 2004.  We expect interest expense to increase in future periods due to the issuance of $225 million of aggregate principal amount of 7¾% Senior Notes due 2013 in July 2005.

Change in fair value of derivatives

We recorded a loss of $44.9 million in 2005 for the change in fair value of derivatives compared to a loss of $3.4 million for 2004.  We have not designated any derivative contracts in 2005 or 2004 as cash flow hedges; therefore all cash settlements and changes resulting from mark-to-market valuations are recorded as changes in fair value of derivatives.  For 2005, cash settlements were $9.7 million and non-cash mark-to-market adjustments were $35.2 million, as compared to cash settlements of $3 million and non-cash mark-to-market adjustments of $447,000 for the 2004 period.  Future gains or losses on changes in derivatives will be impacted by the volatility of commodity and interest rates, as well as the terms of any new derivative contracts.

Liquidity and Capital Resources

Overview

Our primary financial resource is our base of oil and gas reserves.  We pledge our producing oil and gas properties to a group of banks to secure our revolving credit facility and, until July 2005, our senior term credit facility.  The banks establish a borrowing base by making an estimate of the collateral value of our oil and gas properties.  We borrow funds on the revolving credit facility as needed to supplement our operating cash flow as a financing source for our capital expenditure program.  Our ability to fund our capital expenditure program is dependent upon the level of product prices and the success of our exploration program in replacing our existing oil and gas reserves.  If product prices decrease, our operating cash flow may decrease and the banks may require additional collateral or reduce our borrowing base, thus reducing funds available to fund our capital expenditure program.  The effects of product prices on cash flow can be mitigated through the use of commodity derivatives.  If we are unable to replace our oil and gas reserves through our exploration program, we may also suffer a reduction in our operating cash flow and access to funds under the revolving credit facility.  Under extreme circumstances, product price reductions or exploration drilling failures could allow the banks to seek to foreclose on our oil and gas properties, thereby threatening our financial viability.

In July 2005, we reduced our dependence on the borrowing base established for the revolving credit facility by issuing $225 million of aggregate principal amount of 7¾% Senior Notes due 2013 and using the net proceeds to repay all amounts outstanding on the revolving credit facility and the senior term credit facility.

In this section, we will describe our current plans for capital spending, identify the capital resources available to finance our capital spending, and discuss the principal factors that can affect our liquidity and capital resources.

Capital expenditures

Our total planned expenditures for exploration and development activities during fiscal 2005 are $145.2 million, as summarized by area in the following table.

	Actual	Total
	Expenditures	Planned
	Six Months	Expenditures
	Ended	Year Ended	Percentage
	June 30, 2005	December 31, 2005	of Total
	(In thousands)
Permian Basin	$31,900	$59,000	41%
Louisiana	17,400	51,900	36%
South and east Texas	10,000	17,500	12%
Utah/Montana	5,500	12,000	8%
Mississippi	3,300	3,800	2%
Other	—	1,000	1%
	$68,100	$145,200	100%

Our actual expenditures during fiscal 2005 may be substantially higher or lower than these estimates since our plans for exploration and development activities may change during the year.  Other factors, such as prevailing product prices and the availability of capital resources, could also increase or decrease the ultimate level of expenditures during fiscal 2005.

Approximately 70% of the planned expenditures relate to exploratory prospects.  Exploratory prospects involve a higher degree of risk than developmental prospects.  To offset the higher risk, we generally strive to achieve a higher reserve potential and rate of return on investments in exploratory prospects.  We do not attempt to forecast our success rate on exploratory drilling.  Accordingly, these current estimates do not include costs we may incur to complete any future successful exploratory wells and construct the required production facilities for these wells.  Also, we are actively searching for other opportunities to increase our oil and gas reserves, including the evaluation of new prospects for exploratory and developmental drilling activities and potential acquisitions of proved oil and gas properties.

We project that most of the cash needed to finance our planned expenditures for exploration and development activities in fiscal 2005 will be provided by operating activities.  To the extent that actual costs exceed our cash provided by operating activities, we plan to utilize the remaining proceeds from our Senior Notes offering and the existing availability under the revolving credit facility to finance such excess.

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

Cash flow provided by operating activities for the six months ended June 30, 2005 was 40% higher than the same period in 2004 due to the combined effects of several drivers.  The positive benefits of a 61% increase in oil and gas sales, driven primarily by higher oil and gas prices and an increase in production, were offset in part by increases in production costs, costs of settling commodity hedges and interest expense.  Our primary source of cash from operating activities is our oil and gas sales, net of production costs.  Our cash flow provided by operating activities is subject to material variation from changes in oil and gas production levels and product prices.  Higher oil and gas prices also resulted in an increase in cash required to settle derivative contracts, excluding those contracts that contain a financing element as in the case of the contracts assumed in the SWR acquisition.  Interest expense increased in 2005 due primarily to higher levels of indebtedness resulting from the SWR acquisition.

Credit facilities

A group of banks have provided us with a revolving credit facility on which we have historically relied for both our short-term liquidity (working capital) and our long-term financing needs.  The funds available to us at any time under this revolving credit facility are limited to the amount of the borrowing base established by the banks.  As long as we have sufficient availability under this credit facility to meet our obligations as they come due, we will have sufficient liquidity and will be able to fund any short-term working capital deficit.

At the beginning of 2005, we had an outstanding balance under the revolving credit facility of $147.5 million, and the borrowing base was $195 million, providing us with available funds of $46.7 million after accounting for outstanding letters of credit.  During the six months ended June 30, 2005, we generated cash flow from operating activities of $69.3 million and received proceeds from sales of property and equipment of $2.2 million.  We also spent $79.4 million on capital expenditures and other investments and paid $9.8 million to settle derivatives with financing elements.  The excess of expenditures over receipts of $17.7 million was financed by borrowings on the revolving credit facility of $12.1 million and cash on deposit of $5.6 million.  As a result, the available funds under our revolving credit facility at June 30, 2005 was $34.6 million.

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

Working capital computed for loan compliance purposes differs from our working capital in accordance with generally accepted accounting principles (GAAP).  Since compliance with financial covenants is a material requirement under the credit facilities, we consider the loan compliance working capital to be useful as a measure of our liquidity because it includes the funds available to us under the revolving credit facility and is not affected by the volatility in working capital caused by changes in fair value of derivatives.  Our reported working capital deficit decreased from $27.6 million at December 31, 2004 to $20.9 million at June 30, 2005 due primarily to a combination of factors, including decreases in accounts payable, increases in inventory and increases in current liabilities related to the fair value of derivatives.  After giving effect to the adjustments, our working capital computed for loan compliance purposes was a positive $41.3 million at June 30, 2005, as compared to a positive $32.9 million at December 31, 2004.  The following table reconciles our GAAP working capital to the working capital computed for loan compliance purposes at June 30, 2005 and December 31, 2004.

	June 30,	December 31,
	2005	2004
	(In thousands)
Working capital (deficit) per GAAP	$(20,888)	$(27,566)
Add funds available under the revolving credit facility	34,596	46,725
Exclude fair value of derivatives classified as current assets or current liabilities	27,567	13,693
Working capital per loan covenant	$41,275	$32,852

Since we use this revolving credit facility for both short-term liquidity and long-term financing needs, it is important that we comply in all material respects with the loan agreement, including financial covenants that are computed quarterly.  The working capital covenant requires us to maintain positive working capital using the computations described above.  Another financial covenant under the credit facility requires us to maintain a ratio of indebtedness to cash flow of no more than 3 to 1.  While we were in compliance with all financial and non-financial covenants at June 30, 2005, our increased leverage and reduced liquidity may result in our failing to comply with one or more of these covenants in the future.  If we fail to meet any of these loan covenants, we would ask the banks to allow us sufficient time to obtain additional capital resources through alternative means.  If a suitable arrangement could not be reached with the banks, the banks could accelerate the indebtedness and seek to foreclose on the pledged assets.  However, the issuance of the 7¾% Senior Notes due 2013 described below significantly increases our liquidity and reduces our dependence on the revolving credit facility.

The banks redetermine the borrowing base under the revolving credit facility at least twice a year, in May and November.  If at any time, the borrowing base is less than the amount of outstanding indebtedness, we will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement.  In connection with the issuance of the 7¾% Senior Notes due 2013, the borrowing base was reduced to $132.5 million in July 2005, and all outstanding balances on our revolving credit facility were repaid.

7¾% Senior Notes due 2013

In July 2005, we issued, in a private placement, $225 million of aggregate principal amount of 7¾% Senior Notes due 2013 (“Senior Notes”).  The Senior Notes were issued at face value and will bear interest at 7¾% per year, payable semi-annually on February 1 and August 1 of each year, beginning February 1, 2006.  After the payment of typical transaction expenses, net proceeds of approximately $217 million were used to repay amounts outstanding on our secured credit facilities and for general corporate purposes, including the funding of planned exploration and development activities.

At any time prior to August 1, 2008, we may redeem up to 35% of the aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings at a redemption price of 107.75% of the principal amount, plus accrued and unpaid interest.  In addition, prior to August 1, 2009, we may redeem some or all of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed, plus a make-whole premium, plus any accrued and unpaid interest.  On and after August 1, 2009, we may redeem some or all of the Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 103.875% for the twelve-month period beginning on August 1, 2009, 101.938% for the twelve-month period beginning on August 1, 2010, and 100.00% beginning on August 1, 2011, for any period thereafter, in each case plus accrued and unpaid interest.

The Indenture governing the Senior Notes restricts our ability and the ability of our restricted subsidiaries to:  (i) borrowing money; (ii) issue redeemable and preferred stock; (iii) pay distributions or dividends; (iv) make investments; (v) create liens without securing the Notes; (vi) enter into agreements that restrict dividends from subsidiaries; (vii) sell certain assets or merge with or into other companies; (viii) enter into transactions with affiliates; (ix) guarantee indebtedness; and (x) enter into new lines of business.  These covenants are subject to a number of important exceptions and qualifications.

Since the Senior Notes have an eight-year maturity and bear interest at a fixed rate of 7¾%, we expect our effective annual interest rate to increase in future periods.  However, we believe that a fixed rate of interest for the term of the Senior Notes will be beneficial over the long-term.

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to June 30, 2005.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Floors:

	Gas		Oil
	MMBtu	Floor	Bbls	Floor
Production Period:
3rd Quarter 2005	1,840,000	$4.50	119,600	$28.00
4th Quarter 2005	1,840,000	$4.50	119,600	$28.00
	3,680,000		239,200

Collars:

	Gas			Oil
	MMBtu (a)	Floor	Ceiling	Bbls	Floor	Ceiling
Production Period:
3rd Quarter 2005	607,000	$4.00	$5.23	165,000	$23.00	$25.41
4th Quarter 2005	588,000	$4.00	$5.23	162,000	$23.00	$25.41
2006	2,024,000	$4.00	$5.21	613,000	$23.00	$25.32
2007	1,831,000	$4.00	$5.18	562,000	$23.00	$25.20
2008	1,279,000	$4.00	$5.15	392,000	$23.00	$25.07
	6,329,000			1,894,000

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

Interest Rate

All of our outstanding bank indebtedness at June 30, 2005 is subject to market rates of interest as determined from time to time by the banks pursuant to the credit facilities.  We may designate borrowings under the credit facilities as either “Base Rate Loans” or “Eurodollar Loans.”  Base Rate Loans bear interest at a fluctuating rate that is linked to the discount rates established by the Federal Reserve Board.  Eurodollar Loans bear interest at a fluctuating rate that is linked to LIBOR.  In July 2005, we repaid all outstanding balances on our bank indebtedness using proceeds from the issuance of the Senior Notes which bear interest at a fixed rate.

The following summarizes information concerning our net positions in open interest rate swaps applicable to periods subsequent to June 30, 2005.

	Principal	Libor
	Balance	Rates
Period:
July 1, 2005 to November 1, 2005	$60,000,000	2.97%
November 1, 2005 to November 1, 2006	$55,000,000	4.29%
November 1, 2006 to November 1, 2007	$50,000,000	5.19%
November 1, 2007 to November 1, 2008	$45,000,000	5.73%

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

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6 -  Exhibits

Exhibits

2.1**

Agreement and Plan of Merger among Clayton Williams Energy, Inc., CWEI-SWR, Inc. and Southwest Royalties, Inc., dated May 3, 2004, filed as Exhibit 2.1 to our Current Report on Form 8-K filed June 3, 2004††

3.1**	Second Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to our Form S-2 Registration Statement, Commission File No. 333-13441

3.2**	Certificate of Amendment of Second Restated Certificate of Incorporation of Clayton Williams Energy, Inc., filed as Exhibit 3.1 to our Form 10-Q for the period ended September 30, 2000

3.3**	Bylaws of the Company, filed as Exhibit 3.4 to our Form S-1 Registration Statement, Commission File No. 33-43350

3.4**	Corporate Bylaws of Clayton Williams Energy, Inc., as amended, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on June 1, 2005††

4.1**

Indenture, dated July 20, 2005, among Clayton Williams Energy, Inc., the Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on July 22, 2005††

4.2**

Registration Rights Agreement dated July 20, 2005, among Clayton Williams Energy, Inc., the Subsidiary Guarantors and J.P. Morgan Securities Inc., filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the Commission on July 22, 2005††

10.1**	First Amendment to Amended and Restated Credit Agreement dated July 18, 2005, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 20, 2005††

† 10.2**	Agreement of Limited Partnership of CWEI South Louisiana III, L.P. effective as of March 1, 2005, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 14, 2005††

† 10.3**	Agreement of Limited Partnership of CWEI North Louisiana, L.P. effective as of March 1, 2005, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on April 14, 2005††

† 10.4**	Agreement of Limited Partnership of Floyd Prospect, L.P. effective as of June 1, 2005, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on June 3, 2005††

31.1*	Certification by the President and Chief Executive Officer of the Company pursuant to Rule 13(a) - 14(a) of the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13(a) - 14(a) of the Securities Exchange Act of 1934

32*	Certifications by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*	Filed herewith
**	Incorporated by reference to the filing indicated
†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement
††	Filed under our Commission File No. 001-10924

CLAYTON WILLIAMS ENERGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CLAYTON WILLIAMS ENERGY, INC.

Date: August 8, 2005	By:	/s/ L. Paul Latham
L. Paul Latham
Executive Vice President and Chief
Operating Officer

Date: August 8, 2005	By:	/s/ Mel G. Riggs
Mel G. Riggs
Senior Vice President and Chief Financial
Officer