Form 10-Q/A
period 2005-06-30
CLAYTON WILLIAMS ENERGY INC /DE
filed 2005-08-09
CIK 880115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the period ended June 30, 2005 of Clayton Williams Energy, Inc., initially filed with the Securities and Exchange Commission on August 9, 2005, is being filed to report Part II-Item 4, which was inadvertently omitted.  All other information in the quarterly report on Form 10-Q remains unchanged from the original filing.

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

PART II.  OTHER INFORMATION

Item 4 -  Submission of Matters to a Vote of Securities Holders

On May 11, 2005, we held our Annual Meeting of Stockholders to (a) elect three directors to the Board of Directors for a term of three years, and (b) advise on the selection of KPMG LLP as our independent auditors for 2005.  At such meeting, Davis L. Ford, Robert L. Parker and Jordan R. Smith were reelected as directors, and stockholders advised that KPMG LLP should be selected as our independent auditors for 2005.

The following is a summary of the votes cast at the Annual Meeting:

	Results of Voting	Votes For	Withheld
1.	Election of Directors
	Davis L. Ford	9,655,424	94,657
	Robert L. Parker	9,509,695	240,386
	Jordan R. Smith	9,617,193	132,888

		Votes For	Withheld	Abstentions
2.	Advisory vote on the selection of KPMG LLP	9,717,392	3,532	29,157

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

CLAYTON WILLIAMS ENERGY, INC.

Date: August 9, 2005	By:	/s/ L. Paul Latham
L. Paul Latham
Executive Vice President and Chief
Operating Officer

Date: August 9, 2005	By:	/s/ Mel G. Riggs
Mel G. Riggs
Senior Vice President and Chief Financial
Officer