Form 10-Q/A
period 2005-03-31
CLAYTON WILLIAMS ENERGY INC /DE
filed 2005-08-16
CIK 880115

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

Explanatory Note

On May 10, 2005, Clayton Williams Energy, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2005 (the “First Quarter 2005 Form 10-Q”).  The Company is filing this Amendment No. 1 to the First Quarter 2005 Form 10-Q solely to file additional certifications of the Chief Executive Officer and the Chief Financial Officer as Exhibits 31.3 and 31.4, respectively. The additional certifications are being filed to include in paragraph 4 certain statements regarding internal controls over financial reporting that were inadvertently omitted from the certifications previously filed as Exhibits 31.1 and 31.2, respectively.

Rule 12b-15 under the Exchange Act provides that any amendment to a report required to be accompanied by the certifications specified in Rule 13(a)-14(b) or 15d-14(b) must be accompanied by new certifications of the principal executive officer and principal financial officer. These certifications, which are unchanged from the certifications as originally filed with the First Quarter 2005 Form 10-Q, are therefore also included as Exhibit 32.

This Amendment No. 1 does not reflect events occurring after the filing of the original First Quarter 2005 Form 10-Q, and, other than the filing of additional certifications as Exhibits 31.3 and 31.4, and Exhibit 32, does not modify or update the disclosure in the original First Quarter 2005 Form 10-Q in any way.

PART II.  OTHER INFORMATION

Item 6 -   Exhibits

Exhibits

31.3*	Certification by the President and Chief Executive Officer of the Company pursuant to Rule 13(a) - 14(a) of the Securities Exchange Act of 1934

31.4*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13(a) - 14(a) of the Securities Exchange Act of 1934

32*	Certifications by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*                 Filed herewith

CLAYTON WILLIAMS ENERGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CLAYTON WILLIAMS ENERGY, INC.

Date: August 15, 2005	By:	/s/ L. Paul Latham
L. Paul Latham
Executive Vice President and Chief
Operating Officer

Date: August 15, 2005	By:	/s/ Mel G. Riggs
Mel G. Riggs
Senior Vice President and Chief Financial
Officer

EXHIBIT INDEX

31.3*	Certification by the President and Chief Executive Officer of the Company pursuant to Rule 13(a) - 14(a) of the Securities Exchange Act of 1934

31.4*	Certification by the Chief Financial Officer of the Company pursuant to Rule 13(a) - 14(a) of the Securities Exchange Act of 1934

32*	Certifications by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*                 Filed herewith