Form 10-K
period 2006-12-31
CLAYTON WILLIAMS ENERGY INC /DE
filed 2007-03-16
CIK 880115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock - $.10 Par Value

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $214,601,268.

There were 11,352,051 shares of Common Stock, $.10 par value, of the registrant outstanding as of March 14, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the 2007 Annual Meeting of Stockholders, which will be filed with the Commission not later than April 30, 2007, are incorporated by reference in Part III of this Form 10-K.

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
Reserves
Exploration and Development Activities
Productive Well Summary
Volumes, Prices and Production Costs
Development, Exploration and Acquisition Expenditures
Acreage
Offices

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Part II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and
Issuer Repurchases of Equity Securities
Price Range of Common Stock
Dividend Policy
Securities Authorized for Issuance under Equity Compensation Plans

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Key Factors to Consider
Proved Oil and Gas Reserves

TABLE OF CONTENTS (Continued)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
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
Disclosure Controls and Procedures
Internal Control Over Financial Reporting
Changes in Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting

Item 9B.	Other Information

Part III
Items 10-14.	Information Incorporated by Reference

Part IV
Item 15.	Exhibits and Financial Statement Schedules
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

PART I

Item 1 - Business

General

Clayton Williams Energy, Inc., incorporated in Delaware in 1991, is an independent oil and gas company engaged in the exploration for and production of oil and natural gas primarily in Texas, Louisiana and New Mexico.  Unless the context otherwise requires, references to the “Company”, “CWEI”, “we”, “us” or “our” mean Clayton Williams Energy, Inc. and its consolidated subsidiaries.  On December 31, 2006, our estimated proved reserves were 271.5 Bcfe, of which 75% were proved developed.  We have a balanced portfolio of oil and natural gas reserves, with approximately 44% of our proved reserves at December 31, 2006 consisting of natural gas and approximately 56% consisting of oil and natural gas liquids.  During 2006, we added proved reserves of 29.4 Bcfe through extensions and discoveries, had downward revisions of 28.7 Bcfe and acquired 6.4 Bcfe through purchases of minerals-in-place.  We also achieved average net production of 80.6 Mmcfe per day in 2006, which implies a reserve life of approximately 9.2 years.  CWEI held interests in 6,626 gross (891.9 net) producing oil and gas wells and owned leasehold interests in approximately 1.3 million gross (865,000 net) undeveloped acres at December 31, 2006.

Clayton W. Williams beneficially owns, either individually or through his affiliates, approximately 47% of the outstanding shares of our common stock.  Mr. Williams is also our Chairman of the Board and Chief Executive Officer.  As a result, Mr. Williams has significant influence in matters voted on by our shareholders, including the election of our Board members.  Mr. Williams actively participates in all facets of our business and has a significant impact on both our business strategy and daily operations.

In 2007, we plan to spend approximately $170.1 million on exploration and development activities, of which 83% relate to exploratory prospects.  More than 60% of these planned expenditures in 2007 have been allocated to exploration and development activities in Louisiana.

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

We are presently concentrating our exploration efforts in South Louisiana, North Louisiana and East Texas.  Approximately 83% of our planned expenditures for 2007 relate to exploratory prospects, as compared to approximately 84% of actual expenditures in 2006 and 73% of actual expenditures in 2005.  During 2006, we spent $210.2 million on exploratory prospects, including $58.6 million on seismic and leasing activities and $151.6 million on drilling activities.

Development Program

Complimentary to our higher risk/higher potential exploration program is our development program.  We have an inventory of developmental projects available for drilling in the future.  At December 31, 2006, we had proved developed nonproducing reserves and proved undeveloped reserves of 99.8 Bcfe.  We currently estimate that we will be required to spend approximately $160.3 million in development costs to develop these reserves.  Since the timing of developing these reserves is discretionary, we have decided to limit expenditures on our developmental program in 2007 in order to preserve more capital resources for our exploratory activities in areas where we have leases that will expire unless commercial production is commenced before the end of their current lease terms.  We may allocate a more significant portion of our capital expenditures to development activities in years after 2007.

Acquisition and Divestitures of Proved Properties

In addition to our exploration and development activities, we are also engaged in the business of acquiring proved reserves.  Competition for the purchase of proved reserves is intense.  Sellers often utilize a bid process to sell properties.  This process usually intensifies the competition and makes it extremely difficult for us to acquire reserves without assuming significant price and production risks.  We are actively searching for opportunities to acquire proved oil and gas properties; however, because the competition is intense, we cannot give any assurance that we will be successful in our efforts during 2007.

In 2006, an affiliated partnership, West Coast Energy Properties, L.P. (“WCEP”), acquired certain producing oil and gas assets in California and Texas for aggregate cash consideration of $58 million.  Approximately 75% of the purchase price related to properties in three fields in southern California, and the remaining 25% related primarily to properties located in Mitchell County, Texas.  One of our subsidiaries is the general partner of WCEP, and an affiliate of GE Energy Financial Services is the limited partner.  We contributed $6.2 million to WCEP for an initial general partner interest of 5%.  Our general partner interest can increase to 37.63%, and ultimately to 49%, if the limited partner achieves certain target rates of return.

From time to time, we sell certain of our proved properties when we believe it is more advantageous to dispose of the selected properties than to continue to hold them.  We consider many factors in deciding to sell properties, including the need for liquidity, the risks associated with continuing to own the properties, our expectations for future development on the property, the fairness of the price offered, and other factors related to the condition and location of the property.  We did not sell any proved properties in 2006, but we may elect to sell selected properties in 2007.

Drilling Rigs

In April 2006, we formed a joint venture (“Larclay JV”) with Lariat Services, Inc. (“Lariat”) to construct, own and operate 12 new drilling rigs, consisting of five 1,000 horsepower rigs, five 1,300 horsepower rigs and two 2,000 horsepower rigs.  Our business purpose for Larclay JV was to provide us with a reliable source of drilling rigs to be used in our exploration and development drilling programs.  At the time, the supply of suitable drilling rigs was tight, causing the availability of rigs to be uncertain and the contract terms under drilling contracts to be less favorable.  To lessen our reliance on other contractors for drilling rigs, and to mitigate our exposure to high contract rates and terms, we decided to join with an established drilling contractor for the construction and ownership of the Larclay JV rigs.

The rigs are being constructed on behalf of Larclay JV by Lariat, as operations manager.  All five of the 1,300 horsepower rigs and one of the 1,000 horsepower rigs were fully constructed at December 31, 2006.  Subsequently, construction on three of the remaining four 1,000 horsepower rigs has been completed.  The remaining three rigs are expected to be fully constructed June 2007.  Total construction cost of all rigs, excluding capitalized interest, is expected to be approximately $79 million.

Our principal obligation as a partner in the Larclay JV is to provide the necessary credit support to finance the construction of the rigs.  We arranged for a lender to provide a $75 million secured term loan to Larclay JV to finance most of the cost of constructing and initially equipping the rigs. The terms of the loan originally required us to issue a $19 million letter of credit to the lender as additional collateral during the construction period.  In February 2007, the lender released the letter of credit in exchange for our limited guaranty in the amount of $19.5 million.  After completion of the construction period, outstanding advances under the term loan must not exceed 75% of the appraised value of the rigs.  If proceeds available to Larclay JV under the term loan are not sufficient to fully finance the cost of acquiring the rigs, we will be required to loan funds to Larclay JV at the same interest rate as the term loan.

Also in April 2006, we entered into a three-year drilling contract with Larclay JV assuring the availability of each rig for use in the ordinary course of our exploration and development drilling programs throughout the term of the drilling contract.  The provisions of the drilling contract provide that we contract for each rig on a well-by-well basis at then current market rates.  If we do not need a rig at any time during the term of the contract, Larclay JV may contract with other operators for the use of that rig, subject to certain restrictions.  If a rig is idle, we are required to pay Larclay JV an idle rig rate ranging from $8,100 per day to $10,300 per day (plus crew labor expenses, if applicable), depending on the size of the rig.

Our maximum potential obligation to pay idle rig rates over the term of this drilling contract, excluding any crew labor expenses, totals $109 million; however, our obligation under the contract is mitigated as rigs are contracted to drill for other operators.  Currently, two rigs are drilling for us, five rigs are drilling for an affiliate of Lariat, and two rigs are drilling for other operators.  We currently plan to use at least one of the 1,300 horsepower rigs in our North Louisiana program and both of the 2,000 horsepower rigs in our East Texas Bossier program during 2007.

In addition to the Larclay JV rigs, we have placed orders for two additional 2,000 horsepower rigs for possible use in our North Louisiana Bossier and our East Texas Bossier programs.  At December 31, 2006, we had invested $8.7 million in these rigs and were committed under firm purchase contracts for an additional $15.8 million.  We estimate that the combined construction cost of both rigs will be approximately $27 million.

Exploration and Development Activities

In 2006, we spent $250.2 million on exploration and drilling activities, approximately 60% of which was financed by cash flow from operations and the remainder by borrowings on our revolving credit facility.  We presently plan to spend approximately $170.1 million on exploration and drilling activities during 2007, most of which will be financed by cash flow from operations, and the balance will be financed by borrowings on the revolving credit facility and supplemented by proceeds from sales of assets, if needed.  We may increase or decrease our planned activities, depending upon drilling results, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities.

South Louisiana

Since 2000, we have been exploring for oil and gas reserves in South Louisiana and have developed this area into one of our key sources of production and cash flow.  Most of the prospects we have generated in South Louisiana have been identified based on 3-D seismic data and technology and have generally consisted of multi-pay, Miocene-age sands.

Prior to 2006, we had drilled 53 gross (42.0 net) exploratory wells in South Louisiana, of which 24 gross (18.0 net) were completed as producers.  The following table sets forth certain information about our exploratory well activities in South Louisiana subsequent to December 31, 2005.

Spud Date	Well Name (Prospect)	Working Interest	Current Status

January 2006	Borah #1 (Cypress Isle)	75%	Dry
February 2006	SL 195 QQ #2 (Floyd)	81%	Producing
February 2006	SL 195 QQ #3 (Floyd)	75%	Producing
March 2006	SL 195 QQ #4 (Floyd)	72%	Producing
March 2006	A. J. Beshel #1 (Beshel)	100%	Producing
April 2006	Cobena #1 (Boa II)	63%	Completing
May 2006	SL 195 QQ #5 (Floyd)	75%	Producing
June 2006	SL 195 QQ #8 (Floyd)	70%	Producing
August 2006	SL 195 QQ #6 (Floyd)	75%	Producing
August 2006	Apache Louisiana Minerals #73-1 (Abigail)	100%	Dry
October 2006	SL 195 QQ #11 (Floyd)	72%	Producing
November 2006	Kyle Peterman Mgt #30-1 (Pigeon)	100%	Dry
November 2006	Luke Harvey #1 (Beshal Shallow)	100%	Producing
December 2006	Rose Chouest #1 (South Empire)	95%	Dry
December 2006	SL 18065 #3 (West Alabama)	100%	Producing
January 2007	SL 195 QQ #7 (Floyd)	75%	Completing
February 2007	SL 195 QQ #10 (Floyd)	75%	Waiting on completion
February 2007	Orleans Levee District #2 (American Bay)	45%	Drilling
February 2007	Bowie Lumber Co. #1	100%	Drilling

We spent $118.5 million in South Louisiana during 2006 on exploration and development activities, of which $110 million was spent on drilling and completion activities and $8.5 million was spent on seismic and leasing activities.  Our drilling activities in South Louisiana resulted in the addition of approximately 26.6 Bcfe of proved reserves in 2006, most of which came from our Floyd prospect in Plaquemines Parish.  To date, we have completed seven productive wells on this prospect.  Under the terms of a farmout agreement, we bear 100% of the cost of wells on this prospect to casing point and earn up to a 75% working interest in the drilled acreage.

In contrast to the successful drilling results on the Floyd prospect, we also recorded $33.7 million of exploration expense due primarily to four high-cost exploratory dry holes, the Borah #1 (Cypress Isle), the Apache Louisiana Minerals (Abigail), the Kyle Peterman Mgt #30-1 (Pigeon) and the Rose Chouest #1 (South Empire).  First quarter 2007 exploration costs will include an additional $2.5 million of abandonment costs incurred subsequent to December 31, 2006 related to the Rose Chouest #1.

We are attempting to complete the Cobena #1 (Boa II), a 15,250-foot exploratory well in Acadia Parish, in a zone to which we have attributed approximately 2.3 Bcf of net gas reserves as of December 31, 2006.  To date, we have incurred approximately $9 million in drilling and completion costs on this well, net to our interest.

We currently plan to spend approximately $39.3 million in South Louisiana in 2007 to generate and lease new exploratory prospects and to drill wells on existing exploratory and developmental prospects.  Our plans include drilling two wells and upgrading production facilities on our Floyd prospect and drilling three development wells offsetting existing production.

North Louisiana

In 2005, we began an exploration program in North Louisiana targeting the Cotton Valley/Hosston and Bossier formations.  In this area, the Cotton Valley/Hosston formations are encountered at depths ranging from 8,000 to 12,000 feet, and the Bossier formation is encountered at depths ranging from 11,000 to 15,500 feet.  We believe that these tight sandstone formations have become more economically viable due to higher product prices, coupled with enhanced drilling and completion techniques.

The following table sets forth certain information about our exploratory well activities in North Louisiana subsequent to December 31, 2005.  This table does not include 12 gross (1.3 net) non-operated wells in which our working interests range from 1% to 44%.

Spud Date	Well Name (Prospect)	Working Interest	Current Status

May 2006	Atkins Estate #1 (Frazier Creek)	100%	Producing
August 2006	Weyerhaeuser #1 (Frazier Creek)	100%	Dry
July 2006	Roberson #1 (Terryville)	100%	Dry
October 2006	P. Benoit #1 (Sarepta)	91%	Waiting on completion
October 2006	Donald Woodard #1 (Terryville)	71%	Producing
January 2007	J.L. Hood #1 (Terryville)	86%	Waiting on pipeline
February 2007	J. Huey #1 (Terryville)	86%	Waiting on completion
March 2007	David Barton #1 (Winnsboro)	100%	Drilling

We spent $48.9 million in North Louisiana during 2006 on exploration activities, of which $20.4 million was spent on seismic and leasing activities and $28.5 million was spent on drilling and completion activities.  Most of the costs incurred in this area at December 31, 2006 relate to prospects and wells that were in progress and had not been evaluated at that date.  In 2007, we currently plan to spend approximately $54 million in North Louisiana in 2007 to generate and lease new exploratory prospects and to drill wells on existing exploratory prospects.

We drilled two exploratory wells on our Frazier Creek prospect in Claiborne Parish targeting the Cotton Valley/Hosston formations.  The Atkins Estate #1 was completed as a marginal producer, and the Weyerhaeuser #1 was not productive, resulting in a pre-tax charge of $3.2 million in 2006 related to the abandonment of the well.  We do not currently plan to drill additional wells in this area in 2007.

On our Terryville prospect in Lincoln Parish, we have drilled and completed three wells in the Cotton Valley interval.  The Roberson #1 was a dry hole and resulted in a pre-tax charge of $5.7 million in 2006 related to the abandonment of the well.  The Donald Woodard #1 was completed in the first quarter of 2007 and is currently producing at a rate of approximately 2.3 Mmcfe per day, net to our interest.  The J.L. Hood #1 has been completed as a gas well and is waiting on pipeline connections.  We currently plan to drill four additional wells on this prospect in 2007.

In addition, we have drilled the P. Benoit #1, the first exploratory well on our Sarepta prospect in Webster Parish.  We attempted to complete the Benoit #1 in the Gray sand, but that zone was nonproductive.  We are currently waiting on availability of a completion rig to attempt completion in the Cotton Valley interval.  We currently plan to drill five additional wells on this prospect in 2007.

We are currently drilling the David Barton #1, a 17,000-foot exploratory well on our Winnsboro prospect in Richland Parish and currently plan to drill at least one additional well in this area in 2007.

East Texas Bossier

We have acquired a significant acreage position in East Texas targeting the Bossier formation which is encountered at depths ranging from 14,000 to 22,000 feet in this area.  To date, we have acquired approximately 54,000 net acres and hold up to 50,000 additional acres in the area of our Austin Chalk (Trend) production primarily in Burleson, Robertson, Brazos and Milam Counties, Texas.  We spent $20.8 million on prospective Bossier acreage in East Texas in 2006.

In 2007, we currently plan to spend approximately $4.1 million to acquire additional acreage and $44.3 million to drill three exploratory wells.  In April, we plan to spud the Big Bill Simpson #1, a 19,000-foot exploratory well in Leon County (70% working interest) targeting the Bossier formation.  Both of the other Bossier wells are expected to be drilled to similar depths.  These wells are very expensive to drill and involve a high degree of risk.

Permian Basin

We spent $40.6 million in the Permian Basin during 2006 on exploration and development activities, of which $39 million was spent on drilling and completion activities and $1.6 million was spent on seismic and leasing activities.  We drilled 9 gross (7.6 net) operated wells in the Permian Basin and conducted remedial operations on existing wells in 2006.  Of the operated wells drilled, two were dry holes and the rest are currently producing.  In addition, we participated in the drilling of 24 gross non-operated wells (3.8 net), with working interests ranging from 2% to 50%.  One of these was a dry hole, and the majority of the remaining wells were producers on the Davidson Ranch and Amacker-Tippet prospects.  The Permian Basin continues to be a significant source of production and cash flow for us.  We currently plan to spend $17.3 million on drilling activities in the Permian Basin in 2007.

Montana/Utah

We spent $7.1 million in Montana and Utah during 2006 on drilling, seismic, and leasing activities.  In Montana, we drilled and abandoned the Ruegsegger 24H #1, a 7,600-foot exploratory vertical well with a 3,600-foot lateral in the Bakken shale formation, after it was determined to be nonproductive.  We recorded a pre-tax charge of approximately $2.3 million in 2006 related to the abandonment of this well.  We do not plan to spend any capital drilling in Montana in 2007.

In addition, we are participating in a joint exploration program with industry partners in the Overthrust play in central Utah in which we own a 33% interest.  We are currently participating in the drilling of the Vonda Christensen 35A31, a 13,500-foot non-operated exploratory well in Sanpete County. We currently plan to spend approximately $6.3 million for additional leasing activities and to participate in the drilling of another exploratory well to test this acreage.

Colorado

In 2006, we drilled two wells in Routt County, Colorado targeting the Niobraro formation at a depth of approximately 8,500 feet.  The Focus Ranch Federal 12#1 and the Focus Ranch Federal 3-1 have been temporarily abandoned because we do not believe the discovered reserves justify the cost of production facilities and pipelines due to the remote location and rugged terrain in this area.  As a result, we recorded a pre-tax charge of $9.7 million related to the abandonment of these wells in 2006.

Other Exploration and Development Activities

During 2006, we spent $3.8 million in the Austin Chalk (Trend) area of Texas primarily for production enhancement activities, and currently plan to spend approximately $3.1 million for similar activities in this area in 2007.  In addition, we plan to spend approximately $1.8 million in 2007 to participate in an exploration project in the Sacramento and San Joaquin Basins of California.

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

Environmental Matters

Our operations pertaining to oil and gas exploration, production and related activities are subject to numerous and constantly changing federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection.  These laws and regulations may require the acquisition of certain permits prior to or in connection with our operations, restrict or prohibit the types, quantities and concentration of substances that we can release into the environment, restrict or prohibit activities that could impact wetlands, endangered or threatened species or other protected areas or natural resources, require some degree of remedial action to mitigate pollution from former operations, such as pit cleanups and plugging abandoned wells, and impose substantial liabilities for pollution resulting from our operations.  Such laws and regulations may substantially increase the cost of our operations and may prevent or delay the commencement or continuation of a given project and thus generally could have a material adverse effect upon our capital expenditures, earnings, or competitive position.  Violation of these laws and regulations could result in significant fines or penalties.  We have experienced accidental spills, leaks and other discharges of contaminants at some of our properties, as have other similarly situated oil and gas companies, and some of the properties that we have acquired, operated or sold, or in which we may hold an interest but not operational control, may have past or ongoing contamination for which we may be held responsible.  Some of our operations are located in environmentally sensitive environments, such as coastal waters, wetlands and other protected areas.  Some of our properties are located in areas particularly susceptible to hurricanes and other destructive storms, which may damage facilities and cause the release of pollutants. Our environmental insurance coverage may not fully insure all of these risks. Although the costs of remedying such conditions may be significant, we do not believe these costs would have a material adverse impact on our financial condition and operations.

We believe that we are in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during 2007.  We do not believe that we will be required to incur any material capital expenditures to comply with existing environmental requirements.  Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on our operations, as well as the oil and gas industry in general.  For instance, any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or clean-up requirements could have a material adverse impact on our operations.

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

The Resource Conservation and Recovery Act (“RCRA”), and analogous state laws, impose detailed requirements for the handling, storage, treatment and disposal of hazardous and solid wastes.  RCRA specifically excludes drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy from regulation as hazardous wastes.  However, these wastes may be regulated by the U.S. Environmental Protection Agency (“EPA”) or state agencies as solid wastes.  Moreover, many ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils, are regulated as hazardous wastes.  Although the costs of managing hazardous waste may be significant, we do not believe that our costs in this regard are materially more burdensome than those for similarly situated companies.

Our operations are subject to the federal Clean Air Act, and comparable state laws and regulations.  These laws and regulations regulate emissions of air pollutants from various industrial sources, including compressor stations and natural gas processing facilities, and also impose various monitoring and reporting requirements.  Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limits, or utilize specific emission control technologies to limit emissions.  Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions.  Capital expenditures for air pollution equipment may be required in connection with maintaining or obtaining operating permits and approvals relating to air emissions at facilities owned or operated by us. We do not believe that our operations will be materially adversely affected by any such requirements.

The Federal Water Pollution Control Act (“Clean Water Act”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States.  The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency.  Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.  In addition, the United States Oil Pollution Act of 1990 (“OPA”), and similar legislation enacted in Texas, Louisiana and other coastal states, addresses oil spill prevention and control and significantly expands liability exposure across all segments of the oil and gas industry. OPA and such similar legislation and related regulations impose on us a variety of obligations related to the prevention of oil spills and liability for damages resulting from such spills.  OPA imposes strict and, with limited exceptions, joint and several liabilities upon each responsible party for oil removal costs and a variety of public and private damages.

Recent studies have suggested that emissions of certain gases may be contributing to warming of the Earth’s atmosphere.  In response to these studies, many nations have agreed to limit emissions of “greenhouse gases”, pursuant to the United Nations Framework Convention of Climate Change, also known as the “Kyoto Protocol”.  Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas and oil, and refined petroleum products, are “greenhouse gases” regulated by the Kyoto Protocol.  Although the United States is not participating in the Kyoto Protocol, the current session of Congress is considering climate change legislation, with multiple bills having been introduced in the Senate that propose to restrict greenhouse gas emissions.  Several states have already adopted legislation, regulations and/or regulatory initiatives to reduce emissions of greenhouse gases.  For instance, California adopted the “California Global Warming Solutions Act of 2006”, which requires the California Air Resources Board to achieve a 25% reduction in emissions of greenhouse gases from sources in California by 2020.  Additionally, on November 29, 2006, the U.S. Supreme Court heard arguments on and has since begun reviewing a decision made by the U.S. Circuit Court of Appeals for the District of Columbia in Massachusetts, et al v. EPA, a case in which the appellate court held that EPA had discretion under the Clean Air Act to refuse to regulate carbon dioxide emissions from mobile sources.  Passage of climate change legislation by Congress or a Supreme Court reversal of the appellate decision could result in federal regulation of carbon dioxide emissions and other greenhouse gases.  At this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our operations or financial condition.

Claims are sometimes made or threatened against companies engaged in oil and gas exploration, production and related activities by owners of surface estates, adjoining properties or others alleging damages resulting from environmental contamination and other incidents of operations. We have been named as a defendant in a number of such lawsuits. While some jurisdictions in which we operate limit damages in such cases to the value of land that has been impaired, in other jurisdictions in which we operate, courts have allowed damage claims in excess of land value, including claims for the cost of remediation of contaminated properties. However, we do not believe that resolution of these claims will have a material adverse impact on our financial condition and operations.

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

Executive Officers

The following is a list, as of March 15, 2007 of the name, age and position with the Company of each person who is an executive officer of the Company:

CLAYTON W. WILLIAMS, age 75, is Chairman of the Board, President, Chief Executive Officer and a director of the Company, having served in such capacities since September 1991.  For more than the past five years, Mr. Williams has also been the chief executive officer and director of certain entities which are controlled directly or indirectly by Mr. Williams.

L. PAUL LATHAM, age 55, is Executive Vice President, Chief Operating Officer and a director of the Company, having served in such capacities since September 1991.  Mr. Latham also serves as an officer and director of certain entities controlled by Mr. Williams.

MEL G. RIGGS, age 52, is Senior Vice President and Chief Financial Officer of the Company, having served in such capacities since September 1991.  Mr. Riggs has served as a director of the Company since May 1994.

PATRICK C. REESBY, age 54, is Vice President – New Ventures of the Company, having served in such capacity since 1993.

ROBERT C. LYON, age 70, is Vice President – Gas Gathering and Marketing of the Company, having served in such capacity since 1993.

MICHAEL L. POLLARD, age 57, is Vice President – Accounting of the Company, having served in such capacity since 2003.  Prior to that, Mr. Pollard had served as Controller of the Company since 1993.

T. MARK TISDALE, age 50, is Vice President and General Counsel of the Company, having served in such capacity since 1993.

GREGORY S. WELBORN, age 33, is Vice President – Land of the Company, having served in such capacity since 2006.

Employees

At December 31, 2006, we had 180 full-time employees, none of whom is subject to a collective bargaining agreement.  In our opinion, our relations with employees are good.

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

For 2007, approximately 83% of our planned capital expenditures relate to exploratory prospects. Exploration is a higher risk activity than development. Exploration activities involve the drilling of wells in areas where there is little or no known production. Development activities relate to increasing oil or natural gas production from an area that is known to be productive by drilling additional wells, working over and recompleting existing wells and other production enhancement techniques. Exploration projects are identified through subjective analysis of geological and geophysical data, including the use of 3-D seismic and other available technology. By comparison, the identification of development prospects is significantly based upon existing production surrounding or adjacent to the proposed drilling site.

Because we engage in exploration activities, we have a greater risk of drilling dry holes or not finding oil and natural gas that can be produced economically. The seismic data and other technology we use does not allow us to know with certainty prior to drilling a well whether oil or natural gas is present or can be produced economically. We charged to expense $65.2 million in 2006 for abandonment and impairment, most of which was related to unsuccessful exploratory drilling activities in North and South Louisiana, Colorado, Montana and the Permian Basin area of West Texas.  We cannot assure you that any of our future exploration efforts will be successful. If these activities are unsuccessful, it will have a significant adverse affect on our results of operations, cash flow and capital resources.

If we do not replace reserves we produce, our financial results will suffer.

In general, the volume of production from an oil and gas property declines as reserves related to that property are depleted. The decline rates depend upon reservoir characteristics. Historically, our oil and gas properties have had steep rates of decline and short estimated productive lives. The implied life of our proved reserves at December 31, 2006 is approximately 9.2 years, based on 2006 production levels.

Our oil and gas reserves will decline as they are produced unless we are able to conduct successful exploration and development activities or acquire properties with proved reserves. Because we are engaged to a large extent in exploration activities, our ability to replace produced reserves is subject to a higher level of risk and is less predictable than it might be if we concentrated on developmental drilling activities.

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

Our cash flow forecasts indicate that the amount of funds available to us under our revolving credit facility, when combined with our anticipated operating cash flow, will be sufficient to finance our capital expenditures and will provide us with adequate liquidity at least through 2007.  Although we believe the assumptions and estimates made in our forecasts are reasonable, uncertainties exist which could cause the borrowing base to be less than expected, cash flow to be less than expected, or capital expenditures to be more than expected.  Below is a discussion of uncertainties that are likely to have a material effect on our liquidity and capital resources if such uncertainties occur.

Our liquidity will suffer if our exploration activities are not successful.  For 2007, approximately 83% of our planned capital expenditures relate to exploratory prospects, where we have a greater risk of drilling dry holes or not finding oil and natural gas that can be produced economically.  Several of our exploratory prospects target deep formations, including the Bossier formation in North Louisiana and East Texas.  Wells on these prospects are very expensive to drill and involve a very high degree of risk.  If these exploratory wells are unsuccessful, our cash flow from operations and our liquidity will be adversely affected.

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

Adverse changes in reserve estimates or commodity prices could reduce our cash flow from operating activities.  We rely on estimates of reserves to forecast our cash flow from operating activities.  If the production from those reserves is delayed or is lower than expected, our cash flow from operating activities may be lower than we anticipated.  Commodity prices also impact our cash flow from operating activities.  Based on December 31, 2006 reserve estimates, we project that a $1.00 drop in oil price and a $.50 drop in gas price would reduce our gross revenues in 2007 by approximately $2.2 million and $8.5 million, respectively.

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

Commitments under long-term drilling contracts may reduce our cash flow from operating activities.  We have entered into long-term drilling contracts to ensure the availability of the drilling rigs we need to conduct our drilling program.  If we contract for a rig and do not need the rig due to changes in our drilling program, we will be required to pay a daily rate specified in the contract while the rig is idle during the contract term.  Long-term drilling commitments may also influence us to drill a well in 2007 that we may otherwise choose to defer until a later period in order to avoid paying for an idle rig.  Our cash flow from operations may be less than expected and/or our capital expenditures may be more than expected if commitments on long-term drilling contracts result in the payment of idle rig costs and/or an increase in drilling costs related to wells not currently included in our drilling schedule.

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

Clayton W. Williams beneficially owns, either individually or through his affiliates, approximately 47% of the outstanding shares of our common stock. Mr. Williams is also the Chairman of the Board and Chief Executive Officer. As a result, Mr. Williams has significant influence in matters voted on by our shareholders, including the election of board members, and in management decisions. Mr. Williams actively participates in all facets of our business and has a significant impact on both our business strategy and daily operations. The retirement, incapacity or death of Mr. Williams, or any change in the power to vote his shares, could result in negative market or industry perception and could have a material adverse effect on our business.

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

Our oil and gas exploration and production, and related activities are subject to extensive environmental regulations, and to laws that can give rise to substantial liabilities from environmental contamination.

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

Item 1B -       Unresolved Staff Comments

Not applicable.

Item 2 -          Properties

Our properties consist primarily of oil and gas wells and our ownership in leasehold acreage, both developed and undeveloped.  At December 31, 2006, we had interests in 6,626 gross (891.9 net) oil and gas wells and owned leasehold interests in approximately 1.3 million gross (865,000 net) undeveloped acres.

Reserves

The following table sets forth certain information as of December 31, 2006 with respect to our estimated proved oil and gas reserves pursuant to SEC guidelines, standardized measure of discounted future net cash flows and present value of proved reserves.

	Proved Developed		Proved	Total
	Producing	Nonproducing	Undeveloped	Proved
	(Dollars in thousands)
Gas (MMcf)	71,284	18,932	28,951	119,167
Oil and natural gas liquids (MBbls)	16,729	2,144	6,508	25,381
Total (MMcfe)	171,656	31,794	68,003	271,453
Standardized measure of discounted future net cash flows				$ 514,800
Present value of proved reserves (a)				$ 712,368

(a)    We believe that the present value of proved reserves (a non-GAAP measure) is a useful supplemental disclosure to the standardized measure of discounted future net cash flows. While the standardized measure of discounted future net cash flows is dependent on the unique tax situation of each company, the present value of proved reserves is based on prices and discount factors that are consistent for all companies and can be used within the industry and by securities analysts to evaluate proved reserves on a more comparable basis. Standardized measure of discounted future net cash flows differs from the present value of proved reserves by the amount of estimated future income taxes and net abandonment costs.  Estimated future income taxes and future net abandonment costs (discounted at 10%) as of December 31, 2006 were $180.8 million and $19.5 million, respectively.

The following table sets forth certain information as of December 31, 2006 regarding our proved oil and gas reserves in each of our principal producing areas.

						Percent
	Proved reserves				Present	of Present
			Total Gas	Percent of	Value of	Value of
	Oil (a)	Gas	Equivalent	Total Gas	Proved	Proved
	(MBbls)	(MMcf)	(MMcfe)	Equivalent	Reserves	Reserves
					(In thousands)

Permian Basin (b)	15,679	64,620	158,694	58.4%	$350,047	49.1%
Louisiana	2,231	34,262	47,648	17.5%	182,807	25.7%
Austin Chalk (Trend)	6,469	4,789	43,603	16.1%	131,207	18.4%
Cotton Valley Reef Complex	—	11,562	11,562	4.3%	27,077	3.8%
Other	1,002	3,934	9,946	3.7%	21,230	3.0%
Total	25,381	119,167	271,453	100.0%	$712,368	100.0%

(a)    Includes natural gas liquids.

(b)   Primarily West Texas and New Mexico.

Our estimated recoverable proved reserves have been determined using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.  The estimated present value of proved reserves does not give effect to indirect expenses such as general and administrative expenses, debt service and future income tax expense or to depletion, depreciation and amortization, and does not include any economic impact that may result from our hedging activities.

Substantially all of our estimates of proved reserves are derived from reports prepared by Williamson Petroleum Consultants, Inc., independent petroleum engineers, and Ryder Scott Company, L.P., petroleum consultants.

In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the present value of proved reserves set forth herein are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. Estimated quantities of proved reserves and their present value are affected by changes in oil and gas prices.  The average prices utilized for the purposes of estimating our proved reserves and the present value of proved reserves as of December 31, 2006 were $57.18 per Bbl of oil and natural gas liquids and $5.24 per Mcf of gas, as compared to $57.85 per Bbl of oil and $10.65 per Mcf of gas as of December 31, 2005.  We estimate that a $1.00 per Bbl change in oil price and a $.50 per Mcf change in gas price from those utilized in calculating the present value of proved reserves would change the present value by approximately $12.7 million and $33.9 million, respectively.

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

Since January 1, 2006, we have not filed an estimate of our net proved oil and gas reserves with any federal authority or agency other than the SEC.

Exploration and Development Activities

We drilled, or participated in the drilling of, the following numbers of wells during the periods indicated.

	Year Ended December 31,
	2006		2005		2004
	Gross	Net	Gross	Net	Gross	Net
	(Excludes wells in progress at the end of any period)

Development Wells:
Oil	2	1.0	49	26.4	39	11.7
Gas	16	1.8	10	3.2	2	1.3
Dry	1.8		1.2		2.9
Total	19	3.6	60	29.8	43	13.9
Exploratory Wells:
Oil	6	5.2	2	1.8	1.3
Gas	35	14.5	7	4.5	7	4.9
Dry	10	8.7	10	6.1	13	7.1
Total	51	28.4	19	12.4	21	12.3
Total Wells:
Oil	8	6.2	51	28.2	40	12.0
Gas	51	16.3	17	7.7	9	6.2
Dry	11	9.5	11	6.3	15	8.0
Total	70	32.0	79	42.2	64	26.2

The information contained in the foregoing table should not be considered indicative of future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by us.

We own a 50% interest in Larclay JV, a joint venture with Lariat Services, Inc. formed to construct, own and operate 12 drilling rigs, consisting of five 1,000 horsepower rigs, five 1,300 horsepower rigs and two 2,000 horsepower rigs.  The rigs are being constructed on behalf of Larclay JV by Lariat, as operations manager.  All five of the 1,300 horsepower rigs and one of the 1,000 horsepower rigs were fully constructed at December 31, 2006.  Subsequently, construction on three of the remaining four 1,000 horsepower rigs has been completed.  The remaining three rigs are expected to be fully constructed by June 2007.  In addition to the Larclay JV rigs, we have placed orders for two additional 2,000 horsepower rigs for delivery later in 2007.  We used four of the Larclay JV rigs during 2006 to drill certain wells in our exploration and development drilling program.  In 2007, we expect to use at least one of the 1,300 horsepower rigs in our North Louisiana Cotton Valley/Hosston program and both of the 2,000 horsepower rigs in our East Texas Bossier program.  In addition, we may use one or both of the additional 2,000 horsepower rigs in our Bossier drilling programs in North Louisiana and East Texas.

We also use other drilling contractors, as needed, to drill wells.  At December 31, 2006, we had two barge rigs and one 2,000 horsepower land rig under long-term contracts for drilling wells in South Louisiana.

Productive Well Summary

The following table sets forth certain information regarding our ownership, as of December 31, 2006, of productive wells in the areas indicated.

	Oil		Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Permian Basin	5,482	508.4	732	96.4	6,214	604.8
Louisiana	7	4.2	44	26.3	51	30.5
Austin Chalk (Trend)	294	224.4	17	9.3	311	233.7
Cotton Valley	—	—	14	11.6	14	11.6
Other	6	5.2	30	6.1	36	11.3
Total	5,789	742.2	837	149.7	6,626	891.9

Volumes, Prices and Production Costs

The following table sets forth certain information regarding the production volumes of, average sales prices received from, and average production costs associated with our sales of oil and gas for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
Oil and Gas Production Data:
Gas (MMcf)	15,198	16,408	17,938
Oil (MBbls)	2,171	2,258	2,094
Natural gas liquids (MBbls)	199	246	249
Total (MMcfe)	29,418	31,432	31,996

Average Realized Prices (a):
Gas ($Mcf)	$6.68	$7.49	$5.60
Oil ($Bbl)	$62.92	$53.37	$40.65
Natural gas liquids ($/Bbl)	$38.18	$33.57	$27.90

Average Production Costs
Production ($/Mcfe) (b)	$2.15	$1.83	$1.29

(a)          No derivatives were designated as cash flow hedges in the table above.  All gains or losses on settled derivatives were included in gain/loss on derivatives.

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

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Property Acquisitions:
Proved	$6,432	$5,567	$237,042
Unproved	54,437	50,238	33,826
Developmental Costs	35,698	42,292	27,469
Exploratory Costs	157,509	86,304	73,655
Total	$254,076	$184,401	$371,992

Acreage

The following table sets forth certain information regarding our developed and undeveloped leasehold acreage as of December 31, 2006 in the areas indicated.  This table excludes options to acquire leases and acreage in which our interest is limited to royalty, overriding royalty and similar interests.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Permian Basin	81,576	45,427	341,722	150,872	423,298	196,299
Trend/Cotton Valley	108,984	106,577	56,723	31,936	165,707	138,513
Louisiana	12,710	10,373	231,915	215,101	244,625	225,474
Other (a)	11,566	3,996	715,070	466,637	726,636	470,633
Total	214,836	166,373	1,345,430	864,546	1,560,266	1,030,919

(a)          Net undeveloped acres are attributable to the following areas:  Montana – 149,630; Mississippi – 112,057; East Texas – 61,417; Utah – 49,076; Alabama – 38,808; Colorado – 36,423; and other – 19,196.

Offices

We lease from a related partnership approximately 61,000 square feet of office space in Midland, Texas for our corporate headquarters.  We also lease approximately 10,000 square feet of office space in Houston, Texas from an unaffiliated third party.

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

Item 4 -          Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2006.

PART II

Item 5 -                               Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Price Range of Common Stock

Our Common Stock is quoted on the Nasdaq Stock Market’s Global Market under the symbol “CWEI”.  As of March 14, 2007, there were approximately 1,900 beneficial stockholders as reflected in security position listings.  The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock, as reported on the Nasdaq Global Market:

	High	Low
Year Ended December 31, 2006:
Fourth Quarter	$43.87	$27.64
Third Quarter	37.91	27.11
Second Quarter	43.50	33.97
First Quarter	55.33	37.12

Year Ended December 31, 2005:
Fourth Quarter	$44.96	$32.18
Third Quarter	43.25	29.60
Second Quarter	31.93	21.66
First Quarter	33.89	20.62

The quotations in the table above reflect inter-dealer prices without retail markups, markdowns or commissions and may not necessarily reflect actual transactions.  The closing price of our common stock at March 14, 2007 was $27.34 per share.

Dividend Policy

We have never paid any cash dividends on our Common Stock, and our Board of Directors does not currently anticipate paying any cash dividends to the common stockholders in the foreseeable future.  In addition, the terms of our secured bank credit facilities prohibit the payment of cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

For information concerning shares available for issuance under equity compensation plans, see Item 11, which is to be incorporated by reference to our proxy statement.

Item 6 -          Selected Financial Data

The following table sets forth selected consolidated financial data for CWEI as of the dates and for the periods indicated.  The consolidated financial data for each of the years in the five-year period ended December 31, 2006 was derived from our audited financial statements.  The data set forth in this table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying consolidated financial statements, including the notes thereto.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share)
Statement of Operations Data:
Revenues:
Oil and gas sales	$245,967	$252,599	$193,127	$163,032	$86,302
Natural gas services	11,327	12,080	9,083	8,758	5,568
Drilling rig services	6,937	—	—	—	—
Gain on sales of property and equipment	1,767	18,920	4,120	267	2,241
Total revenues	265,998	283,599	206,330	172,057	94,111
Costs and expenses:
Production	63,298	57,404	41,163	28,239	21,857
Exploration:
Abandonment and impairments	65,173	39,957	67,956	35,120	21,571
Seismic and other	11,299	10,780	7,124	8,755	8,578
Natural gas services	10,005	11,212	8,538	8,279	4,853
Drilling rig services	4,538	—	—	—	—
Depreciation, depletion and amortization	66,163	47,509	44,040	40,284	29,656
Impairment of property and equipment	21,848	18,266	—	170	349
Accretion of abandonment obligations	1,653	1,158	1,044	651	—
General and administrative	16,676	15,410	11,689	10,934	8,615
Loss on sales of property and equipment	99	209	14,337	68	1,880
Other	—	1,353	—	—	—
Total costs and expenses	260,752	203,258	195,891	132,500	97,359
Operating income (loss)	5,246	80,341	10,439	39,557	(3,248)
Other income (expense):
Interest expense	(20,895)	(14,498)	(7,877)	(3,138)	(4,006)
Gain (loss) on derivatives	37,340	(70,059)	(25,329)	(1,593)	(1,581)
Other income (expense)	(1,339)	4,022	1,354	(1,662)	1,755
Total other income (expense)	15,106	(80,535)	(31,852)	(6,393)	(3,832)
Income (loss) before income taxes	20,352	(194)	(21,413)	33,164	(7,080)
Income tax (expense) benefit	(1,979)	451	7,385	(10,515)	1,742
Minority interest, net of tax	(574)	—	—	—	—
Income (loss) from continuing operations	17,799	257	(14,028)	22,649	(5,338)
Cumulative effect of accounting change, net of tax	—	—	—	207	—
Income from discontinued operations, including gain on sale of $1,196 in 2002, net of tax	—	—	—	—	1,335
NET INCOME (LOSS)	$17,799	$257	$(14,028)	$22,856	$(4,003)

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$1.64	$.02	$(1.37)	$2.43	$(.58)
Net income (loss)	$1.64	$.02	$(1.37)	$2.45	$(.43)
Diluted:
Income (loss) from continuing operations	$1.58	$.02	$(1.37)	$2.38	$(.58)
Net income (loss)	$1.58	$.02	$(1.37)	$2.40	$(.43)
Weighted average common shares outstanding:
Basic	10,885	10,804	10,213	9,329	9,241
Diluted	11,244	11,241	10,213	9,509	9,241
Other Data:
Net cash provided by operating activities	$145,990	$163,475	$126,980	$119,750	$34,514

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Working capital (deficit)	$(23,068)	$(35,812)	$(27,566)	$(13,119)	$(18,843)
Total assets	795,433	587,335	462,235	224,433	218,992
Long-term debt	413,876	235,700	177,519	53,295	94,949
Stockholders’ equity	144,980	120,291	117,596	100,781	68,781

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

We believe that the economic climate in the domestic oil and gas industry continues to be suitable for our business model.  Although oil prices have retreated from their peaks in mid-2006, and gas prices have been volatile, we believe that supply and demand fundamentals in the energy marketplace continue to provide us with the economic incentives necessary for us to assume the risks we face in our search for oil and gas reserves.  However, we are experiencing a shrinking profit margin related to rising drilling and production costs.  While profit margins still remain favorable, operating metrics per Mcfe, such as finding costs, production costs and DD&A expense, are rising.

Finding quality domestic oil and gas reserves through exploration is a significant challenge and involves a high degree of risk.  We replaced approximately 100% of our 2006 production through extensions and discoveries in 2006, most of which were derived from drilling activities on our Floyd prospect in South Louisiana.  However, depreciation, depletion and amortization (“DD&A”) per Mcfe of oil and gas production, an operating metric that measures a company’s cumulative cost to find or purchase a unit of production, increased 49% from 2005 to 2006.  Our planned exploration activities in 2007 offer us the opportunity to improve our DD&A rate through the drilling of several potentially high-impact wells, particularly in our East Texas Bossier area.  However, these wells are very expensive to drill and involve a high degree of risk.

Key Factors to Consider

The following summarizes the key factors considered by management in the review of our financial condition and operating performance for 2006 and the outlook for 2007.

•                  We spent $250.2 million on exploration and development activities during 2006, of which approximately 84% was on exploratory prospects.  We currently plan to spend approximately $170.1 million for the calendar year 2007, of which approximately 83% is estimated to be spent on exploratory prospects.  The 2006 expenditures exceeded our cash flow from operating activities by more than $100 million.  Our 2007 expenditures are also expected to exceed our cash flow from operating activities in 2007, although not by as large a margin.  We cannot predict our drilling success on exploratory prospects, and our future results of operations and financial condition could be adversely affected by unsuccessful exploratory drilling results.

•                  During 2006, we increased borrowings under our revolving credit facility by $129.3 million from $10.7 million at December 31, 2005 to $140 million at December 31, 2006 to partially finance our exploration and development activities.  As of February 28, 2007, our outstanding balance on the revolving credit facility had increased to $160 million due to additional borrowings to finance our exploration program and to pay interest on our Senior Notes.

•                  Despite our high level of capital spending in 2006, our oil and gas production for 2006 was 6% lower on an Mcfe basis than in 2005.  A significant portion of our 2006 expenditures have not resulted in current production because they relate to (a) unproved exploratory prospects, (b) drilling or completion activities that are in progress, or (c) non-productive leasing and drilling activities.

•                  At December 31, 2006, our capitalized unproved oil and gas properties totaled $129.4 million, of which approximately $102.4 million was attributable to unproved acreage.  Unproved properties are subject to a valuation impairment to the extent the carrying cost of a prospect exceeds its estimated fair value.  Therefore, our results of operations in future periods may be adversely affected by unproved property impairments.

•                  Exploration costs related to abandonments and impairments were $65.2 million in 2006, of which approximately $51.3 million related to unsuccessful well costs and $13.9 million related to impairment of unproved acreage.  Over 50% of these costs were related to exploratory prospects in South Louisiana, and approximately 25% related to prospects in Colorado and Montana.

•                  We recorded a $37.3 million net gain on derivatives in 2006 as compared to a $70.1 million loss in 2005.  For 2006, cash settlements to counterparties accounted for a $20.2 million loss and changes in mark-to-market valuations accounted for a $57.5 million gain.  Since we do not presently designate our derivatives as cash flow hedges under applicable accounting standards, we recognize the full effect of changing prices on mark-to-market valuations as a current charge or credit to our results of operations.

•                  We recorded a $21.8 million impairment of proved properties in 2006 due to the combined effects of lower commodity prices and lower reserve estimates.  The impairment applied to several areas in the Permian Basin and one prospect in South Louisiana.

•                  Our proved oil and gas reserves at December 31, 2006 were 271.5 Bcfe compared to 293.8 Bcfe at December 31, 2005.  We added 29.4 Bcfe through extensions and discoveries, and lost 28.7 Bcfe through net downward revisions.

Proved Oil and Gas Reserves

The following table summarizes changes in our proved reserves during 2006 on a Bcfe basis.

Bcfe
Total proved reserves, December 31, 2005	293.8
Purchases of minerals-in-place	6.4
Extensions and discoveries	29.4
Revisions	(28.7)
Production	(29.4)
Total proved reserves, December 31, 2006	271.5

During 2006, we replaced 24% of the 29.4 Bcfe that we produced in 2006, computed by dividing the sum of all net reserve additions (purchases of minerals-in-place, extensions and discoveries, and revisions), by 2006 production.  We use this reserve replacement ratio as a benchmark for determining the sources through which we have expanded or contracted our base of proved reserves. Following is a discussion of the important factors related to each source of net reserve additions during 2006.

Purchases of minerals-in-place.  We purchased 6.4 Bcfe of reserves in 2006 relating to properties in California and West Texas.  Although we are continually looking for acquisitions, we cannot predict the likelihood of adding any reserves in 2007 through purchases of minerals-in-place.

Extensions and discoveries.  Our extensions and discoveries during 2006 consist of proved reserves attributable directly to the drilling of discovery wells primarily in South Louisiana and the Permian Basin.  Of the 29.4 Bcfe of additions, substantially all are proved developed reserves.  Due to the nature of exploratory drilling, we cannot predict the extent to which we will add any reserves in 2007 through extensions and discoveries.

Revisions.  Our proved reserves were 28.7 Bcfe lower due to revisions of previous estimates. Downward revisions of 22 Bcfe were attributable to the effects of lower product prices on the estimated quantities of proved reserves, and downward revisions of approximately 6.7 Bcfe were attributable to lower well performance, primarily in the Permian Basin.  Gas prices at December 31, 2006 were approximately half of the prices at

December 31, 2005, contributing to the downward price revision.  In addition, higher projected operating costs were responsible for a portion of the decrease.

Supplemental Information

The following unaudited information is intended to supplement the consolidated financial statements included in this Form 10-K with data that is not readily available from those statements.

		As of or for the Year Ended December 31,
		2006	2005	2004
	Oil and Gas Production Data:
	Gas (MMcf)	15,198	16,408	17,938
	Oil (MBbls)	2,171	2,258	2,094
	Natural gas liquids (MBbls)	199	246	249
	Total (MMcfe)	29,418	31,432	31,996

	Average Realized Prices (a):
	Gas ($/Mcf)	$6.68	$7.49	$5.60
	Oil ($/Bbl)	$62.92	$53.37	$40.65
	Natural gas liquids ($/Bbl):	$38.18	$33.57	$27.90

	Gain (Losses) on Settled Derivative Contracts (a):
Gas:	Net realized gain (loss)	$679	$(7,301)	$(5,011)
	Per unit produced ($Mcf)	$.04	$(.44)	$(.30)
Oil:	Net realized gain (loss)	$(19,886)	$(21,976)	$(13,135)
	Per unit produced ($Bbl)	$(9.16)	$(9.73)	$(4.31)

	Average Daily Production:
	Gas (Mcf):
	Permian Basin	14,260	15,893	9,458
	Louisiana	14,626	10,865	12,089
	Austin Chalk (Trend)	2,504	2,435	3,155
	Cotton Valley Reef Complex	9,735	15,155	23,131
	Other	513	605	1,312
	Total	41,638	44,953	49,145
	Oil (Bbls):
	Permian Basin	3,172	3,245	2,410
	Louisiana	955	994	1,055
	Austin Chalk (Trend)	1,770	1,892	2,215
	Other	51	55	57
	Total	5,948	6,186	5,737
	Natural Gas Liquids (Bbls):
	Permian Basin	226	255	213
	Austin Chalk (Trend)	269	322	284
	Other	50	97	185
	Total	545	674	682

	Total Proved Reserves:
	Gas (MMcf)	119,167	126,758	138,278
	Oil and natural gas liquids (MBbls)	25,381	27,835	26,793
	Total gas equivalent (MMcfe)	271,453	293,768	299,036
	Standardized measure of discounted future net cash flows	$514,800	$753,712	$500,198

	As of or for the Year Ended December 31,
	2006	2005	2004
Total Proved Reserves by Area:
Gas (MMcf):
Permian Basin	64,620	79,466	85,243
Louisiana	34,262	20,883	26,844
Austin Chalk (Trend)	4,789	6,234	6,225
Cotton Valley Reef Complex	11,562	15,396	19,116
Other	3,934	4,779	850
Total	119,167	126,758	138,278
Oil and Natural Gas Liquids (MBbls):
Permian Basin	15,679	18,504	17,113
Louisiana	2,231	1,667	1,942
Austin Chalk (Trend)	6,469	7,467	7,586
Other	1,002	197	152
Total	25,381	27,835	26,793
Total Gas Equivalent (MMcfe):
Permian Basin	158,694	190,490	187,921
Louisiana	47,648	30,885	38,496
Austin Chalk (Trend)	43,603	51,036	51,741
Cotton Valley Reef Complex	11,562	15,396	19,116
Other	9,946	5,961	1,762
Total	271,453	293,768	299,036

Exploration Costs (in thousands):
Abandonment and impairment costs:
South Louisiana	$33,695	$12,405	$32,760
North Louisiana	9,235	—	—
Colorado	9,675	—	—
Montana	6,462	—	—
Permian Basin	5,638	7,411	2,378
Cotton Valley Reef Complex	—	7,405	205
Nevada, Arizona, California and Utah	—	—	2,513
Mississippi (b)	328	4,306	29,547
Other (c)	140	8,430	553
Total	65,173	39,957	67,956

Seismic and other	11,299	10,780	7,124
Total exploration costs	$76,472	$50,737	$75,080

Oil and Gas Costs ($/Mcfe Produced):
Production	$2.15	$1.83	$1.29
DD&A	$2.12	$1.42	$1.28
Net Wells Drilled (d):

Exploratory wells	28.4	12.4	12.3
Developmental wells	3.6	29.8	13.9

(a)                      No derivatives were designated as cash flow hedges in the table above.  All gains or losses on settled derivatives were included in gain/loss on derivatives.

(b)                     Includes a $13.7 million impairment of unproved acreage in the Black Warrior Basin in 2004.

(c)                      Includes an $8 million charge in South Texas for the Deer-Hamilton #1 in 2005.

(d)                     Excludes wells being drilled or completed at the end of each period.

Operating Results

2006 Compared to 2005

The following discussion compares our results for the year ended December 31, 2006 to the year ended December 31, 2005.  Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective annual periods.

Oil and gas operating results

Oil and gas sales in 2006 decreased $6.6 million, or 3%, from 2005, of which production variances accounted for a $16 million decrease and price variances accounted for a $9.4 million increase.  Production in 2006 (on an Mcfe basis) was 6% lower than 2005.  Oil production decreased 4% and gas production decreased 7% in 2006 as compared to 2005 due primarily to natural production declines, offset in part by new production from our exploration and development activities.  In 2006, our realized oil price was 18% higher than 2005, while our realized gas price was 11% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, increased 10% in 2006 as compared to 2005 due primarily to higher oilfield service costs.  After giving effect to a 6% decline in oil and gas production on an Mcfe basis, production costs per Mcfe increased 17% from $1.83 per Mcfe in 2005 to $2.15 per Mcfe in 2006.  It is likely that these factors will continue to contribute to higher production costs in future periods.

DD&A expense increased 39% from $47.5 million in 2005 to $66.2 million in 2006.  DD&A expense attributable to oil and gas properties increased $17.8 million, of which rate variances accounted for a $20.6 million increase and production variances accounted for a $2.8 million decrease.  On an Mcfe basis, DD&A expense increased 49% from $1.42 per Mcfe in 2005 to $2.12 per Mcfe in 2006.  DD&A per Mcfe of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  Unless our exploration activities result in an improvement in our finding costs in 2007, we may continue to realize higher DD&A rates in future periods.

We recorded a provision for impairment of proved properties under SFAS 144 of $21.8 million during 2006 due to the combination of production performance and lower commodity prices.  This provision was attributable to two areas in the Permian Basin and one area in South Louisiana.  We recorded a provision for impairment of proved properties of $18.3 million in 2005.

Gain on property sales

Gain on sales of property and equipment in 2006 was $1.8 million as compared to $18.9 million in 2005. The gain in 2006 was derived from the sale of other property and equipment.  Most of the gain in 2005 related to the sale of our interests in two leases in the Breton Sound area of the Gulf of Mexico.

Exploration costs

Since we follow the successful efforts method of accounting, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2006, we charged to expense $76.5 million of exploration costs, as compared to $50.7 million in 2005.  Most of the 2006 costs were incurred in Louisiana, the Permian Basin, Montana and Colorado.

At December 31, 2006, our capitalized unproved oil and gas properties totaled $129.4 million, of which approximately $102.4 million was attributable to unproved acreage.  Unproved properties are subject to a valuation impairment to the extent the carrying cost of a prospect exceeds its estimated fair value.  Therefore, our results of operations in future periods may be adversely affected by unproved property impairments.

We plan to spend approximately $170.1 million on exploration and development activities in fiscal 2007, of which approximately 83% is expected to be allocated to exploration activities.  Since exploratory drilling involves a high degree of risk, it is likely that a significant portion of the costs we incur in fiscal 2007 will be charged to exploration costs. However, we cannot predict our success rates and, accordingly, cannot predict our exploration costs related to abandonment and impairment costs.

General and administrative expenses

General and administrative (“G&A”) expenses increased 8% from $15.4 million in 2005 to $16.7 million in 2006.  Excluding non-cash employee compensation, G&A expenses increased from $12.8 million in 2005 to $14 million in 2006 due primarily to higher personnel costs and professional fees attributable to the increase in overall drilling and exploration activities.  In 2006, we recorded a $2.5 million non-cash compensation charge related to our after payout incentive plan and $128,000 for stock-based employee compensation.  In 2005, we recorded a $1.9 million non-cash charge for stock-based employee compensation and a $680,000 non-cash charge related to our after payout incentive plan.

Interest expense

Interest expense increased 44% from $14.5 million in 2005 to $20.9 million in 2006 due to several factors.  In July 2005, we issued $225 million of Senior Notes which bear interest at a fixed rate of 7.75%, and used the proceeds to repay our then-outstanding bank indebtedness.  As a result, the 2005 period included a non-cash charge of $1.8 million of debt issue costs related to the early repayment of our senior term credit facility and the reduction in our borrowing base under the revolving credit facility.  In 2006, we used our revolving loan facility to partially finance our exploration and development activities.  The average daily principal balance outstanding under our revolving credit facility for 2006 was $89 million compared to $101 million for 2005; however, the Senior Notes were outstanding for the entire 2006 period.  Capitalized interest for 2006 was $5.8 million compared to $2.2 million in 2005.

Gain/loss on derivatives

We recorded a gain on derivatives of $37.3 million in 2006 compared to a loss of $70.1 million for 2005.  We did not designate any derivative contracts in 2006 or 2005 as cash flow hedges; therefore all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  Cash settlements were $20.2 million in 2006, as compared to $29.7 million in 2005.  We recorded a gain on derivatives of $57.5 million in 2006 compared to a loss of $40.4 million in 2005 resulting from mark-to-market valuations.

Income tax expense (benefit)

Our effective income tax rate in 2006 of 9.7% differed from the statutory federal rate of 35% due primarily to a reduction in our state tax provision of $4.4 million related to the adoption of Texas House Bill 3 in May 2006.  Our income tax benefit in 2005 of $451,000 differed from the statutory federal benefit due primarily to the utilization of tax depletion in excess of basis.

2005 Compared to 2004

The following discussion compares our results for the year ended December 31, 2005 to the comparative period in 2004.

Oil and gas operating results

Oil and gas sales in 2005 increased $59.5 million, or 31%, from 2004, of which price variances accounted for a $61.3 million increase and production variances accounted for a $1.8 million decrease.  Production in 2005 (on an Mcfe basis) was 2% lower than 2004.  Oil production increased 8% in 2005 from 2004 due primarily to additional well production from our Southwest Royalties, Inc. (“SWR”) acquisition in May 2004, offset in part by lost production as a result of Hurricane Katrina.  Gas production decreased 9% due primarily to lost production from the hurricane and declines in the Cotton Valley Reef Complex area due to formation performance.  In 2005, our realized oil price was 31% higher than 2004, while our realized gas price was 34% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, increased 39% in 2005 as compared to 2004 due primarily to higher oilfield service costs and increased workover activities.  Also contributing to the added expense was the addition of higher cost oil properties acquired in connection with the SWR acquisition, as well as increased production tax costs related to higher product prices. After giving effect to a 2% decline in oil and gas production on an Mcfe basis, production costs per Mcfe increased 42% from $1.29 per Mcfe in 2004 to $1.83 per Mcfe in 2005.

DD&A expense increased from $44 million in 2004 to $47.5 million in 2005.  DD&A expense attributable to oil and gas properties increased $3.5 million, of which rate variances accounted for a $4.2 million increase and production variances accounted for a $700,000 decrease.  On an Mcfe basis, DD&A expense increased 11% from

$1.28 per Mcfe in 2004 to $1.42 per Mcfe in 2005.  Depletion rates for each depletable group are a function of net capitalized costs and estimated reserve quantities.

We recorded a provision for impairment of proved properties under SFAS 144 of $18.3 million during 2005 due to the combination of production performance and lower commodity prices.  This provision was attributable to the Wolfcamp exploration program in the Permian Basin.

Gain/loss on property sales

Gain on sales of property and equipment in 2005 was $18.9 million as compared to $4.1 million in 2004. The gain in 2005 was from the sale of our interests in two leases in the Breton Sound area in the Gulf of Mexico.  The gain in 2004 related to the sale of the Jo-Mill Unit in Borden County, Texas.  In 2004, we also recorded a loss on sale of property and equipment of $14.3 million, consisting primarily of the sale of the Romere Pass Unit in Plaquemines Parish, Louisiana.

Exploration costs

Since we follow the successful efforts method of accounting, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2005, we charged to expense $50.7 million of exploration costs, as compared to $75.1 million in 2004.  Most of the 2005 and 2004 costs were incurred in South Louisiana and Mississippi.

General and administrative expenses

G&A expenses increased 32% from $11.7 million in 2004 to $15.4 million in 2005.  Excluding non-cash employee compensation, G&A expenses increased 8% from $11.9 million in 2004 to $12.8 million in 2005 due to higher personnel costs and professional fees attributable to the increase in overall drilling and exploration activities.  In 2005, we recorded a $680,000 non-cash compensation charge related to our after payout incentive plan and $1.9 million for stock-based employee compensation.  In 2004, we recorded a $245,000 non-cash credit for stock-based employee compensation.

Interest expense

Interest expense increased from $7.9 million in 2004 to $14.5 million in 2005 due to several factors.  In July 2005, we issued $225 million of Senior Notes which bear interest at a fixed rate of 7.75%, and used the proceeds to repay our then-outstanding bank indebtedness.  As a result, the 2005 period included a non-cash charge of $1.8 million of debt issue costs related to the early repayment of our senior term credit facility and the reduction in our borrowing base under the revolving credit facility.  The average daily principal balance outstanding under our bank credit facility for 2005 was $101 million compared to $148.8 million for 2004; however, the Senior Notes were outstanding for almost half of the 2005 period.  Higher effective interest rates on our bank credit facilities also contributed to the increase in interest expense.  Capitalized interest for 2005 was $2.2 million compared to $877,000 in 2004.

Gain/loss on derivatives

We recorded a loss on derivatives of $70.1 million in 2005 compared to a loss of $25.3 million for 2004.  We did not designate any derivative contracts in 2005 or 2004 as cash flow hedges; therefore all cash settlements and changes resulting from mark-to-market valuations have been recorded as losses on derivatives.  Cash settlements were $29.7 million in 2005, as compared to $18.2 million in 2004.  We recorded a loss on derivatives of $40.4 million in 2005 compared to a loss of $7.1 million in 2004 resulting from mark-to-market valuations.

Income tax expense (benefit)

Our income tax benefit in 2005 of $451,000 differed from the statutory federal benefit due primarily to the utilization of tax depletion in excess of basis.  Our income benefit in 2004 was substantially equal to the statutory federal rate of 35% since the benefit derived from the utilization of tax depletion in excess of basis was offset by a provision for state taxes.

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

In 2005, we issued $225 million of aggregate principal amount of Senior Notes and used the net proceeds to repay all amounts outstanding on the revolving credit facility at that time.  However, we relied heavily on advances under the revolving credit facility to finance a significant portion of our exploration and development activities in 2006.  At December 31, 2006, we had $140 million outstanding on the revolving credit facility.

Our 2006 expenditures exceeded cash flow from operating activities by more than $100 million.  Our 2007 expenditures are also expected to exceed our cash flow from operating activities in 2007, although not by as large a margin.  We cannot predict our drilling success on exploratory prospects, and our future results of operations and financial condition could be adversely affected by unsuccessful exploratory drilling results.  In this section, we will describe our current plans for capital spending, identify the capital resources available to finance our capital spending, and discuss the principal factors that can affect our liquidity and capital resources.

Capital expenditures

The following table summarizes, by area, our planned expenditures for exploration and development activities during 2007, as compared to our actual expenditures in 2006.

	Actual	Planned
	Expenditures	Expenditures	2007
	Year Ended	Year Ended	Percentage
	December 31, 2006	December 31, 2007	of Total
	(In thousands)
South Louisiana	$118,500	$39,300	23%
North Louisiana	48,900	54,000	32%
Permian Basin	40,600	17,200	10%
East Texas Bossier	20,800	48,400	28%
Utah/Montana	7,100	6,300	4%
Austin Chalk (Trend)	3,800	3,100	2%
Colorado	7,900	—	—%
Other	2,600	1,800	1%
	$250,200	$170,100	100%

Our actual expenditures during fiscal 2007 may be substantially higher or lower than these estimates since our plans for exploration and development activities may change during the year.  Other factors, such as prevailing product prices and the availability of capital resources, could also increase or decrease the ultimate level of expenditures during fiscal 2007.

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

We spent $250.2 million on exploration and development activities during 2006, of which approximately 84% was on exploratory prospects.  We currently plan to spend approximately $170.1 million for the calendar year 2007, of which approximately 83% is estimated to be spent on exploratory prospects.  The 2006 expenditures exceeded our cash flow from operating activities by more than $100 million.  Our 2007 expenditures are also expected to exceed our cash flow from operating activities in 2007, although not by as large a margin.  We intend to finance this shortfall by borrowings on the revolving credit facility.  Our internal cash flow forecasts indicate that the amount of funds available to us under our revolving credit facility, when combined with our anticipated operating cash flow, will be sufficient to finance our capital expenditures and will provide us with adequate liquidity at least through 2007.  Although we believe the assumptions and estimates made in our forecasts are reasonable, uncertainties exist which could cause the borrowing base to be less than expected, cash flow to be less than expected, or capital expenditures to be more than expected.

We have placed orders for two 2,000 horsepower rigs for possible use in our Bossier drilling program in North Louisiana and East Texas.  At December 31, 2006, we had invested $8.7 million in these rigs and were committed under firm purchase contracts for an additional $15.8 million.  We estimate that the combined construction cost of both rigs will be approximately $27 million, and currently plan to seek financing for most of the remaining cost of these rigs.

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

Cash flow provided by operating activities for the year ended December 31, 2006 decreased $17.5 million, or 11%, as compared to the corresponding period in 2005 due to the combined effects of several factors.  Oil and gas sales, net of production costs, general and administrative costs and interest expense, were $20.2 million lower in 2006 as compared to the same period in 2005.  Our primary source of cash from operating activities is our oil and gas sales, net of production costs.  Our cash flow provided by operating activities is subject to material variation from changes in oil and gas production levels and product prices.  Settlements on derivative contracts, excluding those contracts that contain a financing element as in the case of the contracts assumed in our acquisition of Southwest Royalties, Inc. in May 2004, were substantially the same in both periods.  Interest expense increased in 2006 due primarily to higher levels of indebtedness resulting from the issuance of the Senior Notes.

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

At the beginning of 2006, we had an outstanding balance under the revolving credit facility of $10.7 million, and the borrowing base was $150 million, providing us with available funds of $138.5 million after accounting for outstanding letters of credit.  In June 2006, the borrowing base was increased to $200 million.  During 2006, we generated cash flow from operating activities of $146 million and received cash proceeds of $8.4 million from sales of assets and issuances of common stock.  We also spent $254.8 million on capital expenditures (excluding Larclay JV) and paid $29.4 million to settle derivatives with financing elements.  To finance the excess of expenditures over cash flow, we borrowed $129.3 million on the revolving credit facility.

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

Working capital computed for loan compliance purposes differs from our working capital in accordance with generally accepted accounting principles (GAAP).  Since compliance with financial covenants is a material requirement under the credit facilities, we consider the loan compliance working capital to be useful as a measure of our liquidity because it includes the funds available to us under the revolving credit facility and is not affected by the volatility in working capital caused by changes in fair value of derivatives.  Our reported working capital deficit decreased from $35.8 million at December 31, 2005 to $23.1 million at December 31, 2006 due primarily to a combination of factors, including increases in fair value of derivatives and increases in receivables, offset in part by increases in payables and current maturities of long-term debt.  After giving effect to the adjustments, our working capital computed for loan compliance purposes was a positive $36.9 million at December 31, 2006, as compared to a positive $136.2 million at December 31, 2005.  The following table reconciles our GAAP working capital to the working capital computed for loan compliance purposes at December 31, 2006 and December 31, 2005.

	December 31,
	2006	2005
	(In thousands)
Working capital (deficit) per GAAP	$(23,068)	$(35,812)
Add funds available under the revolving credit facility	40,196	138,496
Exclude fair value of derivatives classified as current assets or current liabilities	5,993	33,479
Exclude current assets and current liabilities of Larclay JV	13,759	—

Working capital per loan covenant	$36,880	$136,163

Since we use this revolving credit facility for both short-term liquidity and long-term financing needs, it is important that we comply in all material respects with the loan agreement, including financial covenants that are computed quarterly.  The working capital covenant requires us to maintain positive working capital using the computations described above.  Another financial covenant under the credit facility requires us to maintain a ratio of indebtedness to cash flow of no more than 3 to 1.  While we were in compliance with all financial and non-financial covenants at December 31, 2006, our increased leverage and reduced liquidity may result in our failing to comply with one or more of these covenants in the future.  If we fail to meet any of these loan covenants, we would ask the banks to allow us sufficient time to obtain additional capital resources through alternative means.  If a suitable arrangement could not be reached with the banks, the banks could accelerate the indebtedness and seek to foreclose on the pledged assets.

The banks redetermine the borrowing base under the revolving credit facility at least twice a year, in May and November.  The November 2006 borrowing base review resulted in maintaining the borrowing base at $200 million.  If at any time, the borrowing base is less than the amount of outstanding indebtedness, we will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement.  We relied heavily on advances under the revolving credit facility to finance a significant portion of our exploration and development activities in 2006.  At December 31, 2006, we had $140 million outstanding on the revolving credit facility, as compared to $160 million on February 28, 2007.  The increased borrowings since December 31, 2006 were required to finance our exploration program and to pay interest on our Senior Notes.

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

The Indenture governing the Senior Notes restricts our ability and the ability of our restricted subsidiaries to:  (i) borrow money; (ii) issue redeemable and preferred stock; (iii) pay distributions or dividends; (iv) make investments; (v) create liens without securing the Notes; (vi) enter into agreements that restrict dividends from subsidiaries; (vii) sell certain assets or merge with or into other companies; (viii) enter into transactions with affiliates; (ix) guarantee indebtedness; and (x) enter into new lines of business.  These covenants are subject to a number of important exceptions and qualifications.  We were in compliance with these covenants at December 31, 2006.

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

Contractual Obligations and Contingent Commitments

The following table summarizes our contractual obligations as of December 31, 2006 by payment due date.

	Payments Due by Period
	Total	2007	2008 to 2009	2010 to 2011	2012 and Thereafter
	(In thousands)
Contractual obligations:
7¾% Senior Notes (a)	$225,000	$—	$—	$—	$225,000
Secured bank credit facility (a)	140,000	—	140,000	—	—
Drilling contracts	128,425	57,660	70,765	—	—
Larclay JV note	66,273	17,397	34,793	14,083	—
Purchase commitments	18,599	18,599	—	—	—
Lease obligations	4,779	1,412	1,903	1,353	111
Total contractual obligations	$583,076	$95,068	$247,461	$15,436	$225,111

(a)                      In addition to the principal payments presented, we expect to make annual interest payments of $17.4 million on the Senior Notes and approximately $10.4 million on the secured bank credit facility (based on the balances and interest rates at December 31, 2006).

Excluded from the table above is our mark-to-market liability related to commodity and interest rate derivatives.  Our derivative obligations, based on mark-to-market valuations at December 31, 2006, would mature as follows:  2007 - $6 million, and 2008 - $19.5 million.

Known Trends and Uncertainties

Oil and Gas Production

As with all companies engaged in oil and gas exploration and production, we face the challenge of natural production decline since oil and gas reserves are a depletable resource.  With each unit of oil and gas we produce, we are depleting our proved reserve base, so we must be able to conduct successful exploration and development activities or acquire properties with proved reserves in order to grow our reserve base.  Our production has been on a gradual decline since 2003 due to the effects of natural production decline, offset in part by reserve additions through exploration and development and acquisitions.  In 2006, we replaced more than 100% of our 2006 oil and gas production through our exploratory drilling program.  Production from these discoveries should contribute favorably to production in 2007, and may help offset the natural production declines from our base of oil and gas reserves.  Even with this new production, we will need to discover new sources of production from our exploration and development activities in 2007.  While we cannot predict the results of our exploration and development activities, we believe that oil and gas production levels in 2007 will be comparable to those in 2006.

Profit Margins

We analyze, on an Mcfe produced basis, those revenues and expenses that have a significant impact on our oil and gas profit margin.  Our weighted average oil and gas sales per Mcfe have been on an upward trend, from $6.04 per Mcfe in 2004, $8.04 per Mcfe in 2005 and $8.36 per Mcfe in 2006.  Higher product prices have provided us with a significant incentive to assume the risks associated with many of the exploratory prospects that we have initiated in the past three years.  However, our expenses per Mcfe are also on an upward trend and is resulting in a narrowing profit margin.  Our oil and gas DD&A per Mcfe has increased from $1.28 per Mcfe in 2004, to $1.42 per Mcfe in 2005, to $2.12 in 2006.  An upward trend in DD&A per Mcfe indicates that our cost to find and/or acquire reserves is increasing at a faster rate than the reserves we are adding.  Although we replaced approximately 100% of our 2006 production in 2006, our cost to find those reserves was higher than our historical combined rate.  Also affecting our profit margin is the cost of producing our reserves.  Our production costs per Mcfe have risen from $1.29 per Mcfe in 2004, to $1.83 per Mcfe in 2005, to $2.15 per Mcfe in 2006.  Our rise in production costs per Mcfe is a result of a combination of factors.  Most of the increase in 2004 was attributable to the acquisition of mature Permian Basin properties that had a higher production cost profile than our then-existing properties.  Since the beginning of 2005, we have experienced significant increases in the cost of field services to maintain and produce our production.

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

Accounting Policies	Estimates or Assumptions	Accounts Affected
Successful efforts accounting	• Reserve estimates	• Oil and gas properties
for oil and gas properties	• Valuation of unproved properties	• Accumulated DD&A*
	• Judgment regarding status of in progress exploratory wells	• Provision for DD&A • Impairment of unproved
properties
• Abandonment costs (dry hole costs)

Impairment of proved properties	• Reserve estimates and related present value of	• Oil and gas properties
	future net Revenues	• Accumulated DD&A
• Impairment of proved properties

Asset retirement obligations	• Estimates of the present value of future abandonment costs	• Abandonment obligations (non-current liability)
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

					Standardized
					Measure
	Proved Reserves		Average Price		of Discounted
	Oil (a)	Gas	Oil (a)	Gas	Future
	(MMBbls)	(Bcf)	($/Bbl)	($/Mcf)	Net Cash Flows
					(In millions)
As of December 31:
2006	25.4	119.2	$57.18	$5.24	$514.8
2005	27.8	126.8	$57.85	$10.65	$753.7
2004	26.8	138.3	$41.48	$5.59	$500.2

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

Occasionally, we are unable to make a final determination about the productive status of a well prior to issuance of our financial statements.  In these cases, we leave the well classified as in-progress until we have had sufficient time to conduct additional completion or testing operations and to evaluate the pertinent geological and geophysical and engineering data obtained.  At the time when we are able to make a final determination of a well’s productive status, the well is removed from the in-progress status and the proper accounting treatment is recorded.

Asset Retirement Obligations

Our asset retirement obligation is recorded as a liability at its estimated present value as of the asset’s inception, with an offsetting increase to oil and gas properties. Periodic accretion of discount of the estimated liability is recorded as an expense in the statement of operations.  During 2006, we revised our estimated asset retirement obligations by $6.5 million, or approximately 33% of the asset retirement obligations at December 31, 2005, based on a review of current plugging and abandonment costs. Revisions to the asset retirement obligation are recorded with an offsetting change to producing properties, resulting in prospective changes to depreciation, depletion and amortization expense and accretion expense. Because of the subjectivity of assumptions and the relatively long lives of most of our wells, the costs to ultimately retire our wells may vary significantly from prior estimates.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which becomes effective beginning on January 1, 2007. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings.  The adoption of SAB 108 had no effect on our consolidated financial statements.

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

Emerging Issues Task Force Issue 04-5 (“EITF 04-5”), which became effective January 1, 2006, requires companies to fully consolidate any limited partnerships that the company controls as general partner.  EITF 04-5 presumes that a sole general partner in a limited partnership controls the limited partnership; however, the presumption of control can be overcome if the limited partners have (i) the substantive ability to remove the sole general partner or otherwise dissolve the limited partnership or (ii) substantive participating rights.  For this purpose, the EITF has concluded that a general partner lacks control if the limited partners can remove the general partner with a simple majority vote.  We have entered into contracts with 17 oil and gas limited partnerships of which we are the sole general partner.  Generally, these contracts require us to abstain from voting any of our limited partnership units in matters related to our removal as general partner.  As a result, the limited partners in all of the oil and gas partnerships in which we serve as general partner can remove us as general partner with a simple majority vote.  Accordingly, we have continued consolidating our proportionate share of all of these limited partnerships.  The adoption of EITF 04-5 had no effect on our consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) to clarify the manner in which enterprises account for uncertainties in their provisions for income taxes.  Generally, the standard presented by FIN 48 is a “more likely than not” standard and is intended to enhance the relevancy and comparability of financial reporting by companies.  FIN 48 is effective for fiscal years beginning after December 31, 2006.  The adoption of FIN 48 is not expected to have a significant impact on our consolidated financial statements.

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

Oil and Gas Prices

Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control.  These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic.  We cannot predict future oil and gas prices with any degree of certainty.  Sustained weakness in oil and gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that we can produce economically.  Any reduction in reserves, including reductions due to price fluctuations, can reduce the borrowing base under our revolving credit facility and adversely affect our liquidity and our ability to obtain capital for our exploration and development activities.  Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Based on December 31, 2006 reserve estimates, we project that a $1.00 drop in the price per Bbl of oil and a $.50 drop in the price per Mcf of gas from year end 2006 would reduce our gross revenues for the year ending December 31, 2007 by $10.7 million.

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

The following summarizes information concerning the Company’s net positions in open commodity derivatives applicable to periods subsequent to December 31, 2006.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Collars:

	Gas			Oil
	MMBtu (a)	Floor	Ceiling	Bbls	Floor	Ceiling
Production Period:
1st Quarter 2007	454,000	$4.00	$5.18	139,000	$23.00	$25.20
2nd Quarter 2007	459,000	$4.00	$5.18	141,000	$23.00	$25.20
3rd Quarter 2007	459,000	$4.00	$5.18	141,000	$23.00	$25.20
4th Quarter 2007	459,000	$4.00	$5.18	141,000	$23.00	$25.20
2008	1,279,000	$4.00	$5.15	392,000	$23.00	$25.07

	3,110,000			954,000

Swaps:

	Gas		Oil
	MMBtu (a)	Price	Bbls	Price
Production Period:
1st Quarter 2007	3,000,000	$8.26	150,000	$72.75
2nd Quarter 2007	2,600,000	$8.16	—	$—
3rd Quarter 2007	2,400,000	$8.34	75,000	$72.75
4th Quarter 2007	2,400,000	$8.34	225,000	$72.75
2008	6,300,000	$8.19	720,000	$65.60

	16,700,000		1,170,000

(a)     One MMBtu equals one Mcf at a Btu factor of 1,000.

In January 2007, the Company terminated certain fixed-price oil swaps covering 450,000 barrels at a price of $55.35 per barrel, from March 2007 through August 2007, resulting in an aggregate realized gain of approximately $7.8 million, which will be collected from the counterparty monthly during 2007.

In July 2006, the Company also terminated certain fixed-price oil swaps covering 300,000 barrels at a price of $80.45 per barrel, from January 2007 through December 2007, resulting in an aggregate realized loss of approximately $2.4 million, which will be paid to the counterparty monthly during 2007.

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of our commodity derivatives.  A $1 per barrel change in the price of oil and a $.50 per MMBtu change in the price of gas would change the fair value of our outstanding commodity derivatives at December 31, 2006 by approximately $8.3 million.

Interest Rates

We are exposed to interest rate risk on our long-term debt with a variable interest rate.  At December 31, 2006, our variable rate debt had a carrying value of $206.3 million, which approximated its fair value.  At December 31, 2006, our fixed rate debt had a carrying value of $225 million and an approximate fair value of $207.6 million, based on current market quotes.  We estimate that the hypothetical change in the fair value of our long-term debt resulting from a 100-basis point change in interest rates would be approximately $9.4 million.

We are a party to interest rate swaps that were acquired in connection with the SWR acquisition.  Under these derivatives, we pay a fixed rate for the notional principal balances and receive a floating market rate based on LIBOR.  The following summarizes information concerning our net positions in open interest rate swaps applicable to periods subsequent to December 31, 2006.

Interest Rate Swaps:

	Principal Balance	Fixed Libor Rates
Period:
January 1, 2007 to November 1, 2007	$50,000,000	5.19%
November 1, 2007 to November 1, 2008	$45,000,000	5.73%

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

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

KPMG LLP has issued an attestation report on management’s assessment of internal control over financial reporting, the contents of which are shown below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Clayton Williams Energy, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Clayton Williams Energy, Inc. (Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Clayton Williams Energy, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated  statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 15, 2007, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas

March 15, 2007

Item 9B -       Other Information

None.

PART III

Item 10 -        Directors, Executive Officers and Corporate Governance

Information required by this Item is incorporated by reference to our definitive proxy statement, which will be filed with the SEC no later than April 30, 2007.

Item 11 -        Executive Compensation

Information required by this Item is incorporated by reference to our definitive proxy statement, which will be filed with the SEC no later than April 30, 2007.

Item 12 -                        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated by reference to our definitive proxy statement, which will be filed with the SEC no later than April 30, 2007.

Item 13 -        Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is incorporated by reference to our definitive proxy statement, which will be filed with the SEC no later than April 30, 2007.

Item 14 -        Principal Accounting Fees and Services

Information required by this Item is incorporated by reference to our definitive proxy statement, which will be filed with the SEC no later than April 30, 2007.

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

**3.1	Second Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Form S-2 Registration Statement, Commission File No. 333-13441

Exhibit
Number	Description of Exhibit

**3.2	Certificate of Amendment of Second Restated Certificate of Incorporation of Clayton Williams Energy, Inc., filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ended September 30, 2000††

**3.3	Corporate Bylaws of Clayton Williams Energy, Inc., as amended, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 8, 2007††

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

**10.2	First Amendment to Amended and Restated Credit Agreement dated July 18, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2005††

**10.3	Second Amendment to Amended and Restated Credit Agreement dated December 30, 2005, filed as Exhibit 10.3 to the Company’s Form 10-K for the period ended December 31, 2005††

**10.4	Third Amendment to Amended and Restated Credit Agreement dated June 30, 2006, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 14, 2006††

**10.5

Senior Term Credit Agreement dated as of May 21, 2004 among Clayton Williams Energy, Inc., et al, and Bank One, NA, et al, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the Commission on June 23, 2004††

**10.6†	1993 Stock Compensation Plan, filed as Exhibit 10.1 to the Company’s Form S-8 Registration Statement, Commission File No. 033-68318

**10.7†	First Amendment to 1993 Stock Compensation Plan, filed as Exhibit 10.11 to the Company’s Form 10-K for the period ended December 31, 1995††

**10.8†	Second Amendment to the 1993 Stock Compensation Plan, filed as Exhibit 10.2 to the Company’s Form S-8 Registration Statement, Commission File No. 33-68318

**10.9†	Third Amendment to 1993 Stock Compensation Plan, filed as Exhibit 10.4 to the Company’s Form S-8 Registration Statement, Commission File No. 333-47232

Exhibit
Number	Description of Exhibit

**10.10†	Fourth Amendment to 1993 Stock Compensation Plan, filed as Exhibit 10.5 to the Company’s Form S-8 Registration Statement, Commission File No. 333-47232

**10.11†	Fifth Amendment to 1993 Stock Compensation Plan, filed as Exhibit 10.13 to the Company’s Form 10-K for the period ended December 31, 2005††

**10.12†	Outside Directors Stock Option Plan, filed as Exhibit 10.1 to the Company’s Form S-8 Registration Statement, Commission File No. 33-68316

**10.13†	First Amendment to Outside Directors Stock Option Plan, filed as Exhibit 10.13 to the Company’s Form 10-K for the period ended December 31, 1995††

**10.14†	Second Amendment to Outside Directors Stock Option Plan, filed as Exhibit 10.13 to the Company’s Form 10-K for the period ended December 31, 2005††

**10.15†	Bonus Incentive Plan, filed as Exhibit 10.1 to the Company’s Form S-8 Registration Statement, Commission File No. 33-68320

**10.16†	First Amendment to Bonus Incentive Plan, filed as Exhibit 10.9 to the Company’s Form 10-K for the period ended December 31, 1997††

**10.17†

Scudder Trust Company Prototype Defined Contribution Plan adopted by Clayton Williams Energy, Inc. effective as of August 1, 2004, filed as Exhibit 10.12 to the Company’s Form 10-K for the period ended December 31, 2004††

**10.18†	Executive Incentive Stock Compensation Plan, filed as Exhibit 10.1 to the Company’s Form S-8 Registration Statement, Commission File No. 33-92834

**10.19†	First Amendment to Executive Incentive Stock Compensation Plan, filed as Exhibit 10.16 to the Company’s Form 10-K for the period ended December 31, 1996††

**10.20

Consolidation Agreement dated May 13, 1993 among Clayton Williams Energy, Inc., Warrior Gas Co. and the Williams Entities, filed as Exhibit 10.1 to the Company’s Form S-1 Registration Statement, Commission File No. 033-43350

**10.21

Amendment to Consolidation Agreement dated August 7, 2000 among Clayton Williams Energy, Inc., Warrior Gas Co., Clayton W. Williams, Jr. and the Williams Companies, filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 30, 2000††

**10.22	Agreement dated April 23, 1993 between the Company and Robert C. Lyon, filed as Exhibit 10.42 to the Company’s Form S-1 Registration Statement, Commission File No. 033-43350

**10.23

Second Amended and Restated Service Agreement effective March 1, 2005 among Clayton Williams Energy, Inc. and its subsidiaries, Clayton Williams Ranch Holdings, Inc., ClayDesta L.P., Clayton Williams Partnership, Ltd. and CWPLCO, Inc., filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 3, 2005††

**10.24†	Agreement of Limited Partnership of CWEI Longfellow Ranch I, L.P. dated April 1, 2003, filed as Exhibit 10.32 to the Company’s Form 10-K for the period ended December 31, 2003††

Exhibit
Number	Description of Exhibit

**10.25†	Agreement of Limited Partnership of CWEI South Louisiana II, L.P. effective as of January 1, 2004, filed as Exhibit 10.29 to the Company’s Form 10-K for the period ended December 31, 2004††

**10.26†	Agreement of Limited Partnership of Rocky Arroyo, L.P. effective as of January 2, 2005, filed as Exhibit 10.31 to the Company’s Form 10-K for the period ended December 31, 2004††

**10.27†	Agreement of Limited Partnership of CWEI West Pyle/McGonagill, L.P. effective as of January 2, 2005, filed as Exhibit 10.33 to the Company’s Form 10-K for the period ended December 31, 2004††

**10.28†

Agreement of Limited Partnership of CWEI South Louisiana III, L.P. effective as of March 1, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 14, 2005††

**10.29†

Agreement of Limited Partnership of CWEI North Louisiana, L.P. effective as of March 1, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 14, 2005††

**10.30†	Agreement of Limited Partnership of Floyd Prospect, L.P. effective as of March 1, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2005††

**10.31†	Amendment to Agreement dated April 23, 1993 between the Company and Robert C. Lyon, filed as Exhibit 10.35 to the Company’s Form 10-K for the period ended December 31, 2004††

**10.32†	Second Amendment to Agreement dated April 23, 1993 between the Company and Robert C. Lyon, filed as Exhibit 10.36 to the Company’s Form 10-K for the period ended December 31, 2004††

**10.33†	Form of stock option agreement for 1993 Stock Compensation Plan, filed as Exhibit 10.32 to the Company’s Form 10-K for the period ended December 31, 2004††

**10.34†	Form of stock option agreement for Outside Directors Stock Option Plan, filed as Exhibit 10.38 to the Company’s Form 10-K for the period ended December 31, 2004††

**10.35

Letter agreement dated October 20, 2005 between Clayton Williams Energy, Inc. and Lariat Services, Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2005††

**10.36

Limited Liability Company Agreement, dated April 21, 2006, by and between Clayton Williams Energy, Inc. and Lariat Services, Inc., with respect to the formation of Larclay GP, LLC, a Texas limited liability company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 26, 2006††

**10.37

Agreement of Limited Partnership, dated April 21, 2006, by and among Larclay GP, LLC, Clayton Williams Energy, Inc. and Lariat Services, Inc., with respect to the formation of Larclay, L.P., a Texas limited partnership, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 26, 2006††

Exhibit
Number	Description of Exhibit

**10.38

Drilling Contract for Multiple Rigs, dated April 21, 2006, by and between Clayton Williams Energy, Inc. and Larclay, L.P., filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 26, 2006††

**10.39

Subordination Agreement, dated April 21, 2006, by and among Clayton Williams Energy, Inc., Lariat Services, Inc. and Merrill Lynch Capital, as agent, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on April 26, 2006††

**10.40

Consent and Agreement, dated April 21, 2006, by and among Clayton Williams Energy, Inc., Lariat Services, Inc. and Merrill Lynch Capital, as agent, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on April 26, 2006††

**10.41

Letter of Credit, dated April 21, 2006, issued in favor of Merrill Lynch Capital, as agent, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on April 26, 2006††

**10.42

Form of Unconditional Limited Guaranty, to be issued by Clayton Williams Energy, Inc. in favor of Merrill Lynch Capital, as agent, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on April 26, 2006††

**10.43†	Agreement of Limited Partnership of Floyd Prospect II, L.P. dated May 15, 2006., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2006††

**10.44†	Participation Agreement relating to South Louisiana IV dated August 2, 2006, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2006††

**10.45†

Participation Agreement relating to North Louisiana — Hosston/Cotton Valley dated August 2, 2006, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2006††

**10.46†	Participation Agreement relating to North Louisiana — Bossier dated August 2, 2006, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2006††

**10.47†	Participation Agreement relating to Floyd Prospect III dated November 15, 2006, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2006††

**10.48†

Participation Agreement relating to North Louisiana - Bossier II dated November 15, 2006, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2006††

**10.49†

Participation Agreement relating to North Louisiana - Hosston/Cotton Valley II dated November 15, 2006, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2006††

**10.50†	Participation Agreement relating to South Louisiana V dated November 15, 2006, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2006††

Exhibit
Number	Description of Exhibit

**10.51†	Southwest Royalties Reward Plan dated January 15, 2007, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with Commission on January 18, 2007††

**10.52†

Participation Agreement relating to West Coast Energy Properties, L.P. dated December 11, 2006, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2006††

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

Signature	Title	Date

/s/ CLAYTON W. WILLIAMS *	Chairman of the Board,	March 15, 2007
Clayton W. Williams	President and Chief Executive
Officer and Director

/s/ L. PAUL LATHAM	Executive Vice President,	March 15, 2007
L. Paul Latham	Chief Operating Officer and
Director

/s/ MEL G. RIGGS	Senior Vice President -	March 15, 2007
Mel G. Riggs	Finance, Secretary, Treasurer,
Chief Financial Officer and Director

/s/ MICHAEL L. POLLARD	Vice President – Accounting and	March 15, 2007
Michael L. Pollard	Principal Accounting Officer

/s/ STANLEY S. BEARD *	Director	March 15, 2007
Stanley S. Beard

/s/ DAVIS L. FORD *	Director	March 15, 2007
Davis L. Ford

/s/ ROBERT L. PARKER *	Director	March 15, 2007
Robert L. Parker

/s/ JORDAN R. SMITH *	Director	March 15, 2007
Jordan R. Smith

*	By:	/s/ L. PAUL LATHAM
L. Paul Latham
Attorney-in-Fact

CLAYTON WILLIAMS ENERGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Clayton Williams Energy, Inc.:

We have audited the accompanying consolidated balance sheets of Clayton Williams Energy, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clayton Williams Energy, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 of the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Clayton Williams Energy, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operations of, internal control over financial reporting.

KPMG LLP

Dallas, Texas

March 15, 2007

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,840	$5,935
Accounts receivable:
Oil and gas sales	23,398	28,317
Joint interest and other, net	17,810	6,972
Affiliates	2,436	254
Inventory	40,392	43,753
Deferred income taxes	505	439
Fair value of derivatives	23,729	191
Prepaids and other	3,888	2,581
	125,998	88,442
PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	1,226,761	1,037,862
Natural gas gathering and processing systems	18,068	18,034
Contract drilling equipment	66,418	—
Other	15,848	12,396
	1,327,095	1,068,292
Less accumulated depreciation, depletion and amortization	(682,286)	(594,225)
Property and equipment, net	644,809	474,067

OTHER ASSETS
Debt issue costs, net	8,104	8,557
Advances to drilling rig joint venture	—	10,329
Fair value of derivatives	1,785	127
Other	14,737	5,813
	24,626	24,826
	$795,433	$587,335

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable:
Trade	$75,815	$59,861
Oil and gas sales	14,222	18,236
Affiliates	1,407	2,857
Current maturities of long-term debt	17,397	19
Fair value of derivatives	29,722	33,670
Accrued liabilities and other	10,503	9,611
	149,066	124,254
NON-CURRENT LIABILITIES
Long-term debt	413,876	235,700
Deferred income taxes	36,409	37,042
Fair value of derivatives	21,281	49,705
Other	29,821	20,343
	501,387	342,790
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share, authorized – 3,000,000 shares; none issued	—	—
Common stock, par value $.10 per share, authorized – 30,000,000 shares; issued and outstanding – 11,152,051 shares in 2006 and 10,815,575 shares in 2005	1,115	1,082
Additional paid-in capital	113,965	107,108
Retained earnings	29,900	12,101
	144,980	120,291
	$795,433	$587,335

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share)

	Year Ended December 31,
	2006	2005	2004
REVENUES
Oil and gas sales	$245,967	$252,599	$193,127
Natural gas services	11,327	12,080	9,083
Drilling rig services	6,937	—	—
Gain on sales of property and equipment	1,767	18,920	4,120
Total revenues	265,998	283,599	206,330

COSTS AND EXPENSES
Production	63,298	57,404	41,163
Exploration:
Abandonments and impairments	65,173	39,957	67,956
Seismic and other	11,299	10,780	7,124
Natural gas services	10,005	11,212	8,538
Drilling rig services	4,538	—	—
Depreciation, depletion and amortization	66,163	47,509	44,040
Impairment of property and equipment	21,848	18,266	—
Accretion of abandonment obligations	1,653	1,158	1,044
General and administrative	16,676	15,410	11,689
Loss on sales of property and equipment	99	209	14,337
Other	—	1,353	—
Total costs and expenses	260,752	203,258	195,891
Operating income	5,246	80,341	10,439
OTHER INCOME (EXPENSE)
Interest expense	(20,895)	(14,498)	(7,877)
Gain (loss) on derivatives	37,340	(70,059)	(25,329)
Other	(1,339)	4,022	1,354
Total other income (expense)	15,106	(80,535)	(31,852)
Income (loss) before income taxes	20,352	(194)	(21,413)
Income tax (expense) benefit	(1,979)	451	7,385
Minority interest, net of tax	(574)	—	—
NET INCOME (LOSS)	$17,799	$257	$(14,028)
Net income (loss) per common share:
Basic	$1.64	$.02	$(1.37)
Diluted	$1.58	$.02	$(1.37)

Weighted average common shares outstanding:
Basic	10,885	10,804	10,213
Diluted	11,244	11,241	10,213

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Total
	Common Stock		Additional		Comprehensive
	No. of	Par	Paid-In	Retained	Income
	Shares	Value	Capital	Earnings	(Loss)
BALANCE,
December 31, 2003	9,368	$937	$73,972	$25,872
Net loss and total comprehensive loss	—	—	—	(14,028)	$(14,028)
Issuance of stock through compensation plans, including income tax benefits	38	3	853	—
Issuance of common stock, net of offering costs of $1,773	1,381	138	29,849	—
BALANCE,
December 31, 2004	10,787	1,078	104,674	11,844
Net income and total comprehensive income	—	—	—	257	$257
Issuance of stock through compensation plans, including income tax benefits	19	3	2,164	—
Restricted stock issued as compensation	9	1	270	—
BALANCE,
December 31, 2005	10,815	1,082	107,108	12,101
Net income and total comprehensive income	—	—	—	17,799	$17,799
Issuance of stock through compensation plans, including income tax benefits	337	33	6,857	—
BALANCE,
December 31, 2006	11,152	$1,115	$113,965	$29,900

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$17,799	$257	$(14,028)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	66,163	47,509	44,040
Impairment of property and equipment	21,848	18,266	—
Exploration costs	65,173	39,957	67,956
(Gain) loss on sales of property and equipment, net	(1,668)	(18,711)	10,217
Deferred income taxes	1,979	(526)	(7,645)
Non-cash employee compensation	2,279	2,998	536
Unrealized (gain) loss on derivatives	(57,568)	40,406	7,104
Settlements on derivatives with financing elements	29,407	27,731	9,890
Amortization of debt issue costs	1,308	2,631	—
Accretion of abandonment obligations	1,653	1,158	1,044
Excess tax benefit on exercise of stock options	(1,807)	—	—
Minority interest, net of tax	574	—	—
Changes in operating working capital:
Accounts receivable	(8,101)	(4,764)	581
Accounts payable	3,543	1,707	8,881
Other	3,408	4,856	(1,596)
Net cash provided by operating activities	145,990	163,475	126,980
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(254,840)	(172,987)	(123,991)
Additions to equipment of Larclay JV.	(60,655)	—	—
Investment in Southwest Royalties, Inc.	—	—	(168,204)
Proceeds from sales of property and equipment	4,451	23,252	35,020
Change in equipment inventory	(662)	(36,519)	—
Other	1,753	(10,411)	269
Net cash used in investing activities	(309,953)	(196,665)	(256,906)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	129,300	235,700	172,500
Proceeds from long-term debt of Larclay JV	66,254	—	—
Repayments of long-term debt	—	(177,531)	(60,530)
Proceeds from sale of common stock	3,914	292	30,018
Settlements on derivatives with financing elements	(29,407)	(27,731)	(9,890)
Payment of debt issue costs	—	(7,964)	(4,156)
Excess tax benefit on exercise of stock options	1,807	—	—
Other	—	—	2,889
Net cash provided by financing activities	171,868	22,766	130,831
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,905	(10,424)	905
CASH AND CASH EQUIVALENTS
Beginning of period	5,935	16,359	15,454
End of period	$13,840	$5,935	$16,359
SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$19,653	$4,343	$7,246
Cash paid for income taxes	$196	$365	$90

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Nature of Operations

Clayton Williams Energy, Inc. (a Delaware corporation) and its subsidiaries (collectively, the “Company”) is an independent oil and gas company engaged in the exploration for and development and production of oil and natural gas primarily in Texas, Louisiana and New Mexico.  Approximately 47% of the Company’s outstanding common stock is beneficially owned by its Chairman of the Board and Chief Executive Officer, Clayton W. Williams (“Mr. Williams”).

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

•                              Judgment regarding the productive status of in-progress exploratory wells to determine the amount of any provision for abandonment; and

•                              Estimates regarding abandonment obligations.

Principles of Consolidation

The consolidated financial statements include the accounts of Clayton Williams Energy, Inc., its subsidiaries and the accounts of the Larclay JV (see Note 11).  The Company accounts for its undivided interest in oil and gas limited partnerships using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are consolidated with other operations.  All significant intercompany transactions and balances associated with the consolidated operations have been eliminated.

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

Contract Drilling

The Company consolidates the accounts of Larclay JV (see Note 11), a joint venture engaged in contract drilling of oil and gas wells.  Larclay recognizes revenues and expenses from daywork drilling contracts as the work is performed, but defers revenues and expenses from footage or turnkey contracts until the well is substantially completed or until a loss, if any, on a contract is determinable.

Property and equipment, including major replacements, improvements and capitalized interest on construction-in-progress, are capitalized and are depreciated using the straight-line method over estimated useful lives of three to seven years.  Upon disposition, the costs and related accumulated depreciation of assets are eliminated from the accounts and the resulting gain or loss is recognized.

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

Unproved oil and gas properties with individually significant acquisition costs are periodically assessed, and any impairment in value is charged to exploration costs.  The amount of impairment recognized on unproved properties which are not individually significant is determined by amortizing the costs of such properties within appropriate groups based on the Company’s historical experience, acquisition dates and average lease terms.  At December 31, 2006, the Company’s unproved oil and gas properties had an aggregate net book value of $129.4 million, including $27 million of exploratory drilling costs for which the determination of proved reserves had not been made.  None of these costs are attributable to wells for which drilling activities have been completed for more than one year.  The valuation of unproved properties is subjective and requires management of the Company to make estimates and assumptions which, with the passage of time, may prove to be materially different from actual realizable values.

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

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Inventory

Inventory consists primarily of tubular goods and other well equipment which the Company plans to utilize in its ongoing exploration and development activities and is carried at the lower of cost or estimated market value.

Capitalization of Interest

Interest costs associated with the Company’s inventory of unproved oil and gas property lease acquisition costs are capitalized during the periods for which exploration activities are in progress.  During the years ended December 31, 2006, 2005 and 2004, the Company capitalized interest totaling approximately $5.8 million, $2.2 million and $877,000, respectively.  In addition, the Company capitalized interest relating to the construction of drilling rigs in the Larclay JV of $1.8 million in 2006.

Cash and Cash Equivalents

The Company considers all cash and highly liquid investments with original maturities of three months or less to be cash equivalents.

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted net income per share reflects the potential dilution that could occur if dilutive stock options were exercised, calculated using the treasury stock method.  The diluted net income per share calculations for 2006 and 2005 include an increase in potential shares attributable to dilutive stock options.  Stock options were not considered in the diluted net loss per share calculations for 2004 as the effect would be anti-dilutive.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options, based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods.  SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006.  The Company adopted SFAS 123R using the modified prospective transition method,

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which requires the application of the accounting standard prospectively as of January 1, 2006 and does not require restatement of previously issued financial statements.

SFAS 123R requires the Company to estimate the fair value of stock option awards on the date of grant using an option-pricing model.  The Company uses the Black-Scholes option-pricing model (“Black-Scholes Model”) as its method of valuation for share-based awards granted on or after January 1, 2006, which is the same model used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, as well as actual and projected exercise activity.

Revenue Recognition and Gas Balancing

The Company utilizes the sales method of accounting for oil, natural gas and natural gas liquids revenues whereby revenues, net of royalties, are recognized as the production is sold to purchasers.  The amount of gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties.  The Company did not have any significant gas imbalance positions at December 31, 2006 or 2005.  Revenues from natural gas services are recognized as services are provided.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS 130”) established standards for reporting and displaying of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements.  There were no differences between net income and comprehensive income in 2006, 2005 and 2004.

Concentration Risks

The Company sells its oil and natural gas production to various customers, serves as operator in the drilling, completion and operation of oil and gas wells, and enters into derivatives with various counterparties.  When management deems appropriate, the Company obtains letters of credit to secure amounts due from its principal oil and gas purchasers and follows other procedures to monitor credit risk from joint owners and derivatives counterparties.  Allowances for doubtful accounts at December 31, 2006 and 2005 relate to amounts due from joint interest owners.

Reclassifications

Certain reclassifications of prior year financial statement amounts have been made to conform to current year presentations.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which becomes effective beginning on January 1, 2007. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. The adoption of SAB 108 had no effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. The Company plans to adopt SFAS 157 beginning in the first quarter of fiscal 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS 157 will have on its consolidated financial position, results of operations or cash flows.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Emerging Issues Task Force Issue 04-5 (“EITF 04-5”), which became effective January 1, 2006, requires companies to fully consolidate any limited partnerships that the company controls as general partner.  EITF 04-5 presumes that a sole general partner in a limited partnership controls the limited partnership; however, the presumption of control can be overcome if the limited partners have (i) the substantive ability to remove the sole general partner or otherwise dissolve the limited partnership or (ii) substantive participating rights.  For this purpose, the EITF has concluded that a general partner lacks control if the limited partners can remove the general partner with a simple majority vote.  The Company has entered into contracts with 17 oil and gas limited partnerships of which the Company is the sole general partner.  Generally, these contracts require the Company to abstain from voting any of its limited partnership units in matters related to the removal of the Company as general partner.  As a result, the limited partners in all of the oil and gas partnerships in which the Company serves as general partner can remove the Company as general partner with a simple majority vote.  Accordingly, the Company has continued consolidating its proportionate share of all of these limited partnerships.  The adoption of EITF 04-5 had no effect on the Company’s consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) to clarify the manner in which enterprises account for uncertainties in their provisions for income taxes.  Generally, the standard presented by FIN 48 is a “more likely than not” standard and is intended to enhance the relevancy and comparability of financial reporting by companies.  FIN 48 is effective for fiscal years beginning after December 31, 2006.  The adoption of FIN 48 is not expected to have a significant impact on the Company’s consolidated financial statements.

3.         Long-Term Debt

Long-term debt consists of the following:

	December 31,	December 31,
	2006	2005
	(In thousands)

7¾% Senior Notes due 2013	$225,000	$225,000
Secured bank credit facility, due May 2009	140,000	10,700
Secured term loan of Larclay JV	66,273	—
Other	—	19
	431,273	235,719
Less current maturities(a)	(17,397)	(19)
	$413,876	$235,700

(a)   Includes current portion of term loan of Larclay JV of $17,397 at December 31, 2006.

Aggregate maturities of long-term debt at December 31, 2006 are as follows:  2007 - $17.4 million; 2008 - $18.2 million; 2009 - $156.6 million; 2010 - $11.6 million; 2011 - $2.5 million; and 2013 - $225 million.

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

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

twelve-month period beginning on August 1, 2010, and 100.00% beginning on August 1, 2011, for any period thereafter, in each case plus accrued and unpaid interest.

The Indenture governing the Senior Notes restricts the ability of the Company and its restricted subsidiaries to:  (i) borrow money; (ii) issue redeemable and preferred stock; (iii) pay distributions or dividends; (iv) make investments; (v) create liens without securing the Senior Notes; (vi) enter into agreements that restrict dividends from subsidiaries; (vii) sell certain assets or merge with or into other companies; (viii) enter into transactions with affiliates; (ix) guarantee indebtedness; and (x) enter into new lines of business.  The Company was in compliance with these covenants at December 31, 2006.

Secured Bank Credit Facility

The Company’s secured bank credit facility provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit.  The borrowing base, which is based on the discounted present value of future net revenues from oil and gas production, is subject to redetermination at any time, but at least semi-annually in May and November, and is made at the discretion of the banks.  If, at any time, the redetermined borrowing base is less than the amount of outstanding indebtedness, the Company will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement.  Substantially all of the Company’s oil and gas properties are pledged to secure advances under the credit facility.  At December 31, 2006, the borrowing base established by the banks was $200 million, with no monthly commitment reductions.  After allowing for outstanding letters of credit totaling $19.8 million, the Company had $40.2 million available under the credit facility at December 31, 2006.  Subsequent to December 31, 2006, a letter of credit for $19 million was cancelled.

The revolving credit facility provides for interest at rates based on the agent bank’s prime rate plus margins ranging from .25% to 1%, or if elected by the Company based on LIBOR plus margins ranging from 1.5% to 2.25%.  The Company also pays a commitment fee on the unused portion of the revolving credit facility.  Interest and fees are payable at least quarterly.  The effective annual interest rate on borrowings under the combined credit facility, excluding bank fees and amortization of debt issue costs, for the year ended December 31, 2006 was 7.4%.

The loan agreement applicable to the revolving credit facility contains financial covenants that are computed quarterly.  The working capital covenant requires the Company to maintain a ratio of current assets to current liabilities of at least 1 to 1.  Another financial covenant under the credit facility requires the Company to maintain a ratio of indebtedness to cash flow of no more than 3 to 1.  The computations of current assets, current liabilities, cash flow and indebtedness are defined in the loan agreement.  The Company was in compliance with all financial and non-financial covenants at December 31, 2006.

Secured Term Loan of Larclay JV

In connection with the Company’s investment in Larclay JV (see Note 11), Larclay JV obtained a $75 million secured term loan facility from a lender to finance the construction and equipping of 12 new drilling rigs.  The Larclay JV term loan is secured by substantially all of the assets of Larclay JV.  Initially, the Company pledged additional collateral in the form of a $19 million letter of credit.  In February 2007, the letter of credit was cancelled and replaced by a $19.5 million guaranty from the Company.  Although the Company is not a maker on the Larclay JV term loan, it has provided additional credit support for the Larclay JV term loan and is required to fully consolidate the accounts of Larclay JV under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities – or Interpretation of ARB No. 51 (as amended)” (“FIN 46R”).  At December 31, 2006, the effective interest rate on the Larclay JV term loan was 8.6%.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.         Other Non-Current Liabilities

Other non-current liabilities at December 31, 2006 and 2005 consist of the following:

	2006	2005
	(In thousands)

Abandonment obligations	$27,846	$19,447
Minority interest, net of tax	1,074	—
Other	901	896
	$29,821	$20,343

Abandonment Obligations

Changes in abandonment obligations for 2006 and 2005 are as follows:

	2006	2005
	(In thousands)

Beginning of year	$19,447	$16,147
Additional abandonment obligations from new wells	1,074	796
Sales of properties	(912)	(617)
Accretion expense	1,653	1,158
Abandonment obligations related to acquisitions	98	—
Revisions of previous estimates	6,486	1,963
End of year	$27,846	$19,447

5.         Income Taxes

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities.  Significant components of net deferred tax assets (liabilities) at December 31, 2006 and 2005 are as follows:

	2006	2005
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$—	$2,497
Fair value of derivatives	8,757	28,906
Credits related to alternative minimum tax	418	395
Statutory depletion carryforwards	4,682	3,861
Other	7,080	5,748
	20,937	41,407
Deferred tax liabilities:
Property and equipment	(56,841)	(78,010)
Net deferred tax liabilities	$(35,904)	$(36,603)

Components of net deferred tax assets (liabilities):
Current assets	$505	$439
Non-current liabilities	(36,409)	(37,042)
	$(35,904)	$(36,603)

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2006, 2005 and 2004, the Company’s effective income tax rates were different than the statutory federal income tax rates for the following reasons:

	2006	2005	2004
	(In thousands)

Income tax expense (benefit) at statutory rate of 35%	$7,123	$(68)	$(7,495)
Tax depletion in excess of basis	(700)	(613)	(447)
Revision of previous tax estimates	(152)	102	(51)
State income taxes, net of federal tax effect	(4,429)	(40)	608
Other	137	168	—
Income tax expense (benefit)	$1,979	$(451)	$(7,385)

Current	$1,764	$75	$260
Deferred	215	(526)	(7,645)
Income tax expense (benefit)	$1,979	$(451)	$(7,385)

In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with a margin tax (the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008.  The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Company’s business sector) to the profit margin, which is generally determined by total revenue less either cost of goods sold or compensation, as applicable.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Company believes that Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”) applies to the Texas Margin Tax.  Accordingly, the Company has computed its consolidated deferred tax liability based on its current interpretation of the Texas Margin Tax, resulting in a reduction of deferred tax expense during 2006 of $4.4 million.

The Company derives a tax deduction when employees and directors exercise options granted under the Company’s stock option plans.  To the extent these tax deductions are used to reduce currently payable taxes in any period, the Company records a tax benefit for the excess of the tax deduction over cumulative book compensation expense as additional paid-in capital and as a financing cash flow in the accompanying consolidated financial statements.

At December 31, 2006, the Company’s cumulative tax loss carryforwards were approximately $2.5 million and consisted of unrecognized excess tax benefits derived from stock options exercised in 2006.

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

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes information concerning the Company’s net positions in open commodity derivatives applicable to periods subsequent to December 31, 2006.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Collars:

	Gas			Oil
	MMBtu (a)	Floor	Ceiling	Bbls	Floor	Ceiling
Production Period:
1st Quarter 2007	454,000	$4.00	$5.18	139,000	$23.00	$25.20
2nd Quarter 2007	459,000	$4.00	$5.18	141,000	$23.00	$25.20
3rd Quarter 2007	459,000	$4.00	$5.18	141,000	$23.00	$25.20
4th Quarter 2007	459,000	$4.00	$5.18	141,000	$23.00	$25.20
2008	1,279,000	$4.00	$5.15	392,000	$23.00	$25.07
	3,110,000			954,000

Swaps:

	Gas		Oil
	MMBtu (a)	Price	Bbls	Price
Production Period:
1st Quarter 2007	3,000,000	$8.26	150,000	$72.75
2nd Quarter 2007	2,600,000	$8.16	—	$—
3rd Quarter 2007	2,400,000	$8.34	75,000	$72.75
4th Quarter 2007	2,400,000	$8.34	225,000	$72.75
2008	6,300,000	$8.19	720,000	$65.60
	16,700,000		1,170,000

(a)     One MMBtu equals one Mcf at a Btu factor of 1,000.

In January 2007, the Company terminated certain fixed-price oil swaps covering 450,000 barrels at a price of $55.35 per barrel, from March 2007 through August 2007, resulting in an aggregate realized gain of approximately $7.8 million, which will be collected from the counterparty monthly during 2007.

In July 2006, the Company also terminated certain fixed-price oil swaps covering 300,000 barrels at a price of $80.45 per barrel, from January 2007 through December 2007, resulting in an aggregate realized loss of approximately $2.4 million, which will be paid to the counterparty monthly during 2007.

Interest Rate Derivatives

The Company is a party to interest rate swaps that were acquired in connection with the acquisition of Southwest Royalties, Inc. in May 2004.  Under these derivatives, the Company pays a fixed rate for the notional principal balances and receives a floating market rate based on LIBOR.  The interest rate swaps are settled quarterly.  The following summarizes information concerning the Company’s net positions in open interest rate swaps applicable to periods subsequent to December 31, 2006.

Interest Rate Swaps:

		Fixed
	Principal	Libor
	Balance	Rates
Period:
January 1, 2007 to November 1, 2007	$50,000,000	5.19%
November 1, 2007 to November 1, 2008	$45,000,000	5.73%

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting For Derivatives

The Company accounts for its derivatives in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended.  The Company did not designate any of its currently open commodity or interest rate derivatives as cash flow hedges; therefore, all changes in the fair value of these contracts prior to maturity, plus any realized gains or losses at maturity, are recorded as other income (expense) in the Company’s statements of operations.  For the year ended December 31, 2006, the Company reported a $37.3 million net gain on derivatives, consisting of a $57.5 million gain related to changes in mark-to-market valuations and a $20.2 million cash charge for settled contracts.  For the year ended December 31, 2005, the net loss on derivatives was $70.1 million, consisting of a $40.4 million non-cash charge related to changes in mark-to-market valuations and a $29.7 million cash charge for settled contracts.

7.         Financial Instruments

Cash and cash equivalents, receivables, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments.  Indebtedness under the secured bank credit facility was estimated to have a fair value approximating the carrying amount since the interest rate is generally market sensitive.  The estimated fair value of the Company’s Senior Notes at December 31, 2006 and 2005 was approximately $207.6 million and $216.8 million, respectively.

The fair values of derivatives as of December 31, 2006 and 2005 are set forth below.

	2006	2005
	(In thousands)
Assets (liabilities):
Commodity derivatives	$(25,289)	$(82,635)
Interest rate derivatives	(200)	(422)
Net liabilities	$(25,489)	$(83,057)

8.         Common Stock

In a series of seven monthly transactions from February 2005 through August 2005, the Company issued a total of 9,268 shares of restricted common stock to Mr. Williams in lieu of net cash compensation aggregating $270,000.

9.         Compensation Plans

Stock-Based Compensation

The Company has reserved 1,798,200 shares of common stock for issuance under the 1993 Stock Compensation Plan (“1993 Plan”).  The Plan provides for the issuance of nonqualified stock options with an exercise price which is not less than the market value of the Company’s common stock on the date of grant.  All options granted through December 31, 2006 expire 10 years from the date of grant and become exercisable based on varying vesting schedules.  The Company issues new shares, not repurchased shares, to option holders that exercise stock options under the plans.

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

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth certain information regarding the Company’s stock option plans as of and for the year ended December 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value (a)
Outstanding at January 1, 2006	1,338,551	$19.53
Granted	4,000	$41.74
Exercised (b)	(333,066)	$11.75
Outstanding at December 31, 2006	1,009,485	$22.27	6.5	$14,174,163
Vested at December 31, 2006	1,009,485	$22.27	6.5	$14,174,163
Exercisable at December 31, 2006	1,009,485	$22.27	6.5	$14,174,163

(a)   Based on closing price at December 31, 2006 of $36.31 per share.

(b)   Cash received for options exercised totaled $3.9 million and tax benefit realized totaled $1.8 million.

The following table summarizes information with respect to options outstanding at December 31, 2006, all of which are currently exercisable.

	Outstanding and Exercisable Options
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Life in
	Shares	Price	Years
Range of exercise prices:
$5.50	33,485	$5.50	2.3
$10.00 - $19.74	462,000	$17.49	5.3
$22.90 - $41.74	514,000	$27.65	7.8
	1,009,485	$22.27	6.5

Prior to the adoption of SFAS 123R, the Company accounted for options which were repriced in 1999 as variable stock options under APB 25 whereby compensation expense was recognized through December 31, 2005 for unexercised options based on changes in the market value of the Company’s common stock.  In accordance with SFAS 123R, the Company ceased accounting for these options as variable stock options upon the adoption date.  The Company adopted SFAS 123R using the modified prospective application method.  Since all of the Company’s outstanding options were fully vested at January 1, 2006, no future compensation expense will be recognized for these options under SFAS 123R unless the options are modified, and the Company did not recognize any cumulative effect of a change in accounting principles upon adoption of SFAS 123R.

The following table presents certain information regarding stock-based compensation amounts for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
	(In thousands, except per share)
Weighted average grant date fair value of options granted per share	$31.91	$22.81	$19.74
Intrinsic value of options exercised	$9,725	$133	$107
Stock-based employee compensation expense	$128	$1,897	$(245)
Tax benefit	$(45)	$(664)	$86
Net stock-based employee compensation expense	$83	$1,233	$(159)

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	2006	2005	2004

Risk-free interest rate	4.4%	3.9%	2.5%
Stock price volatility	66%	67%	69%
Expected life in years	10	10	10
Dividend yield	—	—	—

The SFAS 123 pro forma information for the year ended December 31, 2005 and 2004 is as follows:

	2005	2004
	(In thousands, except per share)
Net income (loss), as reported	$257	$(14,028)
Add: Stock-based employee compensation expense (credit) included in net income (loss), net of tax	1,233	(159)
Deduct: Stock-based employee compensation expense determined under fair value based method (SFAS 123R), net of tax	(2,920)	(3,840)
Net income (loss), pro forma	$(1,430)	$(18,027)
Basic:
Net income (loss) per common share, as reported	$.02	$(1.37)
Net income (loss) per common share, pro forma	$(.13)	$(1.77)
Diluted:
Net income (loss) per common share, as reported	$.02	$(1.37)
Net income (loss) per common share, pro forma	$(.13)	$(1.77)

After-Payout Incentive Plan

The Compensation Committee of the Board of Directors has adopted an incentive plan for officers, key employees and consultants, excluding Mr. Williams, who promote the Company’s drilling and acquisition programs.  Management’s objective in adopting this plan is to further align the interests of the participants with those of the Company by granting the participants an after-payout interest in the production developed, directly or indirectly, by the participants.  The plan generally provides for the creation of a series of partnerships or participation arrangements (“APO Arrangements”) between the Company and the participants to which the Company contributes a portion of its economic interest in wells drilled or acquired within certain areas.  Generally, the Company pays all costs and receives all revenues until payout of its costs, plus interest.  At payout, the participants receive 99% to 100% of all subsequent revenues and pay 99% to 100% of all subsequent expenses attributable to the APO Arrangements.

Between 3% and 7.5% of the Company’s economic interests in specified wells drilled or acquired by the Company subsequent to October 2002 are subject to APO Arrangements (excluding properties acquired in a merger with Southwest Royalties, Inc. in May 2004).  The Company records its allocable share of the assets, liabilities, revenues, expenses and oil and gas reserves of these APO Arrangements in its consolidated financial statements.  To date, two of these APO Arrangements have achieved payout.  Aggregate cash distributions of approximately $735,000 were paid to the participants during the year ended December 31, 2006.  The Company recognized $2.5 million of non-cash compensation expense during the year ended December 31, 2006 for the estimated fair value of the APO Arrangements granted in 2006 and $680,000 in 2005.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.      Transactions with Affiliates

The Company and other entities (the “Williams Entities”) controlled by Mr. Williams are parties to an agreement (the “Service Agreement”) pursuant to which the Company furnishes services to, and receives services from, such entities.  Under the Service Agreement, the Company provides legal, payroll, benefits administration, and financial and accounting services to the Williams Entities, as well as technical services with respect to certain oil and gas properties owned by the Williams Entities.  The Williams Entities provide tax preparation services, tax planning services, and business entertainment to or for the benefit of the Company.  The following table summarizes the charges to and from the Williams Entities for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
	(In thousands)
Amounts received from the Williams Entities:
Service Agreement:
Services	$337	$224	$314
Insurance premiums and benefits	580	667	691
Reimbursed expenses	407	356	388
	$1,324	$1,247	$1,393
Amounts paid to the Williams Entities:
Rent (a)	$619	$582	$493
Service Agreement:
Business entertainment (b)	113	113	113
Other services	150	150	85
Reimbursed expenses	118	122	105
	$1,000	$967	$796

(a)          Rent amounts were paid to a Partnership within the Williams Entities.  The Company owns 31.9% of the Partnership and affiliates of the Company own 23.3%.

(b)         Consists of hunting and fishing rights pertaining to land owned by affiliates of Mr. Williams.

Accounts receivable from affiliates and accounts payable to affiliates include, among other things, amounts for customary charges by the Company as operator of certain wells in which affiliates own an interest.

11.      Investments

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

Larclay JV

In April 2006, the Company formed a joint venture (“Larclay JV”) with Lariat Services, Inc. (“Lariat”) to construct, own and operate 12 new drilling rigs.  The Company and Lariat each own a 50% interest in Larclay JV.  The rigs are being constructed on behalf of Larclay JV by Lariat, as operations manager.  Six of the rigs were fully constructed at December 31, 2006.  Subsequently, construction on three additional rigs has been completed.  The remaining three rigs are expected to be fully constructed by June 2007.  The total construction cost of all rigs, excluding capitalized interest, is expected to be approximately $79 million.  A lender has provided a $75 million

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

secured term loan to Larclay JV to finance most of the cost of constructing and initially equipping the rigs.  Pursuant to the term loan, the Company originally issued a $19 million letter of credit to the lender as additional collateral during the construction period.  In February 2007, the lender released the letter of credit in exchange for a $19.5 million guaranty from the Company.  After completion of the construction period, outstanding advances under the term loan must not exceed 75% of the appraised value of the rigs.  If proceeds available to Larclay JV under the term loan are not sufficient to fully finance the cost of acquiring the rigs, the Company will be required to loan funds to Larclay JV at the same interest rate as the term loan.  The Larclay JV term loan, as amended, bears interest at a floating rate based on a LIBOR average, plus 3.25%, and provides for monthly interest payments through March 2007 and monthly principal and interest payments thereafter sufficient to retire the principal balance by 35% in the first year, 25% in each of the next two years, and 15% in the fourth year.  Two voluntary prepayments of $10 million each may be made in 2008 and 2009 without a prepayment penalty.  The Larclay JV term loan prohibits Larclay JV from making any cash distributions to the Company or Lariat until the balance on the term loan is fully repaid, and repayments by Larclay JV of any loans by the Company or Lariat are subordinated to the loans outstanding under the term loan and are subject to other restrictions.

Also in April 2006, the Company entered into a three-year drilling contract with Larclay JV assuring the availability of each rig for use in the ordinary course of the Company’s exploration and development drilling program throughout the term of the drilling contract.  The provisions of the drilling contract provide that the Company contract for each rig on a well-by-well basis at then current market rates.  If a rig is not needed by the Company at any time during the term of the contract, Larclay JV may contract with other operators for the use of such rig, subject to certain restrictions.  If a rig is idle, the Company will pay Larclay JV an idle rig rate ranging from $8,100 per day to $10,300 per day (plus crew labor expenses, if applicable), depending on the size of the rig.  The Company’s maximum potential obligation to pay idle rig rates over the term of this drilling contract, excluding any crew labor expenses, totals $109 million.

Although the Company and Lariat own equal interests in Larclay JV, the Company meets the definition of the primary beneficiary of Larclay JV’s expected cash flows under FIN 46R.  As the primary beneficiary under FIN 46R, the Company is required to include the accounts of Larclay JV in the Company’s consolidated financial statements.  As of December 31, 2006, Lariat’s equity ownership in the net assets of Larclay JV was $1.1 million, which is recorded as minority interest and included in other non-current liabilities in the accompanying consolidated financial statements.  The Company’s intercompany accounts with Larclay JV have been eliminated in consolidation.

12.      Commitments and Contingencies

Leases

The Company leases office space from affiliates and nonaffiliates under noncancelable operating leases.  Rental expense pursuant to the office leases amounted to $791,000, $779,000 and $678,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum payments under noncancelable leases at December 31, 2006, are as follows:

	Leases
	Capital (a)	Operating	Total
	(In thousands)
2007	$531	$881	$1,412
2008	351	720	1,071
2009	132	700	832
Thereafter	—	1,464	1,464
Total minimum lease payments	$1,014	$3,765	$4,779

(a)   Relates to vehicle leases.

Purchase Commitments

The Company is presently obligated under firm orders for two drilling rigs and related equipment in an aggregate amount of $24.5 million, for which cash deposits totaling $8.1 million have been paid to the equipment suppliers as of December 31, 2006.  The total cost of the rigs, when completed and fully equipped, is estimated to be

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately $27 million.  The rigs are scheduled for delivery in mid-2007 and are expected to be utilized to drill the Company’s deep Bossier prospects in East Texas and North Louisiana.

In addition to the Larclay JV drilling contract discussed in Note 11, the Company has also entered into three drilling contracts with third party drilling contractors and is obligated to make payments under these contracts totaling $19.7 million in 2007.

Legal Proceedings

The Company is a defendant in several lawsuits that have arisen in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect any of these to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

13.      Impairment of Property and Equipment

The Company has recorded provisions for impairment of proved properties under SFAS 144 of $21.8 million in 2006 and $18.3 million in 2005.  The 2006 and 2005 provisions related to production performance for properties in West Texas.  No impairment was deemed necessary in 2004.

The Company has also recorded provisions for impairment of unproved properties aggregating $12.9 million, $5.3 million and $20.4 million in 2006, 2005 and 2004, respectively, and charged these impairments to exploration costs in the accompanying statements of operations.  The impairments of unproved properties recorded were based on drilling results and management’s plans for future drilling activities.

14.      Sales of Assets

Gain on sale of property and equipment for 2006 was $1.8 million due primarily to the sale of other property and equipment.  Gain on sale of property and equipment for 2005 was $18.9 million.  In August 2005, the Company sold its interests in two leases in the Breton Sound area in the Gulf of Mexico (offshore Louisiana) for $21.3 million, subject to post-closing adjustments and realized a gain of $16.8 million on this sale.  Gain on sale of property and equipment for 2004 was $4.1 million, including the sale of the Jo-Mill Unit in Borden County, Texas.  Loss on sale of property and equipment for 2004 was $14.3 million including the sale of the Romere Pass Unit in Plaquemines Parish, Louisiana.  Under EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”, the Company has determined that these sales do not qualify for discontinued operations reporting.  The Company applied the guidance of EITF 03-13 beginning in the fourth quarter of 2004.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.      Quarterly Financial Data (Unaudited)

The following table summarizes results for each of the four quarters in the years ended December 31, 2006 and 2005.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share)
Year ended December 31, 2006:
Total revenues	$63,394	$70,341	$66,389	$65,874	$265,998
Operating income (loss)	$10,487	$25,366	$(11,476)	$(19,131)	$5,246
Net income (loss) (a)	$3,376	$17,966	$5,349	$(8,892)	$17,799

Net income (loss) per common share (b):
Basic	$.31	$1.66	$.49	$(.81)	$1.64
Diluted	$.30	$1.59	$.48	$(.81)	$1.58

Weighted average common shares outstanding:
Basic	10,841	10,850	10,810	11,000	10,885
Diluted	11,351	11,286	10,810	11,000	11,244

Year ended December 31, 2005:
Total revenues	$65,689	$66,318	$85,143	$66,449	$283,599
Operating income	$23,522	$26,283	$29,284	$1,252	$80,341
Net income (loss) (a)	$(8,992)	$9,950	$(2,040)	$1,339	$257

Net income (loss) per common share (b):
Basic	$(.83)	$.92	$(.19)	$.12	$.02
Diluted	$(.83)	$.90	$(.19)	$.12	$.02

Weighted average common shares outstanding:
Basic	10,792	10,800	10,810	10,814	10,804
Diluted	10,792	11,089	10,810	11,254	11,241

(a)                      The Company recorded a $12.9 million charge for impairment of proved properties in the third quarter of 2006 and a $8.9 million charge in the fourth quarter of 2006.  The Company also recorded a $18.3 million charge for impairment of proved properties in the fourth quarter of 2005.

(b)                     The sum of the individual quarterly net income (loss) per share amounts may not agree to the total for the year since each period’s computation is based on the weighted average number of common shares outstanding during each period.

16.      Costs of Oil and Gas Properties

The following table sets forth certain information with respect to costs incurred in connection with the Company’s oil and gas producing activities during the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
	(In thousands)
Property acquisitions:
Proved	$6,432	$5,567	$237,042
Unproved	54,437	50,238	33,826
Developmental costs	35,698	42,292	27,469
Exploratory costs	157,509	86,304	73,655
Total	$254,076	$184,401	$371,992

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the capitalized costs for oil and gas properties as of December 31, 2006 and 2005.

	2006	2005
	(In thousands)
Proved properties	$1,097,341	$957,962
Unproved properties	129,420	79,900
Total capitalized costs	1,226,761	1,037,862
Accumulated depreciation, depletion and amortization	(654,316)	(570,386)
Net capitalized costs	$572,445	$467,476

In April 2005, the Financial Accounting Standards Board issued Staff Position No. 19-1 (“FSP 19-1”).  FSP 19-1 amends the present guidance in Statement of Financial Accounting Standards No. 19, paragraphs 31 and 34, regarding when exploratory drilling costs pending determination of proved reserves can be carried as an asset of an oil and gas company that uses the successful efforts method of accounting.  The Company was required to adopt FSP 19-1, including its disclosures, effective July 1, 2005.  The adoption of FSP 19-1 did not have a significant impact on the Company’s results of operations.  At December 31, 2006 and December 31, 2005, the Company had capitalized $27 million and $10.3 million, respectively, of exploratory drilling costs applicable to wells that were pending determination of proved reserves.  Of the $10.3 million costs at December 31, 2005, $1.2 million was expensed as a dry hole during the year ended December 31, 2006 and the remaining $9.1 million was subsequently deemed productive.

During the year ended December 31, 2006, the Company recorded a provision for impairment of proved properties of $21.8 million compared to $18.3 million in 2005 under Statement of Financial Accounting Standards No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 44”) due to a combination of production performance and lower commodity prices.  The provision for both periods was attributable to two areas in West Texas and one area in South Louisiana.  No provision was recorded in 2004.

17.      Segment Information

In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company has one reportable operating segment, which is oil and gas exploration and production.  Beginning in 2006, the Company formed the Larclay JV, a contract drilling joint venture that the Company consolidates in its financial statements (see Note 11).  The contract drilling segment does not meet the quantitative thresholds under SFAS 131 to be considered a reportable operating segment and, accordingly, is included in “Other”.  Prior to 2006, the Company had no operating segments other than oil and gas exploration and production.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents selected financial information regarding the Company’s operating segments for 2006.

			Intercompany	Consolidated
For the Year Ended December 31, 2006	Oil and Gas	Other	Eliminations	Total
	(In thousands)
Revenues	$259,061	$11,180	$(4,243)	$265,998
Depreciation, depletion and amortization (a)	86,887	1,646	(522)	88,011
Other operating expenses (b)	168,359	7,100	(2,718)	172,741
Interest expense	20,227	668	—	20,895
Other (income) expense	(36,001)	—	—	(36,001)
Income before income taxes	19,589	1,766	(1,003)	20,352
Income tax expense	(1,361)	(618)	—	(1,979)
Minority interest, net of tax	—	(574)	—	(574)
Net income	$18,228	$574	$(1,003)	$17,799
Total assets	$720,660	$76,946	$(2,173)	$795,433
Additions to property and equipment	$261,508	$66,418	$(1,003)	$326,923

(a)          Includes impairment of property and equipment.

(b)         Includes the following expenses:  production, exploration, natural gas services, accretion of abandonment obligations, general and administrative and loss on sales of property and equipment.

18.      Guarantor Financial Information

In July 2005, Clayton Williams Energy, Inc. (“Issuer”) issued $225 million of Senior Notes (see Note 3).  Other than West Coast Energy Properties GP, LLC (“WCEP LLC”), the general partner of WCEP (see Note 11), all of the Issuer’s wholly-owned and active subsidiaries (“Guarantor Subsidiaries”) have jointly and severally, irrevocably and unconditionally guaranteed the performance and payment when due of all obligations under the Senior Notes.  Larclay JV, a 50%-owned drilling rig joint venture formed in April 2006, and WCEP, LLC have not guaranteed the Senior Notes and are referred to in this Note 18 as Non-Guarantor Entities.

The financial information on the following pages sets forth the Company’s condensed consolidating financial statements as of and for the periods indicated.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet

December 31, 2006

(Dollars in thousands)

			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated

Current assets	$160,772	$96,386	$11,781	$(142,941)	$125,998
Property and equipment, net	293,775	279,913	71,121	—	644,809
Investments in subsidiaries	72,171	—	—	(72,171)	—
Other assets	23,638	358	630	—	24,626
Total assets	$550,356	$376,657	$83,532	$(215,112)	$795,433

Current liabilities	$89,704	$176,876	$25,427	$(142,941)	$149,066
Non-current liabilities:
Long-term debt	365,000	—	48,876	—	413,876
Fair value of derivatives	313	20,968	—	—	21,281
Other	10,257	55,870	103	—	66,230
	375,570	76,838	48,979	—	501,387

Stockholders’ equity	85,082	122,943	9,126	(72,171)	144,980
Total liabilities and stockholders’ equity	$550,356	$376,657	$83,532	$(215,112)	$795,433

Condensed Consolidating Balance Sheet

December 31, 2005

(Dollars in thousands)

			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated

Current assets	$188,007	$96,327	$—	$(195,892)	$88,442
Property and equipment, net	195,987	278,080	—	—	474,067
Investments in subsidiaries	65,005	—	—	(65,005)	—
Other assets	24,491	335	—	—	24,826
Total assets	$473,490	$374,742	$—	$(260,897)	$587,335

Current liabilities	$126,299	$193,864	$—	$(195,909)	$124,254
Non-current liabilities:
Long-term debt	235,700	—	—	—	235,700
Fair value of derivatives	610	49,095	—	—	49,705
Other	8,280	49,105	—	—	57,385
	244,590	98,200	—	—	342,790

Stockholders’ equity	102,601	82,678	—	(64,988)	120,291
Total liabilities and stockholders’ equity	$473,490	$374,742	$—	$(260,897)	$587,335

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations

Year Ended December 31, 2006

(Dollars in thousands)

			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated

Total revenue	$154,159	$106,550	$11,397	$(6,108)	$265,998
Costs and expenses	176,951	79,456	9,450	(5,105)	260,752
Operating income (loss)	(22,792)	27,094	1,947	(1,003)	5,246
Other income (expense)	4,453	11,281	(628)	—	15,106
Income tax expense	(1,979)	—	—	—	(1,979)
Minority interest, net of tax	(574)	—	—	—	(574)
Net income (loss)	$(20,892)	$38,375	$1,319	$(1,003)	$17,799

Condensed Consolidating Statement of Operations

Year Ended December 31, 2005

(Dollars in thousands)

			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated

Total revenue	$160,523	$105,927	$—	$(1,771)	$264,679
Costs and expenses	136,275	67,192	—	(1,771)	201,696
Operating income (loss)	24,248	38,735	—	—	62,983
Other income (expense)	(719)	(62,458)	—	—	(63,177)
Income tax expense	451	—	—	—	451
Net income (loss)	$23,980	$(23,723)	$—	$—	$257

Condensed Consolidating Statement of Operations

Year Ended December 31, 2004

(Dollars in thousands)

			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated

Total revenue	$146,472	$62,651	$—	$(2,793)	$206,330
Costs and expenses	155,220	43,452	—	(2,781)	195,891
Operating income (loss)	(8,748)	19,199	—	(12)	10,439
Other income (expense)	(5,769)	(26,083)	—	—	(31,852)
Income tax expense	7,385	—	—	—	7,385
Net income (loss)	$(7,132)	$(6,884)	$—	$(12)	$(14,028)

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2006

(Dollars in thousands)

			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated

Operating activities	$50,130	$65,343	$30,229	$288	$145,990
Investing activities	(215,405)	(22,007)	(72,753)	212	(309,953)
Financing activities	167,089	(43,671)	48,950	(500)	171,868
Net increase (decrease) in cash and cash equivalents	1,814	(335)	6,426	—	7,905
Cash at the beginning of the period	4,302	1,633	—	—	5,935
Cash at end of the period	$6,116	$1,298	$6,426	$—	$13,840

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2005

(Dollars in thousands)

			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated

Operating activities	$141,878	$21,597	$—	$—	$163,475
Investing activities	(154,102)	(42,563)	—	—	(196,665)
Financing activities	13,794	8,972	—	—	22,766
Net increase (decrease) in cash and cash equivalents	1,570	(11,994)	—	—	(10,424)
Cash at the beginning of the period	2,732	13,627	—	—	16,359
Cash at end of the period	$4,302	$1,633	$—	$—	$5,935

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2004

(Dollars in thousands)

			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated

Operating activities	$4,317	$122,663	$—	$—	$126,980
Investing activities	(29,700)	(227,206)	—	—	(256,906)
Financing activities	13,418	117,413	—	—	130,831
Net increase (decrease) in cash and cash equivalents	(11,965)	12,870	—	—	905
Cash at the beginning of the period	14,697	757	—	—	15,454
Cash at end of the period	$2,732	$13,627	$—	$—	$16,359

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.      Oil and Gas Reserve Information (Unaudited)

The estimates of proved oil and gas reserves utilized in the preparation of the consolidated financial statements were prepared by independent petroleum engineers.  Such estimates are in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve reports be prepared under economic and operating conditions existing at the registrant’s year end with no provision for price and cost escalations except by contractual arrangements.  Future cash inflows were computed by applying year-end prices to the year-end quantities of proved reserves.  Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing, producing, and abandoning proved oil and gas reserves at the end of the year, based on year-end costs.  Future income taxes were computed by applying statutory tax rates to the estimated net pre-tax cash flows after consideration of tax basis and tax credits and carryforwards.  All of the Company’s reserves are located in the United States.  For information about the Company’s results of operations from oil and gas activities for 2006, see Note 17, and for 2005 and 2004, see the accompanying consolidated statements of operations.

The Company emphasizes that reserve estimates are inherently imprecise.  Accordingly, the estimates are expected to change as more current information becomes available.  In addition, a portion of the Company’s proved reserves are classified as proved developed nonproducing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

The following table sets forth proved oil and gas reserves together with the changes therein (oil in MBbls, gas in MMcf, oil converted to MMcfe at six MMcf per MBbl) for the years ended December 31, 2006, 2005 and 2004.

	2006			2005			2004
	Oil	Gas	MMcfe	Oil	Gas	MMcfe	Oil	Gas	MMcfe
Proved reserves:
Beginning of period	27,835	126,758	293,768	26,793	138,278	299,036	10,335	62,916	124,926
Revisions	(2,383)	(14,402)	(28,700)	2,193	(5,333)	7,825	1,603	6,962	16,580
Extensions and discoveries	1,367	21,204	29,406	868	12,476	17,684	3,966	23,034	46,828
Sales of minerals-in-place	—	—	—	(101)	(2,922)	(3,528)	(3,359)	(7,967)	(28,121)
Purchases of minerals-in-place	932	805	6,397	586	667	4,183	16,591	71,271	170,819
Production	(2,370)	(15,198)	(29,418)	(2,504)	(16,408)	(31,432)	(2,343)	(17,938)	(31,996)
End of period	25,381	119,167	271,453	27,835	126,758	293,768	26,793	138,278	299,036
Proved developed reserves:
Beginning of period	21,503	91,366	220,384	19,799	95,224	214,018	9,349	62,514	118,806
End of period	18,872	90,217	203,450	21,503	91,366	220,384	19,799	95,224	214,018

Net downward revisions of 28.7 Bcfe in 2006 consisted of approximately 22 Bcfe of downward revisions attributable to the effects of lower natural gas prices on the estimated quantities of proved reserves and approximately 6.7 Bcfe attributable to lower well performance, primarily from properties in the Permian Basin.

The standardized measure of discounted future net cash flows relating to proved reserves as of December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004
	(In thousands)
Future cash inflows	$1,991,628	$2,910,325	$1,867,242
Future costs:
Production	(685,021)	(811,529)	(569,999)
Development	(160,264)	(161,921)	(119,807)
Income taxes	(293,870)	(612,771)	(336,030)
Future net cash flows	852,473	1,324,104	841,406
10% discount factor	(337,673)	(570,392)	(341,208)
Standardized measure of discounted net cash flows	$514,800	$753,712	$500,198

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
	(In thousands)
Standardized measure, beginning of period	$753,712	$500,198	$252,980
Net changes in sales prices, net of production costs	(356,919)	458,744	43,178
Revisions of quantity estimates	(76,332)	35,741	37,629
Accretion of discount	111,789	58,095	51,870
Changes in future development costs, including development costs incurred that reduced future development costs	11,665	(21,368)	(2,489)
Changes in timing and other	(37,086)	(20,024)	(16,297)
Net change in income taxes	174,488	(154,401)	(119,605)
Future abandonment cost, net of salvage	(7,880)	(4,657)	(3,395)
Extensions and discoveries	113,110	100,302	149,680
Sales, net of production costs	(181,280)	(195,195)	(151,963)
Sales of minerals-in-place	—	(13,781)	(56,142)
Purchases of minerals-in-place	9,533	10,058	314,752
Standardized measure, end of period.	$514,800	$753,712	$500,198

The estimated present value of future cash flows relating to proved reserves is extremely sensitive to prices used at any measurement period.  The average prices used for each commodity for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Average Price
	Oil (a)	Gas
As of December 31:
2006	$57.18	$5.24
2005	$57.85	$10.65
2004	$41.48	$5.59

(a)   Includes natural gas liquids

CLAYTON WILLIAMS ENERGY, INC.

Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions(a)	Deductions(b)	Balance at End of Period
	(In thousands)
Year Ended December 31, 2006:
Allowance for doubtful accounts - Joint interest and other	$1,087	$—	$(43)	$1,044

Year Ended December 31, 2005:
Allowance for doubtful accounts - Joint interest and other	$1,013	$89	$(15)	$1,087

Year Ended December 31, 2004:
Allowance for doubtful accounts - Joint interest and other	$1,338	$50	$(375)	$1,013

(a)            Additions relate to provisions for doubtful accounts.

(b)           Deductions relate to the write-off or recovery of the provisions for doubtful accounts.

S-1