Form 10-Q
period 2007-03-31
CLAYTON WILLIAMS ENERGY INC /DE
filed 2007-05-09
CIK 880115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

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

There were 11,352,051 shares of Common Stock, $.10 par value, of the registrant outstanding as of May 7, 2007.

CLAYTON WILLIAMS ENERGY, INC

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS
	March 31,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$10,671	$13,840
Accounts receivable:
Oil and gas sales	26,327	23,398
Joint interest and other, net	17,103	17,810
Affiliates	500	2,436
Inventory	27,053	40,392
Deferred income taxes	505	505
Fair value of derivatives	13,088	23,729
Prepaids and other	3,857	3,888
	99,104	125,998

PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	1,275,920	1,226,761
Natural gas gathering and processing systems	18,099	18,068
Contract drilling equipment	82,487	66,418
Other	16,032	15,848
	1,392,538	1,327,095
Less accumulated depreciation, depletion and amortization	(698,263)	(682,286)
Property and equipment, net	694,275	644,809

OTHER ASSETS
Debt issue costs, net	7,791	8,104
Fair value of derivatives	120	1,785
Other	17,780	14,737
	25,691	24,626
	$819,070	$795,433

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY
	March 31,	December 31,
	2007	2006
	(Unaudited)
CURRENT LIABILITIES
Accounts payable:
Trade	$73,218	$75,815
Oil and gas sales	13,231	14,222
Affiliates	2,924	1,407
Current maturities of long-term debt	19,688	17,397
Fair value of derivatives	38,806	29,722
Accrued liabilities and other	6,850	10,503
	154,717	149,066

NON-CURRENT LIABILITIES
Long-term debt	445,312	413,876
Deferred income taxes	28,744	36,409
Fair value of derivatives	18,713	21,281
Other	32,842	29,821
	525,611	501,387

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, par value $.10 per share, authorized - 3,000,000shares; none issued	-	-
Common stock, par value $.10 per share, authorized - 30,000,000 shares; issued
and outstanding - 11,352,051 shares in 2007 and 11,152,051 shares in 2006	1,135	1,115
Additional paid-in capital	120,017	113,965
Retained earnings	17,590	29,900
	138,742	144,980
	$819,070	$795,433

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share)

	Three Months Ended
	March 31,
	2007	2006
REVENUES
Oil and gas sales	$61,180	$60,181
Natural gas services	2,654	3,196
Drilling rig services	8,417	-
Gain on sales of property and equipment	128	17
Total revenues	72,379	63,394

COSTS AND EXPENSES
Production	17,278	14,965
Exploration:
Abandonments and impairments	11,105	12,843
Seismic and other	890	3,101
Natural gas services	2,413	2,829
Drilling rig services	4,933	-
Depreciation, depletion and amortization	15,231	14,710
Impairment of property and equipment	565	-
Accretion of abandonment obligations	618	379
General and administrative	3,903	4,067
Loss on sales of property and equipment	-	13
Total costs and expenses	56,936	52,907

Operating income	15,443	10,487

OTHER INCOME (EXPENSE)
Interest expense	(7,629)	(4,339)
Loss on derivatives	(16,849)	(1,572)
Other	(8,488)	618
Total other income (expense)	(32,966)	(5,293)

Income (loss) before income taxes and minority interest	(17,523)	5,194
Income tax (expense) benefit	6,080	(1,818)
Minority interest, net of tax	(867)	-

NET INCOME (LOSS)	$(12,310)	$3,376

Net income (loss) per common share:
Basic	$(1.09)	$0.31
Diluted	$(1.09)	$0.30

Weighted average common shares outstanding:
Basic	11,290	10,841
Diluted	11,290	11,351

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock
	No. of	Par	Paid-In	Retained
	Shares	Value	Capital	Earnings
BALANCE,
December 31, 2006	11,152	$1,115	$113,965	$29,900

Net loss and total comprehensive loss	-	-	-	(12,310)

Issuance of stock through compensation plans	200	20	6,052	-

BALANCE,
March 31, 2007	11,352	$1,135	$120,017	$17,590

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(12,310)	$3,376
Adjustments to reconcile net income (loss) to cash
provided by operating activities:
Depreciation, depletion and amortization	15,231	14,710
Impairment of property and equipment	565	-
Exploration costs	11,105	12,843
Gain on sales of property and equipment, net	(128)	(4)
Deferred income taxes	(6,080)	1,818
Non-cash employee compensation	610	605
Unrealized (gain) loss on derivatives	18,822	(6,505)
Settlements on derivatives with financing elements	5,593	7,921
Amortization of debt issue costs	309	371
Accretion of abandonment obligations	618	379
Minority interest, net of tax	867	-

Changes in operating working capital:
Accounts receivable	(286)	4,046
Accounts payable	(3,703)	867
Other	5,016	(2,891)
Net cash provided by operating activities	36,229	37,536

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(55,749)	(75,616)
Additions to equipment of Larclay JV.	(19,316)	-
Proceeds from sales of property and equipment	645	29
Change in equipment inventory	3,896	(937)
Other	(2,970)	(6,534)
Net cash used in investing activities	(73,494)	(83,058)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	25,000	56,000
Proceeds from long-term debt of Larclay JV	8,727	-
Repayments of long-term debt	-	(7)
Proceeds from sale of common stock	5,962	175
Settlements on derivatives with financing elements	(5,593)	(7,921)
Net cash provided by financing activities	34,096	48,247

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(3,169)	2,725

CASH AND CASH EQUIVALENTS
Beginning of period	13,840	5,935
End of period	$10,671	$8,660

SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$11,739	$8,212

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

1.    Nature of Operations

Clayton Williams Energy, Inc. (a Delaware corporation) and its subsidiaries (collectively, the “Company” or “CWEI”) is an independent oil and gas company engaged in the exploration for and development and production of oil and natural gas primarily in its core areas in Texas, Louisiana and New Mexico. Approximately 20% of the Company’s outstanding common stock is beneficially owned by Clayton W. Williams, Jr. (“Mr. Williams”), Chairman of the Board and Chief Executive Officer of the Company, and approximately 27% is owned by a partnership in which Mr. Williams’ adult children are limited partners.

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

The consolidated financial statements include the accounts of Clayton Williams Energy, Inc., its wholly-owned subsidiaries and the accounts of the Larclay JV (see Note 11). The Company also accounts for its undivided interests in oil and gas limited partnerships using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are consolidated with other operations. All significant intercompany transactions and balances associated with the consolidated operations have been eliminated.

In the opinion of management, the Company's unaudited consolidated financial statements as of March 31, 2007 and for the interim periods ended March 31, 2007 and 2006 include all adjustments which are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2006.

3.    Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which became effective on January 1, 2007. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. The adoption of SAB 108 had no effect on the Company’s consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. The Company plans to adopt SFAS 157 beginning in the first quarter of 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS 157 will have on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The effect of adopting SFAS 159 has not been determined, but it is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) to clarify the manner in which enterprises account for uncertainties in their provisions for income taxes. Generally, the standard presented by FIN 48 is a “more likely than not” standard and is intended to enhance the relevancy and comparability of financial reporting by companies. FIN 48 is effective for fiscal years beginning after December 31, 2006. The Company adopted FIN 48 effective January 1, 2007 (see Note 10).

4.    Long-Term Debt

   Long-term debt consists of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
7¾% Senior Notes due 2013	$225,000	$225,000
Secured bank credit facility, due May 2009	165,000	140,000
Secured term loan of Larclay JV	75,000	66,273
	465,000	431,273
Less current maturities(a)	(19,688)	(17,397)

	$445,312	$413,876

(a) Consists of current portion of term loan of Larclay JV.

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

The Indenture governing the Senior Notes restricts the ability of the Company and its restricted subsidiaries to: (i) borrow money; (ii) issue redeemable and preferred stock; (iii) pay distributions or dividends; (iv) make investments; (v) create liens without securing the Senior Notes; (vi) enter into agreements that restrict dividends from subsidiaries; (vii) sell certain assets or merge with or into other companies; (viii) enter into transactions with affiliates; (ix) guarantee indebtedness; and (x) enter into new lines of business. The Company was in compliance with these covenants at March 31, 2007.

Secured Bank Credit Facility
The Company’s secured bank credit facility provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit.  The borrowing base, which is based on the discounted present value of future net revenues from oil and gas production, is subject to redetermination at any time, but at least semi-annually in May and November, and is made at the discretion of the banks.  If, at any time, the redetermined borrowing base is less than the amount of outstanding indebtedness, the Company will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement.  Substantially all of the Company’s oil and gas properties are pledged to secure advances under the credit facility. At March 31, 2007, the borrowing base established by the banks was $200 million, with no monthly commitment reductions.  After allowing for outstanding letters of credit totaling $5.8 million, the Company had $29.2 million available under the credit facility at March 31, 2007.

The revolving credit facility provides for interest at rates based on the agent bank’s prime rate plus margins ranging from .25% to 1%, or if elected by the Company based on LIBOR plus margins ranging from 1.5% to 2.25%. The Company also pays a commitment fee on the unused portion of the revolving credit facility. Interest and fees are payable at least quarterly. The effective annual interest rate on borrowings under the combined credit facility, excluding bank fees and amortization of debt issue costs, for the three months ended March 31, 2007 was 7.6%.

The loan agreement applicable to the revolving credit facility contains financial covenants that are computed quarterly. The working capital covenant requires the Company to maintain a ratio of current assets to current liabilities of at least 1 to 1. Another financial covenant under the credit facility requires the Company to maintain a ratio of indebtedness to cash flow of no more than 3 to 1. The computations of current assets, current liabilities, cash flow and indebtedness are defined in the loan agreement. The Company was in compliance with all financial and non-financial covenants at March 31, 2007.

Secured Term Loan of Larclay JV
In connection with the Company’s investment in Larclay JV (see Note 11), Larclay JV obtained a $75 million secured term loan facility from a lender to finance the construction and equipping of 12 new drilling rigs. The Larclay JV term loan is secured by substantially all of the assets of Larclay JV. Initially, the Company pledged additional collateral in the form of a $19 million letter of credit. In February 2007, the letter of credit was cancelled and replaced by a $19.5 million guaranty from the Company. In March 2007, the Company issued a $5 million letter of credit which expires in June 2007 as additional collateral under the term loan to cover any temporary shortfall in collateral value caused by delays in completing construction of the final drilling rigs being financed by the lender. Concurrently, the guaranty was amended to limit the Company’s combined credit exposure under the guaranty and the letter of the credit to $19.5 million. Although the Company is not a maker on the Larclay JV term loan, it is providing additional credit support for the Larclay JV term loan and is required to fully consolidate the accounts of Larclay JV under FASB Interpretation No. 46R Consolidation of Variable Interest Entities - or Interpretation of ARB No. 51 (as amended) (“FIN 46R”).

The Larclay JV term loan, as amended, bears interest at a floating rate based on a LIBOR average, plus 3.25%, and provides for monthly interest payments through June 2007 and monthly principal and interest payments thereafter sufficient to retire the principal balance by 35% in the first year, 25% in each of the next two years, and 15% in the fourth year. Two voluntary prepayments of $10 million each may be made in 2008 and 2009 without a prepayment penalty. The Larclay JV term loan prohibits Larclay JV from making any cash distributions to the Company or Lariat until the balance on the term loan is fully repaid, and repayments by Larclay JV of any loans by the Company or Lariat are subordinated to the loans outstanding under the term loan and are subject to other restrictions. At March 31, 2007, the effective interest rate on the Larclay JV term loan was 8.7%.

5.    Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Abandonment obligations	$28,428	$27,846
Minority interest, net of tax	1,941	1,074
Other taxes payable	1,585	-
Other	888	901
	$32,842	$29,821

Changes in abandonment obligations for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Beginning of period	$27,846	$19,447
Additional abandonment obligations from new wells	145	328
Sales or abandonments of properties	(181)	(82)
Revisions of previous estimates	-	(17)
Accretion expense	618	379
End of period	$28,428	$20,055

6.    Compensation Plans

    Stock-Based Compensation
The Company has reserved 1,798,200 shares of common stock for issuance under the 1993 Stock Compensation Plan (“1993 Plan”). The Plan provides for the issuance of nonqualified stock options with an exercise price which is not less than the market value of the Company’s common stock on the date of grant. All options granted through March 31, 2007 expire 10 years from the date of grant and become exercisable based on varying vesting schedules. The Company issues new shares, not repurchased shares, to option holders that exercise stock options under the plans.

The Company has reserved 86,300 shares of common stock for issuance under the Outside Directors Stock Option Plan (“Directors Plan”). Since the inception of the Directors Plan, the Company has issued options covering

48,000 shares of common stock at option prices ranging from $3.25 to $41.74 per share. All outstanding options expire 10 years from the grant date and are fully exercisable upon issuance.

The following table sets forth certain information regarding the Company’s stock option plans as of and for the three months ended March 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value (a)
Outstanding at January 1, 2007	1,009,485	$22.27
Granted	4,000	$36.31
Exercised (b)	(200,000)	$29.85
Outstanding at March 31, 2007	813,485	$20.47	5.8	$6,423,092

Vested at March 31, 2007	813,485	$20.47	5.8	$6,423,092
Exercisable at March 31, 2007	813,485	$20.47	5.8	$6,423,092

(a) Based on closing price at March 31, 2007 of $28.37 per share.
(b) Cash received for options exercised totaled $6 million.

The following table summarizes information with respect to options outstanding at March 31, 2007, all of which are currently exercisable.

	Outstanding and Exercisable Options
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Life in
	Shares	Price	Years
Range of exercise prices:
$5.50	33,485	$5.50	2.1
$10.00 - $19.74	462,000	$17.49	5.1
$22.90 - $41.74	318,000	$26.38	7.3
	813,485	$20.47	5.8

The following table presents certain information regarding stock-based compensation amounts for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except per share)
Weighted average grant date fair value of options granted per share	$27.56	$31.91
Intrinsic value of options exercised	$228	$1,374
Stock-based employee compensation expense	$110	$128
Tax benefit	$(39)	$(45)
Net stock-based employee compensation expense	$71	$83

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

Between 3% and 7.5% of the Company’s economic interests in specified wells drilled or acquired by the Company subsequent to October 2002 are subject to APO Arrangements (excluding properties acquired in a merger with Southwest Royalties, Inc. in May 2004). The Company records its allocable share of the assets, liabilities, revenues, expenses and oil and gas reserves of these APO Arrangements in its consolidated financial statements. The Company recognized $500,000 of non-cash compensation expense during each of the three-month periods ended March 31, 2007 and 2006 for the estimated fair value of the APO Arrangements granted during those periods.

SWR Reward Plan
In January 2007, the Company granted awards under the Southwest Royalties Reward Plan (the “SWR Reward Plan”), a one-time incentive plan designed to reward eligible employees and other service providers for continued quality service to the Company, and to encourage retention of those employees and service providers by providing them the opportunity to receive bonus payments that are based on certain profits derived from a portion of the Company’s working interest in the RS Windham C3 well in Upton County, Texas. Eligible participants in the SWR Reward Plan include those officers, key employees and consultants, excluding Mr. Williams, who made significant contributions to the acquisition and development of Southwest Royalties, Inc.

The SWR Reward Plan provides for quarterly cash bonuses to the participants, as a group, equal to the after-payout cash flow from a 22.5% working interest in the RS Windham C3 well. Two-thirds of the quarterly bonus amount is payable to the participants until the full vesting date of October 25, 2011. After the full vesting date, the deferred portion of the quarterly bonus amount, with interest at 4.83% per year, as well as 100% of all subsequent quarterly bonus amounts, are payable to participants. The quarterly bonus amounts are allocated among the participants based on each participant’s bonus percentage.

To continue as a participant in the SWR Reward Plan, participants must remain in the employment or service of the Company through the full vesting date. Participants who remain in the employment or service of the Company through the full vesting date will continue as participants for the duration of the SWR Reward plan, subject to certain restrictions. The full vesting date may occur sooner than October 25, 2011 in the event of a change of control or sale transaction, as defined in the SWR Reward Plan.

The Company recognizes compensation expense related to the SWR Reward Plan over the vesting period. For the quarter ended March 31, 2007, the Company recorded compensation expense of $97,000 for the SWR Reward Plan.

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

The following summarizes information concerning the Company’s net positions in open commodity derivatives applicable to periods subsequent to March 31, 2007. The settlement prices of commodity derivatives are based on NYMEX futures prices.

Collars:
	Gas			Oil
	MMBtu (a)	Floor	Ceiling	Bbls	Floor	Ceiling
Production Period:
2nd Quarter 2007	459,000	$4.00	$5.18	141,000	$23.00	$25.20
3rd Quarter 2007	459,000	$4.00	$5.18	141,000	$23.00	$25.20
4th Quarter 2007	459,000	$4.00	$5.18	141,000	$23.00	$25.20
2008	1,279,000	$4.00	$5.15	392,000	$23.00	$25.07

	2,656,000			815,000

Swaps:

	Gas		Oil
	MMBtu (a)	Price	Bbls	Price
Production Period:
2nd Quarter 2007	2,600,000	$8.16	-	$-
3rd Quarter 2007	2,400,000	$8.34	75,000	$72.75
4th Quarter 2007	2,400,000	$8.34	225,000	$72.75
2008	6,300,000	$8.19	720,000	$65.60

	13,700,000		1,020,000

(a) One MMBtu equals one Mcf at a Btu factor of 1,000.

               In January 2007, the Company terminated certain fixed-price oil swaps covering 375,000 barrels at a price of $55.35 per barrel from April 2007 through August 2007, resulting in an aggregate realized gain of approximately $6.5 million, which will be collected from the counterparty monthly during 2007.

In July 2006, the Company also terminated certain fixed-price oil swaps covering 225,000 barrels at a price of $80.45 per barrel from April 2007 through December 2007, resulting in an aggregate loss of approximately $1.8 million, which will be paid to the counterparty monthly during 2007.

    Interest Rate Derivatives
The Company is a party to interest rate swaps that were acquired in connection with the acquisition of Southwest Royalties, Inc. in May 2004. Under these derivatives, the Company pays a fixed rate for the notional principal balances and receives a floating market rate based on LIBOR. The interest rate swaps are settled quarterly. The following summarizes information concerning the Company’s net positions in open interest rate swaps applicable to periods subsequent to March 31, 2007.

Interest Rate Swaps:
	Principal	Fixed Libor
	Balance	Rates
Period:
April 1, 2007 to November 1, 2007	$50,000,000	5.19%
November 1, 2007 to November 1, 2008	$45,000,000	5.73%

        Accounting For Derivatives
The Company accounts for its derivatives in accordance with Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended. The Company did not designate any of its currently open commodity or interest rate derivatives as cash flow hedges; therefore, all changes in the fair value of these contracts prior to maturity, plus any realized gains or losses at maturity, are recorded as other income (expense) in the Company’s statements of operations. For the three months ended March 31, 2007, the Company reported a $16.8 million loss on derivatives, consisting of an $18.8 million loss related to changes in mark-to-market valuations and a $2 million realized gain on settled contracts. For the three months ended March 31, 2006, loss on derivatives was $1.6 million, consisting of a $6.5 million gain related to changes in mark-to-market valuations and an $8.1 million realized loss on settled contracts.

8.    Financial Instruments

Cash and cash equivalents, receivables, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments. Indebtedness under the secured bank credit facility was estimated to have a fair value approximating the carrying amount since the interest rate is generally market sensitive. The estimated fair value of the Company’s Senior Notes at March 31, 2007 and December 31, 2006 was approximately $209.8 million and $207.6 million, respectively.

The fair values of derivatives as of March 31, 2007 and December 31, 2006 are set forth below. The associated carrying values at these dates are equal to their estimated fair values.

	March 31,	December 31,
	2007	2006
	(In thousands)
Assets (liabilities):
Commodity derivatives	$(43,944)	$(25,289)
Interest rate derivatives	(367)	(200)
Net liabilities	$(44,311)	$(25,489)

9.    Inventory

The Company maintains an inventory of tubular goods and other well equipment for use in its exploration and development drilling activities. Any gains or losses on disposition of inventory, and any losses on write-down of inventory to its estimated market value, are reported as other income/expense in the accompanying consolidated statements of operations. For the three months ended March 31, 2007, the Company reported losses on inventory of $9.2 million. No losses were recorded in the 2006 period. The 2007 period included a non-cash charge of $8.9 million to write-down inventory to its estimated market value at March 31, 2007. The write-down resulted primarily from the sale of certain surplus equipment at an auction in March 2007. The Company received $4.5 million of net proceeds from the auction in April 2007 when the auction sale was consummated.

10.          Income Taxes

The Company’s effective federal and state income tax rate for the three months ended March 31, 2007 of 34.7% differed from the statutory federal rate of 35% due to tax benefits derived from statutory depletion deductions, offset in part by increases in the tax provision related primarily to the effects of the recently-enacted Texas Margin Tax and certain non-deductible expenses.

The Company and its subsidiaries file federal income tax returns with the United States Internal Revenue Service (“IRS”) and state income tax returns in various state tax jurisdictions. As a general rule, the Company’s tax returns for fiscal years after 2002 currently remain subject to examination by appropriate taxing authorities. None of the Company’s income tax returns are under examination at this time.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007. Upon adoption of FIN 48, the Company recorded a $1.6 million liability for taxes payable related to unrecognized tax benefits arising from uncertain tax positions taken by the Company in previous periods. No additional unrecognized tax benefits originated during the quarter ended March 31, 2007. The tax liability recorded under FIN 48 is included in other non-current liabilities in the accompanying consolidated balance sheet at March 31, 2007.

All of the unrecognized tax benefits at March 31, 2007 relate to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductions. Because of the impact of deferred tax accounting, the disallowance of the shorter deduction period would not affect the annual effective tax rate but would only change the amount of deferred tax assets related to net operating loss carryforwards.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in interest expense. Due to the Company’s net operating loss positions, no interest or penalties have been accrued on the Company’s unrecognized tax benefits.

The Company currently plans to make all required filings with the appropriate tax jurisdictions in 2007 to reduce or eliminate the uncertainties that resulted in the establishment of this tax liability under FIN 48.

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

Larclay JV
In April 2006, the Company formed a joint venture (“Larclay JV”) with Lariat Services, Inc. (“Lariat”) to construct, own and operate 12 new drilling rigs. The Company and Lariat each own a 50% interest in Larclay JV. The rigs are being constructed on behalf of Larclay JV by Lariat, as operations manager. Ten of the rigs were fully constructed at March 31, 2007. The remaining two rigs are expected to be fully constructed by June 2007. The total construction cost of all rigs, excluding capitalized interest, is expected to be approximately $79 million. A lender has provided a $75 million secured term loan to Larclay JV to finance most of the cost of constructing and initially equipping the rigs. The Company is not a maker on the Larclay JV term loan, but it is providing additional credit support for the Larclay JV term loan (see Note 4).

Also in April 2006, the Company entered into a three-year drilling contract with Larclay JV assuring the availability of each rig for use in the ordinary course of the Company’s exploration and development drilling program throughout the term of the drilling contract. The provisions of the drilling contract provide that the Company contract for each rig on a well-by-well basis at then current market rates. If a rig is not needed by the Company at any time during the term of the contract, Larclay JV may contract with other operators for the use of such rig, subject to certain restrictions. If a rig is idle, the Company will pay Larclay JV an idle rig rate ranging from $8,100 per day to $10,300 per day (plus crew labor expenses, if applicable), depending on the size of the rig. The Company’s maximum potential obligation to pay idle rig rates over the term of this drilling contract, excluding any crew labor expenses, totals approximately $103 million at March 31, 2007.

Although the Company and Lariat own equal interests in Larclay JV, the Company meets the definition of the primary beneficiary of Larclay JV’s expected cash flows under FIN 46R. As the primary beneficiary under FIN 46R, the Company is required to include the accounts of Larclay JV in the Company’s consolidated financial statements. As of March 31, 2007, Lariat’s equity ownership in the net assets of Larclay JV was $1.9 million, which is recorded as minority interest and included in other non-current liabilities in the accompanying consolidated financial statements. The Company’s intercompany accounts with Larclay JV have been eliminated in consolidation.

12.         Commitments and Contingencies

Purchase Commitments
The Company is presently obligated under firm orders for two drilling rigs and related equipment in an aggregate amount of $24.5 million, for which cash deposits totaling $11.5 million have been paid to the equipment suppliers as of March 31, 2007. The total cost of the rigs, when completed and fully equipped, is estimated to be approximately $27 million. The rigs are scheduled for delivery in mid-2007.

In addition to the Larclay JV drilling contract discussed in Note 11, the Company has also entered into three drilling contracts with third party drilling contractors and is obligated to make payments under these contracts totaling $9 million in 2007.

Legal Proceedings
   The Company is a co-plaintiff in a lawsuit involving a dispute over rights to produce hydrocarbons under certain leases in Alabama. The parties to the lawsuit have tentatively agreed to settle the lawsuit. Once the agreement is executed and binding, the Company will record a gain on settlement of approximately $2.9 million. Final settlement is expected to occur in the second quarter of 2007.

   The Company is a defendant in several lawsuits that have arisen in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect any of these to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

13.          Oil and Gas Properties

The following sets forth the capitalized costs for oil and gas properties as of March 31, 2007 and December 31, 2006.

	March 31, 2007	December 31, 2006
	(In thousands)
Proved properties	$1,137,063	$1,097,341
Unproved properties	138,857	129,420
Total capitalized costs	1,275,920	1,226,761
Accumulated depreciation, depletion and amortization	(668,387)	(654,316)
Net capitalized costs	$607,533	$572,445

In April 2005, the Financial Accounting Standards Board issued Staff Position No. 19-1 (“FSP 19-1”). FSP 19-1 amends the present guidance in Statement of Financial Accounting Standards No. 19, paragraphs 31 and 34, regarding when exploratory drilling costs pending determination of proved reserves can be carried as an asset of an oil and gas company that uses the successful efforts method of accounting. The Company was required to adopt FSP 19-1, including its disclosures, effective July 1, 2005. The adoption of FSP 19-1 did not have a significant impact on the Company’s results of operations. At March 31, 2007 and December 31, 2006, the Company had capitalized $34.1 million and $27 million, respectively, of exploratory drilling costs applicable to wells that were pending determination of proved reserves. Of the $27 million costs at December 31, 2006, $16.2 million was subsequently deemed productive and the remaining $10.8 million was still pending determination of proved reserves.

14. Segment Information

In accordance with Statement of Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), the Company has two reportable operating segments, which are oil and gas exploration and production and contract drilling services. Beginning in April 2006, the Company formed the Larclay JV, a contract drilling joint venture that the Company consolidates in its financial statements (see Note 11). Effective January 1, 2007, the contract drilling segment meets the quantitative thresholds under SFAS 131 to be considered a reportable operating segment and, accordingly, is shown as “Contract Drilling” in the table below.

The following table presents selected financial information regarding the Company’s operating segments for the three-month periods ended March 31, 2007 and 2006.

For the Three Months Ended March 31, 2007	Oil and Gas	Contract Drilling	Intercompany Eliminations	ConsolidatedTotal
	(In thousands)
Revenues	$63,962	$10,936	$(2,519)	$72,379
Depreciation, depletion and amortization (a)	14,413	1,607	(224)	15,796
Other operating expenses (b)	36,175	5,827	(862)	41,140
Interest expense	6,795	834	-	7,629
Other (income) expense	25,337	-	-	25,337
Income before income taxes and
minority interest	(18,758)	2,668	(1,433)	(17,523)

Income tax (expense) benefit	7,014	(934)	-	6,080
Minority interest, net of tax	-	(867)	-	(867)

Net income (loss)	$(11,744)	$867	$(1,433)	$(12,310)

Total assets	$730,651	$92,350	$(3,931)	$819,070
Additions to property and equipment	$72,776	$5,765	$(1,433)	$77,108

For the Three Months Ended			Intercompany	Consolidated
March 31, 2006	Oil and Gas	Other	Eliminations	Total
	(In thousands)
Revenues	$63,394	$-	$-	$63,394
Depreciation, depletion and amortization (a)	14,710	-	-	14,710
Other operating expenses (b)	38,197	-	-	38,197
Interest expense	4,339	-	-	4,339
Other (income) expense	954	-	-	954
Income before income taxes	5,194	-	-	5,194

Income tax expense	(1,818)	-	-	(1,818)

Net income	$3,376	$-	$-	$3,376

Total assets	$632,662	$-	$-	$632,662
Additions to property and equipment	$68,302	$-	$-	$68,302

(a)	Includes impairment of property and equipment.
(b)	Includes the following expenses: production, exploration, natural gas services, accretion of abandonment obligations, general and administrative and loss on sales of property and equipment.

15.         Guarantor Financial Information

In July 2005, Clayton Williams Energy, Inc. (“Issuer”) issued $225 million of Senior Notes (see Note 4). Other than West Coast Energy Properties GP, LLC (“WCEP LLC”), the general partner of WCEP (see Note 11), all of the Issuer’s wholly-owned and active subsidiaries (“Guarantor Subsidiaries”) have jointly and severally, irrevocably and unconditionally guaranteed the performance and payment when due of all obligations under the Senior Notes. Larclay JV, a 50%-owned drilling rig joint venture formed in April 2006, and WCEP, LLC have not guaranteed the Senior Notes and are referred to in this Note 15 as Non-Guarantor Entities.

The financial information which follows sets forth the Company’s condensed consolidating financial statements as of and for the periods indicated.

Condensed Consolidating Balance Sheet
March 31, 2007
(Dollars in thousands)			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Current assets	$134,991	$97,845	$12,603	$(146,335)	$99,104
Property and equipment, net	329,066	279,449	85,760	-	694,275
Investments in subsidiaries	71,445	-	-	(71,445)	-
Other assets	24,756	326	609	-	25,691
Total assets	$560,258	$377,620	$98,972	$(217,780)	$819,070

Current liabilities	$90,857	$178,423	$31,772	$(146,335)	$154,717
Non-current liabilities:
Long-term debt	390,000	-	55,313	-	445,313
Fair value of derivatives	3,423	15,290	-	-	18,713
Other	5,142	56,337	106	-	61,585
	398,565	71,627	55,419	-	525,611

Stockholders’ equity	70,836	127,570	11,781	(71,445)	138,742
Total liabilities and
stockholders’ equity	$560,258	$377,620	$98,972	$(217,780)	$819,070

Condensed Consolidating Balance Sheet
December 31, 2006
(Dollars in thousands)			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Current assets	$160,772	$96,386	$11,781	$(142,941)	$125,998
Property and equipment, net	293,775	279,913	71,121	-	644,809
Investments in subsidiaries	72,171	-	-	(72,171)	-
Other assets	23,638	358	630	-	24,626
Total assets	$550,356	$376,657	$83,532	$(215,112)	$795,433

Current liabilities	$89,704	$176,876	$25,427	$(142,941)	$149,066
Non-current liabilities:
Long-term debt	365,000	-	48,876	-	413,876
Fair value of derivatives	313	20,968	-	-	21,281
Other	10,257	55,870	103	-	66,230
	375,570	76,838	48,979	-	501,387

Stockholders’ equity	85,082	122,943	9,126	(72,171)	144,980
Total liabilities and
stockholders’ equity	$550,356	$376,657	$83,532	$(215,112)	$795,433

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2007
(Dollars in thousands)			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Total revenue	$40,005	$24,169	$11,038	$(2,833)	$72,379
Costs and expenses	35,570	16,139	7,575	(2,348)	56,936
Operating income (loss)	4,435	8,030	3,463	(485)	15,443
Other income (expense)	(28,758)	(3,402)	(806)	-	(32,966)
Income tax benefit	6,080	-	-	-	6,080
Minority interest, net of tax	(867)	-	-	-	(867)

Net income (loss)	$(19,110)	$4,628	$2,657	$(485)	$(12,310)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2006
(Dollars in thousands)			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Total revenue	$37,014	$27,033	$-	$(653)	$63,394
Costs and expenses	36,782	16,778	-	(653)	52,907
Operating income (loss)	232	10,255	-	-	10,487
Other income (expense)	(4,291)	(1,002)	-	-	(5,293)
Income tax expense	(1,818)	-	-	-	(1,818)

Net income (loss)	$(5,877)	$9,253	$-	$-	$3,376

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2007
(Dollars in thousands)			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Operating activities	$8,042	$13,657	$14,306	$224	$36,229
Investing activities	19,114	(5,460)	(87,424)	276	(73,494)
Financing activities	(32,185)	(8,346)	75,127	(500)	34,096
Net increase (decrease) in
cash and cash equivalents	(5,029)	(149)	2,009	-	(3,169)

Cash at the beginning of
the period	12,542	1,298	-	-	13,840

Cash at end of the period	$7,513	$1,149	$2,009	$-	$10,671

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2006
(Dollars in thousands)			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Operating activities	$10,784	$26,752	$-	$-	$37,536
Investing activities	(68,694)	(14,364)	-	-	(83,058)
Financing activities	59,622	(11,375)	-	-	48,247
Net increase (decrease) in
cash and cash equivalents	1,712	1,013	-	-	2,725

Cash at the beginning of
the period	4,302	1,633	-	-	5,935

Cash at end of the period	$6,014	$2,646	$-	$-	$8,660

Item 2 -      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in our Form 10-K for the year ended December 31, 2006.

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

    We believe that the economic climate in the domestic oil and gas industry continues to be suitable for our business model. Although oil prices have retreated from their peaks in mid-2006, and gas prices have been volatile, we believe that supply and demand fundamentals in the energy marketplace continue to provide us with the economic incentives necessary for us to assume the risks we face in our search for oil and gas reserves. However, we are experiencing a shrinking profit margin resulting from rising drilling and production costs. While profit margins still remain favorable, operating metrics per Mcfe, such as finding costs, production costs, and depreciation, depletion and amortization (“DD&A”) expense, are generally on an upward trend.

Finding quality domestic oil and gas reserves through exploration is a significant challenge and involves a high degree of risk. Our planned exploration activities in 2007 offer us the opportunity to add significant oil and gas reserves through the drilling of several potentially high-impact wells, particularly in our East Texas Bossier area. However, these wells are very expensive to drill and involve a high degree of risk.

Key Factors to Consider

   The following summarizes the key factors considered by management in the review of our financial condition and operating performance for the first quarter of 2007 and the outlook for the remainder of 2007.

•
We spent $60.6 million on exploration and development activities during the first three months of 2007, of which approximately 75% was on exploratory prospects. We currently plan to spend approximately $186.2 million for fiscal 2007, of which approximately 78% is estimated to be spent on exploratory prospects. These expenditures for the first quarter of 2007 exceeded our cash flow from operating activities by approximately $24.3 million. Our expenditures for the remainder of 2007 are also expected to exceed our cash flow from operating activities, although not by as large a margin. We cannot predict our drilling success on exploratory prospects, and our future results of operations and financial condition could be adversely affected by unsuccessful exploratory drilling results.

•
During the first quarter of 2007, we increased borrowings under our revolving credit facility by $25 million from $140 million at December 31, 2006 to $165 million at March 31, 2007 to partially finance our exploration and development activities.

•
Despite our high level of capital spending in fiscal 2006 and the first quarter of 2007, our oil and gas production for the three months ended March 31, 2007 was only 11% higher on an Mcfe basis than in the comparable period in 2006, despite production curtailments in the 2006 period caused by hurricane damage. A significant portion of our fiscal 2006 and first quarter 2007 expenditures have not resulted in current production because they relate to (a) unproved exploratory prospects, (b) drilling or completion activities that are in progress, or (c) non-productive leasing and drilling activities.

•
At March 31, 2007, our capitalized unproved oil and gas properties totaled $138.9 million, of which approximately $105 million was attributable to unproved acreage. Unproved properties are subject to a valuation impairment to the extent the carrying cost of a prospect exceeds its estimated fair value. Therefore, our results of operations in future periods may be adversely affected by unproved property impairments.

•
Exploration costs related to abandonments and impairments were $11.1 million in the first quarter of 2007, of which approximately $10 million related to unsuccessful well costs and $1.1 million related to impairment of unproved acreage. Most of the abandonment and impairment costs in the first quarter of 2007 related to prospects in South Louisiana and Utah.

•
We recorded a $16.8 million net loss on derivatives in the first quarter of 2007. Net cash received from counterparties accounted for a $2 million gain on settled contracts and changes in mark-to-market valuations accounted for an $18.8 million loss. Since we do not presently designate our derivatives as cash flow hedges under applicable accounting standards, we recognize the full effect of changing prices on mark-to-market valuations as a current charge or credit to our results of operations.

•
We recorded a $9.2 million loss on inventory during the quarter ended March 31, 2007 due primarily to a write-down of certain surplus equipment to its estimated realizable value. Most of this write-down related to equipment that we sold through an auction process in March 2007. Net proceeds from the auction of $4.5 million were received in April 2007.

Recent Exploration and Developmental Activities

Overview
   As shown in “Liquidity and Capital Resources - Capital Expenditures,” we incurred expenditures for exploration and development activities of $60.6 million during the first three months of 2007. Approximately 75% of our first quarter 2007 expenditures were related to exploratory drilling activities. We also increased our estimates for capital expenditures in fiscal 2007 from $170.1 million to $186.2 million.

   In addition to our on-going drilling program in the Miocene Trends of South Louisiana and our Cotton Valley/Hosston exploration program in North Louisiana, we have begun an aggressive exploratory drilling program targeting the deep Bossier formation in North Louisiana and East Texas.

South Louisiana
   Prior to 2007, we had drilled 67 gross (53.6 net) exploratory wells in South Louisiana, of which 34 gross (25.9 net) were completed as producers. The following table sets forth certain information about our exploratory and developmental well activities in South Louisiana subsequent to December 31, 2006.

		Working	Current
Spud Date	Well Name (Prospect)	Interest	Status
April 2006	Cobena #1 (Boa II)	63%	Completing
January 2007	SL 195 QQ #7 (Floyd)	100%	Waiting on pipeline
February 2007	SL 195 QQ #10 (Floyd)	75%	Waiting on pipeline
February 2007	Orleans Levee District #2 (American Bay)	45%	Waiting on pipeline
March 2007	Bowie Lumber Co. #1 (Bayou Boeuf)	100%	Dry
April 2007	Pivach Agency #1 (Elsa)	94%	Dry

   We continue to attempt to complete the Cobena #1, a 15,250-foot exploratory well in Acadia Parish in the Boa II prospect on which drilling operations began in April 2006. We temporarily abandoned the Discorbis 3 sand due to mechanical difficulties, and are currently testing the Discorbis 2 sand to which the Company had attributed approximately 2.3 Bcfe of net gas reserves at December 31, 2006. Based on these recent test results, we currently plan to abandon the Discorbis 2 sand and will eliminate all proved reserve estimates previously assigned to this sand. Together with our partners in the well, we are currently evaluating well completion data in the Discorbis 3 sand to determine if the potential for proved reserves from this sand justifies a second completion attempt. If we decide to abandon the well, we will record exploration expense for cumulative well costs, plus any impaired acreage cost, at the time of determination. To date, we have incurred approximately $9.8 million in drilling and completion costs on this well, net to our interest, and have approximately $1 million of acreage attributable to this prospect that is subject to impairment.

In our Floyd prospect, we have drilled ten wells to date, of which eight are currently producing. The remaining two wells have been completed and are waiting on pipeline construction. Currently, the eight wells are producing at combined rates of approximately 6,700 Mcf of gas per day and 450 barrels of oil per day, net to our interest. However, due to production facility constraints, this current level of combined production is significantly less than the combined rates at which these wells are capable of producing. In order to fully resolve these capacity issues, we plan to build our own plant and production facilities in 2007 to process and market gas production from all the wells in the prospect.

We drilled and abandoned the Bowie Lumber Co. #1, a 13,150-foot exploratory well in the Bayou Boeuf prospect in Lafourche Parish, after it was determined to be non-productive. We recorded a $3.8 million pre-tax charge related to the abandonment of the well in the first quarter of 2007.

We drilled and completed a second well in the American Bay prospect, the Orleans Levee District #2. This development well, which was completed in the Tex “W” sand at 13,986 feet, has been tested and is currently waiting on a pipeline connection. We own a 45% working interest in this well.

We also drilled and abandoned a 3,500-foot exploratory well, the Pivach Agency #1 (Elsa), when it was determined to be incapable of producing hydrocarbons in economic quantities. We recorded a pre-tax charge in the first quarter of 2007 of approximately $200,000, and expect to record an additional charge of approximately $1 million in the second quarter for the abandonment of this well.

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

Prior to 2007, we had drilled 4 gross (3.7 net) exploratory wells in North Louisiana, of which 2 gross (1.7 net) were completed as producers. The following table sets forth certain information about our exploratory well activities in North Louisiana subsequent to December 31, 2006. This table does not include non-operated wells.

		Working	Current
Spud Date	Well Name (Prospect)	Interest	Status
October 2006	P. Benoit #1 (Sarepta)	91%	Waiting on completion
January 2007	J.L. Hood #1 (Terryville)	86%	Producing
February 2007	J. Huey #1 (Terryville)	86%	Producing
March 2007	David Barton #1 (Winnsboro)	100%	Drilling
March 2007	George Staton #1 (Sarepta)	70%	Waiting on completion
April 2007	Bice #1 (Terryville)	86%	Drilling

On our Terryville prospect in Lincoln Parish we drilled and completed two wells in the Cotton Valley interval in the first quarter of 2007. The J.L. Hood #1 and the J. Huey #1 were both completed as gas wells and are currently producing, on a combined basis, approximately 2,500 Mcf of gas per day and 150 barrels of oil per day, net to our interest. We also began drilling operations on the C.M. Bice #1, an 11,500-foot exploratory well, in April 2007.

Our first exploratory well on the Sarepta prospect in Webster Parish, the P. Benoit #1, targeted a hydrocarbon formation in the Gray sand, but that zone was non-productive. We are waiting on availability of a completion rig to attempt completion in the Cotton Valley interval. We also drilled the George Staton #1, a 12,200-foot exploratory well in the Sarepta prospect, and are waiting on completion operations to commence.

We are currently drilling the David Barton #1, a 17,000-foot exploratory well on our Winnsboro prospect in Richland Parish, targeting the Bossier sands.

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

In April, we commenced drilling operations on two wells, the Big Bill Simpson #1, a 19,000-foot exploratory well in Leon County (70% working interest), and the Margarita #1, a 20,000-foot exploratory well in Robertson County (100% working interest), both targeting the Bossier formation. These wells are very expensive to drill and involve a high degree of risk. Depending upon drilling results of these two wells, we may drill additional Bossier wells in 2007.

Utah
We are participating in a joint exploration program with industry partners in the Overthrust play in central Utah in which we own a 33% interest. The Vonda Christensen 35A31, a 13,500-foot non-operated exploratory well in Sanpete County, was drilled and abandoned. We recorded a pre-tax charge of $3.6 million in the first quarter of 2007 related to the abandonment of this well. We expect to participate in the drilling of a second exploratory well to further evaluate this acreage in 2008.

Supplemental Information

The following unaudited information is intended to supplement the consolidated financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Three Months Ended
	March 31,
	2007	2006
Oil and Gas Production Data:
Gas (MMcf)	4,327	3,463
Oil (MBbls)	543	555
Natural gas liquids (MBbls)	46	48
Total (MMcfe)	7,861	7,081

Average Realized Prices (a):
Gas ($/Mcf)	$6.91	$7.22
Oil ($/Bbl)	$55.21	$60.01
Natural gas liquids ($/Bbl):	$33.30	$38.90

Gain (Losses) on Settled Derivative Contracts (a):
($ in thousands, except per unit)
Gas: Net realized gain (loss)	$4,509	$(2,178)
Per unit produced ($/Mcf)	$1.04	$(0.63)
Oil: Net realized loss	$(2,559)	$(5,895)
Per unit produced ($/Bbl)	$(4.71)	$(10.62)

Average Daily Production:
Natural Gas (Mcf):
Permian Basin	15,389	13,824
Louisiana	22,530	9,466
Austin Chalk (Trend)	2,011	3,261
Cotton Valley Reef Complex	7,697	11,439
Other	451	488
Total	48,078	38,478

Oil (Bbls):
Permian Basin	3,096	3,216
Louisiana	1,201	1,079
Austin Chalk (Trend)	1,672	1,828
Other	64	44
Total	6,033	6,167
Natural Gas Liquids (Bbls):
Permian Basin	199	262
Austin Chalk (Trend)	265	258
Other	47	13
Total	511	533

(Continued)

	Three Months Ended
	March 31,
	2007	2006
Exploration Costs (in thousands):
Abandonment and impairment costs:
South Louisiana	$7,179	$8,008
North Louisiana	306	-
Permian Basin	43	2,202
Utah, Montana and Colorado	3,577	1,933
Other	-	700
Total	11,105	12,843

Seismic and other	890	3,101
Total exploration costs	$11,995	$15,944

Depreciation, Depletion and Amortization (in thousands):
Oil and gas depletion	$13,548	$13,981
Contract drilling depreciation	1,383	-
Other depreciation	300	729
Total DD&A	$15,231	$14,710

Oil and Gas Costs ($/Mcfe Produced):
Production costs	$2.20	$2.11
Oil and gas depletion	$1.72	$1.97

Net Wells Drilled (b):
Exploratory Wells	5.0	7.6
Developmental Wells	3.5	1.7

(a) No derivatives were designated as cash flow hedges in 2007 or 2006. All gains or losses on settled derivatives were included in loss on derivatives.
(b) Excludes wells being drilled or completed at the end of each period.

Operating Results - Three-Month Periods

   The following discussion compares our results for the three months ended March 31, 2007 to the comparative period in 2006. Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective quarterly period.

Oil and gas operating results

   Oil and gas sales in 2007 increased $1 million, or 2%, from 2006, of which production variances accounted for a $5.2 million increase and price variances accounted for a $4.2 million decrease. Production in 2007 (on an Mcfe basis) was 11% higher than 2006. Oil production decreased 2% in 2007 from 2006 due primarily to normal production declines, offset in part by higher production from new wells in Louisiana. Gas production increased 25% in 2007 from 2006 due primarily to production attributable to recent drilling activity in South Louisiana. In 2007, our realized oil price was 8% lower than 2006, while our realized gas price was 4% lower. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, increased 15% in 2007 as compared to 2006 due primarily to higher oilfield service costs. After giving effect to an 11% increase in oil and gas production on an Mcfe basis, production costs per Mcfe increased 4% from $2.11 per Mcfe in 2006 to $2.20 per Mcfe in 2007. It is likely that these factors will continue to contribute to higher production costs in future periods.

Oil and gas depletion expense decreased $433,000, of which rate variances accounted for a $1.9 million decrease and production variances accounted for a $1.5 million increase. On an Mcfe basis, depletion expense decreased 13% from $1.97 per Mcfe in 2006 to $1.72 per Mcfe in 2007 due in part to a lower depletable cost basis in 2007 compared to the 2006 period in two areas where we recorded an impairment of proved property under SFAS No. 144 in the last half of 2006. Depletion expense per Mcfe of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production. We may realize higher oil and gas depletion rates in future periods if our exploration activities result in higher finding costs in 2007.

   We recorded a provision for impairment of proved properties under SFAS 144 of $565,000 during the first quarter of 2007 due to production performance. This provision was attributable to two areas in the Permian Basin.

Exploration costs

   Since we follow the successful efforts method of accounting, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2007, we charged to expense $11.1 million of exploration costs, as compared to $12.8 million in 2006. Most of the 2007 costs were incurred in Louisiana and Utah.

   At March 31, 2007, our capitalized unproved oil and gas properties totaled $138.9 million, of which approximately $105 million was attributable to unproved acreage. Unproved properties are subject to a valuation impairment to the extent the carrying cost of a prospect exceeds its estimated fair value. Therefore, our results of operations in future periods may be adversely affected by unproved property impairments.

   We plan to spend approximately $186.2 million on exploration and development activities in fiscal 2007, of which approximately 78% is expected to be allocated to exploration activities.  Since exploratory drilling involves a high degree of risk, it is likely that a significant portion of the costs we incur in fiscal 2007 will be charged to exploration costs. However, we cannot predict our success rates and, accordingly, cannot predict our exploration costs related to abandonment and impairment costs.

Contract Drilling Services

       In April 2006, we formed a joint venture (“Larclay JV”) with Lariat Services, Inc. to construct, own, and operate 12 new drilling rigs. We own a 50% interest in Larclay JV. The rigs are being constructed on behalf of Larclay JV by Lariat, as operations manager. Ten of the rigs were fully constructed at March 31, 2007. Two of the rigs are working for us, seven are working for an affiliate of Lariat and one is working for other operators. The remaining two rigs are expected to be fully constructed by June 2007. Although the Company and Lariat own equal interests in Larclay JV, the Company meets the definition of the primary beneficiary of Larclay JV’s expected cash flows under FIN 46R. As the primary beneficiary under FIN 46R, the Company is required to include the accounts of Larclay JV in the Company’s consolidated financial statements. During the three months ended March 31, 2007, we included contract drilling revenues of $8.4 million, net other operating expenses of $5 million, depreciation expense of $1.4 million and interest expense of $834,000 in our statement of operations (see Note 14 to the consolidated financial statements). Since the Larclay JV drilling rigs are partially utilized by us, the reported amounts are net of any intercompany profits eliminated in consolidation.

General and Administrative

   General and administrative (“G&A”) expenses decreased 4% from $4.1 million in 2006 to $3.9 million in 2007. Excluding non-cash employee compensation, G&A expenses decreased from $3.4 million in 2006 to $3.3 million in 2007. In 2007, we recorded a $500,000 non-cash compensation charge related to our after payout incentive plan and $110,000 for stock-based employee compensation. In 2006, we recorded a $128,000 non-cash charge for stock-based employee compensation and a $500,000 non-cash charge related to our after payout incentive plan.

Interest expense

       Interest expense increased 76% from $4.3 million in 2006 to $7.6 million in 2007 due to a combination of factors. In 2006 and 2007, we used our revolving loan facility to partially finance our exploration and development activities. The average daily principal balance outstanding under our revolving credit facility for 2007 was $159.1 million compared to $43.5 million for 2006. Capitalized interest for 2007 was $973,000 compared to $1.2 million in 2006. We also included $834,000 of interest expense associated with our Larclay JV during 2007.

Gain/loss on derivatives

We did not designate any derivative contracts in 2007 or 2006 as cash flow hedges; therefore all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives. For the three months ended March 31, 2007, we reported a $16.8 million net loss on derivatives, consisting of an $18.8 million non-cash loss to mark our derivative positions to their fair value at March 31, 2007 and a $2 million realized gain on settled contracts. For the three months ended March 31, 2006, we recorded a net loss on derivatives of $1.6 million, consisting of a $6.5 million non-cash mark-to-market gain related to changes in mark-to-market valuations and an $8.1 million realized loss on settled contracts.

Other expense

We recorded losses on inventory during 2007 of $9.2 million, including a non-cash charge of $8.9 million to write-down inventory to its estimated market value at March 31, 2007. The write-down resulted primarily from the sale of certain surplus equipment at an auction in March 2007. No losses or write-downs were recorded during the 2006 period.

Income tax expense (benefit)

   Our effective income tax rate in 2007 of 34.7% differed from the statutory federal rate of 35% due primarily to increases in the tax provision related primarily to the effects of the recently-enacted Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from statutory depletion deductions.

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

In 2005, we issued $225 million of aggregate principal amount of Senior Notes and used the net proceeds to repay all amounts outstanding on the revolving credit facility at that time. However, we relied heavily on advances under the revolving credit facility to finance a significant portion of our exploration and development activities in 2006 and the first quarter of 2007. At March 31, 2007, we had $165 million outstanding on the revolving credit facility.

Our expenditures for exploration and development activities for the first quarter of 2007 exceeded our cash flow from operating activities for the same period by approximately $24.3 million, and we expect our spending during the remainder of 2007 to outpace our operating cash flow, although not by as large a margin. We cannot predict our drilling success on exploratory prospects, and our future results of operations and financial condition could be adversely affected by unsuccessful exploratory drilling results. In this section, we will describe our current plans for capital spending, identify the capital resources available to finance our capital spending, and discuss the principal factors that can affect our liquidity and capital resources.

Capital expenditures

We incurred expenditures for exploration and development activities of $60.6 million during the first three months of 2007 and have increased our estimates for planned expenditures for fiscal 2007 from $170.1 million to $186.2 million. The following table summarizes, by area, our actual expenditures for exploration and development activities for the first quarter of 2007 and our planned expenditures for the year ending December 31, 2007.

	Actual	Planned
	Expenditures	Expenditures	Year 2007
	Three Months Ended	Year Ending	Percentage
	March 31, 2007	December 31, 2007	of Total
	(In thousands)
South Louisiana	$32,200	$58,600	32%
North Louisiana	14,300	58,300	31%
East Texas Bossier	2,500	34,100	18%
Permian Basin	8,300	24,500	13%
Austin Chalk (Trend)	300	6,000	3%
Utah	2,900	3,000	2%
Other	100	1,700	1%
	$60,600	$186,200	100%

Our actual expenditures during fiscal 2007 may be substantially higher or lower than these estimates since our plans for exploration and development activities may change during the year. Other factors, such as prevailing product prices and the availability of capital resources, could also increase or decrease the ultimate level of expenditures during fiscal 2007.

Approximately 78% of the planned expenditures relate to exploratory prospects. Exploratory prospects involve a higher degree of risk than developmental prospects. To offset the higher risk, we generally strive to achieve a higher reserve potential and rate of return on investments in exploratory prospects. We do not attempt to forecast our success rate on exploratory drilling. Accordingly, these current estimates do not include costs we may incur to complete any future successful exploratory wells and construct the required production facilities for these wells. Also, we are actively searching for other opportunities to increase our oil and gas reserves, including the evaluation of new prospects for exploratory and developmental drilling activities and potential acquisitions of proved oil and gas properties. We cannot predict our drilling success on exploratory prospects, and our future results of operations and financial condition could be adversely affected by unsuccessful exploratory drilling results.

Our expenditures for exploration and development activities for the three months ended March 31, 2007 exceeded our cash flow from operating activities for the same period by approximately $24.3 million, and we expect our spending during the remainder of 2007 to outpace our operating cash flow, although not by as large a margin. To the extent possible, we intend to finance this shortfall by borrowings on the revolving credit facility. Our internal cash flow forecasts indicate that the amount of funds available to us under our revolving credit facility, when combined with our anticipated operating cash flow, will be sufficient to finance our capital expenditures and will provide us with adequate liquidity at least through 2007. Although we believe the assumptions and estimates made in our forecasts are reasonable, uncertainties exist which could cause the borrowing base to be less than expected, cash flow to be less than expected, or capital expenditures to be more than expected. In the event we lack adequate liquidity to finance our expenditures in 2007, we are currently considering several options for alternative capital resources, including the sale of assets and the request for an increase in the amount of funds available under our revolving credit facility based on recent additions to proved reserves.

We have placed orders for two 2,000 horsepower rigs for possible use in our Bossier drilling program in North Louisiana and East Texas. At March 31, 2007, we had invested $11.5 million in these rigs and were committed under firm purchase contracts for an additional $13 million. We estimate that the combined construction cost of both rigs will be approximately $27 million. We are currently evaluating our need for these drilling rigs, and depending on that evaluation, we may elect to sell the rigs, or we may seek financing for the remaining cost of these rigs.

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

Cash flow provided by operating activities for the three months ended March 31, 2007 decreased $1.3 million, or 4%, as compared to the corresponding period in 2006 due to the combined effects of several factors. Oil and gas sales, net of production costs, general and administrative costs and interest expense, were $4.4 million lower in the 2007 period as compared to the same period in 2006. Our primary source of cash from operating activities is our oil and gas sales, net of production costs. Our cash flow provided by operating activities is subject to material variation from changes in oil and gas production levels and product prices. Settlements on derivative contracts, excluding those contracts that contain a financing element as in the case of the contracts assumed in our acquisition of Southwest Royalties, Inc. in May 2004, were $2.3 million lower in the 2007 period compared to the 2006 period. Interest expense increased $3.3 million in the 2007 period due primarily to higher levels of indebtedness resulting from our aggressive exploration and development activities.

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

At the beginning of 2007, we had an outstanding balance under the revolving credit facility of $140 million, and the borrowing base was $200 million, providing us with available funds of $40.2 million after accounting for outstanding letters of credit. During 2007, we generated cash flow from operating activities of $36.2 million and received cash proceeds of $6.6 million from sales of assets and issuances of common stock. We also used cash to pay for additions to property and equipment of $55.7 million (excluding Larclay JV) and paid $5.6 million to settle derivatives with financing elements. To finance the excess of expenditures over cash flow, we borrowed $25 million on the revolving credit facility. In addition, Larclay JV paid $19.3 million for property and equipment and borrowed $8.7 million, resulting in a $10.6 million reduction in liquidity.

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

Working capital computed for loan compliance purposes differs from our working capital in accordance with generally accepted accounting principles (GAAP). Since compliance with financial covenants is a material requirement under the credit facilities, we consider the loan compliance working capital to be useful as a measure of our liquidity because it includes the funds available to us under the revolving credit facility and is not affected by the volatility in working capital caused by changes in fair value of derivatives. Our reported working capital deficit increased from $23.1 million at December 31, 2006 to $55.6 million at March  31, 2007 due primarily to a combination of factors, including decreases in inventory and an increase in the net liability for the fair value for derivatives. After giving effect to the adjustments, our working capital computed for loan compliance purposes was a positive $18.4 million at March 31, 2007, as compared to a positive $36.9 million at December 31, 2006. The following table reconciles our GAAP working capital to the working capital computed for loan compliance purposes at March 31, 2007 and December 31, 2006.

	March 31,	December 31,
	2007	2006
	(In thousands)
Working capital (deficit) per GAAP	$(55,613)	$(23,068)
Add funds available under the revolving credit facility	29,196	40,196
Exclude fair value of derivatives classified as current assets or current liabilities	25,718	5,993
Exclude current assets and current liabilities of Larclay JV	19,095	13,759
Working capital per loan covenant	$18,396	$36,880

Since we use this revolving credit facility for both short-term liquidity and long-term financing needs, it is important that we comply in all material respects with the loan agreement, including financial covenants that are computed quarterly. The working capital covenant requires us to maintain positive working capital using the computations described above. Another financial covenant under the credit facility requires us to maintain a ratio of indebtedness to cash flow of no more than 3 to 1. While we were in compliance with all financial and non-financial covenants at March 31, 2007, our increased leverage and reduced liquidity may result in our failing to comply with one or more of these covenants in the future.  If we fail to meet any of these loan covenants, we would ask the banks to allow us sufficient time to obtain additional capital resources through alternative means. If a suitable arrangement could not be reached with the banks, the banks could accelerate the indebtedness and seek to foreclose on the pledged assets.

The banks redetermine the borrowing base under the revolving credit facility at least twice a year, in May and November. The November 2006 borrowing base review resulted in maintaining the borrowing base at $200 million. We presently anticipate that the banks will authorize an increase in the borrowing base in connection with the May 2007 borrowing base review, but the amount, if any, of such increase is not known at this time. If at any time, the borrowing base is less than the amount of outstanding indebtedness, we will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement. We have relied heavily on advances under the revolving credit facility to finance a significant portion of our exploration and development activities in fiscal 2006 and the first quarter of 2007. At March 31, 2007, we had $165 million outstanding on the revolving credit facility.

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

The Indenture governing the Senior Notes restricts our ability and the ability of our restricted subsidiaries to: (i) borrow money; (ii) issue redeemable and preferred stock; (iii) pay distributions or dividends; (iv) make investments; (v) create liens without securing the Notes; (vi) enter into agreements that restrict dividends from subsidiaries; (vii) sell certain assets or merge with or into other companies; (viii) enter into transactions with affiliates; (ix) guarantee indebtedness; and (x) enter into new lines of business. These covenants are subject to a number of important exceptions and qualifications. We were in compliance with these covenants at March 31, 2007.

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

Oil and Gas Prices

Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. We cannot predict future oil and gas prices with any degree of certainty. Sustained weakness in oil and gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce the borrowing base under our revolving credit facility and adversely affect our liquidity and our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on December 31, 2006 reserve estimates, we project that a $1.00 drop in the price per Bbl of oil and a $.50 drop in the price per Mcf of gas would reduce our gross revenues for the year ending December 31, 2007 by $10.7 million.

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to March 31, 2007. The settlement prices of commodity derivatives are based on NYMEX futures prices.

Collars:
	Gas			Oil
	MMBtu (a)	Floor	Ceiling	Bbls	Floor	Ceiling
Production Period:
2nd Quarter 2007	459,000	$4.00	$5.18	141,000	$23.00	$25.20
3rd Quarter 2007	459,000	$4.00	$5.18	141,000	$23.00	$25.20
4th Quarter 2007	459,000	$4.00	$5.18	141,000	$23.00	$25.20
2008	1,279,000	$4.00	$5.15	392,000	$23.00	$25.07

	2,656,000			815,000

Swaps:

	Gas		Oil
	MMBtu (a)	Price	Bbls	Price
Production Period:
2nd Quarter 2007	2,600,000	$8.16	-	$-
3rd Quarter 2007	2,400,000	$8.34	75,000	$72.75
4th Quarter 2007	2,400,000	$8.34	225,000	$72.75
2008	6,300,000	$8.19	720,000	$65.60

	13,700,000		1,020,000

(a) One MMBtu equals one Mcf at a Btu factor of 1,000.

In January 2007, we terminated certain fixed-price oil swaps covering 375,000 barrels at a price of $55.35 per barrel from April 2007 through August 2007, resulting in an aggregate realized gain of approximately $6.5 million, which will be collected from the counterparty monthly during 2007.

In July 2006, we also terminated certain fixed-price oil swaps covering 225,000 barrels at a price of $80.45 per barrel from April 2007 through December 2007, resulting in an aggregate loss of approximately $1.8 million, which will be paid to the counterparty monthly during 2007.

   We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of our commodity derivatives. A $1 per barrel change in the price of oil and a $.50 per MMBtu change in the price of gas would change the fair value of our commodity derivatives by approximately $9 million.

Interest Rates

   We are exposed to interest rate risk on our long-term debt with a variable interest rate. At March 31, 2007, our variable rate debt had a carrying value of $240 million, which approximated its fair value. At March 31, 2007, our fixed rate debt had a carrying value of $225 million and an approximate fair value of $209.8 million, based on current market quotes. We estimate that the hypothetical change in the fair value of our fixed-rate, long-term debt resulting from a 100-basis point change in interest rates would be approximately $9.9 million.

We are a party to interest rate swaps that were acquired in connection with the acquisition of Southwest Royalties, Inc. in May 2004. Under these derivatives, we pay a fixed rate for the notional principal balances and receives a floating market rate based on LIBOR. The following summarizes information concerning our net positions in open interest rate swaps applicable to periods subsequent to March 31, 2007.

	Principal	Fixed Libor
	Balance	Rates
Period:
April 1, 2007 to November 1, 2007	$50,000,000	5.19%
November 1, 2007 to November 1, 2008	$45,000,000	5.73%

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

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. FINANCIAL INFORMATION

Item 1 -        Legal Proceedings

We are a co-plaintiff in a lawsuit involving a dispute over rights to produce hydrocarbons under certain leases in Alabama. We and the other parties to the lawsuit have tentatively agreed to settle the lawsuit. Once the agreement is executed and binding, we will record a gain on settlement of approximately $2.9 million. Final settlement is expected to occur in the second quarter of 2007.

Item 1A -     Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements. Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission on March 16, 2007 and available at www.sec.gov. There have been no material changes to these risk factors since the filing of our Form 10-K.

Item 6 -      Exhibits

Exhibits

**3.1	Second Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to our Form S-2 Registration Statement, Commission File No. 333-13441

**3.2	Certificate of Amendment of Second Restated Certificate of Incorporation of Clayton Williams Energy, Inc., filed as Exhibit 3.1 to our Form 10-Q for the period ended September 30, 2000††

**3.3	Corporate Bylaws of Clayton Williams Energy, Inc., as amended, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 8, 2007††

**4.1
Indenture, dated July 20, 2005, among Clayton Williams Energy, Inc., the Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on July 22, 2005††

**4.2
Registration Rights Agreement dated July 20, 2005, among Clayton Williams Energy, Inc., the Subsidiary Guarantors and J.P. Morgan Securities Inc., filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the Commission on July 22, 2005††

**10.1†	Southwest Royalties Reward Plan dated January 15, 2007, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with Commission on January 18, 2007††

*31.1	Certification by the President and Chief Executive Officer of the Company pursuant to Rule 13(a) - 14(a) of the Securities Exchange Act of 1934

Exhibits (Continued)

*31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13(a) - 14(a) of the Securities Exchange Act of 1934

*32	Certifications by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

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

CLAYTON WILLIAMS ENERGY, INC.

Date:	May 8, 2007	By:	/s/ L. Paul Latham
L. Paul Latham
Executive Vice President and Chief
Operating Officer

Date:	May 8, 2007	By:	/s/ Mel G. Riggs
Mel G. Riggs
Senior Vice President and Chief Financial
Officer