Form 10-Q
period 2007-06-30
CLAYTON WILLIAMS ENERGY INC /DE
filed 2007-08-09
CIK 880115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

There were 11,352,051 shares of Common Stock, $.10 par value, of the registrant outstanding as of August 7, 2007.

CLAYTON WILLIAMS ENERGY, INC

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS
	June 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$8,286	$13,840
Accounts receivable:
Oil and gas sales	31,373	23,398
Joint interest and other, net	22,353	17,810
Affiliates	575	2,436
Inventory	19,114	40,392
Deferred income taxes	505	505
Fair value of derivatives	9,020	23,729
Prepaids and other	5,554	3,888
	96,780	125,998

PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	1,310,813	1,226,761
Natural gas gathering and processing systems	18,130	18,068
Contract drilling equipment	86,553	66,418
Other	15,871	15,848
	1,431,367	1,327,095
Less accumulated depreciation, depletion and amortization	(717,469)	(682,286)
Property and equipment, net	713,898	644,809

OTHER ASSETS
Debt issue costs, net	7,622	8,104
Fair value of derivatives	9	1,785
Other	23,121	14,737
	30,752	24,626
	$841,430	$795,433

        The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY
	June 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT LIABILITIES
Accounts payable:
Trade	$65,361	$75,815
Oil and gas sales	21,407	14,222
Affiliates	1,938	1,407
Current maturities of long-term debt	26,250	17,397
Fair value of derivatives	33,606	29,722
Accrued liabilities and other	10,698	10,503
	159,260	149,066

NON-CURRENT LIABILITIES
Long-term debt	454,250	413,876
Deferred income taxes	34,101	36,409
Fair value of derivatives	12,148	21,281
Other	34,111	29,821
	534,610	501,387

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share, authorized – 3,000,000
shares; none issued	-	-
Common stock, par value $.10 per share, authorized – 30,000,000 shares; issued and outstanding – 11,352,051 shares in 2007
and 11,152,051 shares in 2006	1,135	1,115
Additional paid-in capital	120,025	113,965
Retained earnings	26,400	29,900
	147,560	144,980
	$841,430	$795,433

        The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES
Oil and gas sales	$74,893	$66,443	$136,073	$126,624
Natural gas services	2,909	2,789	5,563	5,985
Drilling rig services	14,228	374	22,645	374
Gain on sales of assets	534	735	784	752
Total revenues	92,564	70,341	165,065	133,735

COSTS AND EXPENSES
Production	17,840	15,931	35,118	30,896
Exploration:
Abandonments and impairments	23,519	3,329	34,624	16,172
Seismic and other	1,580	2,587	2,470	5,688
Natural gas services	2,904	2,261	5,317	5,090
Drilling rig services	8,506	216	13,439	216
Depreciation, depletion and amortization	18,487	15,982	33,718	30,692
Impairment of property and equipment	479	-	1,044	-
Accretion of abandonment obligations	619	417	1,237	796
General and administrative	4,932	4,252	8,835	8,319
Loss on sales of assets	-	-	9,323	13
Total costs and expenses	78,866	44,975	145,125	97,882

Operating income	13,698	25,366	19,940	35,853

OTHER INCOME (EXPENSE)
Interest expense	(7,986)	(4,961)	(15,615)	(9,300)
Gain (loss) on derivatives	6,110	245	(10,739)	(1,327)
Other	3,614	450	4,327	1,068
Total other income (expense)	1,738	(4,266)	(22,027)	(9,559)

Income (loss) before income taxes	15,436	21,100	(2,087)	26,294
Income tax (expense) benefit	(5,357)	(3,094)	723	(4,912)
Minority interest, net of tax	(1,269)	(40)	(2,136)	(40)

NET INCOME (LOSS)	$8,810	$17,966	$(3,500)	$21,342

Net income (loss) per common share:
Basic	$0.78	$1.66	$(0.31)	$1.97
Diluted	$0.77	$1.59	$(0.31)	$1.89

Weighted average common shares outstanding:
Basic	11,352	10,850	11,236	10,845
Diluted	11,507	11,286	11,236	11,294

        The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock
	No. of	Par	Paid-In	Retained
	Shares	Value	Capital	Earnings
BALANCE,
December 31, 2006	11,152	$1,115	$113,965	$29,900

Net loss and total comprehensive loss	-	-	-	(3,500)

Issuance of stock through compensation
plans	200	20	6,060	-

BALANCE,
June 30, 2007	11,352	$1,135	$120,025	$26,400

        The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,500)	$21,342
Adjustments to reconcile net income (loss) to cash
provided by operating activities:
Depreciation, depletion and amortization	33,718	30,692
Impairment of property and equipment	1,044	-
Exploration costs	34,624	16,172
(Gain) loss on sales of assets, net	8,539	(739)
Deferred income taxes	(723)	4,912
Non-cash employee compensation	1,110	1,151
Unrealized (gain) loss on derivatives	11,236	(14,283)
Settlements on derivatives with financing elements	12,005	15,508
Amortization of debt issue costs	625	735
Accretion of abandonment obligations	1,237	796
Minority interest, net of tax	2,136	40

Changes in operating working capital:
Accounts receivable	(10,657)	86
Accounts payable	(1,005)	143
Other	(453)	493
Net cash provided by operating activities	89,936	77,048

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(120,435)	(134,857)
Additions to equipment of Larclay JV.	(23,415)	(31,607)
Proceeds from sales of property and equipment	1,602	684
Change in equipment inventory	11,835	(1,701)
Other	(8,269)	815
Net cash used in investing activities	(138,682)	(166,666)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	40,500	79,700
Proceeds from long-term debt of Larclay JV	8,727	36,197
Repayments of long-term debt	-	(12)
Proceeds from sale of common stock	5,970	175
Settlements on derivatives with financing elements	(12,005)	(15,508)
Net cash provided by financing activities	43,192	100,552

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(5,554)	10,934

CASH AND CASH EQUIVALENTS
Beginning of period	13,840	5,935
End of period	$8,286	$16,869

SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$15,283	$8,394

        The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

In the opinion of management, the Company's unaudited consolidated financial statements as of June 30, 2007 and for the interim periods ended June 30, 2007 and 2006 include all adjustments which are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States.  These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

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

3.            Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159 The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The effect of adopting SFAS 159 has not been determined, but it is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. The Company plans to adopt SFAS 157 beginning in the first quarter of 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS 157 will have on its consolidated financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which became effective on January 1, 2007. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. The adoption of SAB 108 had no effect on the Company’s consolidated financial statements.

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

4.            Long-Term Debt

   Long-term debt consists of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)
7¾% Senior Notes due 2013	$225,000	$225,000
Secured bank credit facility, due May 2009	180,500	140,000
Secured term loan of Larclay JV, due June 2011	75,000	66,273
	480,500	431,273
Less current maturities(a)	(26,250)	(17,397)
	$454,250	$413,876

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

The Indenture governing the Senior Notes restricts the ability of the Company and its restricted subsidiaries to:  (i) borrow money; (ii) issue redeemable and preferred stock; (iii) pay distributions or dividends; (iv) make investments; (v) create liens without securing the Senior Notes; (vi) enter into agreements that restrict dividends from subsidiaries; (vii) sell certain assets or merge with or into other companies; (viii) enter into transactions with affiliates; (ix) guarantee indebtedness; and (x) enter into new lines of business.  The Company was in compliance with these covenants at June 30, 2007.

Secured Bank Credit Facility
The Company’s secured bank credit facility provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit.  The borrowing base, which is based on the discounted present value of future net revenues from oil and gas production, is subject to redetermination at any time, but at least semi-annually in May and November, and is made at the discretion of the banks.  If, at any time, the redetermined borrowing base is less than the amount of outstanding indebtedness, the Company will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement.  Substantially all of the Company’s oil and gas properties are pledged to secure advances under the credit facility.  At June 30, 2007, the borrowing base established by the banks was $275 million, with no monthly commitment reductions.  After allowing for outstanding letters of credit totaling $804,000, the Company had $93.7 million available under the credit facility at June 30, 2007.

The revolving credit facility provides for interest at rates based on the agent bank’s prime rate plus margins ranging from .25% to 1%, or if elected by the Company based on LIBOR plus margins ranging from 1.5% to 2.25%.  The Company also pays a commitment fee on the unused portion of the revolving credit facility.  Interest and fees are payable at least quarterly.  The effective annual interest rate on borrowings under the credit facility, excluding bank fees and amortization of debt issue costs, for the six months ended June 30, 2007 was 7.5%.

The loan agreement applicable to the revolving credit facility contains financial covenants that are computed quarterly.  The working capital covenant requires the Company to maintain a ratio of current assets to current liabilities of at least 1 to 1.  Another financial covenant under the credit facility requires the Company to maintain a ratio of indebtedness to cash flow of no more than 3 to 1.  The computations of current assets, current liabilities, cash flow and indebtedness are defined in the loan agreement.  The Company was in compliance with all financial and non-financial covenants at June 30, 2007.

Secured Term Loan of Larclay JV
In connection with the Company’s investment in Larclay JV (see Note 11), Larclay JV obtained a $75 million secured term loan facility from a lender to finance the construction and equipping of 12 new drilling rigs.  The Larclay JV term loan is secured by substantially all of the assets of Larclay JV.  Initially, the Company pledged additional collateral in the form of a $19 million letter of credit.  In February 2007, the letter of credit was cancelled and replaced by a $19.5 million guaranty from the Company.  In March 2007, the Company issued a $5 million letter of credit which expired in June 2007 as additional collateral under the term loan to cover any temporary shortfall in collateral value caused by delays in completing construction of the final drilling rigs being financed by the lender.  Concurrently, the guaranty was amended to limit the Company’s combined credit exposure under the guaranty and the letter of credit to $19.5 million.  Although the Company is not a maker on the Larclay JV term loan, it is providing partial credit support for the Larclay JV term loan and is required to fully consolidate the accounts of Larclay JV under FASB Interpretation No. 46R Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51 (as amended) (“FIN 46R”).

The Larclay JV term loan, as amended, bears interest at a floating rate based on a LIBOR average, plus 3.25%, and provides for monthly interest payments through June 2007 and monthly principal and interest payments thereafter sufficient to retire the principal balance by 35% in the first year, 25% in each of the next two years, and 15% in the fourth year.  Two voluntary prepayments of $10 million each may be made in 2008 and 2009 without a prepayment penalty.  The Larclay JV term loan prohibits Larclay JV from making any cash distributions to the Company or Lariat until the balance on the term loan is fully repaid, and repayments by Larclay JV of any loans by the Company or Lariat are subordinated to the loans outstanding under the term loan and are subject to other restrictions.  At June 30, 2007, the effective interest rate on the Larclay JV term loan was 8.7%.

5.            Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)
Abandonment obligations	$28,498	$27,846
Minority interest, net of tax	3,210	1,074
Other taxes payable	1,585	-
Other	818	901
	$34,111	$29,821

Changes in abandonment obligations for the six months ended June 30, 2007 and 2006 are as follows:

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Beginning of period	$27,846	$19,447
Additional abandonment obligations from new wells	451	328
Sales or abandonments of properties	(1,036)	(82)
Revisions of previous estimates	-	(17)
Accretion expense	1,237	379
End of period	$28,498	$20,055

6.            Compensation Plans

Stock-Based Compensation
The Company has reserved 1,798,200 shares of common stock for issuance under the 1993 Stock Compensation Plan (“1993 Plan”).  The 1993 Plan provides for the issuance of nonqualified stock options with an exercise price which is not less than the market value of the Company’s common stock on the date of grant.  All options granted through June 30, 2007 expire 10 years from the date of grant and become exercisable based on varying vesting schedules.  The Company issues new shares, not repurchased shares, to option holders that exercise stock options under the 1993 Plan.

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

The following table sets forth certain information regarding the Company’s stock option plans as of and for the six months ended June 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term in Years	Value (a)
Outstanding at January 1, 2007	1,009,485	$22.27
Granted	4,000	$36.31
Exercised (b)	(200,000)	$29.85
Outstanding at June 30, 2007	813,485	$20.47	5.6	$4,877,471

Vested at June 30, 2007	813,485	$20.47	5.6	$4,877,471
Exercisable at June 30, 2007	813,485	$20.47	5.6	$4,877,471

(a)      Based on closing price at June 30, 2007 of $26.47 per share.
(b)      Cash received for options exercised totaled $6 million.

The following table summarizes information with respect to options outstanding at June 30, 2007, all of which are currently exercisable.

	Outstanding and Exercisable Options
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Life in
	Shares	Price	Years
Range of exercise prices:
$5.50	33,485	$5.50	1.8
$10.00 - $19.74	462,000	$17.49	4.8
$22.90 - $41.74	318,000	$26.38	7.0
	813,485	$20.47	5.6

The following table presents certain information regarding stock-based compensation amounts for the six months ended June 30, 2007 and 2006.

	Six Months Ended
	June 30,
	2007	2006
	(In thousands, except per share)
Weighted average grant date fair value of options granted per share	$27.56	$31.91
Intrinsic value of options exercised	$228	$1,374
Stock-based employee compensation expense	$110	$128
Tax benefit	$(39)	$(45)
Net stock-based employee compensation expense	$71	$83

    After-Payout Incentive Plan
The Compensation Committee of the Board of Directors has adopted an incentive plan for officers, key employees and consultants, excluding Mr. Williams, who promote the Company’s drilling and acquisition programs.  Management’s objective in adopting this plan is to further align the interests of the participants with those of the Company by granting the participants an after-payout interest in the production developed, directly or indirectly, by the participants.  The plan generally provides for the creation of a series of partnerships or participation arrangements (“APO Arrangements”) between the Company and the participants to which the Company contributes a portion of its economic interest in wells drilled or acquired within certain areas.  Generally, the Company pays all costs and receives all revenues until it has recovered all of its costs, plus interest (“payout”).  At payout, the participants receive 99% to 100% of all subsequent revenues and pay 99% to 100% of all subsequent expenses attributable to the APO Arrangements.

Between 3% and 7.5% of the Company’s economic interests in specified wells drilled or acquired by the Company subsequent to October 2002 are subject to APO Arrangements (excluding properties acquired in a merger with Southwest Royalties, Inc. in May 2004).  The Company records its allocable share of the assets, liabilities, revenues, expenses and oil and gas reserves of these APO Arrangements in its consolidated financial statements.  The Company recognized $1 million of non-cash compensation expense during each of the six-month periods ended June 30, 2007 and 2006 for the estimated fair value of the APO Arrangements granted during those periods.

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

The Company recognizes compensation expense related to the SWR Reward Plan over the vesting period.  For the six months ended June 30, 2007, the Company recorded compensation expense of $72,000 for the SWR Reward Plan.

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

The following summarizes information concerning the Company’s net positions in open commodity derivatives applicable to periods subsequent to June 30, 2007.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Collars:
	Gas			Oil
	MMBtu (a)	Floor	Ceiling	Bbls	Floor	Ceiling
Production Period:
3rd Quarter 2007	459,000	$4.00	$5.18	141,000	$23.00	$25.20
4th Quarter 2007	459,000	$4.00	$5.18	141,000	$23.00	$25.20
2008	1,279,000	$4.00	$5.15	392,000	$23.00	$25.07
	2,197,000			674,000

Swaps:
	Gas		Oil
	MMBtu (a)	Price	Bbls	Price
Production Period:
3rd Quarter 2007	2,400,000	$8.34	75,000	$72.75
4th Quarter 2007	2,400,000	$8.34	225,000	$72.75
2008	6,300,000	$8.19	720,000	$65.60
	11,100,000		1,020,000

(a)       One MMBtu equals one Mcf at a Btu factor of 1,000.

In January 2007, the Company terminated certain fixed-price oil swaps covering 150,000 barrels at a price of $55.35 per barrel from July 2007 through August 2007, resulting in an aggregate realized gain of approximately $2.6 million, which will be collected from the counterparty monthly during 2007.

In July 2006, the Company also terminated certain fixed-price oil swaps covering 150,000 barrels at a price of $80.45 per barrel from July 2007 through December 2007, resulting in an aggregate loss of approximately $1.2 million, which will be paid to the counterparty monthly during 2007.

    Interest Rate Derivatives
The Company is a party to interest rate swaps that were acquired in connection with the acquisition of Southwest Royalties, Inc. in May 2004.  Under these derivatives, the Company pays a fixed rate for the notional principal balances and receives a floating market rate based on LIBOR.  The interest rate swaps are settled quarterly.  The following summarizes information concerning the Company’s net positions in open interest rate swaps applicable to periods subsequent to June 30, 2007.

Interest Rate Swaps:
	Principal	Fixed Libor
	Balance	Rates
Period:
July 1, 2007 to November 1, 2007	$50,000,000	5.19%
November 1, 2007 to November 1, 2008	$45,000,000	5.73%

    Accounting For Derivatives
The Company accounts for its derivatives in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended.  The Company did not designate any of its currently open commodity or interest rate derivatives as cash flow hedges; therefore, all changes in the fair value of these contracts prior to maturity, plus any realized gains or losses at maturity, are recorded as other income (expense) in the Company’s statements of operations.  For the six months ended June 30, 2007, the Company reported a $10.7 million loss on derivatives, consisting of an $11.2 million loss related to changes in mark-to-market valuations and a $500,000 realized gain on settled contracts.  For the six months ended June 30, 2006, loss on derivatives was $1.3 million, consisting of a $14.3 million gain related to changes in mark-to-market valuations and a $15.6 million realized loss on settled contracts.

8.            Financial Instruments

Cash and cash equivalents, receivables, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments.  Indebtedness under the secured bank credit facility was estimated to have a fair value approximating the carrying amount since the interest rate is generally market sensitive.  The estimated fair value of the Company’s Senior Notes at June 30, 2007 and December 31, 2006 was approximately $207 million and $207.6 million, respectively.

The fair values of derivatives as of June 30, 2007 and December 31, 2006 are set forth below.  The associated carrying values at these dates are equal to their estimated fair values.

	June 30,	December 31,
	2007	2006
	(In thousands)
Assets (liabilities):
Commodity derivatives	$(36,544)	$(25,289)
Interest rate derivatives	(181)	(200)
Net liabilities	$(36,725)	$(25,489)

9.             Inventory

The Company maintains an inventory of tubular goods and other well equipment for use in its exploration and development drilling activities.  Any gains or losses on disposition of inventory, and any losses on write-down of inventory to its estimated market value, are reported as gain or loss on sales of assets in the accompanying consolidated statements of operations.  The 2007 period included a charge of $8.9 million to write-down inventory to its estimated market value at June 30, 2007.  The write-down resulted primarily from the sale of certain surplus equipment at an auction in March 2007.  The Company received $4.5 million of net proceeds from the auction in April 2007 when the auction sale was consummated.

10.          Income Taxes

The Company’s effective federal and state income tax rate for the six months ended June 30, 2007 of 34.6% differed from the statutory federal rate of 35% due to tax benefits derived from statutory depletion deductions, offset in part by increases in the tax provision related primarily to the effects of the recently-enacted Texas Margin Tax and certain non-deductible expenses.

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

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007.  Upon adoption of FIN 48, the Company recorded a $1.6 million liability for taxes payable related to unrecognized tax benefits arising from uncertain tax positions taken by the Company in previous periods.  No additional unrecognized tax benefits originated during the six months ended June 30, 2007.  The tax liability recorded under FIN 48 is included in other non-current liabilities in the accompanying consolidated balance sheet at June 30, 2007.

All of the unrecognized tax benefits at June 30, 2007 relate to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductions.  Because of the impact of deferred tax accounting, the disallowance of the shorter deduction period would not affect the annual effective tax rate but would only change the amount of deferred tax assets related to net operating loss carryforwards.

Interest and penalties which are accrued on unrecognized tax benefits are recorded as interest expense in the accompanying statements of operations.  However, due to the Company’s net operating loss carryforwards, no interest or penalties have been accrued on the Company’s unrecognized tax benefits.

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

Larclay JV
In April 2006, the Company formed a joint venture (“Larclay JV”) with Lariat Services, Inc. (“Lariat”) to construct, own and operate 12 new drilling rigs.  The Company and Lariat each own a 50% interest in Larclay JV.  The rigs are being constructed on behalf of Larclay JV by Lariat, as operations manager.  Eleven of the rigs were fully constructed at June 30, 2007.  Equipment rig up on the remaining rig has been temporarily suspended.  To date, construction costs of all rigs, excluding capitalized interest, has totaled approximately $83.3 million.  A lender has provided a $75 million secured term loan to Larclay JV to finance most of the cost of constructing and initially equipping the rigs.  The Company is not a maker on the Larclay JV term loan, but it is providing partial credit support for the Larclay JV term loan (see Note 4).

Also in April 2006, the Company entered into a three-year drilling contract with Larclay JV assuring the availability of each rig for use in the ordinary course of the Company’s exploration and development drilling program throughout the term of the drilling contract.  The provisions of the drilling contract provide that the Company contract for each rig on a well-by-well basis at then current market rates.  If a rig is not needed by the Company at any time during the term of the contract, Larclay JV may contract with other operators for the use of such rig, subject to certain restrictions.  If a rig is idle, the Company will pay Larclay JV an idle rig rate ranging from $8,100 per day to $10,300 per day (plus crew labor expenses, if applicable), depending on the size of the rig.  The Company’s maximum potential obligation to pay idle rig rates over the term of this drilling contract, excluding any crew labor expenses, totals approximately $95.4 million at June 30, 2007.

Although the Company and Lariat own equal interests in Larclay JV, the Company meets the definition of the primary beneficiary of Larclay JV’s expected cash flows under FIN 46R.  As the primary beneficiary under FIN 46R, the Company is required to include the accounts of Larclay JV in the Company’s consolidated financial statements.  As of June 30, 2007, Lariat’s equity ownership in the net assets of Larclay JV was $3.2 million, which is recorded as minority interest and included in other non-current liabilities in the accompanying consolidated financial statements.  The Company’s intercompany accounts with Larclay JV have been eliminated in consolidation.

12.          Commitments and Contingencies

Purchase Commitments
The Company is presently obligated under firm orders for two drilling rigs and related equipment in an aggregate amount of $22.5 million, for which cash deposits totaling $16.3 million have been paid to the equipment suppliers as of June 30, 2007.  The rig manufacturer has completed construction of the rigs, but the Company has temporarily suspended final preparations to get the rigs fully operational.

In addition to the Larclay JV drilling contract discussed in Note 11, the Company has also entered into two drilling contracts with third party drilling contractors and is obligated at June 30, 2007 to make payments under these contracts totaling $2.4 million in 2007.

13.          Oil and Gas Properties

The following sets forth the capitalized costs for oil and gas properties as of June 30, 2007 and December 31, 2006.
	June 30, 2007	December 31, 2006
	(In thousands)
Proved properties	$1,171,540	$1,097,341
Unproved properties	139,273	129,420
Total capitalized costs	1,310,813	1,226,761
Accumulated depreciation, depletion and amortization	(685,134)	(654,316)
Net capitalized costs	$625,679	$572,445

14.          Segment Information

In accordance with SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), the Company has two reportable operating segments, which are oil and gas exploration and production and contract drilling services.  Beginning in April 2006, the Company formed the Larclay JV, a contract drilling joint venture that the Company consolidates in its financial statements (see Note 11).  Effective January 1, 2007, the contract drilling segment meets the quantitative thresholds under SFAS 131 to be considered a reportable operating segment and, accordingly, is shown as “Contract Drilling” in the tables below.

The following tables present selected financial information regarding the Company’s operating segments for the three-month and six-month periods ended June 30, 2007 and 2006.

For the Three Months Ended June 30, 2007	Oil and Gas	Contract Drilling	Intercompany Eliminations	Consolidated Total
	(Unaudited)
	(In thousands)
Revenues	$78,336	$16,939	$(2,711)	$92,564
Depreciation, depletion and amortization (a)	17,104	2,172	(310)	18,966
Other operating expenses (b)	52,182	9,816	(2,098)	59,900
Interest expense	6,939	1,047	-	7,986
Other (income) expense	(9,724)	-	-	(9,724)
Income before income taxes and
minority interest	11,835	3,904	(303)	15,436

Income tax expense	(3,991)	(1,366)	-	(5,357)
Minority interest, net of tax	-	(1,269)	-	(1,269)

Net income	$7,844	$1,269	$(303)	$8,810

Total assets	$746,953	$97,866	$(3,389)	$841,430
Additions to property and equipment	$59,097	$4,066	$(303)	$62,860

For the Six Months Ended June 30, 2007	Oil and Gas	Contract Drilling	Intercompany Eliminations	Consolidated Total
	(Unaudited)
	(In thousands)
Revenues	$142,420	$27,875	$(5,230)	$165,065
Depreciation, depletion and amortization (a)	31,517	3,779	(534)	34,762
Other operating expenses (b)	98,628	15,643	(3,908)	110,363
Interest expense	13,734	1,881	-	15,615
Other (income) expense	6,412	-	-	6,412
Income (loss) before income taxes and
minority interest	(7,871)	6,572	(788)	(2,087)

Income tax (expense) benefit	3,023	(2,300)	-	723
Minority interest, net of tax	-	(2,136)	-	(2,136)

Net income (loss)	$(4,848)	$2,136	$(788)	$(3,500)

Total assets	$746,953	$97,866	$(3,389)	$841,430
Additions to property and equipment	$120,621	$20,135	$(788)	$139,968

For the Three Months Ended June 30, 2006	Oil and Gas	Contract Drilling	Intercompany Eliminations	Consolidated Total
	(Unaudited)
	(In thousands)
Revenues	$69,967	$748	$(374)	$70,341
Depreciation, depletion and amortization (a)	15,910	144	(72)	15,982
Other operating expenses (b)	28,765	444	(216)	28,993
Interest expense	4,923	38	-	4,961
Other (income) expense	(695)	-	-	(695)
Income before income taxes and
minority interest	21,064	122	(86)	21,100

Income tax expense	(3,052)	(42)	-	(3,094)
Minority interest, net of tax	-	(40)	-	(40)

Net income	$18,012	$40	$(86)	$17,966

Total assets	$673,224	$40,343	$(1,339)	$712,228
Additions to property and equipment	$51,316	$31,607	$(86)	$82,837

For the Six Months Ended June 30, 2006	Oil and Gas	Contract Drilling	Intercompany Eliminations	Consolidated Total
	(Unaudited)
	(In thousands)
Revenues	$133,361	$748	$(374)	$133,735
Depreciation, depletion and amortization (a)	30,620	144	(72)	30,692
Other operating expenses (b)	66,962	444	(216)	67,190
Interest expense	9,262	38	-	9,300
Other (income) expense	259	-	-	259
Income before income taxes and
minority interest	26,258	122	(86)	26,294

Income tax expense	(4,870)	(42)	-	(4,912)
Minority interest, net of tax	-	(40)	-	(40)

Net income	$21,388	$40	$(86)	$21,342

Total assets	$673,224	$40,343	$(1,339)	$712,228
Additions to property and equipment	$119,618	$31,607	$(86)	$151,139

(a)	Includes impairment of property and equipment.
(b)
Includes the following expenses:  production, exploration, natural gas services, drilling rig services, accretion of abandonment obligations, general and administrative and loss on sales of property and equipment.

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

The financial information which follows sets forth the Company’s condensed consolidating financial statements as of and for the periods indicated.

Condensed Consolidating Balance Sheet
June 30, 2007
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Current assets	$123,611	$99,836	$16,328	$(142,995)	$96,780
Property and equipment, net	350,023	276,219	87,656	-	713,898
Investments in subsidiaries	71,545	-	-	(71,545)	-
Other assets	29,843	324	585	-	30,752
Total assets	$575,022	$376,379	$104,569	$(214,540)	$841,430

Current liabilities	$90,434	$171,946	$39,875	$(142,995)	$159,260
Non-current liabilities:
Long-term debt	405,500	-	48,750	-	454,250
Fair value of derivatives	3,307	8,841	-	-	12,148
Other	11,914	56,189	109	-	68,212
	420,721	65,030	48,859	-	534,610

Stockholders’ equity	63,867	139,403	15,835	(71,545)	147,560
Total liabilities and
stockholders’ equity	$575,022	$376,379	$104,569	$(214,540)	$841,430

Condensed Consolidating Balance Sheet
December 31, 2006
(In thousands)			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Current assets	$160,772	$96,386	$11,781	$(142,941)	$125,998
Property and equipment, net	293,775	279,913	71,121	-	644,809
Investments in subsidiaries	72,171	-	-	(72,171)	-
Other assets	23,638	358	630	-	24,626
Total assets	$550,356	$376,657	$83,532	$(215,112)	$795,433

Current liabilities	$89,704	$176,876	$25,427	$(142,941)	$149,066
Non-current liabilities:
Long-term debt	365,000	-	48,876	-	413,876
Fair value of derivatives	313	20,968	-	-	21,281
Other	10,257	55,870	103	-	66,230
	375,570	76,838	48,979	-	501,387

Stockholders’ equity	85,082	122,943	9,126	(72,171)	144,980
Total liabilities and
stockholders’ equity	$550,356	$376,657	$83,532	$(215,112)	$795,433

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2007
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Total revenue	$52,272	$26,311	$17,098	$(3,117)	$92,564
Costs and expenses	53,357	16,195	12,128	(2,814)	78,866
Operating income (loss)	(1,085)	10,116	4,970	(303)	13,698
Other income (expense)	1,557	1,204	(1,023)	-	1,738
Income tax expense	(5,357)	-	-	-	(5,357)
Minority interest, net of tax	(1,269)	-	-	-	(1,269)
Net income (loss)	$(6,154)	$11,320	$3,947	$(303)	$8,810

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2007
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Total revenue	$92,399	$50,480	$28,136	$(5,950)	$165,065
Costs and expenses	98,250	32,334	19,703	(5,162)	145,125
Operating income (loss)	(5,851)	18,146	8,433	(788)	19,940
Other income (expense)	(18,000)	(2,198)	(1,829)	-	(22,027)
Income tax benefit	723	-	-	-	723
Minority interest, net of tax	(2,136)	-	-	-	(2,136)
Net income (loss)	$(25,264)	$15,948	$6,604	$(788)	$(3,500)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2006
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entity	Eliminations	Consolidated
Total revenue	$42,268	$28,123	$747	$(797)	$70,341
Costs and expenses	27,743	17,356	587	(711)	44,975
Operating income (loss)	14,525	10,767	160	(86)	25,366
Other income (expense)	531	(4,758)	(39)	-	(4,266)
Income tax expense	(3,094)	-	-	-	(3,094)
Minority interest, net of tax	(40)	-	-	-	(40)
Net income (loss)	$11,922	$6,009	$121	$(86)	$17,966

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2006
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entity	Eliminations	Consolidated
Total revenue	$79,282	$55,156	$747	$(1,450)	$133,735
Costs and expenses	64,525	34,134	587	(1,364)	97,882
Operating income (loss)	14,757	21,022	160	(86)	35,853
Other income (expense)	(3,760)	(5,760)	(39)	-	(9,559)
Income tax expense	(4,912)	-	-	-	(4,912)
Minority interest, net of tax	(40)	-	-	-	(40)
Net income (loss)	$6,045	$15,262	$121	$(86)	$21,342

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2007
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Operating activities	$58,415	$21,692	$9,295	$534	$89,936
Investing activities	(110,585)	(7,652)	(20,411)	(34)	(138,682)
Financing activities	49,095	(14,124)	8,721	(500)	43,192
Net increase (decrease) in
cash and cash equivalents	(3,075)	(84)	(2,395)	-	(5,554)
Cash at the beginning of
the period	6,116	1,298	6,426	-	13,840
Cash at end of the period	$3,041	$1,214	$4,031	$-	$8,286

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2006
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entity	Eliminations	Consolidated
Operating activities	$34,485	$39,977	$2,514	$72	$77,048
Investing activities	(123,978)	(11,509)	(31,607)	428	(166,666)
Financing activities	92,353	(27,887)	36,586	(500)	100,552
Net increase in cash and
cash equivalents	2,860	581	7,493	-	10,934
Cash at beginning of
the period	4,302	1,633	-	-	5,935
Cash at end of the period	$7,162	$2,214	$7,493	$-	$16,869

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

   Finding quality domestic oil and gas reserves through exploration is a significant challenge and involves a high degree of risk.  We believe that our planned exploration activities in 2007 offer us the opportunity to add significant oil and gas reserves through the drilling of several potentially high-impact wells, particularly in our East Texas Bossier area.  However, these wells are very expensive to drill and involve a high degree of risk.

Key Factors to Consider

   The following summarizes the key factors considered by management in the review of our financial condition and operating performance for the second quarter of 2007 and the outlook for the remainder of 2007.

•
Despite our high level of capital spending in fiscal 2006 and continuing through June 2007, our oil and gas production for the three months ended June 30, 2007 was only 17% higher on an Mcfe basis than in the comparable period in 2006.  A significant portion of our fiscal 2006 and fiscal 2007 expenditures  to date have not resulted in current production because they relate to (a) unproved exploratory prospects, (b) drilling or completion activities that are in progress, or (c) non-productive leasing and drilling activities.

•
Exploration costs related to abandonments and impairments were $23.5 million in the second quarter of 2007, of which approximately $22.4 million related to unsuccessful well costs and $1.1 million related to impairment of unproved acreage.  Most of the abandonment and impairment costs in the second quarter of 2007 related to prospects in Louisiana.

•
We spent $119.7 million on exploration and development activities during the first half of 2007, of which approximately 65% was on exploratory prospects.  We currently plan to spend approximately $235.1 million for fiscal 2007, an increase of $48.9 million from our previous estimate of $186.2 million.  Most of the increase relates to developmental drilling in North Louisiana, the Austin Chalk (Trend) and the Permian Basin.  As a result, our planned expenditures are expected to be more balanced, with approximately 53% applied to exploratory activities.

•
Our expenditures on exploration and development activities for the first six months of 2007 exceeded cash flow from operating activities, excluding cash flow from our contract drilling segment, by approximately $37 million, and our expenditures for the remainder of 2007 are also expected to exceed our operating cash flow, although not by as large a margin.  We cannot predict our drilling success on exploratory prospects, and our future results of operations and financial condition could be adversely affected by unsuccessful exploratory drilling results.

•
During the first half of 2007, we increased borrowings under our revolving credit facility by $40.5 million from $140 million at December 31, 2006 to $180.5 million at June 30, 2007 to partially finance our exploration and development activities.

•
At June 30, 2007, our capitalized unproved oil and gas properties totaled $139.3 million, of which approximately $98.4 million was attributable to unproved acreage.  Unproved properties are subject to a valuation impairment to the extent the carrying cost of a prospect exceeds its estimated fair value.  Therefore, our results of operations in future periods may be adversely affected by unproved property impairments.

•
We recorded a $6.1 million net gain on derivatives in the second quarter of 2007.  We recorded a $1.5 million realized loss on settled contracts and a $7.6 million gain for changes in mark-to-market valuations.  Since we do not presently designate our derivatives as cash flow hedges under applicable accounting standards, we recognize the full effect of changing prices on mark-to-market valuations as a current charge or credit to our results of operations.

Recent Exploration and Developmental Activities

Overview
   As shown in “Liquidity and Capital Resources – Capital Expenditures,” we incurred expenditures for exploration and development activities of $119.7 million during the first six months of 2007, of which approximately 65% were related to exploratory drilling and leasing activities.  We also increased our estimates for capital expenditures in fiscal 2007 from $186.2 million to $235.1 million.

   In addition to our on-going drilling program in the Miocene Trends of South Louisiana and our Cotton Valley/Gray exploration program in North Louisiana, we have begun an aggressive exploratory drilling program targeting the deep Bossier formation in East Texas and North Louisiana.

South Louisiana
   Prior to 2007, we had drilled 67 gross (53.6 net) exploratory wells in South Louisiana, of which 34 gross (25.9 net) were completed as producers.  The following table sets forth certain information about our exploratory and developmental well activities in South Louisiana subsequent to December 31, 2006.

		Working	Current
Spud Date	Well Name (Prospect)	Interest	Status
April 2006	Cobena #1 (Boa II)	63%	Dry
January 2007	SL 195 QQ #7 (Floyd)	100%	Producing
February 2007	SL 195 QQ #10 (Floyd)	75%	Producing
February 2007	Orleans Levee District #2 (American Bay)	45%	Producing
March 2007	Bowie Lumber Co. #1 (Bayou Boeuf)	100%	Dry
April 2007	Pivach Agency #1 (Elsa)	94%	Dry
June 2007	SL 195 QQ #12 (Floyd)	100%	Drilling
June 2007	SL 16849 #2 (Dolly)	94%	Waiting on pipeline

   We abandoned the Cobena #1, a 15,250-foot exploratory well in Acadia Parish in the Boa II prospect on which drilling operations began in April 2006.  We recorded a pre-tax charge of approximately $12.0 million related to the abandonment of this well.

In our Floyd prospect, we have drilled 11 wells to date, of which 10 are on production, with the remaining well presently drilling.  These wells are producing at combined rates of 10,700 Mcf of gas per day and 450 barrels of oil per day, net to the Company’s interest.  During the second quarter of 2007, the Company was able to partially resolve its production facility constraints, and increase the level of combined production to near the combined rates at which the wells are capable of producing.  In order to fully resolve these capacity issues, the Company may build its own plant and production facilities in the future to process and market gas production from all the wells in the prospect.  We have also drilled and completed a second well in the Dolly prospect, the SL 16849 #2, an offset to the SL 16849 #1, which is currently waiting on pipeline construction.

North Louisiana
In 2005, we began an exploration program in North Louisiana targeting the Cotton Valley/Gray and Bossier formations.  In this area, the Cotton Valley/Gray formations are encountered at depths ranging from 8,000 to 12,000 feet, and the Bossier formation is encountered at depths ranging from 11,000 to 15,500 feet.  We believe that these tight sandstone formations have become more economically viable due to higher product prices, coupled with enhanced drilling and completion techniques.

Prior to 2007, we had drilled 4 gross (3.7 net) exploratory wells in North Louisiana, of which 2 gross (1.7 net) were completed as producers.  The following table sets forth certain information about our well activities in North Louisiana subsequent to December 31, 2006.  This table does not include non-operated wells.

		Working	Current
Spud Date	Well Name (Prospect)	Interest	Status
October 2006	P. Benoit #1 (Sarepta)	91%	Waiting on completion
January 2007	J.L. Hood #1 (Terryville)	86%	Producing
February 2007	J. Huey #1 (Terryville)	86%	Producing
March 2007	David Barton #1 (Winnsboro)	100%	Dry
March 2007	George Staton #1 (Sarepta)	70%	Producing
April 2007	Bice #1 (Terryville)	86%	Producing
May 2007	C. Dugdale #1 (Choudrant)	99%	Waiting on pipeline
June 2007	Stephenson #1 (Terryville)	86%	Producing
June 2007	John Warren #1 (Terryville)	86%	Waiting on completion
July 2007	Burks #1 (Terryville)	86%	Waiting on completion
July 2007	Henry #2 (Terryville)	86%	Drilling
July 2007	Allen Estate #1 (Terryville)	86%	Drilling
August 2007	McCrary #1 (Terryville)	86%	Drilling

On our Terryville prospect in Lincoln Parish, we completed two wells, the C.M. Bice #1 and the Stephenson #1, as producers.  We also drilled two additional development wells, the John Warren #1 and the Burks #1, which are waiting on completion operations to commence.  We are currently drilling three additional development wells, the Henry #2, the Allen Estate #1, and the McCrary #1,  and plan to drill up to seven additional development wells in the Terryville prospect during the remainder of 2007.

Our first exploratory well on the Sarepta prospect in Webster Parish, the P. Benoit #1, targeted a hydrocarbon formation in the Gray sand, but that zone was non-productive.  We are waiting on availability of a completion rig to attempt completion in the Cotton Valley interval.  We also drilled the George Staton #1, a 12,200-foot exploratory well in the Sarepta prospect, which is currently producing.

We temporarily abandoned the David Barton #1, an exploratory well in the Winnsboro prospect in Richland Parish, prior to reaching the target interval.  Based on a geological evaluation, we recorded a pre-tax charge of $8.6 million related to the abandonment of this well in the second quarter of 2007.  We may drill an offset to the Barton well in late 2007 or 2008 in order to test the pressured Bossier interval in this area.  We currently have approximately 188,000 acres leased for Bossier drilling in North Louisiana.

East Texas Bossier
We have acquired a significant acreage position in East Texas targeting the Bossier formation which is encountered at depths ranging from 14,000 to 22,000 feet in this area.  To date, we have acquired approximately 54,000 net acres and hold up to 50,000 additional acres in the area of our Austin Chalk (Trend) production primarily in Burleson, Robertson, Brazos, Milam and Leon Counties, Texas.

We continue to drill two wells, the Big Bill Simpson #1, a 19,000-foot exploratory well in Leon County (70% working interest), and the Margarita #1, a 20,000-foot exploratory well in Robertson County (100% working interest), both targeting the Bossier formation.  These wells are very expensive to drill and involve a high degree of risk.  Depending upon drilling results of these two wells, we may drill additional Bossier wells in 2007.

Other
       We currently plan to keep one rig actively drilling developmental wells in the Permian Basin.  In addition, we have initiated an in-fill drilling program on our core acreage block in the Austin Chalk (Trend) area and plan to keep one rig continuously working in this area for the near term.

Supplemental Information

The following unaudited information is intended to supplement the consolidated financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Three Months Ended
	June 30,
	2007	2006
Oil and Gas Production Data:
Gas (MMcf)	5,151	4,016
Oil (MBbls)	577	555
Natural gas liquids (MBbls)	57	50
Total (MMcfe)	8,955	7,646

Average Realized Prices (a):
Gas ($/Mcf)	$7.20	$6.78
Oil ($/Bbl)	$62.51	$66.78
Natural gas liquids ($/Bbl):	$42.84	$37.56

Gain (Loss) on Settled Derivative Contracts (a):
($ in thousands, except per unit)
Gas: Net realized gain (loss)	$473	$(887)
Per unit produced ($/Mcf)	$.09	$(0.22)
Oil: Net realized loss	$(1,971)	$(6,700)
Per unit produced ($/Bbl)	$(3.42)	$(12.07)

Average Daily Production:
Natural Gas (Mcf):
Permian Basin	13,724	15,744
Louisiana	32,435	15,428
Austin Chalk (Trend)	2,445	2,757
Cotton Valley Reef Complex	7,651	9,723
Other	349	480
Total	56,604	44,132
Oil (Bbls):
Permian Basin	3,135	3,274
Louisiana	1,486	933
Austin Chalk (Trend)	1,627	1,833
Other	93	59
Total	6,341	6,099
Natural Gas Liquids (Bbls):
Permian Basin	226	227
Austin Chalk (Trend)	251	265
Other	149	57
Total	626	549

(Continued)

	Three Months Ended
	June 30,
	2007	2006
Exploration Costs (in thousands):
Abandonment and impairment costs:
South Louisiana	$14,217	$2,879
North Louisiana	8,679	-
Other	623	450
Total	23,519	3,329

Seismic and other	1,580	2,587
Total exploration costs	$25,099	$5,916

Depreciation, Depletion and Amortization (in thousands):
Oil and gas depletion	$16,331	$15,155
Contract drilling depreciation	1,862	-
Other depreciation	294	827
Total DD&A	$18,487	$15,982

Oil and Gas Costs ($/Mcfe Produced):
Production costs	$1.99	$2.08
Oil and gas depletion	$1.82	$1.98

Net Wells Drilled (b):
Exploratory Wells	4.2	5.2
Developmental Wells	5.7	-

	Six Months Ended
	June 30,
	2007	2006
Oil and Gas Production Data:
Gas (MMcf)	9,478	7,479
Oil (MBbls)	1,120	1,110
Natural gas liquids (MBbls)	103	98
Total (MMcfe)	16,816	14,727

Average Realized Prices (a):
Gas ($/Mcf)	$7.06	$6.99
Oil ($/Bbl)	$58.95	$63.41
Natural gas liquids ($/Bbl):	$38.58	$38.21

Gain (Loss) on Settled Derivative Contracts (a):
($ in thousands, except per unit)
Gas: Net realized gain (loss)	$4,982	$(3,065)
Per unit produced ($/Mcf)	$.53	$(0.41)
Oil: Net realized loss	$(4,530)	$(12,595)
Per unit produced ($/Bbl)	$(4.04)	$(11.35)

(Continued)

	Six Months Ended
	June 30,
	2007	2006
Average Daily Production:
Natural Gas (Mcf):
Permian Basin	14,552	14,789
Louisiana	27,510	12,465
Austin Chalk (Trend)	2,228	3,007
Cotton Valley Reef Complex	7,674	10,576
Other	401	483
Total	52,365	41,320
Oil (Bbls):
Permian Basin	3,117	3,244
Louisiana	1,347	1,011
Austin Chalk (Trend)	1,647	1,827
Other	77	51
Total	6,188	6,133
Natural Gas Liquids (Bbls):
Permian Basin	211	244
Austin Chalk (Trend)	259	262
Other	99	35
Total	569	541

Exploration Costs (in thousands):
Abandonment and impairment costs:
South Louisiana	$21,396	$10,886
North Louisiana	8,985	-
Permian Basin	989	2,317
Other	3,254	2,969
Total	34,624	16,172

Seismic and other	2,470	5,688
Total exploration costs	$37,094	$21,860

Depreciation, Depletion and Amortization (in thousands):
Oil and gas depletion	$29,879	$29,136
Contract drilling depreciation	3,245	-
Other depreciation	594	1,556
Total DD&A	$33,718	$30,692

Oil and Gas Costs ($/Mcfe Produced):
Production costs	$2.09	$2.10
Oil and gas depletion	$1.78	$1.98

Net Wells Drilled (b):
Exploratory Wells	9.2	12.8
Developmental Wells	9.2	1.7

(a)	No derivatives were designated as cash flow hedges in 2007 or 2006. All gains or losses on settled derivatives were included in gain/(loss) on derivatives.
(b)	Excludes wells being drilled or completed at the end of each period.

Operating Results – Three-Month Periods

   The following discussion compares our results for the three months ended June 30, 2007 to the comparative period in 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective quarterly period.

Oil and gas operating results

   Oil and gas sales in 2007 increased $8.5 million, or 13%, from 2006, due almost entirely to an increase in production.  Production in 2007 (on an Mcfe basis) was 17% higher than 2006.  Oil production increased 4% and gas production increased 28% in 2007 from 2006 due primarily to incremental production attributable to recent drilling activity in South Louisiana.  In 2007, our realized oil price was 6% lower than 2006, while our realized gas price was 6% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, increased 12% in 2007 as compared to 2006 due primarily to higher oilfield service costs.  After giving effect to a 17% increase in oil and gas production on an Mcfe basis, production costs per Mcfe decreased 4% from $2.08 per Mcfe in 2006 to $1.99 per Mcfe in 2007.  It is likely that production costs will continue to increase in future periods.

Oil and gas depletion expense increased $1.2 million, of which production variances accounted for a $2.6 million increase and rate variances accounted for a $1.4 million decrease.  On an Mcfe basis, depletion expense decreased 8% from $1.98 per Mcfe in 2006 to $1.82 per Mcfe in 2007 due in part to a lower depletable cost basis in 2007 compared to the 2006 period in two areas where we recorded an impairment of proved property under SFAS No. 144 in the last half of 2006.  Depletion expense per Mcfe of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration activities result in higher finding costs in 2007.

   We recorded a provision for impairment of proved properties under SFAS 144 of $479,000 during the second quarter of 2007 due to production performance.  This provision was attributable to one area in the Permian Basin.

Exploration costs

   Since we follow the successful efforts method of accounting, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2007, we charged to expense $25.1 million of exploration costs, as compared to $5.9 million in 2006.  Most of the 2007 costs were incurred in Louisiana.

   At June 30, 2007, our capitalized unproved oil and gas properties totaled $139.3 million, of which approximately $98.4 million was attributable to unproved acreage.  Unproved properties are subject to a valuation impairment to the extent the carrying cost of a prospect exceeds its estimated fair value.  Therefore, our results of operations in future periods may be adversely affected by unproved property impairments.

   We plan to spend approximately $235.1 million on exploration and development activities in fiscal 2007, of which approximately 53% is expected to be allocated to exploration activities.  Since exploratory drilling involves a high degree of risk, it is likely that a significant portion of the costs we incur in fiscal 2007 will be charged to exploration costs. However, we cannot predict our success rates and, accordingly, cannot predict our exploration costs related to abandonment and impairment costs.

Contract Drilling Services

   In April 2006, we formed a joint venture (“Larclay JV”) with Lariat Services, Inc. to construct, own, and operate 12 new drilling rigs.  We own a 50% interest in Larclay JV.  The rigs were constructed on behalf of Larclay JV by Lariat, as operations manager.  Although the Company and Lariat own equal interests in Larclay JV, the Company meets the definition of the primary beneficiary of Larclay JV’s expected cash flows under FIN 46R.  As the primary beneficiary under FIN 46R, the Company is required to include the accounts of Larclay JV in the Company’s consolidated financial statements.  During the three months ended June 30, 2007, we included contract drilling revenues of $14.2 million, net other operating expenses of $8.5 million, depreciation expense of $1.9 million and interest expense of $1 million in our statement of operations (see Note 14 to the consolidated financial statements).  Since the Larclay JV drilling rigs are partially utilized by us, the reported amounts are net of any intercompany profits eliminated in consolidation.

General and Administrative

   General and administrative (“G&A”) expenses increased 16% from $4.3 million in 2006 to $4.9 million in 2007 due primarily to increases in professional fees and services, salaries and legal fees.  Excluding non-cash employee compensation, G&A expenses increased from $3.8 million in 2006 to $4.4 million in 2007.  In 2007 and 2006, we recorded a $500,000 non-cash compensation charge related to our after payout incentive plan.

Interest expense

   Interest expense increased 60% from $5 million in 2006 to $8 million in 2007 due to a combination of factors.  In 2006 and 2007, we used our revolving loan facility to partially finance our exploration and development activities.  The average daily principal balance outstanding under our revolving credit facility for 2007 was $175 million compared to $80.5 million for 2006.  Capitalized interest for 2007 was $1.1 million compared to $1.5 million in 2006.  We also included $1 million of interest expense associated with our Larclay JV during 2007.

Gain/loss on derivatives

We did not designate any derivative contracts in 2007 or 2006 as cash flow hedges; therefore all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  For the three months ended June 30, 2007, we reported a $6.1 million net gain on derivatives, consisting of a $7.6 million non-cash gain to mark our derivative positions to their fair value at June 30, 2007 and a $1.5 million realized loss on settled contracts.  For the three months ended June 30, 2006, we recorded a net gain on derivatives of $245,000, consisting of a $7.7 million non-cash gain related to changes in mark-to-market valuations and a $7.5 million realized loss on settled contracts.

Other income

We recorded a gain on settlement of a lawsuit during 2007 of $2.9 million involving a dispute over the rights to produce hydrocarbons under certain leases in Alabama.  No gains or losses pertaining to lawsuits were recorded during the 2006 period.

Income tax expense (benefit)

   Our effective income tax rate in 2007 of 34.7% differed from the statutory federal rate of 35% due primarily to increases in the tax provision related primarily to the effects of the recently-enacted Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from statutory depletion deductions.

Operating Results – Six-Month Periods

   The following discussion compares our results for the six months ended June 30, 2007 to the comparative period in 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective six-month period.

Oil and gas operating results

   Oil and gas sales in 2007 increased $9.4 million, or 7%, from 2006, of which production variances accounted for a $13.6 million increase and price variances accounted for a $4.2 million decrease.  Production in 2007 (on an Mcfe basis) was 14% higher than 2006.  Oil production increased 1% in 2007 and gas production increased 27% in 2007 from 2006 due primarily to production attributable to recent drilling activity in South Louisiana.  In 2007, our realized oil price was 7% lower than 2006, while our realized gas price was 1% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, increased 14% in 2007 as compared to 2006 due primarily to higher oilfield service costs.  After giving effect to a 14% increase in oil and gas production on an Mcfe basis, production costs per Mcfe decreased from $2.10 per Mcfe in 2006 to $2.09 per Mcfe in 2007.  It is likely that production costs will continue to increase in future periods.

Oil and gas depletion expense increased $743,000, of which volume variances accounted for a $4.1 million increase and rate variances accounted for a $3.4 million decrease.  On an Mcfe basis, depletion expense decreased 10% from $1.98 per Mcfe in 2006 to $1.78 per Mcfe in 2007 due in part to a lower depletable cost basis in 2007 compared to the 2006 period in two areas where we recorded an impairment of proved property under SFAS No. 144 in the last half of 2006.  Depletion expense per Mcfe of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration activities result in higher finding costs in 2007.

   We recorded a provision for impairment of proved properties under SFAS 144 of $1 million for the first half of  2007 due to production performance.  This provision was attributable to one area in the Permian Basin.

Exploration costs

   Since we follow the successful efforts method of accounting, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2007, we charged to expense $37.1 million of exploration costs, as compared to $21.9 million in 2006.  Most of the 2007 costs were incurred in Louisiana, the Permian Basin and Utah.

   At June 30, 2007, our capitalized unproved oil and gas properties totaled $139.3 million, of which approximately $98.4 million was attributable to unproved acreage.  Unproved properties are subject to a valuation impairment to the extent the carrying cost of a prospect exceeds its estimated fair value.  Therefore, our results of operations in future periods may be adversely affected by unproved property impairments.

   We plan to spend approximately $235.1 million on exploration and development activities in fiscal 2007, of which approximately 53% is expected to be allocated to exploration activities.  Since exploratory drilling involves a high degree of risk, it is likely that a significant portion of the costs we incur in fiscal 2007 will be charged to exploration costs. However, we cannot predict our success rates and, accordingly, cannot predict our exploration costs related to abandonment and impairment costs.

Contract Drilling Services

   In April 2006, we formed a joint venture (“Larclay JV”) with Lariat Services, Inc. to construct, own, and operate 12 new drilling rigs.  We own a 50% interest in Larclay JV.  The rigs were constructed on behalf of Larclay JV by Lariat, as operations manager.  Although the Company and Lariat own equal interests in Larclay JV, the Company meets the definition of the primary beneficiary of Larclay JV’s expected cash flows under FIN 46R.  As the primary beneficiary under FIN 46R, the Company is required to include the accounts of Larclay JV in the Company’s consolidated financial statements.  During the six months ended June 30, 2007, we included contract drilling revenues of $22.6 million, net other operating expenses of $13.5 million, depreciation expense of $3.2 million and interest expense of $1.9 million in our statement of operations (see Note 14 to the consolidated financial statements).  Since the Larclay JV drilling rigs are partially utilized by us, the reported amounts are net of any intercompany profits eliminated in consolidation.

General and Administrative

   General and administrative (“G&A”) expenses increased 6% from $8.3 million in 2006 to $8.8 million in 2007 due primarily to higher professional fees and services and salaries.  Excluding non-cash employee compensation, G&A expenses increased from $7.2 million in 2006 to $7.7 million in 2007.  In 2007, we recorded a $1 million non-cash compensation charge related to our after payout incentive plan and $110,000 for stock-based employee compensation.

In 2006, we recorded a $128,000 non-cash charge for stock-based employee compensation and a $1 million non-cash charge related to our after payout incentive plan.

Interest expense

   Interest expense increased 68% from $9.3 million in 2006 to $15.6 million in 2007 due to a combination of factors.  In 2006 and 2007, we used our revolving loan facility to partially finance our exploration and development activities.  The average daily principal balance outstanding under our revolving credit facility for 2007 was $167.1 million compared to $62.1 million for 2006.  Capitalized interest for 2007 was $2.1 million compared to $2.8 million in 2006.  We also included $1.9 million of interest expense associated with our Larclay JV during 2007.

Gain/loss on derivatives

We did not designate any derivative contracts in 2007 or 2006 as cash flow hedges; therefore all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  For the six months ended June 30, 2007, we reported a $10.7 million net loss on derivatives, consisting of an $11.2 million non-cash loss to mark our derivative positions to their fair value at June 30, 2007 and a $500,000 realized gain on settled contracts.  For the six months ended June 30, 2006, we recorded a net loss on derivatives of $1.3 million, consisting of a $14.3 million non-cash gain related to changes in mark-to-market valuations and a $15.6 million realized loss on settled contracts.

Other

Loss on sale of assets for 2007 was $9.3 million compared to $13,000 for 2006.  The 2007 charge was due to recording losses on inventory which included a charge of $8.9 million to write-down inventory to its estimated market value at March 31, 2007.  The write-down resulted primarily from the sale of certain surplus equipment at an auction in March 2007.  Other income for 2007 was income of $4.3 million compared to income of $1.1 million for the 2006 period.  The 2007 period included a $2.9 million gain on settlement of litigation.  No lawsuit settlements or write-downs of inventory were recorded during the 2006 period.

Income tax expense (benefit)

   Our effective income tax rate in 2007 of 34.6% differed from the statutory federal rate of 35% due primarily to increases in the tax provision related primarily to the effects of the recently-enacted Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from statutory depletion deductions.

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

In 2005, we issued $225 million of aggregate principal amount of Senior Notes and used the net proceeds to repay all amounts outstanding on the revolving credit facility at that time.  However, we relied heavily on advances under the revolving credit facility to finance a significant portion of our exploration and development activities in 2006 and during the first half of 2007.  At June 30, 2007, we had $180.5 million outstanding on the revolving credit facility.

Our expenditures on exploration and development activities for the first six months of 2007 exceeded cash flow from operating activities, excluding cash flow from our contract drilling segment, by approximately $37 million, and our expenditures for the remainder of 2007 are also expected to exceed our operating cash flow, although not by as large a margin.  We cannot predict our drilling success on exploratory prospects, and our future results of operations and financial condition could be adversely affected by unsuccessful exploratory drilling results.  In this section, we will describe our current plans for capital spending, identify the capital resources available to finance our capital spending, and discuss the principal factors that can affect our liquidity and capital resources.

Capital expenditures

We incurred expenditures for exploration and development activities of $119.7 million during the first six months of 2007 and have increased our estimates for planned expenditures for fiscal 2007 by $48.9 million from $186.2 million to $235.1 million.  The following table summarizes, by area, our actual expenditures for exploration and development activities for the first half of 2007 and our planned expenditures for the year ending December 31, 2007.

	Actual	Planned
	Expenditures	Expenditures	Year 2007
	Six Months Ended	Year Ending	Percentage
	June 30, 2007	December 31, 2007	of Total
	(In thousands)
North Louisiana	$36,100	$84,700	36%
South Louisiana	49,900	65,700	28%
East Texas Bossier	13,900	34,200	15%
Permian Basin	12,200	28,300	12%
Austin Chalk (Trend)	3,500	14,500	6%
Utah/California	3,700	7,200	3%
Other	400	500	-
	$119,700	$235,100	100%

Our actual expenditures during fiscal 2007 may be substantially higher or lower than these estimates since our plans for exploration and development activities may change during the year.  Other factors, such as prevailing product prices and the availability of capital resources, could also increase or decrease the ultimate level of expenditures during fiscal 2007.

Most of the $48.9 million increase in estimated capital expenditures for fiscal 2007 relates to increased drilling activity in the Terryville area in North Louisiana, the Austin Chalk (Trend) and the Permian Basin.  Based on recent drilling results, we have changed the classification on wells drilled in 2007 in our Terryville prospect from exploratory to developmental and have added nine additional locations for developmental drilling during the last half of 2007.  In addition, we have decided to increase developmental drilling activities in oil-prone areas such as our core acreage block in the Austin Chalk (Trend), where we have in-fill drilling opportunities, and in the Permian Basin.  As a result, we now estimate that our expenditures for exploration and development activities for fiscal 2007 will be more balanced, with approximately 53% relating to exploratory prospects and approximately 47% relating to development activities, as compared to our previous estimate of 78% and 22%, respectively.

Our expenditures for exploration and development activities for the six months ended June 30, 2007 exceeded our cash flow from operating activities for the same period, excluding cash flows from our contract drilling segment, by approximately $37 million, and we expect our spending during the remainder of 2007 to outpace our operating cash flow, although not by as large a margin.  To the extent possible, we intend to finance this shortfall by borrowings on the revolving credit facility.  Our internal cash flow forecasts indicate that the amount of funds available to us under our revolving credit facility, when combined with our anticipated operating cash flow, will be sufficient to finance our capital expenditures and will provide us with adequate liquidity at least through 2007.  Although we believe the assumptions and estimates made in our forecasts are reasonable, uncertainties exist which could cause the borrowing base to be less than expected, cash flow to be less than expected, or capital expenditures to be more than expected.  In the event we lack adequate liquidity to finance our expenditures in 2007, we are currently considering several options for alternative capital resources, including the sale of assets.

      We have placed orders for two 2,000 horsepower rigs for possible use in our Bossier drilling program in North Louisiana and East Texas.  At June 30, 2007, we had invested $16.3 million in these rigs and were committed under firm purchase contracts for an additional $6 million which we paid in July 2007.  We have offered these drilling rigs for sale (see “Alternative Capital Resources”).

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

Cash flow provided by operating activities for the six months ended June 30, 2007 increased $12.9 million, or 16%, as compared to the corresponding period in 2006.  Approximately $7.2 million of the increase in operating cash flow was attributable to Larclay JV.  All of Larclay JV’s cash flow is dedicated to the repayment of a $75 million secured term loan facility (see “-Secured Term Loan of Larclay JV”).  The remainder of the increase in operating cash flow was derived primarily from oil and gas producing activities, offset in part by increased interest expense on higher levels of indebtedness.

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

During the first six months in 2007, we increased our borrowing base to $275 million and borrowed $40.5 million on the revolving credit facility to finance the excess of our exploration and development expenditures over cash flow from operating activities.  We also cancelled a $19 million letter of credit that had been issued in connection with the Larclay JV term loan.  At June 30, 2007, we had $93.7 million available under the revolving loan facility after accounting for outstanding letters of credit.

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

Working capital computed for loan compliance purposes differs from our working capital in accordance with generally accepted accounting principles (GAAP).  Since compliance with financial covenants is a material requirement under the credit facilities, we consider the loan compliance working capital to be useful as a measure of our liquidity because it includes the funds available to us under the revolving credit facility and is not affected by the volatility in working capital caused by changes in fair value of derivatives.  Our reported working capital deficit increased from $23.1 million at December 31, 2006 to $62.5 million at June 30, 2007 due primarily to a combination of factors, including decreases in inventory and an increase in the net liability for the fair value for derivatives.  After giving effect to the adjustments, our working capital computed for loan compliance purposes was a positive $79.4 million at June 30, 2007, as compared to a positive $36.9 million at December 31, 2006.  The following table reconciles our GAAP working capital to the working capital computed for loan compliance purposes at June 30, 2007 and December 31, 2006.

	June 30,	December 31,
	2007	2006
	(In thousands)
Working capital (deficit) per GAAP	$(62,480)	$(23,068)
Add funds available under the revolving credit facility	93,696	40,196
Exclude fair value of derivatives classified as current assets or current liabilities	24,586	5,993
Exclude current assets and current liabilities of Larclay JV	23,625	13,759
Working capital per loan covenant	$79,427	$36,880

Since we use this revolving credit facility for both short-term liquidity and long-term financing needs, it is important that we comply in all material respects with the loan agreement, including financial covenants that are computed quarterly.  The working capital covenant requires us to maintain positive working capital using the computations described above.  Another financial covenant under the credit facility requires us to maintain a ratio of indebtedness to cash flow of no more than 3 to 1.  While we were in compliance with all financial and non-financial covenants at June 30, 2007, our increased leverage and reduced liquidity may result in our failing to comply with one or more of these covenants in the future.  If we fail to meet any of these loan covenants, we would ask the banks to allow us sufficient time to obtain additional capital resources through alternative means.  If a suitable arrangement could not be reached with the banks, the banks could accelerate the indebtedness and seek to foreclose on the pledged assets.

The banks redetermine the borrowing base under the revolving credit facility at least twice a year, in May and November.   In June 2007, the borrowing base was increased from $200 million to $275 million.  If at any time, the borrowing base is less than the amount of outstanding indebtedness, we will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement.  We have relied heavily on advances under the revolving credit facility to finance a significant portion of our exploration and development activities in fiscal 2006 and the first half of 2007.  At June 30, 2007, we had $180.5 million outstanding on the revolving credit facility.

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

The Indenture governing the Senior Notes restricts our ability and the ability of our restricted subsidiaries to:  (i) borrow money; (ii) issue redeemable and preferred stock; (iii) pay distributions or dividends; (iv) make investments; (v) create liens without securing the Notes; (vi) enter into agreements that restrict dividends from subsidiaries; (vii) sell certain assets or merge with or into other companies; (viii) enter into transactions with affiliates; (ix) guarantee indebtedness; and (x) enter into new lines of business.  These covenants are subject to a number of important exceptions and qualifications.  We were in compliance with these covenants at June 30, 2007.

Secured Term Loan of Larclay JV

Larclay JV, a contract drilling joint venture with Lariat Services, Inc., obtained a $75 million secured term loan facility from a lender to finance the construction and equipping of twelve new drilling rigs.  The Larclay JV term loan is secured by substantially all of the assets of Larclay JV.  Initially, we pledged additional collateral in the form of a $19 million letter of credit to support the term loan.  In February 2007, we cancelled the letter of credit and replaced it with our corporate guaranty in the amount of $19.5 million.  In March 2007, we issued a $5 million letter of credit which expired in June 2007 as additional collateral under the term loan to cover any temporary shortfall in collateral value caused by delays in completing construction of the final drilling rigs being financed by the lender.  Concurrently, the guaranty was amended to limit our combined credit exposure under the guaranty and the letter of credit to $19.5 million.  Although we are not a maker on the Larclay JV term loan, we are providing partial credit support for the Larclay JV term loan and  required to fully consolidate the accounts of Larclay JV under FASB Interpretation No. 46R Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51 (as amended) (“FIN 46R”).

The Larclay JV term loan, as amended, bears interest at a floating rate based on a LIBOR average, plus 3.25%, and provides for monthly interest payments through June 2007 and monthly principal and interest payments thereafter sufficient to retire the principal balance by 35% in the first year, 25% in each of the next two years, and 15% in the fourth year.  Two voluntary prepayments of $10 million each may be made in 2008 and 2009 without a prepayment penalty.  The Larclay JV term loan prohibits Larclay JV from making any cash distributions to us or Lariat until the balance on the term loan is fully repaid, and repayments by Larclay JV of any loans by us or Lariat are subordinated to the loans outstanding under the term loan and are subject to other restrictions.  At June 30, 2007, the effective interest rate on the Larclay JV term loan was 8.7%.

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

       We have offered for sale most of our proven oil and gas properties in South Louisiana, the majority of which are located in Plaquemines Parish and the two 2,000 horsepower drilling rigs that we have ordered.  If we receive adequate consideration for these assets, we plan to sell these assets and use the net sales proceeds to repay indebtedness on our revolving credit facility.  In addition, Larclay JV has offered for sale its two 2,000 horsepower drillings rigs and, if an adequate offer is received, plans to use the net sales proceeds to repay a portion of its indebtedness under the Larclay JV term loan.

Item 3 -      Quantitative and Qualitative Disclosures About Market Risk

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to June 30, 2007.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Collars:
	Gas			Oil
	MMBtu (a)	Floor	Ceiling	Bbls	Floor	Ceiling
Production Period:
3rd Quarter 2007	459,000	$4.00	$5.18	141,000	$23.00	$25.20
4th Quarter 2007	459,000	$4.00	$5.18	141,000	$23.00	$25.20
2008	1,279,000	$4.00	$5.15	392,000	$23.00	$25.07
	2,197,000			674,000

Swaps:
	Gas		Oil
	MMBtu (a)	Price	Bbls	Price
Production Period:
3rd Quarter 2007	2,400,000	$8.34	75,000	$72.75
4th Quarter 2007	2,400,000	$8.34	225,000	$72.75
2008	6,300,000	$8.19	720,000	$65.60
	11,100,000		1,020,000

(a)      One MMBtu equals one Mcf at a Btu factor of 1,000.

In January 2007, the Company terminated certain fixed-price oil swaps covering 150,000 barrels at a price of $55.35 per barrel from July 2007 through August 2007, resulting in an aggregate realized gain of approximately $2.6 million, which will be collected from the counterparty monthly during 2007.

In July 2006, the Company also terminated certain fixed-price oil swaps covering 150,000 barrels at a price of $80.45 per barrel from July 2007 through December 2007, resulting in an aggregate loss of approximately $1.2 million, which will be paid to the counterparty monthly during 2007.

   We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of our commodity derivatives.  A $1 per barrel change in the price of oil and a $.50 per MMBtu change in the price of gas would change the fair value of our commodity derivatives by approximately $7.5 million.

Interest Rates

   We are exposed to interest rate risk on our long-term debt with a variable interest rate.  At June 30, 2007, our variable rate debt had a carrying value of $255.5 million, which approximated its fair value.  At June 30, 2007, our fixed rate debt had a carrying value of $225 million and an approximate fair value of $207 million, based on current market quotes.  We estimate that the hypothetical change in the fair value of our fixed-rate, long-term debt resulting from a 100-basis point change in interest rates would be approximately $9.2 million.

We are a party to interest rate swaps that were acquired in connection with the acquisition of Southwest Royalties, Inc. in May 2004.  Under these derivatives, we pay a fixed rate for the notional principal balances and receives a floating market rate based on LIBOR.  The following summarizes information concerning our net positions in open interest rate swaps applicable to periods subsequent to June 30, 2007.

	Principal	Fixed Libor
	Balance	Rates
Period:
July 1, 2007 to November 1, 2007	$50,000,000	5.19%
November 1, 2007 to November 1, 2008	$45,000,000	5.73%

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

•
It is the conclusion of our chief executive officer and our chief financial officer that these disclosure controls and procedures are effective in ensuring that information that is required to be disclosed by the Company in reports filed or submitted with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms established by the SEC.

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4 -                 Submission of Matters to a Vote of Security Holders

   On May 9, 2007, we held our Annual Meeting of Stockholders to (a) elect two directors to the Board of Directors for a term of three years, and (b) advise on the selection of KPMG LLP as our independent auditors for 2007.  At such meeting, Clayton W. Williams, Jr. and L. Paul Latham were reelected as directors, and stockholders advised that KPMG LLP should be selected as our independent auditors for 2007.

   The following is a summary of the votes cast at the Annual Meeting:

	Results of Voting	Votes For	Withheld
1.	Election of Directors
	Clayton W. Williams, Jr.	10,534,676	134,752
	L. Paul Latham	10,531,476	137,952

		Votes For	Withheld	Abstentions
2.	Advisory vote on the selection of KPMG LLP	10,623,441	30,586	15,401

Item 6 -                 Exhibits

Exhibits

**3.1	Second Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to our Form S-2 Registration Statement, Commission File No. 333-13441

**3.2	Certificate of Amendment of Second Restated Certificate of Incorporation of Clayton Williams Energy, Inc., filed as Exhibit 3.1 to our Form 10-Q for the period ended September 30, 2000††

**3.3	Corporate Bylaws of Clayton Williams Energy, Inc., as amended, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 8, 2007††

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

CLAYTON WILLIAMS ENERGY, INC.

Date:	August 9, 2007	By:	/s/ L. Paul Latham
L. Paul Latham
Executive Vice President and Chief
Operating Officer

Date:	August 9, 2007	By:	/s/ Mel G. Riggs
Mel G. Riggs
Senior Vice President and Chief Financial
Officer