Form 10-Q
period 2007-09-30
CLAYTON WILLIAMS ENERGY INC /DE
filed 2007-11-09
CIK 880115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

There were 11,352,051 shares of Common Stock, $.10 par value, of the registrant outstanding as of November 7, 2007.

CLAYTON WILLIAMS ENERGY, INC

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS
	September 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$9,522	$13,840
Accounts receivable:
Oil and gas sales	37,691	23,398
Joint interest and other, net	20,219	17,810
Affiliates	823	2,436
Inventory	15,578	40,392
Deferred income taxes	505	505
Fair value of derivatives	4,872	23,729
Assets held for sale	25,484	-
Prepaids and other	6,829	3,888
	121,523	125,998

PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	1,342,377	1,226,761
Natural gas gathering and processing systems	18,140	18,068
Contract drilling equipment	88,742	66,418
Other	16,919	15,848
	1,466,178	1,327,095
Less accumulated depreciation, depletion and amortization	(738,146)	(682,286)
Property and equipment, net	728,032	644,809

OTHER ASSETS
Debt issue costs, net	7,312	8,104
Fair value of derivatives	51	1,785
Other	6,483	14,737
	13,846	24,626
	$863,401	$795,433

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY
	September 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT LIABILITIES
Accounts payable:
Trade	$82,435	$75,815
Oil and gas sales	26,969	14,222
Affiliates	2,218	1,407
Current maturities of long-term debt	24,375	17,397
Fair value of derivatives	41,205	29,722
Accrued liabilities and other	5,299	10,503
	182,501	149,066

NON-CURRENT LIABILITIES
Long-term debt	457,063	413,876
Deferred income taxes	35,274	36,409
Fair value of derivatives	4,370	21,281
Other	35,647	29,821
	532,354	501,387

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share, authorized – 3,000,000
shares; none issued	-	-
Common stock, par value $.10 per share, authorized – 30,000,000 shares; issued and outstanding – 11,352,051 shares in 2007
and 11,152,051 shares in 2006	1,135	1,115
Additional paid-in capital	120,025	113,965
Retained earnings	27,386	29,900
	148,546	144,980
	$863,401	$795,433

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES
Oil and gas sales	$84,639	$61,519	$220,712	$188,143
Natural gas services	2,268	2,905	7,831	8,890
Drilling rig services	14,806	1,801	37,451	2,175
Gain on sales of assets	126	164	910	916
Total revenues	101,839	66,389	266,904	200,124

COSTS AND EXPENSES
Production	20,851	16,467	55,969	47,363
Exploration:
Abandonments and impairments	18,802	19,650	53,426	35,822
Seismic and other	1,236	3,678	3,706	9,366
Natural gas services	2,121	2,730	7,438	7,820
Drilling rig services	9,075	1,157	22,514	1,373
Depreciation, depletion and amortization	23,018	17,686	56,736	48,378
Impairment of property and equipment	7,979	12,914	9,023	12,914
Accretion of abandonment obligations	627	428	1,864	1,224
General and administrative	4,289	3,086	13,124	11,405
Loss on sales of assets	92	69	9,415	82
Total costs and expenses	88,090	77,865	233,215	175,747

Operating income (loss)	13,749	(11,476)	33,689	24,377

OTHER INCOME (EXPENSE)
Interest expense	(8,448)	(5,328)	(24,063)	(14,628)
Gain (loss) on derivatives	(2,284)	26,734	(13,023)	25,407
Other	366	(1,583)	4,693	(515)
Total other income (expense)	(10,366)	19,823	(32,393)	10,264

Income before income taxes	3,383	8,347	1,296	34,641
Income tax expense	(1,173)	(2,842)	(450)	(7,754)
Minority interest, net of tax	(1,224)	(156)	(3,360)	(196)

NET INCOME (LOSS)	$986	$5,349	$(2,514)	$26,691

Net income (loss) per common share:
Basic	$0.09	$0.49	$(0.22)	$2.46
Diluted	$0.09	$0.48	$(0.22)	$2.38

Weighted average common shares outstanding:
Basic	11,352	10,850	11,286	10,847
Diluted	11,521	11,205	11,286	11,220

        The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock
	No. of	Par	Paid-In	Retained
	Shares	Value	Capital	Earnings

BALANCE,
December 31, 2006	11,152	$1,115	$113,965	$29,900

Net loss and total comprehensive loss	-	-	-	(2,514)

Issuance of stock through compensation
plans	200	20	6,060	-

BALANCE,
September 30, 2007	11,352	$1,135	$120,025	$27,386

        The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,514)	$26,691
Adjustments to reconcile net income (loss) to cash
provided by operating activities:
Depreciation, depletion and amortization	56,736	48,378
Impairment of property and equipment	9,023	12,914
Exploration costs	53,426	35,822
(Gain) loss on sales of assets, net	8,505	(834)
Deferred income taxes	450	7,754
Non-cash employee compensation	1,610	1,651
Unrealized (gain) loss on derivatives	15,163	(42,684)
Settlements on derivatives with financing elements	18,950	23,311
Amortization of debt issue costs	953	1,022
Accretion of abandonment obligations	1,864	1,224
Minority interest, net of tax	3,360	196

Changes in operating working capital:
Accounts receivable	(15,089)	116
Accounts payable	15,876	3,073
Other	(6,002)	(2,152)
Net cash provided by operating activities	162,311	116,482

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(180,112)	(188,606)
Additions to equipment of Larclay JV.	(27,403)	(46,126)
Proceeds from sales of property and equipment	1,653	1,083
Change in equipment inventory	16,265	1,039
Other	(14,217)	2,626
Net cash used in investing activities	(203,814)	(229,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	48,000	93,700
Proceeds from long-term debt of Larclay JV	8,727	45,761
Repayments of long-term debt	-	(12)
Repayments of long-term debt of Larclay JV	(6,562)	-
Proceeds from sale of common stock	5,970	175
Settlements on derivatives with financing elements	(18,950)	(23,311)
Net cash provided by financing activities	37,185	116,313

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(4,318)	2,811

CASH AND CASH EQUIVALENTS
Beginning of period	13,840	5,935
End of period	$9,522	$8,746

SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$27,555	$17,996

        The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

The consolidated financial statements include the accounts of Clayton Williams Energy, Inc., its wholly-owned subsidiaries and the accounts of the Larclay JV (see Note 12).  The Company also accounts for its undivided interests in oil and gas limited partnerships using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are consolidated with other operations.  All significant intercompany transactions and balances associated with the consolidated operations have been eliminated.

In the opinion of management, the Company's unaudited consolidated financial statements as of September 30, 2007 and for the interim periods ended September 30, 2007 and 2006 include all adjustments which are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States.  These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

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

In June 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) to clarify the manner in which enterprises account for uncertainties in their provisions for income taxes.  Generally, the standard presented by FIN 48 is a “more likely than not” standard and is intended to enhance the relevancy and comparability of financial reporting by companies.  FIN 48 is effective for fiscal years beginning after December 31, 2006.  The Company adopted FIN 48 effective January 1, 2007 (see Note 11).

4.             Long-Term Debt

    Long-term debt consists of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)
7¾% Senior Notes, due 2013	$225,000	$225,000
Secured bank credit facility, due May 2009	188,000	140,000
Secured term loan of Larclay JV, due June 2011	68,438	66,273
	481,438	431,273
Less current maturities(a)	(24,375)	(17,397)
	$457,063	$413,876

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

The Indenture governing the Senior Notes restricts the ability of the Company and its restricted subsidiaries to:  (i) borrow money; (ii) issue redeemable and preferred stock; (iii) pay distributions or dividends; (iv) make investments; (v) create liens without securing the Senior Notes; (vi) enter into agreements that restrict dividends from subsidiaries; (vii) sell certain assets or merge with or into other companies; (viii) enter into transactions with affiliates; (ix) guarantee indebtedness; and (x) enter into new lines of business.  The Company was in compliance with these covenants at September 30, 2007.

Secured Bank Credit Facility
The Company’s secured bank credit facility provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit.  The borrowing base, which is based on the discounted present value of future net revenues from oil and gas production, is subject to redetermination at any time, but at least semi-annually in May and November, and is made at the discretion of the banks.  If, at any time, the redetermined borrowing base is less than the amount of outstanding indebtedness, the Company will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement.  Substantially all of the Company’s oil and gas properties are pledged to secure advances under the credit facility.  At September 30, 2007, the borrowing base established by the banks was $275 million, with no monthly commitment reductions.  After allowing for outstanding letters of credit totaling $804,000, the Company had $86.2 million available under the credit facility at September 30, 2007.

The revolving credit facility provides for interest at rates based on the agent bank’s prime rate plus margins ranging from .25% to 1%, or if elected by the Company based on LIBOR plus margins ranging from 1.5% to 2.25%.  The Company also pays a commitment fee on the unused portion of the revolving credit facility.  Interest and fees are payable at least quarterly.  The effective annual interest rate on borrowings under the credit facility, excluding bank fees and amortization of debt issue costs, for the nine months ended September 30, 2007 was 7.4%.

The loan agreement applicable to the revolving credit facility contains financial covenants that are computed quarterly.  The working capital covenant requires the Company to maintain a ratio of current assets to current liabilities of at least 1 to 1.  Another financial covenant under the credit facility requires the Company to maintain a ratio of indebtedness to cash flow of no more than 3 to 1.  The computations of current assets, current liabilities, cash flow and indebtedness are defined in the loan agreement.  The Company was in compliance with all financial and non-financial covenants at September 30, 2007.

Secured Term Loan of Larclay JV
In connection with the Company’s investment in Larclay JV (see Note 12), Larclay JV obtained a $75 million secured term loan facility from a lender to finance the construction and equipping of 12 new drilling rigs.  The Larclay JV term loan is secured by substantially all of the assets of Larclay JV.  Initially, the Company pledged additional collateral in the form of a $19 million letter of credit.  In February 2007, the letter of credit was cancelled and replaced by a $19.5 million guaranty from the Company.  In March 2007, the Company issued a $5 million letter of credit which expired in June 2007 as additional collateral under the term loan to cover any temporary shortfall in collateral value caused by delays in completing construction of the final drilling rigs being financed by the lender.  Concurrently, the guaranty was amended to limit the Company’s combined credit exposure under the guaranty and the letter of credit to $19.5 million.  Although the Company is not a maker on the Larclay JV term loan, it is providing partial credit support for the Larclay JV term loan and is required to fully consolidate the accounts of Larclay JV under FASB Interpretation No. 46R Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51 (as amended) (“FIN 46R”).

The Larclay JV term loan, as amended, bears interest at a floating rate based on a LIBOR average, plus 3.25%, and provides for monthly interest payments through June 2007 and monthly principal and interest payments thereafter sufficient to retire the principal balance by 35% in the first year, 25% in each of the next two years, and 15% in the fourth year.  Two voluntary prepayments of $10 million each may be made in 2008 and 2009 without a prepayment penalty.  The Larclay JV term loan prohibits Larclay JV from making any cash distributions to the Company or Lariat until the balance on the term loan is fully repaid, and repayments by Larclay JV of any loans by the Company or Lariat are subordinated to the loans outstanding under the term loan and are subject to other restrictions.  At September 30, 2007, the effective interest rate on the Larclay JV term loan was 8.5%.

5.            Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)
Abandonment obligations	$28,840	$27,846
Minority interest, net of tax	4,434	1,074
Other taxes payable	1,585	-
Other	788	901
	$35,647	$29,821

Changes in abandonment obligations for the nine months ended September 30, 2007 and 2006 are as follows:

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Beginning of period	$27,846	$19,447
Additional abandonment obligations from new wells	732	834
Sales or abandonments of properties	(1,602)	(195)
Revisions of previous estimates	-	(17)
Accretion expense	1,864	1,224
End of period	$28,840	$21,293

6.             Compensation Plans

Stock-Based Compensation
The Company has reserved 1,798,200 shares of common stock for issuance under the 1993 Stock Compensation Plan (“1993 Plan”).  The 1993 Plan provides for the issuance of nonqualified stock options with an exercise price which is not less than the market value of the Company’s common stock on the date of grant.  All options granted through September 30, 2007 expire 10 years from the date of grant and become exercisable based on varying vesting schedules.  The Company issues new shares, not repurchased shares, to option holders that exercise stock options under the 1993 Plan.

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

The following table sets forth certain information regarding the Company’s stock option plans as of and for the nine months ended September 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term in Years	Value (a)

Outstanding at January 1, 2007	1,009,485	$22.27
Granted	4,000	$36.31
Exercised (b)	(200,000)	$29.85
Outstanding at September 30, 2007	813,485	$20.47	5.3	$10,189,528

Vested at September 30, 2007	813,485	$20.47	5.3	$10,189,528
Exercisable at September 30, 2007	813,485	$20.47	5.3	$10,189,528

(a)      Based on closing price at September 30, 2007 of $33.00 per share.
(b)      Cash received for options exercised totaled $6 million.

The following table summarizes information with respect to options outstanding at September 30, 2007, all of which are currently exercisable.

	Outstanding and Exercisable Options
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Life in
	Shares	Price	Years
Range of exercise prices:
$5.50	33,485	$ 5.50	1.6
$10.00 - $19.74	462,000	$ 17.49	4.6
$22.90 - $41.74	318,000	$ 26.38	6.8
	813,485	$ 20.47	5.3

The following table presents certain information regarding stock-based compensation amounts for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands, except per share)
Weighted average grant date fair value of options granted per share	$27.56	$31.91
Intrinsic value of options exercised	$228	$1,374
Stock-based employee compensation expense	$110	$128
Tax benefit	$(39)	$(45)
Net stock-based employee compensation expense	$71	$83

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

Between 3% and 7.5% of the Company’s economic interests in specified wells drilled or acquired by the Company subsequent to October 2002 are subject to APO Arrangements (excluding properties acquired in a merger with Southwest Royalties, Inc. in May 2004).  The Company records its allocable share of the assets, liabilities, revenues, expenses and oil and gas reserves of these APO Arrangements in its consolidated financial statements.  The Company recognized $1.5 million of non-cash compensation expense during each of the nine-month periods ended September 30, 2007 and 2006 for the estimated fair value of the APO Arrangements granted during those periods.

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

The Company recognizes compensation expense related to the SWR Reward Plan over the vesting period.  For the nine months ended September 30, 2007, the Company recorded compensation expense of $104,000 for the SWR Reward Plan.

7.             Assets Held For Sale

The Company has entered into a definitive purchase and sale agreement to sell its oil and gas assets in Pecos County, Texas, for $21 million, net of estimated closing costs.  The sale was completed in November 2007.   The Company expects to record a gain of approximately $13 million in the fourth quarter of 2007 and has included $8 million in assets held for sale for the net book value of those assets.

Also included in assets held for sale is $17.5 million for the estimated fair value of two 2,000 horsepower drilling rigs and related components that the Company has designated as held for sale assets under SFAS No. 144 Accounting for Impairment or Disposal of Long-Lived Assets.  In accordance with this action, the Company recorded a $5.1 million charge which was included in impairment of property and equipment.

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

The following summarizes information concerning the Company’s net positions in open commodity derivatives applicable to periods subsequent to September 30, 2007.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Collars:
	Gas			Oil
	MMBtu (a)	Floor	Ceiling	Bbls	Floor	Ceiling
Production Period:
4th Quarter 2007	459,000	$4.00	$5.18	141,000	$23.00	$25.20
1st Quarter 2008	434,000	$4.00	$5.15	132,000	$23.00	$25.07
2nd Quarter 2008	426,000	$4.00	$5.15	132,000	$23.00	$25.07
3rd Quarter 2008	419,000	$4.00	$5.15	128,000	$23.00	$25.07
	1,738,000			533,000

Swaps:
	Gas		Oil
	MMBtu (a)	Price	Bbls	Price
Production Period:
4th Quarter 2007	2,400,000	$8.34	225,000	$72.75
1st Quarter 2008	1,800,000	$8.26	-	$-
2nd Quarter 2008	1,500,000	$8.16	150,000	$65.60
3rd Quarter 2008	1,500,000	$8.16	150,000	$65.60
4th Quarter 2008	1,500,000	$8.16	150,000	$65.60
	8,700,000		675,000

 (a)          One MMBtu equals one Mcf at a Btu factor of 1,000.

In July 2006, the Company terminated certain fixed-price oil swaps covering 75,000 barrels at a price of $80.45 per barrel from October 2007 through December 2007, resulting in an aggregate loss of approximately $589,000, which is being paid to the counterparty monthly during 2007.

In September 2007, the Company also terminated certain fixed-priced oil swaps covering 270,000 barrels at a price of $78.64 from January 2008 through March 2008 and a price of $76.65 from April 2008 through December 2008, resulting in an aggregate loss of approximately $3.3 million, which will be paid to the counterparty monthly during 2008.

    Interest Rate Derivatives
The Company is a party to two interest rate swaps.  Under these derivatives, the Company pays a fixed rate for the notional principal balances and receives a floating market rate based on LIBOR.  The interest rate swaps are settled quarterly.  The following summarizes information concerning the Company’s net positions in open interest rate swaps applicable to periods subsequent to September 30, 2007.

Interest Rate Swaps:
	Principal	Fixed Libor
	Balance	Rates
Period:
October 1, 2007 to September 24, 2008	$100,000,000	4.73%
October 1, 2007 to November 1, 2007	$50,000,000	5.19%
November 1, 2007 to November 1, 2008	$45,000,000	5.73%

    Accounting For Derivatives
The Company accounts for its derivatives in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended.  The Company did not designate any of its currently open commodity or interest rate derivatives as cash flow hedges; therefore, all changes in the fair value of these contracts prior to maturity, plus any realized gains or losses at maturity, are recorded as other income (expense) in the Company’s statements of operations.  For the nine months ended September 30, 2007, the Company reported a $13 million loss on derivatives, consisting of a $15.2 million loss related to changes in mark-to-market valuations and a $2.2 realized gain on settled contracts.  For the nine months ended September 30, 2006, the Company reported a gain on derivatives of $25.4 million, consisting of a $42.7 million gain related to changes in mark-to-market valuations and a $17.3 million realized loss on settled contracts.

9.             Financial Instruments

Cash and cash equivalents, receivables, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments.  Indebtedness under the secured bank credit facility was estimated to have a fair value approximating the carrying amount since the interest rate is generally market sensitive.  The estimated fair value of the Company’s Senior Notes at September 30, 2007 and December 31, 2006 was approximately $211.5 million and $207.6 million, respectively.

The fair values of derivatives as of September 30, 2007 and December 31, 2006 are set forth below.  The associated carrying values at these dates are equal to their estimated fair values.

	September 30,	December 31,
	2007	2006
	(In thousands)
Assets (liabilities):
Commodity derivatives	$(40,165)	$(25,289)
Interest rate derivatives	(487)	(200)
Net liabilities	$(40,652)	$(25,489)

10.          Inventory

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

11.          Income Taxes

The Company’s effective federal and state income tax rate for the nine months ended September 30, 2007 of 34.7% differed from the statutory federal rate of 35% due to tax benefits derived from statutory depletion deductions, offset in part by increases in the tax provision related primarily to the effects of the recently-enacted Texas Margin Tax and certain non-deductible expenses.

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

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007.  Upon adoption of FIN 48, the Company recorded a $1.6 million liability for taxes payable related to unrecognized tax benefits arising from uncertain tax positions taken by the Company in previous periods.  No additional unrecognized tax benefits originated during the nine months ended September 30, 2007.  The tax liability recorded under FIN 48 is included in other non-current liabilities in the accompanying consolidated balance sheet at September 30, 2007.

All of the unrecognized tax benefits at September 30, 2007 relate to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductions.  Because of the impact of deferred tax accounting, the disallowance of the shorter deduction period would not affect the annual effective tax rate but would only change the amount of deferred tax assets related to net operating loss carryforwards.

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

12.          Investments

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

Larclay JV
In April 2006, the Company formed a joint venture (“Larclay JV”) with Lariat Services, Inc. (“Lariat”) to construct, own and operate 12 new drilling rigs.  The Company and Lariat each own a 50% interest in Larclay JV.  A lender has provided a $75 million secured term loan to Larclay JV to finance most of the cost of constructing and initially equipping the rigs (see Note 4).  The Larclay JV agreements require the Company to make loans to Larclay JV as needed to finance any costs to construct and initially equip the original 12 drilling rigs which are not otherwise financed under the secured term loan.  Construction on 11 of the rigs is complete, and the Company will loan Larclay JV $4.6 million during the fourth quarter of 2007 in compliance with the agreements.  The loan to Larclay JV will be due on demand and will bear interest, payable monthly, at the same rate as the secured term loan.  However, the loan will be subject to a subordination agreement with the secured lender that imposes restrictions on payments of principal and interest on the note.  All components of the final Larclay JV drilling rig, a 2,000 horsepower rig designed primarily to drill deep gas wells, have been purchased, but the final assembly of the rig has been postponed while management evaluates the market for additional deep rigs in Larclay JV’s areas of operations.  Upon making a final determination, Larclay JV will either proceed with the final assembly of the rig or it will sell the rig components.  If the rig is assembled for operation, the Company will be required to make an additional subordinated loan to finance the costs to assemble the rig, which is expected to be less than $2 million.

Also in April 2006, the Company entered into a three-year drilling contract with Larclay JV assuring the availability of each rig for use in the ordinary course of the Company’s exploration and development drilling program throughout the term of the drilling contract.  The provisions of the drilling contract provide that the Company contract for each rig on a well-by-well basis at then current market rates.  If a rig is not needed by the Company at any time during the term of the contract, Larclay JV may contract with other operators for the use of such rig, subject to certain restrictions.  If a rig is idle, the Company will pay Larclay JV an idle rig rate ranging from $8,100 per day to $10,300 per day (plus crew labor expenses, if applicable), depending on the size of the rig.  The Company’s maximum potential obligation to pay idle rig rates over the term of this drilling contract, excluding any crew labor expenses, totals approximately $86.8 million at September 30, 2007.

Although the Company and Lariat own equal interests in Larclay JV, the Company meets the definition of the primary beneficiary of Larclay JV’s expected cash flows under FIN 46R.  As the primary beneficiary under FIN 46R, the Company is required to include the accounts of Larclay JV in the Company’s consolidated financial statements.  As of September 30, 2007, Lariat’s equity ownership in the net assets of Larclay JV was $4.4 million, which is recorded as minority interest and included in other non-current liabilities in the accompanying consolidated financial statements.  The Company’s intercompany accounts with Larclay JV have been eliminated in consolidation.

13.          Oil and Gas Properties

The following sets forth the capitalized costs for oil and gas properties as of September 30, 2007 and December 31, 2006.
	September 30, 2007	December 31, 2006
	(In thousands)
Proved properties	$1,190,490	$1,097,341
Unproved properties	151,887	129,420
Total capitalized costs	1,342,377	1,226,761
Accumulated depreciation, depletion and amortization	(702,938)	(654,316)
Net capitalized costs	$639,439	$572,445

14.          Segment Information

In accordance with SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), the Company has two reportable operating segments, which are oil and gas exploration and production and contract drilling services.  Beginning in April 2006, the Company formed the Larclay JV, a contract drilling joint venture that the Company consolidates in its financial statements (see Note 12).  Effective January 1, 2007, the contract drilling segment meets the quantitative thresholds under SFAS 131 to be considered a reportable operating segment and, accordingly, is shown as “Contract Drilling” in the tables below.

The following tables present selected financial information regarding the Company’s operating segments for the three-month and nine-month periods ended September 30, 2007 and 2006.

For the Three Months Ended September 30, 2007	Oil and Gas	Contract Drilling	Intercompany Eliminations	Consolidated Total
	(Unaudited)
	(In thousands)
Revenues	$87,033	$18,181	$(3,375)	$101,839
Depreciation, depletion and amortization (a)	23,886	7,675	(564)	30,997
Other operating expenses (b)	48,581	10,570	(2,058)	57,093
Interest expense	7,180	1,268	-	8,448
Other expense	1,918	-	-	1,918
Income (loss) before income taxes and
minority interest	5,468	(1,332)	(753)	3,383

Income tax (expense) benefit	(1,638)	465	-	(1,173)
Minority interest, net of tax	-	(1,224)	-	(1,224)

Net income (loss)	$3,830	$(2,091)	$(753)	$986

Total assets	$750,936	$117,388	$(4,923)	$863,401
Additions to property and equipment	$66,022	$2,189	$(753)	$67,458

For the Nine Months Ended September 30, 2007	Oil and Gas	Contract Drilling	Intercompany Eliminations	Consolidated Total
	(Unaudited)
	(In thousands)
Revenues	$229,453	$46,056	$(8,605)	$266,904
Depreciation, depletion and amortization (a)	55,403	11,454	(1,098)	65,759
Other operating expenses (b)	147,209	26,213	(5,966)	167,456
Interest expense	20,914	3,149	-	24,063
Other expense	8,330	-	-	8,330
Income (loss) before income taxes and
minority interest	(2,403)	5,240	(1,541)	1,296

Income tax (expense) benefit	1,384	(1,834)	-	(450)
Minority interest, net of tax	-	(3,360)	-	(3,360)

Net income (loss)	$(1,019)	$46	$(1,541)	$(2,514)

Total assets	$750,936	$117,388	$(4,923)	$863,401
Additions to property and equipment	$186,643	$22,324	$(1,541)	$207,426

For the Three Months Ended September 30, 2006	Oil and Gas	Contract Drilling	Intercompany Eliminations	Consolidated Total
	(Unaudited)
	(In thousands)
Revenues	$64,588	$3,398	$(1,597)	$66,389
Depreciation, depletion and amortization (a)	30,315	500	(215)	30,600
Other operating expenses (b)	46,041	2,244	(1,020)	47,265
Interest expense	5,154	174	-	5,328
Other income	(25,151)	-	-	(25,151)
Income (loss) before income taxes and
minority interest	8,229	480	(362)	8,347

Income tax expense	(2,674)	(168)	-	(2,842)
Minority interest, net of tax	-	(156)	-	(156)

Net income (loss)	$5,555	$156	$(362)	$5,349

Total assets	$692,699	$52,401	$(2,182)	$742,918
Additions to property and equipment	$70,522	$16,248	$(362)	$86,408

For the Nine Months Ended September 30, 2006	Oil and Gas	Contract Drilling	Intercompany Eliminations	Consolidated Total
	(Unaudited)
	(In thousands)
Revenues	$197,949	$4,146	$(1,971)	$200,124
Depreciation, depletion and amortization (a)	60,935	644	(287)	61,292
Other operating expenses (b)	113,003	2,688	(1,236)	114,455
Interest expense	14,416	212	-	14,628
Other income	(24,892)	-	-	(24,892)
Income (loss) before income taxes and
minority interest	34,487	602	(448)	34,641

Income tax expense	(7,544)	(210)	-	(7,754)
Minority interest, net of tax	-	(196)	-	(196)

Net income (loss)	$26,943	$196	$(448)	$26,691

Total assets	$692,699	$52,401	$(2,182)	$742,918
Additions to property and equipment	$190,140	$47,855	$(448)	$237,547

(a)           Includes impairment of property and equipment.
(b)           Includes the following expenses:  production, exploration, natural gas services, drilling rig services, accretion of abandonment obligations, general and administrative and loss on sales of property and equipment.

15.          Guarantor Financial Information

In July 2005, Clayton Williams Energy, Inc. (“Issuer”) issued $225 million of Senior Notes (see Note 4).  Other than West Coast Energy Properties GP, LLC (“WCEP LLC”), the general partner of WCEP (see Note 11), all of the Issuer’s wholly-owned and active subsidiaries (“Guarantor Subsidiaries”) have jointly and severally, irrevocably and unconditionally guaranteed the performance and payment when due of all obligations under the Senior Notes.  Larclay JV, a 50%-owned drilling rig joint venture formed in April 2006, and WCEP LLC have not guaranteed the Senior Notes and are referred to in this Note 15 as Non-Guarantor Entities.

The financial information which follows sets forth the Company’s condensed consolidating financial statements as of and for the periods indicated.

Condensed Consolidating Balance Sheet
September 30, 2007
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Current assets	$135,684	$102,764	$18,888	$(135,813)	$121,523
Property and equipment, net	368,877	271,860	87,295	-	728,032
Investments in subsidiaries	71,715	-	-	(71,715)	-
Other assets	12,932	329	585	-	13,846
Total assets	$589,208	$374,953	$106,768	$(207,528)	$863,401

Current liabilities	$107,156	$168,333	$42,825	$(135,813)	$182,501
Non-current liabilities:
Long-term debt	413,000	-	44,063	-	457,063
Fair value of derivatives	2,400	1,970	-	-	4,370
Other	14,610	56,199	112	-	70,921
	430,010	58,169	44,175	-	532,354

Stockholders’ equity	52,042	148,451	19,768	(71,715)	148,546
Total liabilities and
stockholders’ equity	$589,208	$374,953	$106,768	$(207,528)	$863,401

Condensed Consolidating Balance Sheet
December 31, 2006
(In thousands)			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Current assets	$160,772	$96,386	$11,781	$(142,941)	$125,998
Property and equipment, net	293,775	279,913	71,121	-	644,809
Investments in subsidiaries	72,171	-	-	(72,171)	-
Other assets	23,638	358	630	-	24,626
Total assets	$550,356	$376,657	$83,532	$(215,112)	$795,433

Current liabilities	$89,704	$176,876	$25,427	$(142,941)	$149,066
Non-current liabilities:
Long-term debt	365,000	-	48,876	-	413,876
Fair value of derivatives	313	20,968	-	-	21,281
Other	10,257	55,870	103	-	66,230
	375,570	76,838	48,979	-	501,387

Stockholders’ equity	85,082	122,943	9,126	(72,171)	144,980
Total liabilities and
stockholders’ equity	$550,356	$376,657	$83,532	$(215,112)	$795,433

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2007
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Total revenue	$57,665	$29,497	$18,394	$(3,717)	$101,839
Costs and expenses	56,495	21,307	13,252	(2,964)	88,090
Operating income (loss)	1,170	8,190	5,142	(753)	13,749
Other income (expense)	(10,134)	978	(1,210)	-	(10,366)
Income tax expense	(1,173)	-	-	-	(1,173)
Minority interest, net of tax	(1,224)	-	-	-	(1,224)
Net income (loss)	$(11,361)	$9,168	$3,932	$(753)	$986

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2007
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Total revenue	$150,064	$79,977	$46,530	$(9,667)	$266,904
Costs and expenses	154,745	53,641	32,955	(8,126)	233,215
Operating income (loss)	(4,681)	26,336	13,575	(1,541)	33,689
Other expense	(28,134)	(1,220)	(3,039)	-	(32,393)
Income tax expense	(450)	-	-	-	(450)
Minority interest, net of tax	(3,360)	-	-	-	(3,360)
Net income (loss)	$(36,625)	$25,116	$10,536	$(1,541)	$(2,514)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2006
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entity	Eliminations	Consolidated
Total revenue	$37,055	$27,844	$3,491	$(2,001)	$66,389
Costs and expenses	59,448	17,246	2,810	(1,639)	77,865
Operating income (loss)	(22,393)	10,598	681	(362)	(11,476)
Other income (expense)	7,192	12,804	(173)	-	19,823
Income tax expense	(2,842)	-	-	-	(2,842)
Minority interest, net of tax	(156)	-	-	-	(156)
Net income (loss)	$(18,199)	$23,402	$508	$(362)	$5,349

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2006
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entity	Eliminations	Consolidated
Total revenue	$116,337	$83,000	$4,238	$(3,451)	$200,124
Costs and expenses	123,973	51,380	3,397	(3,003)	175,747
Operating income (loss)	(7,636)	31,620	841	(448)	24,377
Other income (expense)	3,432	7,044	(212)	-	10,264
Income tax expense	(7,754)	-	-	-	(7,754)
Minority interest, net of tax	(196)	-	-	-	(196)
Net income (loss)	$(12,154)	$38,664	$629	$(448)	$26,691

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2007
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Operating activities	$95,773	$47,432	$18,009	$1,097	$162,311
Investing activities	(169,985)	(10,572)	(22,660)	(597)	(203,814)
Financing activities	72,586	(37,089)	2,188	(500)	37,185
Net decrease in cash and
cash equivalents	(1,626)	(229)	(2,463)	-	(4,318)
Cash at the beginning of
the period	6,116	1,298	6,426	-	13,840
Cash at end of the period	$4,490	$1,069	$3,963	$-	$9,522

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2006
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entity	Eliminations	Consolidated
Operating activities	$49,841	$61,907	$4,446	$288	$116,482
Investing activities	(160,497)	(15,387)	(54,312)	212	(229,984)
Financing activities	110,952	(47,101)	52,962	(500)	116,313
Net increase (decrease) in
cash and cash equivalents	296	(581)	3,096	-	2,811
Cash at beginning of
the period	4,302	1,633	-	-	5,935
Cash at end of the period	$4,598	$1,052	$3,096	$-	$8,746

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

We believe that the economic climate in the domestic oil and gas industry continues to be suitable for our business model.  Supply and demand fundamentals in the energy marketplace continue to provide us with the economic incentives necessary for us to assume the risks we face in our search for oil and gas reserves.  However, drilling costs, production costs and personnel costs have risen significantly over the past two years due to increased demand for these services.  If oil and gas prices do not keep pace with the rising costs, our profit margins may shrink.  Operating metrics per Mcfe, such as finding costs, production costs, and depreciation, depletion and amortization (“DD&A”) expense, are generally on an upward trend.  Finding quality domestic oil and gas reserves through exploration is a significant challenge and involves a high degree of risk.  Although we are increasing our level of developmental drilling activities during the fourth quarter of 2007, a significant portion of our expenditures are expected to be spent on exploration activities, particularly in our East Texas Bossier area.  Wells in this area are very expensive to drill and involve a high degree of risk.

Key Factors to Consider

The following summarizes the key factors considered by management in the review of our financial condition and operating performance for the third quarter of 2007 and the outlook for the remainder of 2007.

•
Our oil and gas production for the three months ended September 30, 2007 was 33% higher on an Mcfe basis than in the comparable period in 2006 and 20% higher for the nine months ended September 30, 2007 compared to the same period in 2006.  A significant portion of our fiscal 2006 and fiscal 2007 expenditures relate to (a) unproved exploratory prospects, (b) drilling or completion activities that are in progress, or (c) non-productive leasing and drilling activities.

•
Exploration costs related to abandonments and impairments were $18.8 million in the third quarter of 2007, of which approximately $7.8 million related to unsuccessful well costs and $11 million related to impairment of unproved acreage.  Most of the abandonment and impairment costs in the third quarter of 2007 related to prospects in North and South Louisiana.

•
We recorded a non-cash charge during the third quarter of 2007 of $8 million for impairments pursuant to Statement of Financial Accounting Standards No. 144 Accounting for Impairment or Disposal of Long-Lived Assets, of which $5.1 million related to the write-down of two 2,000 horsepower drilling rigs and related components to their estimated fair market value.  The remaining $2.9 million impairment related to producing properties in West Texas.

•
We spent $184.3 million on exploration and development activities during the first nine months of 2007, of which approximately 58% was on exploratory prospects.  We currently plan to spend approximately $251.4 million on exploration and development for fiscal 2007, an increase of $16.3 million from our previous estimate of $235.1 million.  Most of the increase relates to developmental drilling in the Austin Chalk (Trend) and the Permian Basin.  As a result, our planned expenditures for fiscal 2007 are expected to be more balanced, with approximately 52% applied to exploratory activities.

•
Our expenditures on exploration and development activities for the first nine months of 2007 exceeded cash flow from operating activities, excluding cash flow from our contract drilling segment, by approximately $33.7 million, and our expenditures for the remainder of 2007 are also expected to exceed our operating cash flow, although not by as large a margin.  We cannot predict our drilling success on exploratory prospects, and our future results of operations and financial condition could be adversely affected by unsuccessful exploratory drilling results.

•
During the first nine months of 2007, we increased borrowings under our revolving credit facility by $48 million from $140 million at December 31, 2006 to $188 million at September 30, 2007 to partially finance our exploration and development activities.

•
At September 30, 2007, our capitalized unproved oil and gas properties totaled $151.9 million, of which approximately $89.8 million was attributable to unproved acreage.  Unproved properties are subject to a valuation impairment to the extent the carrying cost of a prospect exceeds its estimated fair value.  Therefore, our results of operations in future periods may be adversely affected by unproved property impairments.

•
We recorded a $2.3 million net loss on derivatives in the third quarter of 2007.  We recorded a $1.6 million realized gain on settled contracts and a $3.9 million loss for changes in mark-to-market valuations.  Since we do not presently designate our derivatives as cash flow hedges under applicable accounting standards, we recognize the full effect of changing prices on mark-to-market valuations as a current charge or credit to our results of operations.

Recent Exploration and Developmental Activities

Overview
As shown in “Liquidity and Capital Resources – Capital Expenditures,” we incurred expenditures for exploration and development activities of $184.3 million during the first nine months of 2007, of which approximately 58% were related to exploratory drilling and leasing activities.  We also increased our estimates for capital expenditures in fiscal 2007 from $235.1 million to $251.4 million.

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

		Working	Current
Spud Date	Well Name (Prospect)	Interest	Status
January 2007	SL 195 QQ #7 (Floyd)	100%	Producing
February 2007	SL 195 QQ #10 (Floyd)	75%	Producing
February 2007	Orleans Levee District #2 (American Bay)	45%	Producing
March 2007	Bowie Lumber Co. #1 (Bayou Boeuf)	100%	Dry
April 2007	Pivach Agency #1 (Elsa)	94%	Dry
June 2007	SL 195 QQ #12 (Floyd)	100%	Producing
June 2007	SL 16849 #2 (Dolly)	94%	Producing

In our Floyd prospect, we have drilled 11 wells to date, all of which have been completed as producers.  Since September 30, 2007, the Floyd wells have produced, on a combined basis, an average of approximately 5,900 Mcf of gas per day and 195 barrels of oil per day, as compared to an average of approximately 9,200 Mcf of gas per day and 370 barrels of oil per day for the quarter ended September 30, 2007, as adjusted to exclude 10 days in August when production was shut-in for pipeline repairs.  Most of the decline was related to drainage caused by another operator drilling an offset to our SL 195 QQ #7 well.  Beginning in late October 2007, production from this well is being further curtailed due to regulatory restrictions.  We are currently evaluating the production performance of the Floyd wells as a group to determine if any remedial actions can be taken to enhance production from this area.

We also participated in a non-operated well, the CL&F #1 (Vanessa) which was a dry hole.  We recorded a pre-tax charge of $3.8 million in the third quarter of 2007.

North Louisiana
In 2005, we began a drilling program in North Louisiana targeting the Cotton Valley/Gray and Bossier formations.  In this area, the Cotton Valley/Gray formations are encountered at depths ranging from 8,000 to 12,000 feet, and the Bossier formation is encountered at depths ranging from 11,000 to 15,500 feet.  We believe that these tight sandstone formations have become more economically viable due to higher product prices, coupled with enhanced drilling and completion techniques.

Prior to 2007, we had drilled 4 gross (3.7 net) exploratory wells in North Louisiana, of which 2 gross (1.7 net) were completed as producers.  The following table sets forth certain information about our well activities in North Louisiana subsequent to December 31, 2006.  This table does not include non-operated wells.

		Working	Current
Spud Date	Well Name (Prospect)	Interest	Status
October 2006	P. Benoit #1 (Sarepta)	91%	Completion in progress
January 2007	J.L. Hood #1 (Terryville)	86%	Producing
February 2007	J. Huey #1 (Terryville)	86%	Producing
March 2007	David Barton #1 (Winnsboro)	100%	Dry
March 2007	George Staton #1 (Sarepta)	68%	Producing
April 2007	C.M. Bice #1 (Terryville)	86%	Producing
May 2007	C. Dugdale #1 (Choudrant)	99%	Producing
June 2007	Stephenson #1 (Terryville)	86%	Producing
June 2007	John Warren #1 (Terryville)	86%	Producing
July 2007	Burks #1 (Terryville)	86%	Producing
July 2007	Henry #2 (Terryville)	86%	Dry
July 2007	Allen Estate #1 (Terryville)	86%	Producing
August 2007	McCrary #1 (Terryville)	86%	Producing
August 2007	Henry #1 (Terryville)	86%	Producing
September 2007	LA Minerals #1 (Ruston)	66%	Waiting on completion
October 2007	Barnett #1 (Terryville)	86%	Drilling

To date, we completed ten developmental wells as producers.  These wells are currently producing at combined rates of approximately 8,800 mcf of gas per day and 240 barrels of oil per day, net to the Company’s interest.  We drilled the Henry #2, but the well was deemed unproductive due to mechanical issues during drilling operations.  Because the Henry #2 is classified as a development well, all drilling costs will remain capitalized.  We are currently drilling the Barnett #1, and plan to drill one additional development well during the remainder of 2007.

Our first exploratory well on the Sarepta prospect in Webster Parish, the P. Benoit #1, targeted a hydrocarbon formation in the Gray sand, but that zone was non-productive.  Evaluation of geologic data showed additional productive zones, and we are currently attempting to complete the well in the Cotton Valley interval.  We also drilled the George Staton #1, a 12,200-foot exploratory well in the Sarepta prospect, which is currently producing.

We drilled and completed the C. Dugdale #1 on our Choudrant prospect in Lincoln Parish, in the Cotton Valley interval.  We do not plan to drill any additional wells on this prospect in 2007.

Also in Lincoln Parish, on our Ruston prospect, we have drilled the LA Minerals #1 and are currently waiting on completion operations in the Gray sand to commence.

We temporarily abandoned the David Barton #1, an exploratory well in the Winnsboro prospect in Richland Parish, prior to reaching the target interval.  Based on a geological evaluation, we recorded a pre-tax charge of $8.6 million related to the abandonment of this well in the second quarter of 2007.  We may drill an offset to the Barton well in 2008 in order to test the pressured Bossier interval in this area.  We currently have approximately 188,000 acres leased for Bossier drilling in North Louisiana.  In the third quarter of 2007, we recorded a $5.4 million provision for impairment of certain acreage in the area in order to reduce the carrying value to its estimated fair value.

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

We drilled two wells, the Big Bill Simpson #1, a 19,000-foot exploratory well in Leon County (70% working interest), and the Margarita #1, a 20,000-foot exploratory well in Robertson County (100% working interest), both targeting the Bossier formation.  Completion operations are in progress on the Big Bill Simpson #1 and expected to finish in the fourth quarter of 2007.  The Margarita #1 well was drilled to approximately 18,000 feet, and following a geologic evaluation, was deemed unproductive in the middle Bossier interval.  We are currently attempting to complete the well in the upper Bossier.  In the third quarter of 2007, we recorded a $2.6 million pre-tax charge related to the abandonment of the Bossier interval.  We have incurred $23.2 million of combined drilling costs capitalized on these two wells through September 30, 2007.  Future periods may be adversely affected if either or both of these wells are not productive.  Although these wells are very expensive to drill and involve a high degree of risk, we may drill additional Bossier wells in 2008 to further define our acreage position.

Other
We currently plan to keep two rigs actively drilling developmental wells in the Permian Basin.  In addition, we have initiated an in-fill drilling program on our core acreage block in the Austin Chalk (Trend) area and plan to keep one rig continuously working in this area for the near term.

Supplemental Information

The following unaudited information is intended to supplement the consolidated financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Three Months Ended
	September 30,
	2007	2006
Oil and Gas Production Data:
Gas (MMcf)	5,750	3,738
Oil (MBbls)	582	532
Natural gas liquids (MBbls)	58	51
Total (MMcfe)	9,590	7,236

Average Realized Prices (a):
Gas ($/Mcf)	$6.77	$6.26
Oil ($/Bbl)	$72.10	$67.27
Natural gas liquids ($/Bbl):	$45.64	$43.79

Gain (Loss) on Settled Derivative Contracts (a):
($ in thousands, except per unit)
Gas: Net realized gain	$4,802	$5,543
Per unit produced ($/Mcf)	$.84	$1.48
Oil: Net realized loss	$(3,180)	$(7,328)
Per unit produced ($/Bbl)	$(5.46)	$(13.77)

Average Daily Production:
Natural Gas (Mcf):
Permian Basin	15,469	13,804
Louisiana	37,523	15,059
Austin Chalk (Trend)	2,176	2,102
Cotton Valley Reef Complex	6,811	9,083
Other	521	582
Total	62,500	40,630
Oil (Bbls):
Permian Basin	3,291	3,102
Louisiana	1,357	899
Austin Chalk (Trend)	1,589	1,719
Other	89	63
Total	6,326	5,783
Natural Gas Liquids (Bbls):
Permian Basin	200	230
Austin Chalk (Trend)	229	260
Other	201	64
Total	630	554

(Continued)

	Three Months Ended
	September 30,
	2007	2006
Exploration Costs (in thousands):
Abandonment and impairment costs:
South Louisiana	$7,280	$10,863
North Louisiana	7,657	-
Other	3,865	8,787
Total	18,802	19,650

Seismic and other	1,236	3,678
Total exploration costs	$20,038	$23,328

Depreciation, Depletion and Amortization (in thousands):
Oil and gas depletion	$20,710	$16,645
Contract drilling depreciation	2,013	357
Other depreciation	295	684
Total DD&A	$23,018	$17,686

Oil and Gas Costs ($/Mcfe Produced):
Production costs	$2.17	$2.28
Oil and gas depletion	$2.16	$2.30

Net Wells Drilled (b):
Exploratory wells	2.2	9.1
Developmental wells	8.2	-

	Nine Months Ended
	September 30,
	2007	2006
Oil and Gas Production Data:
Gas (MMcf)	15,228	11,217
Oil (MBbls)	1,702	1,642
Natural gas liquids (MBbls)	161	151
Total (MMcfe)	26,406	21,975

Average Realized Prices (a):
Gas ($/Mcf)	$6.96	$6.74
Oil ($/Bbl)	$63.56	$64.70
Natural gas liquids ($/Bbl):	$41.12	$40.15

Gain (Loss) on Settled Derivative Contracts (a):
($ in thousands, except per unit)
Gas: Net realized gain	$9,784	$2,478
Per unit produced ($/Mcf)	$.64	$.22
Oil: Net realized loss	$(7,710)	$(19,923)
Per unit produced ($/Bbl)	$(4.53)	$(12.13)

(Continued)

	Nine Months Ended
	September 30,
	2007	2006
Average Daily Production:
Natural Gas (Mcf):
Permian Basin	14,861	14,455
Louisiana	30,884	13,339
Austin Chalk (Trend)	2,211	2,704
Cotton Valley Reef Complex	7,383	10,073
Other	441	517
Total	55,780	41,088
Oil (Bbls):
Permian Basin	3,174	3,196
Louisiana	1,350	975
Austin Chalk (Trend)	1,628	1,789
Other	82	55
Total	6,234	6,015
Natural Gas Liquids (Bbls):
Permian Basin	207	238
Austin Chalk (Trend)	250	271
Other	133	44
Total	590	553

Exploration Costs (in thousands):
Abandonment and impairment costs:
South Louisiana	$28,677	$21,749
North Louisiana	16,642	-
Permian Basin	1,321	5,167
Other	6,786	8,906
Total	53,426	35,822

Seismic and other	3,706	9,366
Total exploration costs	$57,132	$45,188

Depreciation, Depletion and Amortization (in thousands):
Oil and gas depletion	$50,589	$45,781
Contract drilling depreciation	5,258	357
Other depreciation	889	2,240
Total DD&A	$56,736	$48,378

Oil and Gas Costs ($/Mcfe Produced):
Production costs	$2.12	$2.16
Oil and gas depletion	$1.92	$2.08

Net Wells Drilled (b):
Exploratory wells	11.4	21.9
Developmental wells	17.4	1.7

(a)   No derivatives were designated as cash flow hedges in 2007 or 2006.  All gains or losses on settled derivatives were included in gain/(loss) on derivatives.
(b)   Excludes wells being drilled or completed at the end of each period.

Operating Results – Three-Month Periods

The following discussion compares our results for the three months ended September 30, 2007 to the comparative period in 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective quarterly period.

Oil and gas operating results

Oil and gas sales in 2007 increased $23.1 million, or 38%, from 2006, of which production variances accounted for a $16.9 million increase and price variances accounted for a $6.2 million increase.  Production in 2007 (on an Mcfe basis) was 33% higher than 2006.  Oil production increased 9% and gas production increased 55% in 2007 from 2006 due primarily to incremental production attributable to drilling activity in North and South Louisiana.  In 2007, our realized oil price was 7% higher than 2006, while our realized gas price was 9% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, increased 27% in 2007 as compared to 2006 due primarily to higher oilfield service costs and higher repair and maintenance costs.  After giving effect to a 33% increase in oil and gas production on an Mcfe basis, production costs per Mcfe decreased 5% from $2.28 per Mcfe in 2006 to $2.17 per Mcfe in 2007.  It is likely that production costs will continue to increase in future periods.

Oil and gas depletion expense increased $4.1 million, of which production variances accounted for a $5.3 million increase and rate variances accounted for a $1.2 million decrease.  On an Mcfe basis, depletion expense decreased 6% from $2.30 per Mcfe in 2006 to $2.16 per Mcfe in 2007 due in part to a lower depletable cost basis in 2007 compared to the 2006 period in two areas where we recorded an impairment of proved property under SFAS No. 144 in the last half of 2006.  Depletion expense per Mcfe of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration activities result in higher finding costs.

We recorded a provision for impairment of property and equipment under SFAS 144 of $8 million during the third quarter of 2007, of which $5.1 million related to a write-down of two 2,000 horsepower drilling rigs and related components to their estimated fair market value.  The remaining $2.9 million impairment related to producing properties in West Texas.

Exploration costs

Since we follow the successful efforts method of accounting, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2007, we charged to expense $20 million of exploration costs, as compared to $23.3 million in 2006.  Most of the 2007 costs were incurred in Louisiana.

At September 30, 2007, our capitalized unproved oil and gas properties totaled $151.9 million, of which approximately $89.8 million was attributable to unproved acreage.  Unproved properties are subject to a valuation impairment to the extent the carrying cost of a prospect exceeds its estimated fair value.  Therefore, our results of operations in future periods may be adversely affected by unproved property impairments.

We plan to spend approximately $251.4 million on exploration and development activities in fiscal 2007, of which approximately 52% is expected to be allocated to exploration activities.  Since exploratory drilling involves a high degree of risk, it is likely that a significant portion of the costs we incur in fiscal 2007 will be charged to exploration costs. However, we cannot predict our success rates and, accordingly, cannot predict our exploration costs related to abandonment and impairment costs.

Contract Drilling Services

In April 2006, we formed a joint venture (“Larclay JV”) with Lariat Services, Inc. to construct, own, and operate 12 new drilling rigs.  We own a 50% interest in Larclay JV.  The rigs were constructed on behalf of Larclay JV by

Lariat, as operations manager.  Although the Company and Lariat own equal interests in Larclay JV, the Company meets the definition of the primary beneficiary of Larclay JV’s expected cash flows under FIN 46R.  As the primary beneficiary under FIN 46R, the Company is required to include the accounts of Larclay JV in the Company’s consolidated financial statements.  During the three months ended September 30, 2007, we included contract drilling revenues of $14.8 million, net other operating expenses of $8.5 million, depreciation expense of $2 million and interest expense of $1.3 million in our statement of operations (see Note 14 to the consolidated financial statements).  Since the Larclay JV drilling rigs are partially utilized by us, the reported amounts are net of any intercompany profits eliminated in consolidation.

General and Administrative

General and administrative (“G&A”) expenses increased 39% from $3.1 million in 2006 to $4.3 million in 2007 due primarily to increases in professional fees and personnel costs.  Excluding non-cash employee compensation, G&A expenses increased from $2.6 million in 2006 to $3.8 million in 2007.  In 2007 and 2006, we recorded a $500,000 non-cash compensation charge related to our after payout incentive plan.

Interest expense

Interest expense increased 59% from $5.3 million in 2006 to $8.4 million in 2007 due to a combination of factors.  In 2006 and 2007, we used our revolving loan facility to partially finance our exploration and development activities.  The average daily principal balance outstanding under our revolving credit facility for 2007 was $186.2 million compared to $102.6 million for 2006.  Capitalized interest for 2007 was $1.1 million compared to $1.6 million in 2006.  We also included $1.3 million of interest expense associated with our Larclay JV during 2007 compared to zero in the 2006 period.

Gain/loss on derivatives

We did not designate any derivative contracts in 2007 or 2006 as cash flow hedges; therefore all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  For the three months ended September 30, 2007, we reported a $2.3 million net loss on derivatives, consisting of a $3.9 million non-cash loss to mark our derivative positions to their fair value at September 30, 2007 and a $1.6 million realized gain on settled contracts.  For the three months ended September 30, 2006, we recorded a net gain on derivatives of $26.7 million, consisting of a $28.4 million non-cash gain related to changes in mark-to-market valuations and a $1.7 million realized loss on settled contracts.

Income tax expense

Our effective income tax rate in 2007 of 34.7% differed from the statutory federal rate of 35% due primarily to increases in the tax provision related primarily to the effects of the recently-enacted Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from statutory depletion deductions.

Operating Results – Nine-Month Periods

The following discussion compares our results for the nine months ended September 30, 2007 to the comparative period in 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective nine-month period.

Oil and gas operating results

Oil and gas sales in 2007 increased $32.6 million, or 17%, from 2006, of which production variances accounted for a $30.9 million increase and price variances accounted for a $1.7 million increase.  Production in 2007 (on an Mcfe basis) was 20% higher than 2006.  Oil production increased 4% in 2007 and gas production increased 36% in 2007 from 2006 due primarily to production attributable to recent drilling activity in North and South Louisiana.  In 2007, our realized oil price was 2% lower than 2006, while our realized gas price was 3% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, increased 18% in 2007 as compared to 2006 due primarily to higher oilfield service costs and higher repair and maintenance costs.  After giving effect to a 20% increase in oil and gas production on an Mcfe basis, production costs per Mcfe decreased from $2.16 per Mcfe in 2006 to $2.12 per Mcfe in 2007.  It is likely that production costs will continue to increase in future periods.

Oil and gas depletion expense increased $4.8 million, of which volume variances accounted for a $9.2 million increase and rate variances accounted for a $4.4 million decrease.  On an Mcfe basis, depletion expense decreased 8% from $2.08 per Mcfe in 2006 to $1.92 per Mcfe in 2007 due in part to a lower depletable cost basis in 2007 compared to the 2006 period in two areas where we recorded an impairment of proved property under SFAS No. 144 in the last half of 2006.  Depletion expense per Mcfe of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration activities result in higher finding costs.

We recorded a provision for impairment of property and equipment under SFAS 144 of $8 million during the third quarter of 2007, of which $5.1 million related to a write-down of two 2,000 horsepower drilling rigs and related components to their estimated fair market value.  The remaining $2.9 million impairment related to producing properties in West Texas.

Exploration costs

Since we follow the successful efforts method of accounting, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2007, we charged to expense $57.1 million of exploration costs, as compared to $45.2 million in 2006.  Most of the 2007 costs were incurred in Louisiana, the Permian Basin and Utah.

At September 30, 2007, our capitalized unproved oil and gas properties totaled $151.9 million, of which approximately $89.8 million was attributable to unproved acreage.  Unproved properties are subject to a valuation impairment to the extent the carrying cost of a prospect exceeds its estimated fair value.  Therefore, our results of operations in future periods may be adversely affected by unproved property impairments.

We plan to spend approximately $251.4 million on exploration and development activities in fiscal 2007, of which approximately 52% is expected to be allocated to exploration activities.  Since exploratory drilling involves a high degree of risk, it is likely that a significant portion of the costs we incur in fiscal 2007 will be charged to exploration costs. However, we cannot predict our success rates and, accordingly, cannot predict our exploration costs related to abandonment and impairment costs.

Contract Drilling Services

In April 2006, we formed a joint venture (“Larclay JV”) with Lariat Services, Inc. to construct, own, and operate 12 new drilling rigs.  We own a 50% interest in Larclay JV.  The rigs were constructed on behalf of Larclay JV by Lariat, as operations manager.  Although the Company and Lariat own equal interests in Larclay JV, the Company meets the definition of the primary beneficiary of Larclay JV’s expected cash flows under FIN 46R.  As the primary beneficiary under FIN 46R, the Company is required to include the accounts of Larclay JV in the Company’s consolidated financial statements.  During the nine months ended September 30, 2007, we included contract drilling revenues of $37.5 million, net other operating expenses of $20.2 million, depreciation expense of $5.3 million and interest expense of $3.1 million in our statement of operations (see Note 14 to the consolidated financial statements).  Since the Larclay JV drilling rigs are partially utilized by us, the reported amounts are net of any intercompany profits eliminated in consolidation.

General and Administrative

General and administrative (“G&A”) expenses increased 15% from $11.4 million in 2006 to $13.1 million in 2007 due primarily to higher professional fees and personnel costs.  Excluding non-cash employee compensation, G&A expenses increased from $9.8 million in 2006 to $11.5 million in 2007.  In 2007, we recorded a $1.5 million non-cash compensation charge related to our after payout incentive plan and $110,000 for stock-based employee compensation.  In 2006, we recorded a $128,000 non-cash charge for stock-based employee compensation and a $1.5 million non-cash charge related to our after payout incentive plan.

Interest expense

Interest expense increased 64% from $14.6 million in 2006 to $24.1 million in 2007 due to a combination of factors.  In 2006 and 2007, we used our revolving loan facility to partially finance our exploration and development activities.  The average daily principal balance outstanding under our revolving credit facility for 2007 was $173.5 million compared to $75.7 million for 2006.  Capitalized interest for 2007 was $3.1 million compared to $4.4 million in 2006.  We also included $3.1 million of interest expense associated with our Larclay JV during 2007 compared to $212,000 in 2006.

Gain/loss on derivatives

We did not designate any derivative contracts in 2007 or 2006 as cash flow hedges; therefore all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  For the nine months ended September 30, 2007, we reported a $13 million net loss on derivatives, consisting of an $15 million non-cash loss to mark our derivative positions to their fair value at September 30, 2007 and a $2 million realized gain on settled contracts.  For the nine months ended September 30, 2006, we recorded a net gain on derivatives of $25.4 million, consisting of a $42.7 million non-cash gain related to changes in mark-to-market valuations and a $17.3 million realized loss on settled contracts.

Other

Loss on sale of assets for 2007 was $9.4 million compared to $82,000 for 2006.  The 2007 charge was due to recording losses on inventory which included a charge of $8.9 million to write-down inventory to its estimated market value at March 31, 2007.  The write-down resulted primarily from the sale of certain surplus equipment at an auction in March 2007.  Other income/expense for 2007 was income of $4.7 million compared to expense of $515,000 for the 2006 period.  The 2007 period included a $2.9 million gain on settlement of litigation.  No lawsuit settlements or write-downs of inventory were recorded during the 2006 period.

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

In 2005, we issued $225 million of aggregate principal amount of Senior Notes and used the net proceeds to repay all amounts outstanding on the revolving credit facility at that time.  However, we relied heavily on advances under the revolving credit facility to finance a significant portion of our exploration and development activities in 2006 and during the first nine months of 2007.  At September 30, 2007, we had $188 million outstanding on the revolving credit facility.

Our expenditures on exploration and development activities for the first nine months of 2007 exceeded cash flow from operating activities, excluding cash flow from our contract drilling segment, by approximately $33.7 million, and our expenditures for the remainder of 2007 are also expected to exceed our operating cash flow, although not by as large a margin.  We cannot predict our drilling success on exploratory prospects, and our future results of operations and financial condition could be adversely affected by unsuccessful exploratory drilling results.  In this section, we will describe our current plans for capital spending, identify the capital resources available to finance our capital spending, and discuss the principal factors that can affect our liquidity and capital resources.

Capital expenditures

We incurred expenditures for exploration and development activities of $184.3 million during the first nine months of 2007 and have increased our estimates for planned expenditures for fiscal 2007 by $16.3 million from $235.1 million to $251.4 million.  The following table summarizes, by area, our actual expenditures for exploration and development activities for the first nine months of 2007 and our planned expenditures for the year ending December 31, 2007.

	Actual	Planned
	Expenditures	Expenditures	Year 2007
	Nine Months Ended	Year Ending	Percentage
	September 30, 2007	December 31, 2007	of Total
	(In thousands)
North Louisiana	$60,700	$81,200	32%
South Louisiana	61,900	64,800	26%
East Texas Bossier	27,200	39,900	16%
Permian Basin	21,700	35,000	14%
Austin Chalk (Trend)	8,000	22,900	9%
Utah/California	4,200	7,000	3%
Other	600	600	-
	$184,300	$251,400	100%

Our actual expenditures during fiscal 2007 may be substantially higher or lower than these estimates since our plans for exploration and development activities may change during the year.  Other factors, such as prevailing product prices and the availability of capital resources, could also increase or decrease the ultimate level of expenditures during fiscal 2007.

Most of the $16.3 million increase in estimated capital expenditures for fiscal 2007 relates to increased drilling activity in the Austin Chalk (Trend), East Texas Bossier program and the Permian Basin.  We have decided to increase developmental drilling activities in oil-prone areas such as our core acreage block in the Austin Chalk (Trend), where we have in-fill drilling opportunities, and in the Permian Basin where we have a large inventory of drilling locations.  As a result, we now estimate that about half of our expenditures for exploration and development activities for fiscal 2007 will relate to exploratory prospects.

Our expenditures for exploration and development activities for the nine months ended September 30, 2007 exceeded our cash flow from operating activities for the same period, excluding cash flows from our contract drilling segment, by approximately $33.7 million, and we expect our spending during the remainder of 2007 to outpace our operating cash flow, although not by as large a margin.  To the extent possible, we intend to finance this shortfall by borrowings on the revolving credit facility.  Our internal cash flow forecasts indicate that the amount of funds available to us under our revolving credit facility, when combined with our anticipated operating cash flow, will be sufficient to finance our capital expenditures and will provide us with adequate liquidity at least through 2008.  Although we believe the assumptions and estimates made in our forecasts are reasonable, uncertainties exist which could cause the borrowing base to be less than expected, cash flow to be less than expected, or capital expenditures to be more than expected.  In the event we lack adequate liquidity to finance our expenditures in 2007 and 2008, we are currently considering several options for alternative capital resources, including the sale of assets.

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

Cash flow provided by operating activities for the nine months ended September 30, 2007 increased $45.8 million, or 39%, as compared to the corresponding period in 2006.  Approximately $11.7 million of the increase in operating cash flow was attributable to Larclay JV.  All of Larclay JV’s cash flow is dedicated to the repayment of a $75 million secured term loan facility (see “-Secured Term Loan of Larclay JV”).  The remainder of the increase in operating cash flow was derived primarily from oil and gas producing activities, offset in part by increased interest expense on higher levels of indebtedness.

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

During the first nine months in 2007, we borrowed $48 million on the revolving credit facility to finance the excess of our exploration and development expenditures over cash flow from operating activities.  At September 30, 2007, we had a borrowing base of $275 million, leaving $86.2 million available under the revolving loan facility after accounting for outstanding letters of credit.

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

Working capital computed for loan compliance purposes differs from our working capital in accordance with generally accepted accounting principles (GAAP).  Since compliance with financial covenants is a material requirement under the credit facilities, we consider the loan compliance working capital to be useful as a measure of our liquidity because it includes the funds available to us under the revolving credit facility and is not affected by the volatility in working capital caused by changes in fair value of derivatives.  Our reported working capital deficit increased from $23.1 million at December 31, 2006 to $61 million at September 30, 2007 due primarily to a combination of factors, including decreases in inventory and an increase in the net liability for the fair value for derivatives.  After giving effect to the adjustments, our working capital computed for loan compliance purposes was a positive $85.7 million at September 30, 2007, as compared to a positive $36.9 million at December 31, 2006.  The following table reconciles our GAAP working capital to the working capital computed for loan compliance purposes at September 30, 2007 and December 31, 2006.

	September 30,	December 31,
	2007	2006
	(In thousands)
Working capital (deficit) per GAAP	$(60,978)	$(23,068)
Add funds available under the revolving credit facility	86,196	40,196
Exclude fair value of derivatives classified as current assets or current liabilities	36,333	5,993
Exclude current assets and current liabilities of Larclay JV	24,158	13,759
Working capital per loan covenant	$85,709	$36,880

Since we use this revolving credit facility for both short-term liquidity and long-term financing needs, it is important that we comply in all material respects with the loan agreement, including financial covenants that are computed quarterly.  The working capital covenant requires us to maintain positive working capital using the computations described above.  Another financial covenant under the credit facility requires us to maintain a ratio of indebtedness to cash flow of no more than 3 to 1.  While we were in compliance with all financial and non-financial covenants at September 30, 2007, our increased leverage and reduced liquidity may result in our failing to comply with one or more of these covenants in the future.  If we fail to meet any of these loan covenants, we would ask the banks to allow us sufficient time to obtain additional capital resources through alternative means.  If a suitable arrangement could not be reached with the banks, the banks could accelerate the indebtedness and seek to foreclose on the pledged assets.

The banks redetermine the borrowing base under the revolving credit facility at least twice a year, in May and November.   As of September 2007, the borrowing base was $275 million.  If at any time, the borrowing base is less than the amount of outstanding indebtedness, we will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement.  We have relied heavily on advances under the revolving credit facility to finance a significant portion of our exploration and development activities in fiscal 2006 and the first nine months of 2007.  At September 30, 2007, we had $188 million outstanding on the revolving credit facility.

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

The Indenture governing the Senior Notes restricts our ability and the ability of our restricted subsidiaries to:  (i) borrow money; (ii) issue redeemable and preferred stock; (iii) pay distributions or dividends; (iv) make investments; (v) create liens without securing the Notes; (vi) enter into agreements that restrict dividends from subsidiaries; (vii) sell certain assets or merge with or into other companies; (viii) enter into transactions with affiliates; (ix) guarantee indebtedness; and (x) enter into new lines of business.  These covenants are subject to a number of important exceptions and qualifications.  We were in compliance with these covenants at September 30, 2007.

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

The Larclay JV term loan, as amended, bears interest at a floating rate based on a LIBOR average, plus 3.25%, and provides for monthly interest payments through June 2007 and monthly principal and interest payments thereafter sufficient to retire the principal balance by 35% in the first year, 25% in each of the next two years, and 15% in the fourth year.  Two voluntary prepayments of $10 million each may be made in 2008 and 2009 without a prepayment penalty.  The Larclay JV term loan prohibits Larclay JV from making any cash distributions to us or Lariat until the balance on the term loan is fully repaid, and repayments by Larclay JV of any loans by us or Lariat are subordinated to the loans outstanding under the term loan and are subject to other restrictions.  At September 30, 2007, the effective interest rate on the Larclay JV term loan was 8.5%.

The Larclay JV agreements require us to make loans to Larclay JV as needed to finance any costs to construct and initially equip the original 12 drilling rigs which are not otherwise financed under the secured term loan.  Construction on 11 of the rigs is complete, and we will loan Larclay JV $4.6 million during the fourth quarter of 2007 in compliance with the agreements.  The loan to Larclay JV will be due on demand and will bear interest, payable monthly, at the same rate as the secured term loan.  However, the loan will be subject to a subordination agreement with the secured lender that imposes restrictions on payments of principal and interest on the note.  All components of the final Larclay JV drilling rig, a 2,000 horsepower rig designed primarily to drill deep gas wells, have been purchased, but the final assembly of the rig has been postponed while management evaluates the market for additional deep rigs in Larclay JV’s areas of operations.  Upon making a final determination, Larclay JV will either proceed with the final assembly of the rig or it will sell the rig components.  If the rig is assembled for operation, we will be required to make an additional subordinated loan to finance the costs to assemble the rig, which is expected to be less than $2 million.

Alternative capital resources

Although our base of oil and gas reserves, as collateral for our credit facility, has historically been our primary capital resource, we have in the past, and we believe we could in the future, access alternative capital resources, such as asset sales, vendor financing arrangements, and/or public or private issuances of common stock.  We could also issue senior or subordinated debt or preferred stock in a public or a private placement if we choose to raise capital through either of these markets.  While we believe we would be able to obtain funds through one or more of these alternatives, if needed, there can be no assurance that these capital resources would be available on terms acceptable to us.

We have offered for sale most of our proven oil and gas properties in South Louisiana, the majority of which are located in Plaquemines Parish and the two 2,000 horsepower drilling rigs that we have ordered.  If we receive adequate offers for these assets, we plan to sell these assets and use the net sales proceeds to repay indebtedness on our revolving credit facility.

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to September 30, 2007.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Collars:
	Gas			Oil
	MMBtu (a)	Floor	Ceiling	Bbls	Floor	Ceiling
Production Period:
4th Quarter 2007	459,000	$4.00	$5.18	141,000	$23.00	$25.20
1st Quarter 2008	434,000	$4.00	$5.15	132,000	$23.00	$25.07
2nd Quarter 2008	426,000	$4.00	$5.15	132,000	$23.00	$25.07
3rd Quarter 2008	419,000	$4.00	$5.15	128,000	$23.00	$25.07
	1,738,000			533,000

Swaps:
	Gas		Oil
	MMBtu (a)	Price	Bbls	Price
Production Period:
4th Quarter 2007	2,400,000	$8.34	225,000	$72.75
1st Quarter 2008	1,800,000	$8.26	-	$-
2nd Quarter 2008	1,500,000	$8.16	150,000	$65.60
3rd Quarter 2008	1,500,000	$8.16	150,000	$65.60
4th Quarter 2008	1,500,000	$8.16	150,000	$65.60
	8,700,000		675,000

(a)       One MMBtu equals one Mcf at a Btu factor of 1,000.

In July 2006, we terminated certain fixed-price oil swaps covering 75,000 barrels at a price of $80.45 per barrel from October 2007 through December 2007, resulting in an aggregate loss of approximately $589,000, which is being paid to the counterparty monthly during 2007.

In September 2007, we also terminated certain fixed-priced oil swaps covering 270,000 barrels at a price of $78.64 from January 2008 through March 2008 and a price of $76.65 from April 2008 through December 2008, resulting in an aggregate loss of approximately $3.3 million, which will be paid to the counterparty monthly during 2008.

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of our commodity derivatives.  A $1 per barrel change in the price of oil and a $.50 per MMBtu change in the price of gas would change the fair value of our commodity derivatives by approximately $5.7 million.

Interest Rates

We are exposed to interest rate risk on our long-term debt with a variable interest rate.  At September 30, 2007, our variable rate debt had a carrying value of $256.4 million, which approximated its fair value.  At September 30, 2007, our fixed rate debt had a carrying value of $225 million and an approximate fair value of $211.5 million, based on current market quotes.  We estimate that the hypothetical change in the fair value of our fixed-rate, long-term debt resulting from a 100-basis point change in interest rates would be approximately $9.1 million.

We are a party to two interest rate swaps.  Under these derivatives, we pay a fixed rate for the notional principal balances and receives a floating market rate based on LIBOR.  The interest rate swaps are settled quarterly.  The following summarizes information concerning our net positions in open interest rate swaps applicable to periods subsequent to September 30, 2007.

Interest Rate Swaps:
	Principal	Fixed Libor
	Balance	Rates
Period:
October 1, 2007 to September 24, 2008	$100,000,000	4.73%
October 1, 2007 to November 1, 2007	$50,000,000	5.19%
November 1, 2007 to November 1, 2008	$45,000,000	5.73%

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

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

**10.1†	Southwest Royalties Reward Plan dated January 15, 2007, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with Commission on January 18, 2007††

*31.1	Certification by the President and Chief Executive Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

*31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

*32.1	Certifications by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

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

CLAYTON WILLIAMS ENERGY, INC.

Date:	November 9, 2007	By:	/s/ L. Paul Latham
L. Paul Latham
Executive Vice President and Chief
Operating Officer

Date:	November 9, 2007	By:	/s/ Mel G. Riggs
Mel G. Riggs
Senior Vice President and Chief Financial
Officer