Form 10-Q
period 2008-03-31
CLAYTON WILLIAMS ENERGY INC /DE
filed 2008-05-09
CIK 880115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

There were 12,104,051 shares of Common Stock, $.10 par value, of the registrant outstanding as of May 6, 2008.

CLAYTON WILLIAMS ENERGY, INC

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS
	March 31,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$18,523	$12,344
Accounts receivable:
Oil and gas sales, net	48,991	36,698
Joint interest and other, net	18,241	16,666
Affiliates	9,608	308
Inventory	14,896	14,348
Deferred income taxes	3,581	3,581
Fair value of derivatives	-	7,191
Assets held for sale	72,135	17,281
Prepaids and other	3,583	3,962
	189,558	112,379

PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	1,313,786	1,374,090
Natural gas gathering and processing systems	18,604	18,404
Contract drilling equipment	89,965	89,956
Other	14,536	14,505
	1,436,891	1,496,955
Less accumulated depreciation, depletion and amortization	(736,153)	(765,877)
Property and equipment, net	700,738	731,078

OTHER ASSETS
Debt issue costs, net	6,615	6,963
Fair value of derivatives	72	-
Other	11,059	10,676
	17,746	17,639
	$908,042	$861,096

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY
	March 31,	December 31,
	2008	2007
	(Unaudited)
CURRENT LIABILITIES
Accounts payable:
Trade	$84,602	$72,477
Oil and gas sales	27,954	24,806
Affiliates	2,190	1,747
Current maturities of long-term debt	20,625	22,500
Fair value of derivatives	71,646	56,929
Accrued liabilities and other	5,884	10,308
	212,901	188,767

NON-CURRENT LIABILITIES
Long-term debt	414,688	430,175
Deferred income taxes	48,633	44,302
Fair value of derivatives	10,192	-
Other	37,371	37,046
	510,884	511,523

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share, authorized – 3,000,000
shares; none issued	-	-
Common stock, par value $.10 per share, authorized – 30,000,000 shares; issued and outstanding – 12,104,051 shares in 2008
and 11,354,051 shares in 2007	1,210	1,135
Additional paid-in capital	136,831	121,063
Retained earnings	43,069	35,890
Accumulated other comprehensive income, net of tax	3,147	2,718
	184,257	160,806
	$908,042	$861,096

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share)

	Three Months Ended
	March 31,
	2008	2007
REVENUES
Oil and gas sales	$118,919	$61,180
Natural gas services	2,538	2,654
Drilling rig services	14,832	8,417
Gain on sales of property and equipment	569	259
Total revenues	136,858	72,510

COSTS AND EXPENSES
Production	20,579	17,278
Exploration:
Abandonments and impairments	297	11,105
Seismic and other	3,675	890
Natural gas services	2,515	2,413
Drilling rig services	11,117	4,933
Depreciation, depletion and amortization	30,273	15,231
Impairment of property and equipment	-	565
Accretion of abandonment obligations	530	618
General and administrative	3,448	3,903
Loss on sales of property and equipment	9	9,332
Total costs and expenses	72,443	66,268

Operating income	64,415	6,242

OTHER INCOME (EXPENSE)
Interest expense	(7,446)	(7,629)
Loss on derivatives	(46,109)	(16,849)
Other	655	713
Total other income (expense)	(52,900)	(23,765)

Income (loss) before income taxes and minority interest	11,515	(17,523)
Income tax (expense) benefit	(4,222)	6,080
Minority interest, net of tax	(114)	(867)

NET INCOME (LOSS)	$7,179	$(12,310)

Net income (loss) per common share:
Basic	$0.63	$(1.09)
Diluted	$0.62	$(1.09)

Weighted average common shares outstanding:
Basic	11,387	11,290
Diluted	11,643	11,290

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

					Accumulated
					Other	Total
	Common Stock		Additional		Compre-	Compre-
	No. of	Par	Paid-In	Retained	hensive	hensive
	Shares	Value	Capital	Earnings	Income	Income
BALANCE,
December 31, 2007	11,354	$1,135	$121,063	$35,890	$2,718
Net income	-	-	-	7,179	-	$7,179
Unrealized gain on
marketable securities,
net of tax of $231	-	-	-	-	429	429
Total comprehensive
income						$7,608
Issuance of stock through
compensation plans	750	75	15,768	-	-
BALANCE,
March 31, 2008	12,104	$1,210	$136,831	$43,069	$3,147

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,179	$(12,310)
Adjustments to reconcile net income (loss) to cash
provided by operating activities:
Depreciation, depletion and amortization	30,273	15,231
Impairment of property and equipment	-	565
Exploration costs	297	11,105
Gain on sales of property and equipment, net	(560)	(128)
Deferred income taxes	4,100	(6,080)
Non-cash employee compensation	342	610
Unrealized loss on derivatives	32,028	18,822
Settlements on derivatives with financing elements	10,415	5,593
Amortization of debt issue costs	346	309
Accretion of abandonment obligations	530	618
Minority interest, net of tax	114	867

Changes in operating working capital:
Accounts receivable	(13,869)	(286)
Accounts payable	11,985	(3,703)
Other	(5,130)	5,016
Net cash provided by operating activities	78,050	36,229

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(49,610)	(55,749)
Additions to equipment of Larclay JV.	(9)	(19,316)
Proceeds from sales of property and equipment	624	645
Change in equipment inventory	(1,620)	3,896
Other	69	(2,970)
Net cash used in investing activities	(50,546)	(73,494)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	-	25,000
Proceeds from long-term debt of Larclay JV	-	8,727
Repayments of long-term debt	(10,800)	-
Repayments of long-term debt of Larclay JV	(6,562)	-
Proceeds from exercise of stock options	6,452	5,962
Settlements on derivatives with financing elements	(10,415)	(5,593)
Net cash provided by (used in) financing activities	(21,325)	34,096

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	6,179	(3,169)

CASH AND CASH EQUIVALENTS
Beginning of period	12,344	13,840
End of period	$18,523	$10,671

SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$11,628	$11,739

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

1.             Nature of Operations

Clayton Williams Energy, Inc. (a Delaware corporation) and its subsidiaries (collectively, the “Company” or “CWEI”) is an independent oil and gas company engaged in the exploration for and development and production of oil and natural gas primarily in its core areas in Texas, Louisiana and New Mexico.  Approximately 24% of the Company’s outstanding common stock is beneficially owned by Clayton W. Williams, Jr. (“Mr. Williams”), Chairman of the Board and Chief Executive Officer of the Company, and approximately 27% is owned by a partnership in which Mr. Williams’ adult children are limited partners.

Substantially all of the Company’s oil and gas production is sold under short-term contracts which are market-sensitive.  Accordingly, the Company’s financial condition, results of operations, and capital resources are highly dependent upon prevailing market prices of, and demand for, oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company.  These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, the strength of the U.S. dollar, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic.

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

In the opinion of management, the Company's unaudited consolidated financial statements as of March 31, 2008 and for the interim periods ended March 31, 2008 and 2007 include all adjustments which are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States.  These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2007.

3.             Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS

 161 applies to all derivative instruments within the scope of SFAS 133 as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.  The Company is currently evaluating the disclosure implications of this statement.

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

4.             Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)
7¾% Senior Notes, due 2013	$225,000	$225,000
Secured bank credit facility, due May 2009	155,000	165,800
Secured term loan of Larclay JV, due June 2011	55,313	61,875
	435,313	452,675
Less current maturities(a)	(20,625)	(22,500)
	$414,688	$430,175

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

The Indenture governing the Senior Notes restricts the ability of the Company and its restricted subsidiaries to:  (i) borrow money; (ii) issue redeemable and preferred stock; (iii) pay distributions or dividends; (iv) make investments; (v) create liens without securing the Senior Notes; (vi) enter into agreements that restrict dividends from subsidiaries; (vii) sell certain assets or merge with or into other companies; (viii) enter into transactions with affiliates; (ix) guarantee indebtedness; and (x) enter into new lines of business.  The Company was in compliance with these covenants at March 31, 2008.

Secured Bank Credit Facility
The Company’s secured bank credit facility provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit.  The borrowing base, which is based on the discounted present value of future net revenues from oil and gas production, is subject to redetermination at any time, but at least semi-annually in May and November, and is made at the discretion of the banks.  If, at any time, the redetermined borrowing base is less than the amount of outstanding indebtedness, the Company will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement.  Substantially all of the Company’s oil and gas properties are pledged to secure advances under the credit facility.  At March 31, 2008, the borrowing base established by the banks was $275 million, with no monthly commitment reductions.  After allowing for outstanding letters of credit totaling $804,000, the Company had $119.2 million available under the credit facility at March 31, 2008.  Subsequent to March 31, 2008, the borrowing base was reduced to $250 million after the sale of assets (see Note 14).

The revolving credit facility provides for interest at rates based on the agent bank’s prime rate plus margins ranging from .25% to 1%, or if elected by the Company based on LIBOR plus margins ranging from 1.5% to 2.25%.  The Company also pays a commitment fee on the unused portion of the revolving credit facility.  Interest and fees are payable at least quarterly.  The effective annual interest rate on borrowings under the combined credit facility, excluding bank fees and amortization of debt issue costs, for the quarter ended March 31, 2008 was 5.6%.

The loan agreement applicable to the revolving credit facility contains financial covenants that are computed quarterly.  The working capital covenant requires the Company to maintain a ratio of current assets to current liabilities of at least 1 to 1.  Another financial covenant under the credit facility requires the Company to maintain a ratio of indebtedness to cash flow of no more than 3 to 1.  The computations of current assets, current liabilities, cash flow and indebtedness are defined in the loan agreement.  The Company was in compliance with all financial and non-financial covenants at March 31, 2008.

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

The Larclay JV term loan, as amended, bears interest at a floating rate based on a LIBOR average, plus 3.25%, and provides for monthly interest payments through June 2007 and monthly principal and interest payments thereafter sufficient to retire the principal balance by 35% in the first year, 25% in each of the next two years, and 15% in the fourth year.  Two voluntary prepayments of $10 million each may be made in 2008 and 2009 without a prepayment penalty.  The Larclay JV term loan prohibits Larclay JV from making any cash distributions to the Company or Lariat until the balance on the term loan is fully repaid, and repayments by Larclay JV of any loans by the Company or Lariat are subordinated to the loans outstanding under the term loan and are subject to other restrictions.  At March 31, 2008, the effective interest rate on the Larclay JV term loan was 6.9%.

5.             Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)
Abandonment obligations	$31,237	$30,994
Minority interest, net of tax	5,000	4,886
Other taxes payable	358	358
Other	776	808
	$37,371	$37,046

Changes in abandonment obligations for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Beginning of period	$30,994	$27,846
Additional abandonment obligations from new wells	68	145
Sales of properties	(355)	(181)
Accretion expense	530	618
End of period	$31,237	$28,428

6.             Compensation Plans

Stock-Based Compensation
The Company has reserved 1,798,200 shares of common stock for issuance under the 1993 Stock Compensation Plan (“1993 Plan”).  The 1993 Plan provides for the issuance of nonqualified stock options with an exercise price which is not less than the market value of the Company’s common stock on the date of grant.  All options granted through March 31, 2008 expire 10 years from the date of grant and become exercisable based on varying vesting schedules.  The Company issues new shares, not repurchased shares, to option holders that exercise stock options under the 1993 Plan.  At March 31, 2008, 101,766 shares remain available for issuance under this plan.

The Company has reserved 86,300 shares of common stock for issuance under the Outside Directors Stock Option Plan (“Directors Plan”).  Since the inception of the Directors Plan, the Company has issued options covering 52,000 shares of common stock at option prices ranging from $3.25 to $41.74 per share.  All outstanding options expire 10 years from the grant date and are fully exercisable upon issuance.  At March 31, 2008, 34,300 shares remain available for issuance under this plan.

The following table sets forth certain information regarding the Company’s stock option plans as of and for the three months ended March 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value (a)
Outstanding at January 1, 2008	811,485	$20.49
Granted	4,000	$31.16
Exercised (b)	(750,000)	$21.00
Outstanding at March 31, 2008	65,485	$15.27	3.45	$2,437,566

Vested at March 31, 2008	65,485	$15.27	3.45	$2,437,566
Exercisable at March 31, 2008	65,485	$15.27	3.45	$2,437,566

(a) Based on closing price at March 31, 2008 of $52.49 per share.
(b) Cash received for options exercised totaled $15.8 million, of which $9.3 million was received in April 2008.

The following table summarizes information with respect to options outstanding at March 31, 2008, all of which are currently exercisable.

	Outstanding and Exercisable Options
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Life in
	Shares	Price	Years
Range of exercise prices:
$5.50	33,485	$ 5.50	1.1
$10.00 - $19.74	10,000	$ 11.93	3.1
$22.90 - $41.74	22,000	$ 31.65	7.2
	65,485	$ 15.27	3.5

The following table presents certain information regarding stock-based compensation amounts for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands, except per share)
Weighted average grant date fair value of options granted per share	$23.06	$27.56
Intrinsic value of options exercised	$19,650	$228
Stock-based employee compensation expense	$92	$110
Tax benefit	$(32)	$(39)
Net stock-based employee compensation expense	$60	$71

After-Payout Incentive Plan
The Compensation Committee of the Board of Directors has adopted an incentive plan for officers, key employees and consultants who promote the Company’s drilling and acquisition programs.  Management’s objective in adopting this plan is to further align the interests of the participants with those of the Company by granting the participants an after-payout interest in the production developed, directly or indirectly, by the participants.  The plan generally provides for the creation of a series of partnerships or participation arrangements (“APO Arrangements”) between the Company and the participants to which the Company contributes a portion of its economic interest in wells drilled or acquired within certain areas.  Generally, the Company pays all costs to acquire, drill and produce applicable wells and receives all revenues until it has recovered all of its costs, plus interest (“payout”).  At payout, the participants receive 99% to 100% of all subsequent revenues and pay 99% to 100% of all subsequent expenses attributable to the APO Arrangements.

Between 3% and 7.5% of the Company’s economic interests in specified wells drilled or acquired by the Company subsequent to October 2002 are subject to APO Arrangements (excluding properties acquired in a merger with Southwest Royalties, Inc. in May 2004).  The Company records its allocable share of the assets, liabilities, revenues, expenses and oil and gas reserves of these APO Arrangements in its consolidated financial statements.  The Company recognized $250,000 of non-cash compensation expense during the three-month period ended March 31, 2008 and $500,000 for the three-month period ended March 31, 2007 for the estimated fair value of the APO Arrangements granted during those periods.

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

The Company recognizes compensation expense related to the SWR Reward Plan over the vesting period.  For the quarter ended March 31, 2008, the Company recorded compensation expense of $16,479 for the SWR Reward Plan.  For the quarter ended March 31, 2007, the company recorded $97,000 of compensation expense.

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

The following summarizes information concerning the Company’s net positions in open commodity derivatives applicable to periods subsequent to March 31, 2008.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Collars:
	Gas			Oil
	MMBtu (a)	Floor	Ceiling	Bbls	Floor	Ceiling
Production Period:
2nd Quarter 2008	426,000	$4.00	$5.15	132,000	$23.00	$25.07
3rd Quarter 2008	419,000	$4.00	$5.15	128,000	$23.00	$25.07
	845,000			260,000

Swaps:
	Gas		Oil
	MMBtu (a)	Price	Bbls	Price
Production Period:
2nd Quarter 2008	4,650,000	$9.20	330,000	$79.84
3rd Quarter 2008	4,200,000	$9.15	310,000	$78.96
4th Quarter 2008	4,200,000	$9.15	400,000	$82.21
2009	3,600,000	$9.33	1,440,000	$85.30
	16,650,000		2,480,000

(a) One MMBtu equals one Mcf at a Btu factor of 1,000.

In September 2007, the Company terminated certain fixed-priced oil swaps covering 90,000 barrels at a price of $76.65 from April 2008 through December 2008, resulting in an aggregate loss of approximately $995,000, which will be paid to the counterparty monthly during 2008.

Interest Rate Derivatives
At March 31, 2008, the Company was a party to two interest rate swaps.  Under these derivatives, the Company pays a fixed rate for the notional principal balances and receives a floating market rate based on LIBOR.  The interest rate swaps are settled quarterly.  The following summarizes information concerning the Company’s net positions in open interest rate swaps at March 31, 2008.

Interest Rate Swaps:
		Fixed
	Principal	Libor
	Balance	Rates
Period:
April 1, 2008 to September 24, 2008(a)	$100,000,000	4.73%
April 1, 2008 to November 3, 2008	$45,000,000	5.73%

(a) In April 2008, the Company terminated this $100 million interest rate swap for a cash payment of $899,000.

Accounting For Derivatives
The Company accounts for its derivatives in accordance with SFAS 133.  The Company did not designate any of its currently open commodity or interest rate derivatives as cash flow hedges; therefore, all changes in the fair value of these contracts prior to maturity, plus any realized gains or losses at maturity, are recorded as other income (expense) in the Company’s statements of operations.  For the three months ended March 31, 2008, the Company reported a $46.1 million net loss on derivatives, consisting of a $32 million loss related to changes in mark-to-market valuations and a $14.1 million realized loss for settled contracts.  For the three months ended March 31, 2007, the Company reported a $16.8 million loss on derivatives, consisting of an $18.8 million loss related to changes in mark-to-market valuations and a $2 million realized gain on settled contracts.

8.             Financial Instruments

Cash and cash equivalents, receivables, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments.  Indebtedness under the secured bank credit facility was estimated to have a fair value approximating the carrying amount since the interest rate is generally market sensitive.  The estimated fair value of the Company’s Senior Notes at March 31, 2008 and December 31, 2007 was approximately $194.6 million and $196.9 million, respectively.

Determination of Fair Value
The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) (as amended) effective January 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.  As permitted by FSP No. 157-2, the Company has not applied the provisions of SFAS 157 to nonfinancial assets and liabilities.  The Company has not applied the provisions of SFAS 157 to its asset retirement obligations.

Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, use of unobservable prices or inputs are used to estimate the current fair value, often using an internal valuation model. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.

In accordance with SFAS 157, the Company categorizes its assets and liabilities recorded at fair value in the accompanying consolidated balance sheets based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1 -	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 -
Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 -
Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The fair value of the Company’s investment in common stock of SandRidge is measured using Level 1 inputs, and is determined by market prices on an active market.

The fair value of derivative contracts are measured using Level 2 inputs, and are determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices.

The estimated fair values of assets and liabilities included in the accompanying consolidated balance sheets at March 31, 2008 and December 31, 2007 are summarized below.

	Fair Value Measurements
	March 31, 2008		December 31, 2007
	Quoted Prices In	Significant	Quoted Prices In	Significant
	Active Markets For	Other	Active Markets For	Other
	Identical	Observable	Identical	Observable
	Assets/Liabilities	Inputs	Assets/Liabilities	Inputs
Description	Level 1	Level 2	Level 1	Level 2
	(In thousands)
Assets:
Investment securities	$7,848	$-	$7,188	$-
Total assets	$7,848	$-	$7,188	$-
Liabilities:
Fair value of derivatives:
Commodity derivatives, net	$-	$79,550	$-	$48,696
Interest derivatives, net	-	2,216	-	1,044
Total liabilities	$-	$81,766	$-	$49,740

9.             Inventory

The Company maintains an inventory of tubular goods and other well equipment for use in its exploration and development drilling activities.  Any gains or losses on disposition of inventory, and any losses on write-down of inventory to its estimated market value, are reported as gain or loss on sales of property and equipment in the accompanying consolidated statements of operations.  The 2007 period included a charge of $8.9 million to write-down inventory to its estimated market value at March 31, 2007.  The write-down resulted primarily from the sale of certain surplus equipment at an auction in March 2007.  The Company received $4.5 million of net proceeds from the auction in April 2007 when the auction sale was consummated.

10.          Assets Held For Sale

Included in assets held for sale is $72.1 million at March 31, 2008 and $17.3 million at December 31, 2007 that the Company has designated as held for sale assets under SFAS 144.  The December 31, 2007 balance consisted of $15.8 million for the estimated fair value of two 2,000 horsepower drilling rigs and related components and $1.5 million for well service equipment.  At March 31, 2008, assets held for sale consisted of $16 million for the estimated fair value of two 2,000 horsepower drilling rigs and related components, $1.6 million for well service equipment and $54.5 million related to the net book value of certain oil and gas properties in South Louisiana that the Company offered for sale (see Note 14).

11.          Income Taxes

The Company’s effective federal and state income tax rate for the three months ended March 31, 2008 of 36.7% differed from the statutory federal rate of 35% due to tax benefits derived from statutory depletion deductions, offset in part by increases in the tax provision related primarily to the effects of the recently-enacted Texas Margin Tax and certain non-deductible expenses.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Upon adoption of FIN 48, the Company recorded a liability for taxes payable related to unrecognized tax benefits arising from uncertain tax positions taken by the Company in previous periods.  A reconciliation of the changes in this tax liability as of March 31, 2008 and December 31, 2007 is as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)
Balance at beginning of period	$358	$-
Adoption of FIN 48 on January 1, 2007	-	1,585
Reductions for tax positions of prior years	-	(1,227)
Balance at end of period	$358	$358

No unrecognized tax benefits originated during the first three months of 2008.  Reductions in the 2007 tax liability resulted from changes in accounting methods which were submitted to the taxing authority during 2007.  All of the remaining unrecognized tax benefits at March 31, 2008 relate to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductions.  Because of the impact of deferred tax accounting, the disallowance of the shorter deduction period would not affect the annual effective tax rate but would only accelerate the payment of taxes to the taxing authority or change the amount of deferred tax assets related to net operating loss carryforwards.

The tax liability recorded under FIN 48 are included in other non-current liabilities in the accompanying consolidated financial statements, and any interest and penalties accrued on unrecognized tax benefits, are recorded as interest expense in the accompanying statements of operations.  However, due to the Company’s net operating loss carryforwards, no interest or penalties have been accrued on the Company’s unrecognized tax benefits.

12.          Investments

Larclay JV
In April 2006, the Company formed a joint venture (“Larclay JV”) with Lariat Services, Inc. (“Lariat”) to construct, own and operate 12 new drilling rigs.  The Company and Lariat each own a 50% interest in Larclay JV.  A lender has provided a $75 million secured term loan to Larclay JV to finance most of the cost of constructing and initially equipping the rigs (see Note 4).  Pursuant to the requirements of the joint venture agreements, the Company has made two loans to Larclay JV, one in November 2007 for $4.6 million to finance excess construction costs and one in April 2008 for $2.5 million to finance its 50% share of a working capital assessment required by Larclay JV.  Loans to Larclay JV are due on demand and bear interest, payable monthly, at the same rate as the secured term loan.  However, the loans are subject to a subordination agreement with the secured lender that imposes restrictions on payments of principal and interest on the note.

Also in April 2006, the Company entered into a three-year drilling contract with Larclay JV assuring the availability of each rig for use in the ordinary course of the Company’s exploration and development drilling program throughout the term of the drilling contract.  The provisions of the drilling contract provide that the Company contract for each rig on a well-by-well basis at then current market rates.  If a rig is not needed by the Company at any time during the term of the contract, Larclay JV may contract with other operators for the use of such rig, subject to certain restrictions.  If a rig is idle, the Company will pay Larclay JV an idle rig rate ranging from $8,100 per day to $10,300 per day (plus crew labor expenses, if applicable), depending on the size of the rig.  The Company’s maximum potential obligation to pay idle rig rates over the term of this drilling contract, excluding any crew labor expenses, totals approximately $68.7 million at March 31, 2008.  The Company did not pay any idle rig fees during the three months ended March 31, 2008.

Although the Company and Lariat own equal interests in Larclay JV, the Company meets the definition of the primary beneficiary of Larclay JV’s expected cash flows under FIN 46R.  As the primary beneficiary under FIN 46R, the Company is required to include the accounts of Larclay JV in the Company’s consolidated financial statements.  As of March 31, 2008, Lariat’s equity ownership in the net assets of Larclay JV was $5 million, which is recorded as minority interest and included in other non-current liabilities in the accompanying consolidated financial statements.  The Company’s intercompany accounts with Larclay JV have been eliminated in consolidation.

SandRidge Energy Inc.
The Company owns 200,460 shares of common stock in SandRidge Energy Inc. (“SandRidge”).  During the fourth quarter of 2007, SandRidge became publicly traded and listed its shares on the New York Stock Exchange.  The Company’s original cost investment in SandRidge was increased to fair market value in 2007 and the change in fair market value of $4.2 million, net of tax of $1.5 million, was recorded in accumulated other comprehensive income at December 31, 2007.  The fair value of the Company’s investment in SandRidge at March 31, 2008 is $7.8 million and is recorded in other non-current assets, based on the closing price of the stock as of March 31, 2008.  The change in fair market value during the three months ended March 31, 2008 of $660,000, net of tax of $231,000, was recorded in accumulated other comprehensive income.

13.         Oil and Gas Properties

   The following sets forth the capitalized costs for oil and gas properties as of March 31, 2008 and December 31, 2007.

	March 31,	December 31,
	2008	2007
	(In thousands)
Proved properties	$1,179,636	$1,258,166
Unproved properties	134,150	115,924
Total capitalized costs	1,313,786	1,374,090
Accumulated depreciation, depletion and amortization	(695,162)	(727,739)
Net capitalized costs	$618,624	$646,351

14.          Subsequent Event

In April 2008, the Company and its affiliates sold all of their interests in 16 producing wells for approximately $88.6 million, net of customary closing adjustments.  The Company expects to record a gain of approximately $33 million in the second quarter of 2008 in connection with this transaction.  Also, in April 2008, the Company sold a surplus well servicing unit for $1.8 million.  The Company will record a gain of approximately $300,000 on the sale of this asset in the second quarter of 2008.

15.          Segment Information

In accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company has two reportable operating segments, which are oil and gas exploration and production and contract drilling services.

The following tables present selected financial information regarding the Company’s operating segments for the three-month periods ended March 31, 2008 and 2007.

For the Three Months Ended		Contract	Intercompany	Consolidated
March 31, 2008	Oil and Gas	Drilling	Eliminations	Total
	(In thousands)
Revenues	$122,026	$17,163	$(2,331)	$136,858
Depreciation, depletion and amortization (a)	27,988	2,610	(325)	30,273
Other operating expenses (b)	30,815	13,008	(1,653)	42,170
Interest expense	6,352	1,094	-	7,446
Other (income) expense	45,454	-	-	45,454
Income before income taxes and
minority interest	11,417	451	(353)	11,515

Income tax (expense) benefit	(3,964)	(258)	-	(4,222)
Minority interest, net of tax	62	(176)	-	(114)

Net income (loss)	$7,515	$17	$(353)	$7,179

Total assets	$816,632	$96,197	$(4,787)	$908,042
Additions to property and equipment	$55,431	$9	$(353)	$55,087

For the Three Months Ended		Contract	Intercompany	Consolidated
March 31, 2007	Oil and Gas	Drilling	Eliminations	Total
	(In thousands)
Revenues	$64,093	$10,936	$(2,519)	$72,510
Depreciation, depletion and amortization (a)	14,413	1,607	(224)	15,796
Other operating expenses (b)	45,507	5,827	(862)	50,472
Interest expense	6,795	834	-	7,629
Other (income) expense	16,136	-	-	16,136
Income before income taxes and
minority interest	(18,758)	2,668	(1,433)	(17,523)

Income tax (expense) benefit	7,014	(934)	-	6,080
Minority interest, net of tax	-	(867)	-	(867)

Net income (loss)	$(11,744)	$867	$(1,433)	$(12,310)

Total assets	$730,651	$92,350	$(3,931)	$819,070
Additions to property and equipment	$72,776	$5,765	$(1,433)	$77,108

(a) Includes impairment of property and equipment.
(b)            Includes the following expenses: production, exploration, natural gas services, drilling rig services, accretion of abandonment obligations, general and administrative and loss on sales of property and equipment.

16.          Guarantor Financial Information

In July 2005, Clayton Williams Energy, Inc. (“Issuer”) issued $225 million of Senior Notes (see Note 4).  Other than West Coast Energy Properties GP, LLC (“WCEP LLC”), the general partner of West Coast Energy Properties, L.P., an affiliated limited partnership, all of the Issuer’s wholly-owned and active subsidiaries (“Guarantor Subsidiaries”) have jointly and severally, irrevocably and unconditionally guaranteed the performance and payment when due of all obligations under the Senior Notes.  Larclay JV, a 50%-owned drilling rig joint venture formed in April 2006, and WCEP LLC have not guaranteed the Senior Notes and are referred to in this Note 16 as Non-Guarantor Entities.

The financial information which follows sets forth the Company’s condensed consolidating financial statements as of and for the periods indicated.

Condensed Consolidating Balance Sheet
March 31, 2008
(Dollars in thousands)			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Current assets	$195,784	$114,244	$19,463	$(139,933)	$189,558
Property and equipment, net	335,417	281,811	83,510	-	700,738
Investments in subsidiaries	81,954	-	-	(81,954)	-
Other assets	21,733	336	277	(4,600)	17,746
Total assets	$634,888	$396,391	$103,250	$(226,487)	$908,042

Current liabilities	$139,145	$171,469	$42,220	$(139,933)	$212,901
Non-current liabilities:
Long-term debt	380,000	-	39,288	(4,600)	414,688
Fair value of derivatives	10,192	-	-	-	10,192
Other	29,368	56,523	113	-	86,004
	419,560	56,523	39,401	(4,600)	510,884

Stockholders’ equity	76,183	168,399	21,629	(81,954)	184,257
Total liabilities and
stockholders’ equity	$634,888	$396,391	$103,250	$(226,487)	$908,042

Condensed Consolidating Balance Sheet
March 31, 2007
(Dollars in thousands)			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Current assets	$134,991	$97,845	$12,603	$(146,335)	$99,104
Property and equipment, net	329,066	279,449	85,760	-	694,275
Investments in subsidiaries	71,445	-	-	(71,445)	-
Other assets	24,756	326	609	-	25,691
Total assets	$560,258	$377,620	$98,972	$(217,780)	$819,070

Current liabilities	$90,857	$178,423	$31,772	$(146,335)	$154,717
Non-current liabilities:
Long-term debt	390,000	-	55,313	-	445,313
Fair value of derivatives	3,423	15,290	-	-	18,713
Other	5,142	56,337	106	-	61,585
	398,565	71,627	55,419	-	525,611

Stockholders’ equity	70,836	127,570	11,781	(71,445)	138,742
Total liabilities and
stockholders’ equity	$560,258	$377,620	$98,972	$(217,780)	$819,070

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2008
(Dollars in thousands)			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Total revenue	$80,232	$41,973	$17,363	$(2,710)	$136,858
Costs and expenses	39,871	19,128	15,801	(2,357)	72,443
Operating income (loss)	40,361	22,845	1,562	(353)	64,415
Other income (expense)	(48,269)	(3,578)	(1,053)	-	(52,900)
Income tax benefit	(4,222)	-	-	-	(4,222)
Minority interest, net of tax	(114)	-	-	-	(114)

Net income (loss)	$(12,244)	$19,267	$509	$(353)	$7,179

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2007
(Dollars in thousands)			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Total revenue	$40,136	$24,169	$11,038	$(2,833)	$72,510
Costs and expenses	44,902	16,139	7,575	(2,348)	66,268
Operating income (loss)	(4,766)	8,030	3,463	(485)	6,242
Other income (expense)	(19,557)	(3,402)	(806)	-	(23,765)
Income tax benefit	6,080	-	-	-	6,080
Minority interest, net of tax	(867)	-	-	-	(867)

Net income (loss)	$(19,110)	$4,628	$2,657	$(485)	$(12,310)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2008
(Dollars in thousands)			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Operating activities	$41,156	$31,955	$4,614	$325	$78,050
Investing activities	(36,008)	(14,032)	(181)	(325)	(50,546)
Financing activities	3,172	(17,923)	(6,574)	-	(21,325)
Net increase (decrease) in
cash and cash equivalents	8,320	-	(2,141)	-	6,179

Cash at the beginning of
the period	5,325	1,288	5,731	-	12,344

Cash at end of the period	$13,645	$1,288	$3,590	$-	$18,523

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2007
(Dollars in thousands)			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Operating activities	$8,042	$13,657	$14,306	$224	$36,229
Investing activities	19,114	(5,460)	(87,424)	276	(73,494)
Financing activities	(32,185)	(8,346)	75,127	(500)	34,096
Net increase (decrease) in
cash and cash equivalents	(5,029)	(149)	2,009	-	(3,169)

Cash at the beginning of
the period	12,542	1,298	-	-	13,840

Cash at end of the period	$7,513	$1,149	$2,009	$-	$10,671

Item 2 -                 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in our Form 10-K for the year ended December 31, 2007.

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

We believe that the economic climate in the domestic oil and gas industry continues to be suitable for our business model.  Oil and gas prices are currently well above historic averages.  Although oil and gas prices are typically volatile and are subject to market fluctuations, we believe that supply and demand fundamentals in the energy marketplace continue to provide us with the economic incentives necessary for us to assume the risks we face in our search for oil and gas reserves.  However, despite favorable commodity prices, certain of our operating metrics per Mcfe, such as finding costs and depreciation, depletion and amortization (“DD&A”) expense, are rising.

Finding quality domestic oil and gas reserves through exploration is a significant challenge and involves a high degree of risk.  DD&A per Mcfe of oil and gas production, an operating metric that measures a company’s cumulative cost to find or purchase a unit of production, increased significantly from the first quarter of 2007 to the first quarter of 2008.  Approximately 68% of our planned activities for 2008 relate to developmental prospects that are not expected to materially reduce our reported DD&A per Mcfe.

Key Factors to Consider

The following summarizes the key factors considered by management in the review of our financial condition and operating performance for the first quarter of 2008 and the outlook for the remainder of 2008.

•	Our oil and gas sales increased $57.7 million, or 94%, from 2007, of which price variances accounted 70% of the increase and incremental production accounted for the remaining 30%.

•
Our oil and gas production for the first quarter of 2008 was 27% higher on an Mcfe basis than in the comparable period in 2007 resulting primarily from drilling programs in all of our core areas of operations.

•
We recorded a $46.1 million net loss on derivatives in the first quarter of 2008.  We recorded a $14.1 million realized loss on settled contracts and a $32 million loss for changes in mark-to-market valuations.  Since we do not presently designate our derivatives as cash flow hedges under applicable accounting standards, we recognize the full effect of changing prices on mark-to-market valuations as a current charge or credit to our results of operations.

•
During the first quarter of 2008, we decreased borrowings under our revolving credit facility by $10.8 million from $165.8 million at December 31, 2007 to $155 million at March 31, 2008.  Subsequent to March 31, 2008, we further reduced our debt using proceeds from the sale of assets in South Louisiana.

•
At March 31, 2008, our capitalized unproved oil and gas properties totaled $134.2 million, of which approximately $80.3 million was attributable to unproved acreage.  Unproved properties are subject to a valuation impairment to the extent the carrying cost of a prospect exceeds its estimated fair value.  Therefore, our results of operations in future periods may be adversely affected by unproved property impairments.

Recent Exploration and Developmental Activities

Overview
Most of our exploration and development efforts in 2008 are directed toward developmental drilling for oil.  With oil at record-high levels, we believe the time is right to exploit our large inventory of lower risk, developmental drilling locations, primarily in the Permian Basin and the Austin Chalk (Trend) areas of our asset base.  However, we remain committed to our higher risk, higher impact exploration programs, particularly our deep Bossier plays in East Texas and North Louisiana.

As shown in “Liquidity and Capital Resources – Capital Expenditures,” we incurred expenditures for exploration and development activities of $57.7 million during the first three months of 2008, of which approximately 21% were related to exploratory drilling and leasing activities.  We also increased our estimates for capital expenditures in fiscal 2008 from $256.5 million to $344.5 million.  The increase in capital spending relates primarily to developmental activities in the Permian Basin and North Louisiana.

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

We spent $21.5 million in the Permian Basin during the first quarter of 2008 on exploration and development activities, of which $15.4 million was spent on drilling and completion activities and $6.1 million was spent on seismic and leasing activities.  We drilled 4 gross (4.0 net) operated wells in the Permian Basin and conducted remedial operations on existing wells in 2008.

The Permian Basin continues to be a significant source of cash flow for us.  We currently expect to spend $168 million on development activities in the Permian Basin in 2008.  Most of the drilling activities relate to our War-Wink and Amacker-Tippett prospects in West Texas, and to a lesser extent our acreage positions in Andrews and Crockett Counties, Texas.  In the War-Wink area, we are presently drilling horizontal wells targeting oil-prone sands in the Bone Spring formation.  In the Amacker-Tippett, Andrews County and Crockett County areas, our planned drilling activities relate primarily to wells targeting oil-prone sands in the Spraberry and Wolfcamp formations.

Austin Chalk (Trend)
Prior to 1998, we concentrated our drilling activities in an oil-prone area we refer to as the Austin Chalk (Trend) in Robertson, Burleson, Brazos, Milam and Leon Counties, Texas.  Most of our wells in this area were drilled as horizontal wells, many with multiple laterals in different producing horizons, including the Austin Chalk, Buda and Georgetown formations.  The existing spacing between some of our wells in this area affords us the opportunity to tap additional oil and gas reserves by drilling new wells between existing wells, a technique referred to as in-fill drilling.  These in-fill wells are considered lower risk as compared to exploratory wells and, with oil prices at historic highs, the rates of return are now attractive.  In addition, we are conducting secondary water frac operations on existing wells in the Austin Chalk (Trend) area to improve production rates and add new reserves.  We spent $10.8 million during the first quarter of 2008 and currently plan to spend $55.4 million on development activities and leasing in this area during fiscal 2008.

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

We spent $14.8 million in North Louisiana during the first three months of 2008 on exploration and development activities, of which $13.5 million was spent on drilling and completion activities and $1.3 million was spent on seismic and leasing activities.  We currently plan to spend approximately $62.6 million in North Louisiana in 2008.

To date, we have completed thirteen wells on our Terryville prospect as producers.  These wells are currently producing at combined rates of approximately 9,300 Mcf of gas per day and 200 barrels of oil per day, net to our interest.  We plan to drill three additional development wells on this prospect during the remainder of 2008.  We have also completed one well as a producer in our Ruston prospect and plan to drill three additional wells on this prospect during the remainder of 2008.

In 2007, adverse drilling conditions forced us to abandon the David Barton #1, an exploratory well in the Winnsboro prospect in Richland Parish, prior to reaching the pressured Bossier formation.  We currently plan to drill an offset to this well in the third quarter of 2008.

South Louisiana
Prior to 2008, we had drilled 75 gross (60.3 net) exploratory wells in South Louisiana, of which 39 gross (30 net) were completed as producers.

We spent $2.8 million in South Louisiana during the first three months 2008 on exploration and development activities, of which $2.1 million was spent on drilling and completion activities and $700,000 was spent on seismic and leasing activities.  We currently plan to spend approximately $18.7 million in South Louisiana in 2008 for drilling and leasing activities.

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

In April 2008, we sold all of our interests in 16 producing wells in South Louisiana to an industry partner for approximately $88.6 million, net of customary closing adjustments, and expect to record a gain of approximately $33 million in the second quarter of 2008 in connection with this transaction.

We currently plan to spend $15.8 million in South Louisiana in 2008 to generate and lease new exploratory prospects and to drill wells on existing exploratory and developmental prospects not related to the five-well agreement described above.

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

Late in 2007, we drilled two wells in this area targeting the deep Bossier, the Big Bill Simpson #1, a 19,000-foot exploratory well in Leon County (70% working interest), and the Margarita #1, a 20,000-foot exploratory well in Robertson County (100% working interest).  The Big Bill Simpson well encountered a thick section of lower and middle Bossier sands, but these sands had limited porosity.  The Margarita #1 well only encountered the upper Bossier sand.  We are currently attempting to complete these wells.  If we are unable to establish sufficient production levels from either of these two wells, results of operations in subsequent quarters may be adversely affected by the outcome of those wells.

We currently plan to spend approximately $28.6 million in the East Texas Bossier area for leasing and seismic activities and to drill one well on our Jewett prospect.  Despite the disappointing results of the Big Bill Simpson #1 and the Margarita #1, we are optimistic that our acreage position in this area is prospective for potentially significant deep Bossier discoveries.  As more wells are drilled and more subsurface control data is obtained, we believe our prospects for discoveries improve.  We have begun a 3-D seismic shoot in Leon County, Texas over the Big Bill Simpson prospect in an attempt to high grade our next well’s position on this acreage.  In addition, we are considering a proprietary 3-D shoot in Burleson County, Texas to help us select potential drill sites on other deep Bossier prospects in this area.

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

	Three Months Ended
	March 31,
	2008	2007
Oil and Gas Production Data:
Gas (MMcf)	5,548	4,327
Oil (MBbls)	684	543
Natural gas liquids (MBbls)	58	46
Total (MMcfe)	10,000	7,861

Average Realized Prices (a):
Gas ($/Mcf)	$8.86	$6.91
Oil ($/Bbl)	$96.37	$55.21
Natural gas liquids ($/Bbl)	$54.83	$33.30

Gain (Losses) on Settled Derivative Contracts (a):
($ in thousands, except per unit)
Gas: Net realized gain (loss)	$(884)	$4,509
Per unit produced ($/Mcf)	$(0.16)	$1.04
Oil: Net realized loss	$(12,906)	$(2,559)
Per unit produced ($/Bbl)	$(18.87)	$(4.71)

Average Daily Production:
Natural Gas (Mcf):
Permian Basin	15,562	15,389
North Louisiana	13,596	2,409
South Louisiana	23,552	20,121
Austin Chalk (Trend)	2,460	2,011
Cotton Valley Reef Complex	5,270	7,697
Other	527	451
Total	60,967	48,078

Oil (Bbls):
Permian Basin	3,494	3,096
North Louisiana	343	29
South Louisiana	985	1,172
Austin Chalk (Trend)	2,635	1,672
Other	59	64
Total	7,516	6,033

Natural Gas Liquids (Bbls):
Permian Basin	215	199
Austin Chalk (Trend)	272	265
Other	150	47
Total	637	511

(Continued)

	Three Months Ended
	March 31,
	2008	2007
Exploration Costs (in thousands):
Abandonment and impairment costs:
North Louisiana	$297	$306
South Louisiana	-	7,179
Permian Basin	-	43
Utah	-	3,577
Total	297	11,105

Seismic and other	3,675	890
Total exploration costs	$3,972	$11,995

Depreciation, Depletion and Amortization (in thousands):
Oil and gas depletion	$27,741	$13,548
Contract drilling depreciation	2,285	1,383
Other depreciation	247	300
Total DD&A	$30,273	$15,231

Oil and Gas Costs ($/Mcfe Produced):
Production costs	$2.06	$2.20
Oil and gas depletion	$2.77	$1.72

Net Wells Drilled (b):
Exploratory Wells	1.7	5.0
Developmental Wells	12.9	3.5

(a) No derivatives were designated as cash flow hedges in 2008 or 2007. All gains or losses on settled derivatives were included in loss on derivatives.
(b) Excludes wells being drilled or completed at the end of each period.

Operating Results – Three-Month Periods

    The following discussion compares our results for the three months ended March 31, 2008 to the comparative period in 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective quarterly period.

Oil and gas operating results

        Oil and gas sales in 2008 increased $57.7 million, or 94%, from 2007, of which price variances accounted for a $40.5 million increase and production variances accounted for a $17.2 million increase.  Production in 2008 (on an Mcfe basis) was 27% higher than 2007.  Oil production increased 26% and gas production increased 28% in 2008 from 2007 due primarily to incremental production attributable to drilling activity in North and South Louisiana, the Permian Basin and Austin Chalk (Trend).  In 2008, our realized oil price was 75% higher than 2007, while our realized gas price was 28% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

    Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, increased 19% in 2008 as compared to 2007 due primarily to higher production tax costs related to higher commodity prices.  In addition, a combination of factors including increased oil and gas production, rising oilfield service costs, and higher repair and maintenance costs contributed to the rise in production costs.  It is likely that these factors will continue to contribute to higher production costs in future periods.  After giving effect to a 27% increase in oil and gas production on an Mcfe basis, production costs per Mcfe decreased 6% from $2.20 per Mcfe in 2007 to $2.06 per Mcfe in 2008.

    Oil and gas depletion expense increased $14.2 million from 2007 to 2008, of which production variances accounted for a $3.7 million increase and rate variances accounted for a $10.5 million increase.  On an Mcfe basis, depletion expense increased 61% from $1.72 per Mcfe in 2007 to $2.77 per Mcfe in 2008 due in part to a higher depletable cost basis in 2008 compared to the 2007 period.  Depletion expense per Mcfe of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration activities result in higher finding costs.

Exploration costs

    Since we follow the successful efforts method of accounting, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2008, we charged to expense $297,000 of exploration costs, as compared to $11.1 million in 2007.  All of the 2008 costs were incurred in Louisiana.

    At March 31, 2008, our capitalized unproved oil and gas properties totaled $134.2 million, of which approximately $80.3 million was attributable to unproved acreage.  Unproved properties are subject to a valuation impairment to the extent the carrying cost of a prospect exceeds its estimated fair value.  Therefore, our results of operations in future periods may be adversely affected by unproved property impairments.

   We plan to spend approximately $344.5 million on exploration and development activities in 2008, of which approximately 32% is expected to be allocated to exploration activities.  Since exploratory drilling involves a high degree of risk, it is likely that a significant portion of the costs we incur in 2008 will be charged to exploration costs. However, we cannot predict our success rates and, accordingly, cannot predict our exploration costs related to abandonment and impairment costs.

Contract Drilling Services

    In April 2006, we formed a joint venture (“Larclay JV”) with Lariat Services, Inc. to construct, own, and operate 12 new drilling rigs.  We own a 50% interest in Larclay JV.  Although the Company and Lariat own equal interests in Larclay JV, the Company meets the definition of the primary beneficiary of Larclay JV’s expected cash flows under FIN 46R.  As the primary beneficiary under FIN 46R, the Company is required to include the accounts of Larclay JV in the Company’s consolidated financial statements.  During the three months ended March 31, 2008, we included contract drilling revenues of $14.8 million, other operating expenses of $11.4 million, depreciation expense of $2.3 million and interest expense of $1.1 million in our statement of operations (see Note 15 to the consolidated financial statements).  Since the Larclay JV drilling rigs are partially utilized by us, the reported amounts are net of any intercompany profits eliminated in consolidation.

General and Administrative

   General and administrative (“G&A”) expenses decreased 12% from $3.9 million in 2007 to $3.4 million in 2008.  Excluding non-cash employee compensation, G&A expenses decreased from $3.3 million in 2007 to $3.1 million in 2008 due primarily to a decrease in professional fees.  In 2008, we recorded a $250,000 non-cash compensation charge related to our after payout incentive plan and $92,000 for stock-based employee compensation.  In 2007, we recorded a $500,000 non-cash compensation charge related to our after payout incentive plan and $110,000 for stock-based employee compensation.

Interest expense

    Interest expense decreased 2% from $7.6 million in 2007 to $7.4 million in 2008 due to a combination of factors.  In 2007 and 2008, we used our revolving loan facility to partially finance our exploration and development activities.  The average daily principal balance outstanding under our revolving credit facility for 2008 was $174.5 million compared to $159.1 million for 2007 resulting in an increase in interest expense of approximately $300,000 which was offset by an $800,000 decrease in interest due to lower interest rates.  Capitalized interest for 2008 was $793,000 compared to $973,000 in 2007.  We also included $1.1 million of interest expense associated with our Larclay JV during 2008 compared to $834,000 in 2007.

Gain/loss on derivatives

   We did not designate any derivative contracts in 2008 or 2007 as cash flow hedges; therefore all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  For the three months ended March 31, 2008, we reported a $46.1 million net loss on derivatives, consisting of a $32 million non-cash loss to mark our derivative positions to their fair value at March 31, 2008 and a $14.1 million realized loss on settled contracts.  For the three months ended March 31, 2007, we reported a $16.8 million net loss on derivatives, consisting of an $18.8 million non-cash loss to mark our derivative positions to their fair value at March 31, 2007 and a $2 million realized gain on settled contracts.

Loss on sales of property and equipment

Loss on sales of property and equipment for 2008 was $9,000 compared to $9.3 million in 2007.  We recorded losses on inventory during 2007 of $9.2 million, including a non-cash charge of $8.9 million to write-down inventory to its estimated market value at March 31, 2007.  The write-down resulted primarily from the sale of certain surplus equipment at an auction in March 2007.  No write-downs were recorded during the 2008 period.

Income tax expense

    Our effective income tax rate in 2008 of 36.7% differed from the statutory federal rate of 35% due primarily to increases in the tax provision related primarily to the effects of the recently-enacted Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from statutory depletion deductions.

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

    In 2005, we issued $225 million of aggregate principal amount of Senior Notes and used the net proceeds to repay all amounts outstanding on the revolving credit facility at that time.  However, we relied on advances under the revolving credit facility to finance a portion of our exploration and development activities in 2007 and the first quarter of 2008.  At March 31, 2008, we had $155 million outstanding on the revolving credit facility.  Subsequent to March 31, 2008, we reduced our revolving credit facility to approximately $60 million with proceeds from the sales of assets.

    Our 2008 expenditures may exceed our cash flow from operating activities in 2008.  We cannot predict our drilling success on exploratory prospects, and our future results of operations and financial condition could be adversely affected by unsuccessful exploratory drilling results.  In this section, we will describe our current plans for capital spending, identify the capital resources available to finance our capital spending, and discuss the principal factors that can affect our liquidity and capital resources.

Capital expenditures

We incurred expenditures for exploration and development activities of $57.7 million during the first three months of 2008 and have increased our estimates for planned expenditures for fiscal 2008 from $256.5 million to $344.5 million.  The following table summarizes, by area, our actual expenditures for exploration and development activities for the first quarter of 2008 and our planned expenditures for the year ending December 31, 2008.

	Actual	Planned
	Expenditures	Expenditures	Year 2008
	Three Months Ended	Year Ending	Percentage
	March 31, 2008	December 31, 2008	of Total
	(In thousands)
Permian Basin	$21,500	$168,000	49%
North Louisiana	14,800	62,600	18%
Austin Chalk (Trend)	10,800	55,400	16%
East Texas Bossier	6,900	28,600	8%
South Louisiana	2,700	18,700	6%
Utah/California	900	10,900	3%
Other	100	300	-
	$57,700	$344,500	100%

Our actual expenditures during fiscal 2008 may be substantially higher or lower than these estimates since our plans for exploration and development activities may change during the year.  Other factors, such as prevailing product prices and the availability of capital resources, could also increase or decrease the ultimate level of expenditures during fiscal 2008.

Approximately 32% of the 2008 planned expenditures relate to exploratory prospects.  Exploratory prospects involve a higher degree of risk than developmental prospects.  To offset the higher risk, we generally strive to achieve a higher reserve potential and rate of return on investments in exploratory prospects.  We do not attempt to forecast our success rate on exploratory drilling.  Accordingly, these current estimates do not include costs we may incur to complete any future successful exploratory wells and construct the required production facilities for these wells.  Also, we are actively searching for other opportunities to increase our oil and gas reserves, including the evaluation of new prospects for exploratory and developmental drilling activities and potential acquisitions of proved oil and gas properties.  We cannot predict our drilling success on exploratory prospects, and our future results of operations and financial condition could be adversely affected by unsuccessful exploratory drilling results.

Our expenditures for exploration and development activities for the three months ended March 31, 2008 totaled $57.7 million, of which approximately 21% was on exploratory prospects.  We currently plan to spend approximately $344.5 million for the calendar year 2008, of which approximately 32% is estimated to be spent on exploratory prospects.  Our 2008 expenditures may also exceed our cash flow from operating activities in 2008.  To the extent possible, we intend to finance this shortfall by borrowings on the revolving credit facility.  Our internal cash flow forecasts indicate that the amount of funds available to us under our revolving credit facility, when combined with our anticipated operating cash flow, will be sufficient to finance our capital expenditures and will provide us with adequate liquidity at least through 2008.  Although we believe the assumptions and estimates made in our forecasts are reasonable, uncertainties exist which could cause the borrowing base to be less than expected, cash flow to be less than expected, or capital expenditures to be more than expected.  In the event we lack adequate liquidity to finance our expenditures in 2008, we will consider options for alternative capital resources, including the sale of assets.

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

Cash flow provided by operating activities for the three months ended March 31, 2008 increased $41.8 million, or 115%, as compared to the corresponding period in 2007.  Approximately $2.4 million of the increase in operating cash flow was attributable to Larclay JV.  All of Larclay JV’s cash flow is dedicated to the repayment of a $75 million secured term loan facility.  The remainder of the increase in operating cash flow was derived primarily from oil and gas producing activities, offset in part by increases in production costs and seismic expense.

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

During the first three months in 2008, we repaid $10.8 million on the revolving credit facility from excess cash flow from operating activities.  At March 31, 2008, we had a borrowing base of $275 million, leaving $119.2 million available under the revolving loan facility after accounting for outstanding letters of credit of $804,000.  Subsequent to March 31, 2008, the borrowing base was reduced to $250 million after the sale of assets.

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

Working capital computed for loan compliance purposes differs from our working capital in accordance with generally accepted accounting principles (GAAP).  Since compliance with financial covenants is a material requirement under the credit facilities, we consider the loan compliance working capital to be useful as a measure of our liquidity because it includes the funds available to us under the revolving credit facility and is not affected by the volatility in working capital caused by changes in fair value of derivatives.  Our reported working capital deficit decreased from $76.4 million at December 31, 2007 to $23.3 million at March 31, 2008 due primarily to a combination of factors, including an increase in assets held for sale, decreases in inventory and an increase in the net liability for the fair value for derivatives.  After giving effect to the adjustments, our working capital computed for loan compliance purposes was a positive $190.4 million at March 31, 2008, as compared to a positive $103.2 million at December 31, 2007.  The following table reconciles our GAAP working capital to the working capital computed for loan compliance purposes at March 31, 2008 and December 31, 2007.

	March 31,	December 31,
	2008	2007
	(In thousands)
Working capital (deficit) per GAAP	$(23,343)	$(76,388)
Add funds available under the revolving credit facility	119,196	108,396
Exclude fair value of derivatives classified as current assets or current liabilities	71,646	49,738
Exclude current assets and current liabilities of Larclay JV	22,889	21,423
Working capital per loan covenant	$190,388	$103,169

Since we use this revolving credit facility for both short-term liquidity and long-term financing needs, it is important that we comply in all material respects with the loan agreement, including financial covenants that are computed quarterly.  The working capital covenant requires us to maintain positive working capital using the computations described above.  Another financial covenant under the credit facility requires us to maintain a ratio of indebtedness to cash flow of no more than 3 to 1.  While we were in compliance with all financial and non-financial covenants at March 31, 2008, our increased leverage and reduced liquidity may result in our failing to comply with one or more of these covenants in the future.  If we fail to meet any of these loan covenants, we would ask the banks to allow us sufficient time to obtain additional capital resources through alternative means.  If a suitable arrangement could not be reached with the banks, the banks could accelerate the indebtedness and seek to foreclose on the pledged assets.

The banks redetermine the borrowing base under the revolving credit facility at least twice a year, in May and November.  The November 2007 borrowing base review resulted in maintaining the borrowing base at $275 million.  If at any time, the borrowing base is less than the amount of outstanding indebtedness, we will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement.  We have relied heavily on advances under the revolving credit facility to finance a significant portion of our exploration and development activities in fiscal 2007 and the first quarter of 2008.  At March 31, 2008, we had $155 million outstanding on the revolving credit facility.  Subsequent to March 31, 2008, the borrowing base was reduced to $250 million after the sale of assets.

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

The Indenture governing the Senior Notes restricts our ability and the ability of our restricted subsidiaries to:  (i) borrow money; (ii) issue redeemable and preferred stock; (iii) pay distributions or dividends; (iv) make investments; (v) create liens without securing the Notes; (vi) enter into agreements that restrict dividends from subsidiaries; (vii) sell certain assets or merge with or into other companies; (viii) enter into transactions with affiliates; (ix) guarantee indebtedness; and (x) enter into new lines of business.  These covenants are subject to a number of important exceptions and qualifications.  We were in compliance with these covenants at March 31, 2008.

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

Item 3 -        Quantitative and Qualitative Disclosures About Market Risks

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to March 31, 2008.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Collars:
	Gas			Oil
	MMBtu (a)	Floor	Ceiling	Bbls	Floor	Ceiling
Production Period:
2nd Quarter 2008	426,000	$4.00	$5.15	132,000	$23.00	$25.07
3rd Quarter 2008	419,000	$4.00	$5.15	128,000	$23.00	$25.07
	845,000			260,000

Swaps:
	Gas		Oil
	MMBtu (a)	Price	Bbls	Price
Production Period:
2nd Quarter 2008	4,650,000	$9.20	330,000	$79.84
3rd Quarter 2008	4,200,000	$9.15	310,000	$78.96
4th Quarter 2008	4,200,000	$9.15	400,000	$82.21
2009	3,600,000	$9.33	1,440,000	$85.30
	16,650,000		2,480,000

(a) One MMBtu equals one Mcf at a Btu factor of 1,000.

In September 2007, the Company terminated certain fixed-priced oil swaps covering 90,000 barrels at a price of $76.65 from April 2008 through December 2008, resulting in an aggregate loss of approximately $995,000, which will be paid to the counterparty monthly during 2008.

   We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of our commodity derivatives.  A $1 per barrel change in the price of oil and a $.50 per MMBtu change in the price of gas would change the fair value of our commodity derivatives by approximately $10.5 million.

Interest Rates

  We are exposed to interest rate risk on our long-term debt with a variable interest rate.  At March 31, 2008, our variable rate debt had a carrying value of $155 million, which approximated its fair value.  At March 31, 2008, our fixed rate debt had a carrying value of $225 million and an approximate fair value of $194.6 million, based on current market quotes.  We estimate that the hypothetical change in the fair value of our fixed-rate, long-term debt resulting from a 100-basis point change in interest rates would be approximately $7.9 million.  Based on our outstanding variable rate indebtedness at March 31, 2008 of $155 million, a change in interest rates of 100 basis points would affect annual interest payments by approximately $1.6 million.

We were a party to two interest rate swaps.  Under these derivatives, we pay a fixed rate for the notional principal balances and receive a floating market rate based on LIBOR.  The interest rate swaps are settled quarterly.  The following summarizes information concerning our net positions in open interest rate swaps at March 31, 2008.

Interest Rate Swaps:
		Fixed
	Principal	Libor
	Balance	Rates
Period:
April 1, 2008 to September 24, 2008(a)	$100,000,000	4.73%
April 1, 2008 to November 3, 2008	$45,000,000	5.73%

(a) In April 2008, the Company terminated this $100 million interest rate swap for a cash payment of $899,000.

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

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A -              Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the U.S. Securities and Exchange Commission on March 14, 2008 and available at www.sec.gov.  There have been no material changes to these risk factors since the filing of our Form 10-K.

Item 6 -                 Exhibits

Exhibits

**3.1	Second Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to our Form S-2 Registration Statement, Commission File No. 333-13441

**3.2	Certificate of Amendment of Second Restated Certificate of Incorporation of Clayton Williams Energy, Inc., filed as Exhibit 3.1 to our Form 10-Q for the period ended September 30, 2000††

**3.3	Corporate Bylaws of Clayton Williams Energy, Inc., as amended, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 14, 2008††

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

CLAYTON WILLIAMS ENERGY, INC.

Date:	May 9, 2008	By:	/s/ L. Paul Latham
L. Paul Latham
Executive Vice President and Chief
Operating Officer

Date:	May 9, 2008	By:	/s/ Mel G. Riggs
Mel G. Riggs
Senior Vice President and Chief Financial
Officer