Form 10-Q
period 2008-09-30
CLAYTON WILLIAMS ENERGY INC /DE
filed 2008-11-10
CIK 880115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

There were 12,113,898 shares of Common Stock, $.10 par value, of the registrant outstanding as of November 4, 2008.

CLAYTON WILLIAMS ENERGY, INC

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS
	September 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$34,532	$12,344
Accounts receivable:
Oil and gas sales, net	40,617	36,698
Joint interest and other, net	17,507	16,666
Affiliates	549	308
Inventory	24,908	14,348
Deferred income taxes	3,581	3,581
Fair value of derivatives	3,461	7,191
Assets held for sale	-	17,281
Prepaids and other	2,642	3,962
	127,797	112,379

PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	1,486,443	1,374,090
Natural gas gathering and processing systems	17,946	18,404
Contract drilling equipment	91,639	89,956
Other	14,757	14,505
	1,610,785	1,496,955
Less accumulated depreciation, depletion and amortization	(798,732)	(765,877)
Property and equipment, net	812,053	731,078

OTHER ASSETS
Debt issue costs, net	6,533	6,963
Fair value of derivatives	626	-
Other	1,795	10,676
	8,954	17,639
	$948,804	$861,096

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY
	September 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT LIABILITIES
Accounts payable:
Trade	$105,913	$72,477
Oil and gas sales	26,514	24,806
Affiliates	2,574	1,747
Current maturities of long-term debt	18,750	22,500
Fair value of derivatives	21,378	56,929
Accrued liabilities and other	6,874	10,308
	182,003	188,767

NON-CURRENT LIABILITIES
Long-term debt	379,113	430,175
Deferred income taxes	87,719	44,302
Fair value of derivatives	8,517	-
Other	36,720	37,046
	512,069	511,523

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share, authorized – 3,000,000
shares; none issued	-	-
Common stock, par value $.10 per share, authorized – 30,000,000 shares; issued and outstanding – 12,113,898 shares in 2008
and 11,354,051 shares in 2007	1,211	1,135
Additional paid-in capital	136,994	121,063
Retained earnings	116,527	35,890
Accumulated other comprehensive income, net of tax	-	2,718
	254,732	160,806
	$948,804	$861,096

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES
Oil and gas sales	$128,335	$84,639	$381,545	$220,712
Natural gas services	2,978	2,268	9,069	7,831
Drilling rig services	12,515	14,806	40,050	37,451
Gain on sales of property and equipment	3,157	126	44,447	910
Total revenues	146,985	101,839	475,111	266,904

COSTS AND EXPENSES
Production	22,861	20,851	65,365	55,969
Exploration:
Abandonments and impairments	43,036	18,802	45,266	53,426
Seismic and other	5,993	1,236	11,230	3,706
Natural gas services	2,706	2,121	8,465	7,438
Drilling rig services	9,763	9,075	30,803	22,514
Depreciation, depletion and amortization	27,226	23,018	82,473	56,736
Impairment of property and equipment	9,985	7,979	9,985	9,023
Accretion of abandonment obligations	654	627	1,669	1,864
General and administrative	6,501	4,289	17,893	13,124
Loss on sales of property and equipment	134	92	420	9,415
Total costs and expenses	128,859	88,090	273,569	233,215

Operating income	18,126	13,749	201,542	33,689

OTHER INCOME (EXPENSE)
Interest expense	(5,406)	(8,448)	(18,929)	(24,063)
Gain (loss) on derivatives	132,710	(2,284)	(61,986)	(13,023)
Other	2,030	366	5,699	4,693
Total other income (expense)	129,334	(10,366)	(75,216)	(32,393)

Income before income taxes	147,460	3,383	126,326	1,296
Income tax expense	(52,829)	(1,173)	(45,409)	(450)
Minority interest, net of tax	(2)	(1,224)	(280)	(3,360)

NET INCOME (LOSS)	$94,629	$986	$80,637	$(2,514)

Net income (loss) per common share:
Basic	$7.81	$0.09	$6.79	$(0.22)
Diluted	$7.79	$0.09	$6.72	$(0.22)

Weighted average common shares outstanding:
Basic	12,114	11,352	11,874	11,286
Diluted	12,141	11,521	12,008	11,286

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

					Accumulated
					Other
	Common Stock		Additional		Compre-
	No. of	Par	Paid-In	Retained	hensive
	Shares	Value	Capital	Earnings	Income
BALANCE,
December 31, 2007	11,354	$1,135	$121,063	$35,890	$2,718
Net income	-	-	-	80,637	-
Sale of marketable securities	-	-	-	-	(2,718)
Issuance of stock through
compensation plans	760	76	15,931	-	-
BALANCE,
September 30, 2008	12,114	$1,211	$136,994	$116,527	$-

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$80,637	$(2,514)
Adjustments to reconcile net income (loss) to cash
provided by operating activities:
Depreciation, depletion and amortization	82,473	56,736
Impairment of property and equipment	9,985	9,023
Exploration costs	45,266	53,426
(Gain) loss on sales of property and equipment, net	(44,027)	8,505
Deferred income taxes	44,881	450
Non-cash employee compensation	3,942	1,610
Unrealized (gain) loss on derivatives	(23,930)	15,163
Settlements on derivatives with financing elements	40,260	18,950
Amortization of debt issue costs	1,049	953
Accretion of abandonment obligations	1,669	1,864
Minority interest, net of tax	280	3,360

Changes in operating working capital:
Accounts receivable	(5,001)	(15,089)
Accounts payable	(10,374)	15,876
Other	(4,054)	(6,002)
Net cash provided by operating activities	223,056	162,311

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(229,633)	(180,112)
Additions to equipment of Larclay JV.	(1,683)	(27,403)
Proceeds from sales of property and equipment	117,109	1,653
Change in equipment inventory	(11,384)	16,265
Other	3,880	(14,217)
Net cash used in investing activities	(121,711)	(203,814)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	-	48,000
Proceeds from long-term debt of Larclay JV	5,500	8,727
Repayments of long-term debt	(42,500)	-
Repayments of long-term debt of Larclay JV	(17,812)	(6,562)
Proceeds from exercise of stock options	15,915	5,970
Settlements on derivatives with financing elements	(40,260)	(18,950)
Net cash provided by (used in) financing activities	(79,157)	37,185

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	22,188	(4,318)

CASH AND CASH EQUIVALENTS
Beginning of period	12,344	13,840
End of period	$34,532	$9,522

SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$22,239	$27,555

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

In the opinion of management, the Company's unaudited consolidated financial statements as of September 30, 2008 and for the interim periods ended September 30, 2008 and 2007 include all adjustments which are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States.  These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

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

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”) and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “fair value.” The Statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is effective for periods beginning on or after December 15, 2008. SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  The statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS 160 is effective for periods beginning on or after December 15, 2008 and will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS 160.  The impact on the Company’s financial statements from the adoption of SFAS 141R and SFAS 160 in 2009 will depend on future acquisition activity.

4.          Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)
7¾% Senior Notes, due 2013	$225,000	$225,000
Secured bank credit facility, due May 2012	123,300	165,800
Secured term loan of Larclay JV, due June 2011	49,563	61,875
	397,863	452,675
Less current maturities(a)	(18,750)	(22,500)
	$379,113	$430,175

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

At any time prior to August 1, 2009, the Company may redeem some or all of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed, plus a make-whole premium, plus any accrued and unpaid interest.  On and after August 1, 2009, the Company may redeem some or all of the Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 103.875% for the twelve-month period beginning on August 1, 2009, 101.938% for the twelve-month period beginning on August 1,

2010, and 100.00% beginning on August 1, 2011 or for any period thereafter, in each case plus accrued and unpaid interest.

The Indenture governing the Senior Notes contains covenants that restrict the ability of the Company and its restricted subsidiaries to:  (i) borrow money; (ii) issue redeemable or preferred stock; (iii) pay distributions or dividends; (iv) make investments; (v) create liens without securing the Senior Notes; (vi) enter into agreements that restrict dividends from subsidiaries; (vii) sell certain assets or merge with or into other companies; (viii) enter into transactions with affiliates; (ix) guarantee indebtedness; and (x) enter into new lines of business.  One such covenant prohibits the Company from borrowing any additional funds under the revolving credit facility if the Company’s outstanding balance on the facility exceeds 30% of Adjusted Consolidated Net Tangible Assets, as defined in the Indenture.  The Company was in compliance with these covenants at September 30, 2008.

Secured Bank Credit Facility
The Company’s secured bank credit facility provides for a revolving loan facility in an amount not to exceed the lesser of the borrowing base, as established by the banks, or that portion of the borrowing base determined by the Company to be the elected borrowing limit.  The borrowing base, which is based on the discounted present value of future net revenues from oil and gas production, is subject to redetermination at any time, but at least semi-annually in May and November, and is made at the discretion of the banks.  If, at any time, the redetermined borrowing base is less than the amount of outstanding indebtedness, the Company will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement.  Substantially all of the Company’s oil and gas properties are pledged to secure advances under the credit facility.  The borrowing base was reduced in May 2008 from $275 million to $250 million in connection with our sale of certain properties in South Louisiana.  In June 2008, we elected to maintain the borrowing base at $250 million instead of increasing it to levels supported by the collateral values assigned by the banks.  After allowing for outstanding letters of credit totaling $804,000, the Company had $125.9 million available under the credit facility at September 30, 2008.

The revolving credit facility provides for interest at rates based on the agent bank’s prime rate plus margins ranging from .25% to 1%, or if elected by the Company based on LIBOR plus margins ranging from 1.5% to 2.25%.  The Company also pays a commitment fee on the unused portion of the revolving credit facility.  Interest and fees are payable at least quarterly.  The effective annual interest rate on borrowings under the combined credit facility, excluding bank fees and amortization of debt issue costs, for the nine months ended September 30, 2008 was 4.9%.

The loan agreement applicable to the revolving credit facility contains financial covenants that are computed quarterly.  The working capital covenant requires the Company to maintain a ratio of current assets to current liabilities of at least 1 to 1.  Another financial covenant under the credit facility requires the Company to maintain a ratio of indebtedness to cash flow of no more than 3 to 1.  The computations of current assets, current liabilities, cash flow and indebtedness are defined in the loan agreement.  The Company was in compliance with all financial and non-financial covenants at September 30, 2008.

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

The Larclay JV term loan, as amended, bears interest at a floating rate based on a LIBOR average, plus 3.25%, and provides for monthly interest payments through June 2007 and monthly principal and interest payments thereafter sufficient to retire the principal balance by 35% in the first year, 25% in each of the next two years, and 15% in the fourth year.  Two voluntary prepayments of $10 million each may be made in 2008 and 2009 without a prepayment penalty.  The Larclay JV term loan prohibits Larclay JV from making any cash distributions to the Company or Lariat until the balance on the term loan is fully repaid, and repayments by Larclay JV of any loans by the Company or Lariat are subordinated to the loans outstanding under the term loan and are subject to other restrictions.  At September 30, 2008, the effective interest rate on the Larclay JV term loan was 6.4%.

5.          Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)
Abandonment obligations	$30,404	$30,994
Minority interest, net of tax	5,166	4,886
Other taxes payable	358	358
Other	792	808
	$36,720	$37,046

Changes in abandonment obligations for the nine months ended September 30, 2008 and 2007 are as follows:

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Beginning of period	$30,994	$27,846
Additional abandonment obligations from new wells	975	732
Sales of properties	(1,833)	(1,602)
Revisions of previous estimates	(1,401)	-
Accretion expense	1,669	1,864
End of period	$30,404	$28,840

6.          Compensation Plans

Stock-Based Compensation
The Company has reserved 1,798,200 shares of common stock for issuance under the 1993 Stock Compensation Plan (“1993 Plan”).  The 1993 Plan provides for the issuance of nonqualified stock options with an exercise price which is not less than the market value of the Company’s common stock on the date of grant.  All options granted through September 30, 2008 expire 10 years from the date of grant and become exercisable based on varying vesting schedules.  The Company issues new shares, not repurchased shares, to option holders that exercise stock options under the 1993 Plan.  At September 30, 2008, 101,766 shares remain available for issuance under this plan.

The Company has reserved 86,300 shares of common stock for issuance under the Outside Directors Stock Option Plan (“Directors Plan”).  Since the inception of the Directors Plan, the Company has issued options covering 52,000 shares of common stock at option prices ranging from $3.25 to $41.74 per share.  All outstanding options expire 10 years from the grant date and are fully exercisable upon issuance.  At September 30, 2008, 34,300 shares remain available for issuance under this plan.

The following table sets forth certain information regarding the Company’s stock option plans as of and for the nine months ended September 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value (a)
Outstanding at January 1, 2008	811,485	$20.49
Granted	4,000	$31.16
Exercised (b)	(759,847)	$20.94
Outstanding at September 30, 2008	55,638	$15.02	2.81	$3,088,675

Vested at September 30, 2008	55,638	$15.02	2.81	$3,088,675
Exercisable at September 30, 2008	55,638	$15.02	2.81	$3,088,675

(a) Based on closing price at September 30, 2008 of $70.53 per share.
(b) Cash received for options exercised totaled $15.9 million.

The following table summarizes information with respect to options outstanding at September 30, 2008, all of which are currently exercisable.

	Outstanding and Exercisable Options
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Life in
	Shares	Price	Years
Range of exercise prices:
$5.50	27,638	$ 5.50	0.6
$10.00 - $19.74	10,000	$ 11.93	2.6
$22.90 - $41.74	18,000	$ 31.34	6.4
	55,638	$ 15.02	2.8

The following table presents certain information regarding stock-based compensation amounts for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands, except per share)
Weighted average grant date fair value of options granted per share	$23.06	$27.56
Intrinsic value of options exercised	$20,423	$228

Stock-based employee compensation expense	$92	$110
Tax benefit	(32)	(39)
Net stock-based employee compensation expense	$60	$71

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

Between 5% and 7.5% of the Company’s economic interests in specified wells drilled or acquired by the Company subsequent to October 2002 are subject to APO Arrangements (excluding properties acquired in a merger with Southwest Royalties, Inc. in May 2004).  The Company records its allocable share of the assets, liabilities, revenues, expenses and oil and gas reserves of these APO Arrangements in its consolidated financial statements.  The Company recognized $3.9 million of non-cash compensation expense during the nine-month period ended September 30, 2008 and $1.5 million for the nine-month period ended September 30, 2007 for the estimated fair value of the APO Arrangements granted during those periods.

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

The Company recognizes compensation expense related to these bonus plans over the vesting period.  The Company recorded compensation expense of $382,000 for the nine months ended September 30, 2008, and $104,000 for the nine months ended September 30, 2007, in connection with these bonus plans.

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

The following summarizes information concerning the Company’s net positions in open commodity derivatives applicable to periods subsequent to September 30, 2008.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps:
	Gas		Oil
	MMBtu (a)	Price	Bbls	Price
Production Period:
4th Quarter 2008	4,100,000	$9.17	400,000	$82.21
1st Quarter 2009	2,800,000	$8.46	440,000	$88.90
2nd Quarter 2009	2,700,000	$8.47	420,000	$88.12
3rd Quarter 2009	2,600,000	$8.48	440,000	$87.89
4th Quarter 2009	2,450,000	$8.49	425,000	$87.29
2010	4,640,000	$8.51	840,000	$97.75
	19,290,000		2,965,000

(a) One MMBtu equals one Mcf at a Btu factor of 1,000.

In July 2008, the Company terminated certain fixed-price gas swaps covering 100,000 MMBtu at a price of $10.32 per MMBtu in October 2008, resulting in an aggregate loss of $195,000, which will be paid to the counterparty monthly as the applicable contracts are settled.

In September 2007, the Company terminated certain fixed-priced oil swaps covering 30,000 barrels at a price of $76.65 from October 2008 through December 2008, resulting in an aggregate loss of approximately $332,000, which will be paid to the counterparty monthly as the applicable contracts are settled.

Interest Rate Derivative
At September 30, 2008, the Company was a party to an interest rate swap.  Under this derivative, the Company pays a fixed rate for the notional principal balance and receives a floating market rate based on LIBOR.  The interest rate swap is settled quarterly.  The following summarizes information concerning the Company’s interest rate swap at September 30, 2008.

Interest Rate Swap:
		Fixed
	Principal	Libor
	Balance	Rates
Period:
October 1, 2008 to November 3, 2008	$45,000,000	5.73%

Accounting For Derivatives
The Company accounts for its derivatives in accordance with SFAS 133.  The Company did not designate any of its currently open commodity or interest rate derivatives as cash flow hedges; therefore, all changes in the fair value of these contracts prior to maturity, plus any realized gains or losses at maturity, are recorded as other income (expense) in the Company’s statements of operations.  For the nine months ended September 30, 2008, the Company reported a $62 million net loss on derivatives, consisting of a $23.9 million gain related to changes in mark-to-market valuations and a $85.9 million realized loss for settled contracts.  For the nine months ended September 30, 2007, the Company reported a $13 million loss on derivatives, consisting of a $15.2 million loss related to changes in mark-to-market valuations, net of a $2.2 million realized gain on settled contracts.

8.          Financial Instruments

Cash and cash equivalents, receivables, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments.  Indebtedness under the Company’s secured bank credit facility was estimated to have a fair value approximating the carrying amount since the interest rate is generally market sensitive.  The estimated fair value of the Company’s Senior Notes at September 30, 2008 and December 31, 2007 was approximately $196.9 million for both periods, based on market valuations.

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

The fair value of the Company’s investment in common stock of SandRidge (see Note 11) is measured using Level 1 inputs, and is determined by market prices on an active market.

The fair value of derivative contracts are measured using Level 2 inputs, and are determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices.

The estimated fair values of assets and liabilities included in the accompanying consolidated balance sheets at September 30, 2008 and December 31, 2007 are summarized below.

	Fair Value Measurements
	September 30, 2008		December 31, 2007
	Quoted Prices In	Significant	Quoted Prices In	Significant
	Active Markets For	Other	Active Markets For	Other
	Identical	Observable	Identical	Observable
	Assets/Liabilities	Inputs	Assets/Liabilities	Inputs
Description	Level 1	Level 2	Level 1	Level 2
	(In thousands)
Assets:
Fair value of commodity
derivatives	$-	$4,087	$-	$7,191
Investment securities	-	-	7,188	-
Total assets	$-	$4,087	$7,188	$7,191
Liabilities:
Fair value of derivatives:
Commodity derivatives	$-	$29,553	$-	$55,885
Interest rate derivatives	-	342	-	1,044
Total liabilities	$-	$29,895	$-	$56,929

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

10.        Income Taxes

The Company’s effective federal and state income tax rate for the nine months ended September 30, 2008 of 35.9% differed from the statutory federal rate of 35% due to increases in the tax provision related primarily to the effects of the recently-enacted Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

The Company and its subsidiaries file federal income tax returns with the United States Internal Revenue Service (“IRS”) and state income tax returns in various state tax jurisdictions.  The Company’s tax returns for fiscal years after 2002 currently remain subject to examination by appropriate taxing authorities.  None of the Company’s income tax returns are under examination at this time.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Upon adoption of FIN 48, the Company recorded a liability for taxes payable related to unrecognized tax benefits arising from uncertain tax positions taken by the Company in previous periods.  A reconciliation of the changes in this tax liability as of September 30, 2008 and December 31, 2007 is as follows:

	September 30,	December 31,
	2008	2007
	(In thousands)
Balance at beginning of period	$358	$-
Adoption of FIN 48 on January 1, 2007	-	1,585
Reductions for tax positions of prior years	-	(1,227)
Balance at end of period	$358	$358

No unrecognized tax benefits originated during the first nine months of 2008.  Reductions in the 2007 tax liability resulted from changes in accounting methods which were submitted to the taxing authority during 2007.  All of the remaining unrecognized tax benefits at September 30, 2008 relate to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductions.  Because of the impact of deferred tax accounting, the disallowance of the shorter deduction period would not affect the annual effective tax rate but would only accelerate the payment of taxes to the taxing authority or change the amount of deferred tax assets related to net operating loss carryforwards.

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

11.        Investments

Larclay JV
In April 2006, the Company formed a joint venture (“Larclay JV”) with Lariat Services, Inc. (“Lariat”) to construct, own and operate 12 new drilling rigs.  The Company and Lariat each own a 50% interest in Larclay JV.  A lender provided a $75 million secured term loan to Larclay JV to finance most of the cost of constructing and initially equipping the rigs (see Note 4).  The Company has made loans to Larclay JV totaling $10.1 million to finance excess construction costs and its 50% share of working capital assessments made by Larclay JV.  Loans to Larclay JV are due on demand and bear interest, payable monthly, at the same rate as the secured term loan.  However, the loans are subject to a subordination agreement with the secured lender that imposes restrictions on payments of principal and interest on the loans.

Also in April 2006, the Company entered into a three-year drilling contract with Larclay JV assuring the availability of each rig for use in the ordinary course of the Company’s exploration and development drilling program throughout the term of the drilling contract.  The drilling contract expires on the earlier of December 31, 2009 or the termination and liquidation of Larclay JV.  The provisions of the drilling contract provide that the Company contract for each rig on a well-by-well basis at then current market rates.  If a rig is not needed by the Company at any time during the term of the contract, Larclay JV may contract with other operators for the use of such rig, subject to certain restrictions.  If a rig is idle, the Company will pay Larclay JV an idle rig rate ranging from $8,100 per day to $10,300 per day (plus crew labor expenses, if applicable), depending on the size of the rig.  The Company’s maximum potential obligation to pay idle rig rates over the term of this drilling contract, excluding any crew labor expenses, totals approximately $42.2 million at September 30, 2008.  The Company paid $669,000 for idle rig fees during the nine months ended September 30, 2008.

Although the Company and Lariat own equal interests in Larclay JV, the Company meets the definition of the primary beneficiary of Larclay JV’s expected cash flows under FIN 46R.  As the primary beneficiary under FIN 46R, the Company is required to include the accounts of Larclay JV in the Company’s consolidated financial statements.  As of September 30, 2008, Lariat’s equity ownership in the net assets of Larclay JV was $5.2 million, which is recorded as minority interest and included in other non-current liabilities in the accompanying consolidated financial statements.  The Company’s intercompany accounts and profits with Larclay JV have been eliminated in consolidation.

SandRidge Energy Inc.
During the fourth quarter of 2007, SandRidge Energy Inc. (“SandRidge”) became publicly traded and listed its shares on the New York Stock Exchange.  The Company’s original cost investment in SandRidge was increased to fair market value in 2007 and the change in fair market value of $4.2 million, net of tax of $1.5 million, was recorded in accumulated other comprehensive income at December 31, 2007.  In September 2008, the Company sold its investment of 200,460 shares in SandRidge for $4.3 million.  After eliminating the investment, the associated accumulated other comprehensive income and deferred income tax liability, the Company recorded a gain of $1.3 million in other income.

12.        Oil and Gas Properties

The following sets forth the capitalized costs for oil and gas properties as of September 30, 2008 and December 31, 2007.

	September 30,	December 31,
	2008	2007
	(In thousands)
Proved properties	$1,348,597	$1,258,166
Unproved properties	137,846	115,924
Total capitalized costs	1,486,443	1,374,090
Accumulated depreciation, depletion and amortization	(752,825)	(727,739)
Net capitalized costs	$733,618	$646,351

13.        Sales of Property and Equipment

In April 2008, the Company and its affiliates sold all of their interests in 16 producing wells for approximately $89.2 million, net of customary closing adjustments.  The Company recorded a gain of approximately $33.1 million in the second quarter of 2008 in connection with this transaction.  In April 2008, the Company sold a surplus well servicing unit for $1.8 million and recorded a gain of approximately $75,000 in the second quarter of 2008 and sold two 2,000 horsepower drilling rigs in June 2008 for $21.8 million, net of customary closing adjustments and recorded a gain of $5.7 million.  In September 2008, the Company sold its interest in a prospect in North Louisiana for $3.2 million and recorded a gain of $3.1 million.

14.        Segment Information

In accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company has two reportable operating segments, which are oil and gas exploration and production and contract drilling services.

The following tables present selected financial information regarding the Company’s operating segments for the three-month and nine-month periods ended September 30, 2008 and 2007.

For the Three Months Ended
September 30, 2008
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total

Revenues	$134,290	$16,708	$(4,013)	$146,985
Depreciation, depletion and amortization (a)	35,077	2,699	(565)	37,211
Other operating expenses (b)	81,744	12,991	(3,087)	91,648
Interest expense	4,515	891	-	5,406
Other (income) expense	(134,740)	-	-	(134,740)
Income (loss) before income taxes and
minority interest	147,694	127	(361)	147,460

Income tax (expense) benefit	(53,212)	383	-	(52,829)
Minority interest, net of tax	2	(4)	-	(2)

Net income (loss)	$94,484	$506	$(361)	$94,629

Total assets	$869,251	$87,794	$(8,241)	$948,804
Additions to property and equipment	$125,919	$1,066	$(361)	$126,624

For the Nine Months Ended
September 30, 2008
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total

Revenues	$434,392	$50,745	$(10,026)	$475,111
Depreciation, depletion and amortization (a)	85,925	7,932	(1,399)	92,458
Other operating expenses (b)	149,794	38,752	(7,435)	181,111
Interest expense	16,003	2,926	-	18,929
Other (income) expense	56,287	-	-	56,287
Income (loss) before income taxes and
minority interest	126,383	1,135	(1,192)	126,326

Income tax (expense) benefit	(45,285)	(124)	-	(45,409)
Minority interest, net of tax	151	(431)	-	(280)

Net income (loss)	$81,249	$580	$(1,192)	$80,637

Total assets	$869,251	$87,794	$(8,241)	$948,804
Additions to property and equipment	$274,745	$1,683	$(1,192)	$275,236

For the Three Months Ended
September 30, 2007
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total

Revenues	$87,033	$18,181	$(3,375)	$101,839
Depreciation, depletion and amortization (a)	23,886	7,675	(564)	30,997
Other operating expenses (b)	48,581	10,570	(2,058)	57,093
Interest expense	7,180	1,268	-	8,448
Other (income) expense	1,918	-	-	1,918
Income (loss) before income taxes and
minority interest	5,468	(1,332)	(753)	3,383

Income tax (expense) benefit	(1,638)	465	-	(1,173)
Minority interest, net of tax	-	(1,224)	-	(1,224)

Net income (loss)	$3,830	$(2,091)	$(753)	$986

Total assets	$750,936	$117,388	$(4,923)	$863,401
Additions to property and equipment	$66,022	$2,189	$(753)	$67,458

For the Nine Months Ended
September 30, 2007
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total

Revenues	$229,453	$46,056	$(8,605)	$266,904
Depreciation, depletion and amortization (a)	55,403	11,454	(1,098)	65,759
Other operating expenses (b)	147,209	26,213	(5,966)	167,456
Interest expense	20,914	3,149	-	24,063
Other (income) expense	8,330	-	-	8,330
Income (loss) before income taxes and
minority interest	(2,403)	5,240	(1,541)	1,296

Income tax (expense) benefit	1,384	(1,834)	-	(450)
Minority interest, net of tax	-	(3,360)	-	(3,360)

Net income (loss)	$(1,019)	$46	$(1,541)	$(2,514)

Total assets	$750,936	$117,388	$(4,923)	$863,401
Additions to property and equipment	$186,643	$22,324	$(1,541)	$207,426

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

The financial information which follows sets forth the Company’s condensed consolidating financial statements as of and for the periods indicated.

Condensed Consolidating Balance Sheet
September 30, 2008
(Unaudited)			Non-
(Dollars in thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Current assets	$158,525	$91,872	$15,264	$(137,864)	$127,797
Property and equipment, net	391,114	341,085	79,854	-	812,053
Investments in subsidiaries	73,486	-	-	(73,486)	-
Other assets	18,448	371	235	(10,100)	8,954
Total assets	$641,573	$433,328	$95,353	$(221,450)	$948,804

Current liabilities	$133,418	$154,723	$31,726	$(137,864)	$182,003
Non-current liabilities:
Long-term debt	348,300	-	40,913	(10,100)	379,113
Fair value of derivatives	8,517	-	-	-	8,517
Other	67,476	56,853	110	-	124,439
	424,293	56,853	41,023	(10,100)	512,069

Stockholders’ equity	83,862	221,752	22,604	(73,486)	254,732
Total liabilities and
stockholders’ equity	$641,573	$433,328	$95,353	$(221,450)	$948,804

Condensed Consolidating Balance Sheet
December 31, 2007
(Audited)			Non-
(Dollars in thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Current assets	$127,668	$109,010	$21,225	$(145,524)	$112,379
Property and equipment, net	369,421	275,609	86,048	-	731,078
Investments in subsidiaries	81,583	-	-	(81,583)	-
Other assets	21,354	340	545	(4,600)	17,639
Total assets	$600,026	$384,959	$107,818	$(231,707)	$861,096

Current liabilities	$112,536	$179,243	$42,512	$(145,524)	$188,767
Non-current liabilities:
Long-term debt	390,800	-	43,975	(4,600)	430,175
Other	24,708	56,528	112	-	81,348
	415,508	56,528	44,087	(4,600)	511,523

Stockholders’ equity	71,982	149,188	21,219	(81,583)	160,806
Total liabilities and
stockholders’ equity	$600,026	$384,959	$107,818	$(231,707)	$861,096

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2008
(Unaudited)			Non-
(Dollars in thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Total revenue	$82,492	$51,973	$17,033	$(4,513)	$146,985
Costs and expenses	91,875	25,280	15,856	(4,152)	128,859
Operating income (loss)	(9,383)	26,693	1,177	(361)	18,126
Other income (expense)	124,799	5,348	(813)	-	129,334
Income tax benefit	(52,829)	-	-	-	(52,829)
Minority interest, net of tax	(2)	-	-	-	(2)
Net income (loss)	$62,585	$32,041	$364	$(361)	$94,629

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2008
(Unaudited)			Non-
(Dollars in thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Total revenue	$290,005	$145,215	$51,613	$(11,722)	$475,111
Costs and expenses	171,546	65,380	47,173	(10,530)	273,569
Operating income (loss)	118,459	79,835	4,440	(1,192)	201,542
Other income (expense)	(65,304)	(7,142)	(2,770)	-	(75,216)
Income tax benefit	(45,409)	-	-	-	(45,409)
Minority interest, net of tax	(280)	-	-	-	(280)
Net income (loss)	$7,466	$72,693	$1,670	$(1,192)	$80,637

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2007
(Unaudited)			Non-
(Dollars in thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Total revenue	$57,665	$29,497	$18,394	$(3,717)	$101,839
Costs and expenses	56,495	21,307	13,252	(2,964)	88,090
Operating income (loss)	1,170	8,190	5,142	(753)	13,749
Other income (expense)	(10,134)	978	(1,210)	-	(10,366)
Income tax expense	(1,173)	-	-	-	(1,173)
Minority interest, net of tax	(1,224)	-	-	-	(1,224)
Net income (loss)	$(11,361)	$9,168	$3,932	$(753)	$986

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2007
(Unaudited)			Non-
(Dollars in thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Total revenue	$150,064	$79,977	$46,530	$(9,667)	$266,904
Costs and expenses	154,745	53,641	32,955	(8,126)	233,215
Operating income (loss)	(4,681)	26,336	13,575	(1,541)	33,689
Other income (expense)	(28,134)	(1,220)	(3,039)	-	(32,393)
Income tax benefit	(450)	-	-	-	(450)
Minority interest, net of tax	(3,360)	-	-	-	(3,360)
Net income (loss)	$(36,625)	$25,116	$10,536	$(1,541)	$(2,514)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2008
(Unaudited)			Non-
(Dollars in thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Operating activities	$133,386	$82,660	$5,611	$1,399	$223,056
Investing activities	(27,240)	(91,086)	(1,986)	(1,399)	(121,711)
Financing activities	(81,010)	8,617	(6,764)	-	(79,157)
Net increase (decrease) in
cash and cash equivalents	25,136	191	(3,139)	-	22,188
Cash at the beginning of
the period	5,325	1,288	5,731	-	12,344
Cash at end of the period	$30,461	$1,479	$2,592	$-	$34,532

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2007
(Unaudited)			Non-
(Dollars in thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Operating activities	$95,773	$47,432	$18,009	$1097	$162,311
Investing activities	(169,985)	(10,572)	(22,660)	(597)	(203,814)
Financing activities	72,586	(37,089)	2,188	(500)	37,185
Net increase (decrease) in
cash and cash equivalents	(1,626)	(229)	(2,463)	-	(4,318)
Cash at the beginning of
the period	6,116	1,298	6,426	-	13,840
Cash at end of the period	$4,490	$1,069	$3,963	$-	$9,522

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

Forward-Looking Statements

Certain information included in this quarterly report contains forward-looking statements that are based on management’s current expectations.  Forward-looking statements include statements regarding our plans, beliefs or current expectations and may be signified by the words “could”, “should”, “expect”, “project”, “estimate”, “believe”, “anticipate”, “intend”, “budget”, “plan”, “forecast”, “predict” and other similar expressions.  Forward-looking statements appear throughout this Form 10‑Q with respect to, among other things: profitability; planned capital expenditures; estimates of oil and gas production; future project dates; estimates of future oil and gas prices; estimates of oil and gas reserves; our future financial condition or results of operations; and our business strategy and other plans and objectives for future operations.  Actual results in future periods may differ materially from those expressed or implied by such forward-looking statements because of a number of risks and uncertainties affecting our business, including those discussed elsewhere in this Form 10-Q and those discussed in “Item 1A – Risk Factors” in our Form 10-K for the year ended December 31, 2007.  We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

For most of 2008, the economic climate in the domestic oil and gas industry was suitable for our business model.  Until recently, oil and gas prices were favorable and provided us with the economic incentives necessary to assume the risks we face in our search for oil and gas reserves despite higher drilling, completion and operating expenses.

During the third quarter of 2008, oil and gas prices began trending downward and are presently approximately half of their June 30, 2008 levels, while drilling, completion and operating costs have remained high, resulting in lower than desired profit margins on most of our previously planned drilling activities.  The effect of declining product prices on our business is significant.  Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves.  Both of these factors have an adverse affect on our ability to access the capital resources we need to grow our reserve base.  Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business.  In response to decreases in product prices and the resulting effect on our profit margins, we plan to reduce capital spending during the remainder of 2008.  We are currently evaluating our capital spending options for 2009.  If the economic climate in our industry does not improve, our capital spending levels for 2009 could be significantly lower than 2008.

Key Factors to Consider

The following summarizes the key factors considered by management in the review of our financial condition and operating performance for the third quarter of 2008 and the outlook for the remainder of 2008.

•
Our oil and gas sales for the third quarter increased $43.7 million, or 52%, from 2007.  Price variances accounted for a $46 million increase and production variances accounted for a $2.3 million decrease.

•
Our oil and gas production for the third quarter of 2008 was 9% lower on an Mcfe basis than in the comparable period in 2007.  Our oil production was 30% higher than the third quarter of 2007 which was more than offset by a 32% drop in gas production compared to the 2007 period.  These production variances were affected by the sale of properties in South Louisiana early in 2008 and production curtailments during the third quarter of 2008 related to Hurricanes Gustav and Ike.

•
We recorded a $132.7 million net gain on derivatives in the third quarter of 2008, consisting of a $36.8 million realized loss on settled contracts and a $169.5 million gain for changes in mark-to-market valuations.  Since we do not presently designate our derivatives as cash flow hedges under applicable accounting standards, we recognize the full effect of changing prices on mark-to-market valuations as a current charge or credit to our results of operations.

•
During the third quarter of 2008, we increased borrowings under our revolving credit facility by $73.3 million from $50 million to $123.3 million in order to partially finance additions to property and equipment of $111.1 million and to deposit $25 million in a money market fund backed by United States Treasury obligations.

•
At September 30, 2008, our capitalized unproved oil and gas properties totaled $137.8 million, of which approximately $61.8 million was attributable to unproved acreage.  Unproved properties are subject to a valuation impairment to the extent the carrying cost of a prospect exceeds its estimated fair value.  Therefore, our results of operations in future periods may be adversely affected by unproved property impairments.

Recent Exploration and Developmental Activities

Overview
Most of our exploration and development efforts in 2008 have been directed toward developmental drilling for oil.  With oil prices on the rise during the last half of 2007, we began a program to exploit our large inventory of lower risk, developmental drilling locations, primarily in the Permian Basin and the Austin Chalk (Trend) areas of our asset base.  However, we remained committed to our higher risk, higher impact exploration programs, particularly our deep Bossier plays in East Texas and North Louisiana.

As discussed in “Liquidity and Capital Resources – Capital Expenditures,” we incurred expenditures for exploration and development activities of $284.1 million during the first nine months of 2008, of which approximately 20% were related to exploratory drilling and leasing activities.  In response to recent declines in oil and gas prices, we plan to reduce our capital spending for the remainder of 2008 and, accordingly, have decreased our estimates for capital expenditures in fiscal 2008 from $400.7 million to $348.5 million.  Most of the reductions relate to developmental drilling in the Permian Basin and North Louisiana.

Permian Basin
The Permian Basin is a sedimentary basin in West Texas and Southeastern New Mexico known for its large oil and gas deposits from the Permian geologic period.  Although many fields in the Permian Basin have been heavily exploited in the past, higher product prices and improved technology (including deep horizontal drilling) encouraged high levels of current drilling and recompletion activities.  We gained a significant position in the Permian Basin in 2004 when we acquired Southwest Royalties, Inc.  This acquisition provided us with an inventory of potential drilling and recompletion activities.

We spent $120 million in the Permian Basin during the first nine months of 2008 on exploration and development activities, of which $110.2 million was spent on drilling and completion activities and $9.8 million was spent on seismic and leasing activities.  We drilled 30 gross (26.5 net) operated wells in the Permian Basin and conducted various remedial operations on other wells in the first nine months of 2008.

Due to recent declines in product prices and lower profit margins on drilling, we plan to reduce capital spending in the Permian Basin during the fourth quarter of 2008 from $63.2 million to $27.5 million.  The level of capital spending in 2009 in the Permian Basin will depend upon improvements in current economic conditions.

Austin Chalk (Trend)
Prior to 1998, we concentrated our drilling activities in an oil-prone area we refer to as the Austin Chalk (Trend) in Robertson, Burleson, Brazos, Milam and Leon Counties, Texas.  Most of our wells in this area were drilled as horizontal wells, many with multiple laterals in different producing horizons, including the Austin Chalk, Buda and Georgetown formations.  The existing spacing between some of our wells in this area affords us the opportunity to tap additional oil and gas reserves by drilling new wells between existing wells, a technique referred to as in-fill drilling.  These in-fill wells are considered lower risk as compared to exploratory wells and until recently, offered more attractive rates of return.

We spent $48 million in the Austin Chalk (Trend) area during the first nine months of 2008 to drill in-fill wells and conduct other well stimulation activities.  Due to recent declines in product prices and lower profit margins on drilling, we plan to reduce capital spending in the Austin Chalk (Trend) during the fourth quarter of 2008 from $15.8 million to $2.2 million.  The level of capital spending in 2009 in the Austin Chalk (Trend) will depend upon improvements in current economic conditions.

North Louisiana
In 2005, we began a drilling program in North Louisiana targeting the Cotton Valley/Gray and Bossier formations.  In this area, the Cotton Valley/Gray formations are encountered at depths ranging from 8,000 to 12,000 feet, and the Bossier formation is encountered at depths ranging from 11,000 to 15,500 feet.

We spent $59.8 million in North Louisiana during the first nine months of 2008 on exploration and development activities, of which $53.2 million was spent on drilling and completion activities and $6.6 million was spent on seismic and leasing activities.  Due to recent declines in product prices and lower profit margins on drilling, we plan to reduce capital spending in North Louisiana during the fourth quarter of 2008 from $22.3 million to $10.3 million.  The level of capital spending in 2009 in North Louisiana will depend upon improvements in current economic conditions.

To date, we have drilled 18 wells on our Terryville prospect and have completed 14 as producers, with one well currently being completed and a second well waiting on completion activities to commence.  On our Ruston prospect, we have completed three wells as producers and currently have a fourth well awaiting completion operations.  We do not plan to drill any additional wells on this prospect during the remainder of 2008.

In 2007, adverse drilling conditions forced us to abandon the David Barton #1, an exploratory well in the Winnsboro prospect in Richland Parish, prior to reaching the pressured Bossier formation.  We are currently drilling the Claudia’s Education Trust 33-1, an 18,000-foot exploratory well on the Winnsboro prospect in Richland Parish. This well is a 1,200-foot offset to the David Barton #1, and will target the deep Bossier formation.  We have a 100% working interest in this well.

South Louisiana
Prior to 2008, we had drilled 75 gross (60.3 net) exploratory wells in South Louisiana, of which 39 gross (30 net) were completed as producers.

We spent $31.4 million in South Louisiana as of September 30, 2008 on exploration and development activities, of which $27.9 million was spent on drilling and completion activities and $3.5 was spent on seismic and leasing activities.  We also completed two development wells on our Fleur prospect in Plaquemines Parish.

In late 2007, we entered into an agreement with an industry partner, under which they have committed to drill six wells on certain of our prospects in South Louisiana during 2008. The industry partner will operate the wells, and we will have a 15% before casing point working interest and a 50% after casing point working interest in each well drilled.  To date, four wells have been drilled, three of which are productive, with one additional well planned for the remainder of 2008 and a sixth and final well to be drilled in the first half of 2009.

In April 2008, we sold all of our interests in 16 producing wells in South Louisiana to an industry partner for approximately $89.2 million, net of customary closing adjustments, and recorded a gain of $33.1 million in the second quarter of 2008 in connection with this transaction.

We plan to reduce capital spending in South Louisiana during the fourth quarter of 2008 from $10.3 million to $5.6 million.  The level of capital spending in 2009 in South Louisiana will depend upon improvements in current economic conditions.

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

We are currently drilling the Sunny Unit #1, a 20,000-foot exploratory well in Burleson County, Texas targeting the deep Bossier formation.  The Sunny Unit #1 is being drilled on a 3D-defined prospect that is 20 miles southwest of our Lee Fazzino #2 well which has produced 34.6 Bcf of natural gas since first production in 2001.  The well is currently drilling at a vertical depth of 10,500 feet.  To date, we have incurred drilling costs of approximately $5.4 million on this well (100% working interest).

Prior to drilling the Sunny Unit #1, we drilled two other wells targeting the deep Bossier sands in East Texas:  the Big Bill Simpson #1, a 19,500 foot exploratory well in Leon County (70% working interest), and the Margarita #1, a 18,300-foot exploratory well in Robertson County (100% working interest).  The Big Bill Simpson #1 is currently producing at minimal rates, and the Margarita #1 is currently producing at a rate of approximately 400 Mcf of gas per day from an upper Bossier sand.  Based on geological and engineering evaluations, we recorded provisions for dry hole costs and impairment expense totaling approximately $50 million during the third quarter of 2008 in connection with these wells and other acreage impairments in this area.

Other
We plan to participate in the drilling of a 12,000-foot exploratory well, the Lamb #1 in the Overthrust prospect (33% working interest) in Sanpete County, Utah.  The well will target the oil-prone Navajo sandstone formation and is expected to spud in the fourth quarter of 2008.

Supplemental Information

The following unaudited information is intended to supplement the consolidated financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Three Months Ended
	September 30,
	2008	2007
Oil and Gas Production Data:
Gas (MMcf)	3,920	5,750
Oil (MBbls)	755	582
Natural gas liquids (MBbls)	39	58
Total (MMcfe)	8,684	9,590

Average Realized Prices (a):
Gas ($/Mcf)	$9.88	$6.77
Oil ($/Bbl)	$116.01	$72.10
Natural gas liquids ($/Bbl)	$69.90	$45.64

Gain (Losses) on Settled Derivative Contracts (a):
($ in thousands, except per unit)
Gas: Net realized gain (loss)	$(7,190)	$4,802
Per unit produced ($/Mcf)	$(1.83)	$.84
Oil: Net realized loss	$(29,324)	$(3,180)
Per unit produced ($/Bbl)	$(38.84)	$(5.46)

Average Daily Production:
Natural Gas (Mcf):
Permian Basin	13,536	15,469
North Louisiana	16,273	12,117
South Louisiana	4,320	25,406
Austin Chalk (Trend)	2,271	2,176
Cotton Valley Reef Complex	5,832	6,811
Other	377	521
Total	42,609	62,500

Oil (Bbls):
Permian Basin	3,983	3,291
North Louisiana	392	228
South Louisiana	90	1,129
Austin Chalk (Trend)	3,659	1,589
Other	83	89
Total	8,207	6,326

Natural Gas Liquids (Bbls):
Permian Basin	174	200
Austin Chalk (Trend)	233	229
Other	17	201
Total	424	630

(Continued)

	Three Months Ended
	September 30,
	2008	2007
Exploration Costs (in thousands):
Abandonment and impairment costs:
Permian Basin	$716	$332
East Texas Bossier	40,063	2,640
Other	2,257	15,830
Total	43,036	18,802

Seismic and other	5,993	1,236
Total exploration costs	$49,029	$20,038

Depreciation, Depletion and Amortization (in thousands):
Oil and gas depletion	$24,881	$20,710
Contract drilling depreciation	2,134	2,013
Other depreciation	211	295
Total DD&A	$27,226	$23,018

Oil and Gas Costs ($/Mcfe Produced):
Production costs	$2.63	$2.17
Oil and gas depletion	$2.87	$2.16

Net Wells Drilled (b):
Exploratory Wells	-	2.2
Developmental Wells	21.6	8.2

	Nine Months Ended
	September 30,
	2008	2007
Oil and Gas Production Data:
Gas (MMcf)	13,645	15,228
Oil (MBbls)	2,142	1,702
Natural gas liquids (MBbls)	138	161
Total (MMcfe)	27,325	26,406

Average Realized Prices (a):
Gas ($/Mcf)	$9.83	$6.96
Oil ($/Bbl)	$111.48	$63.56
Natural gas liquids ($/Bbl)	$61.70	$41.12

Gain (Losses) on Settled Derivative Contracts (a):
($ in thousands, except per unit)
Gas: Net realized gain (loss)	$(18,361)	$9,784
Per unit produced ($/Mcf)	$(1.35)	$.64
Oil: Net realized loss	$(65,578)	$(7,710)
Per unit produced ($/Bbl)	$(30.62)	$(4.53)

(Continued)

	Nine Months Ended
	September 30,
	2008	2007
Average Daily Production:
Natural Gas (Mcf):
Permian Basin	14,287	14,861
North Louisiana	15,169	6,629
South Louisiana	11,682	24,255
Austin Chalk (Trend)	2,313	2,211
Cotton Valley Reef Complex	5,848	7,383
Other	500	441
Total	49,799	55,780

Oil (Bbls):
Permian Basin	3,683	3,174
North Louisiana	363	137
South Louisiana	393	1,213
Austin Chalk (Trend)	3,291	1,628
Other	88	82
Total	7,818	6,234

Natural Gas Liquids (Bbls):
Permian Basin	181	207
Austin Chalk (Trend)	249	250
Other	74	133
Total	504	590

Exploration Costs (in thousands):
Abandonment and impairment costs:
Permian Basin	$716	$1,321
East Texas Bossier	40,063	-
North Louisiana	2,162	16,642
South Louisiana	-	28,677
Other	2,325	6,786
Total	45,266	53,426

Seismic and other	11,230	3,706
Total exploration costs	$56,496	$57,132

Depreciation, Depletion and Amortization (in thousands):
Oil and gas depletion	$75,220	$50,589
Contract drilling depreciation	6,533	5,258
Other depreciation	720	889
Total DD&A	$82,473	$56,736

Oil and Gas Costs ($/Mcfe Produced):
Production costs	$2.39	$2.12
Oil and gas depletion	$2.75	$1.92

Net Wells Drilled (b):
Exploratory Wells	2.7	11.4
Developmental Wells	57.3	17.4

(a) No derivatives were designated as cash flow hedges in 2008 or 2007. All gains or losses on settled derivatives were included in gain (loss) on derivatives.
(b) Excludes wells being drilled or completed at the end of each period.

Operating Results – Three-Month Periods

The following discussion compares our results for the three months ended September 30, 2008 to the comparative period in 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective quarterly period.

Oil and gas operating results

Oil and gas sales in 2008 increased $43.7 million, or 52%, from 2007.  Price variances accounted for a $46 million increase, and production variances accounted for a $2.3 million decrease.  Production in 2008 (on an Mcfe basis) was 9% lower than 2007, despite significant additions from our developmental drilling programs.  Oil production increased 30% in 2008 from 2007 and gas production decreased 32% in 2008 from 2007.  The comparability of production between 2007 and 2008 was affected by two primary factors.  Certain South Louisiana properties were sold during the second quarter of 2008 and South Louisiana production in 2008 was curtailed for several days due to Hurricanes Gustav and Ike.   In 2008, our realized oil price was 61% higher than 2007, while our realized gas price was 46% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, increased 10% in 2008 as compared to 2007 due primarily to increased production tax costs related to higher production prices.  In addition, increases in oilfield service costs and higher repair and maintenance costs were key components for the rise in production costs.  After giving effect to a 9% decrease in oil and gas production on an Mcfe basis, production costs per Mcfe increased 21% from $2.17 per Mcfe in 2007 to $2.63 per Mcfe in 2008.

Oil and gas depletion expense increased $4.2 million from 2007 to 2008, of which rate variances accounted for a $6.1 million increase and production variances accounted for a $1.9 million decrease.  On an Mcfe basis, depletion expense increased 33% from $2.16 per Mcfe in 2007 to $2.87 per Mcfe in 2008 due in part to a higher depletable cost basis in 2008 compared to the 2007 period.  Depletion expense per Mcfe of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration and development activities result in higher finding costs.

We recorded a provision for impairment of property and equipment under SFAS 144 of $10 million in 2008 related to the Margarita #1 well on our East Texas Bossier prospect.  In 2007, we recorded $8 million for impairment of property and equipment, of which $5.1 million related to a write-down of two 2,000 horsepower drilling rigs and related components to their estimated fair market value.  The remaining $2.9 million impairment related to producing properties in West Texas.

Exploration costs

Since we follow the successful efforts method of accounting, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2008, we charged to expense $49 million of exploration costs, as compared to $20 million in 2007.

At September 30, 2008, our capitalized unproved oil and gas properties totaled $137.8 million, of which approximately $61.8 million was attributable to unproved acreage.  Unproved properties are subject to a valuation impairment to the extent the carrying cost of a prospect exceeds its estimated fair value.  Therefore, our results of operations in future periods may be adversely affected by unproved property impairments.

We plan to spend approximately $348.5 million on exploration and development activities in fiscal 2008, of which approximately 25% is expected to be allocated to exploration activities.  Since exploratory drilling involves a high degree of risk, it is likely that a significant portion of the costs we incur in fiscal 2008 will be charged to exploration costs. However, we cannot predict our success rates and, accordingly, cannot predict our exploration costs related to abandonment and impairment costs.

Contract Drilling Services

In April 2006, we formed a joint venture (“Larclay JV”) with Lariat Services, Inc. to construct, own, and operate 12 new drilling rigs.  We own a 50% interest in Larclay JV.  Although the Company and Lariat own equal interests in Larclay JV, the Company meets the definition of the primary beneficiary of Larclay JV’s expected cash flows under FIN 46R.  As the primary beneficiary under FIN 46R, the Company is required to include the accounts of Larclay JV in the Company’s consolidated financial statements.  During the three months ended September 30, 2008, we included contract drilling revenues of $16.7 million, other operating expenses of $13 million, depreciation expense of $2.7 million and interest expense of $891,000 in our statement of operations (see Note 14 to the consolidated financial statements).  Since the Larclay JV drilling rigs are partially utilized by us, the reported amounts are net of any intercompany profits eliminated in consolidation.

In connection with the formation of Larclay JV, we are contractually obligated under a drilling contract to pay Larclay JV idle rig rates ranging from $8,100 per day to $10,300 per day (plus crew labor expenses, if applicable), depending on the size of the rig.  The drilling contract expires on the earlier of December 31, 2009 or the termination and liquidation of Larclay JV.  In response to lower product prices and profit margins on drilling, we are suspending drilling activities in certain areas in which we have been utilizing rigs owned by Larclay JV.  To the extent Larclay JV is unable to contract any of its rigs to other operators, we will be required to make idle rig payments to Larclay JV.  Since we fully consolidate the accounts of Larclay JV in our consolidated financial statements, consolidated drilling revenues, after elimination of intercompany transactions, may be lower in future periods.

General and Administrative

General and administrative (“G&A”) expenses increased 52% from $4.3 million in 2007 to $6.5 million in 2008.  Excluding non-cash employee compensation, G&A expenses increased from $3.8 million in 2007 to $4.5 million in 2008 due primarily to higher personnel and labor costs.  In 2008, we recorded a $2 million non-cash charge related to our after payout incentive plan, as compared to a $500,000 non-cash charge in 2007.

Interest expense

Interest expense decreased 36% from $8.4 million in 2007 to $5.4 million in 2008 due to a combination of reduced debt levels and lower interest rates. The average daily principal balance outstanding under our revolving credit facility for 2008 was $89.6 million compared to $186.2 million for 2007.  During 2008, we received approximately $117 million from the sale of property and equipment and used the net proceeds to reduce indebtedness outstanding under our revolving credit facility.  Debt reductions on our revolving credit facility accounted for $1.8 million of the decrease in interest expense, while lower interest rates resulted in a decrease of approximately $705,000.  In addition, capitalized interest for 2008 was $1.3 million compared to $1.1 million in 2007, and interest expense associated with our Larclay JV during 2008 was $891,000 compared to $1.3 million in 2007.

Gain/loss on derivatives

We did not designate any derivative contracts in 2008 or 2007 as cash flow hedges; therefore all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  For the three months ended September 30, 2008, we reported a $132.7 million net gain on derivatives, consisting of a $169.5 million non-cash gain to mark our derivative positions to their fair value at September 30, 2008 and a $36.8 million realized loss on settled contracts.  For the three months ended September 30, 2007, we reported a $2.3 million net loss on derivatives, consisting of a $3.9 million non-cash loss to mark our derivative positions to their fair value at September 30, 2007 and a $1.6 million realized gain on settled contracts.  Because oil and gas prices are volatile, and because we do not account for our derivatives as cash flow hedges, the effect of mark-to-market valuations on our gain/loss on derivatives can cause significant volatility in our results of operations.

Gain/loss on sales of property and equipment

We recorded a net gain of $3 million on sales of property and equipment related primarily to a gain on the sale of our interest in a North Louisiana prospect.

Income tax expense

Our effective income tax rate in 2008 of 35.8% differed from the statutory federal rate of 35% due primarily to increases in the tax provision related primarily to the effects of the recently-enacted Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

Operating Results – Nine-Month Periods

The following discussion compares our results for the nine months ended September 30, 2008 to the comparative period in 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective nine-month periods.

Oil and gas operating results

Oil and gas sales in 2008 increased $160.8 million, or 73%, from 2007.  Price variances accounted for  $144.7 million of this increase and production volume variances accounted for the remaining $16.1 million change.  Production in 2008 (on an Mcfe basis) was 3% higher than 2007.  Oil production increased 26% and gas production decreased 10% in 2008 from 2007.  The comparability of production between 2007 and 2008 was affected by two primary factors.  Certain South Louisiana properties were sold during the second quarter of 2008 and South Louisiana production in 2008 was curtailed for several days due to Hurricanes Gustav and Ike.   In 2008, our realized oil price was 75% higher than 2007, while our realized gas price was 41% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, increased 17% in 2008 as compared to 2007 due primarily to increased production tax costs related to higher production prices.  In addition, increases in oilfield service costs and higher repair and maintenance costs were key components for the rise in production costs.  After giving effect to a 3% increase in oil and gas production on an Mcfe basis, production costs per Mcfe increased 13% from $2.12 per Mcfe in 2007 to $2.39 per Mcfe in 2008.

Oil and gas depletion expense increased $24.6 million from 2007 to 2008, of which rate variances accounted for a $22.9 million increase and production variances accounted for a $1.7 million increase.  On an Mcfe basis, depletion expense increased 43% from $1.92 per Mcfe in 2007 to $2.75 per Mcfe in 2008 due in part to a higher depletable cost basis in 2008 compared to the 2007 period.  Depletion expense per Mcfe of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration and development activities result in higher finding costs.

We recorded a provision for impairment of property and equipment under SFAS 144 of $10 million during the third quarter of 2008 related to the Margarita #1 well on our East Texas Bossier prospect.  In 2007, we recorded $8 million for impairment of property and equipment, of which $5.1 million related to a write-down of two 2,000 horsepower drilling rigs and related components to their estimated fair market value.  The remaining $2.9 million impairment related to producing properties in West Texas.

Exploration costs

Since we follow the successful efforts method of accounting, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2008, we charged to expense $56.5 million of exploration costs, as compared to $57.1 million in 2007.

At September 30, 2008, our capitalized unproved oil and gas properties totaled $137.8 million, of which approximately $61.8 million was attributable to unproved acreage.  Unproved properties are subject to a valuation impairment to the extent the carrying cost of a prospect exceeds its estimated fair value.  Therefore, our results of operations in future periods may be adversely affected by unproved property impairments.

We plan to spend approximately $348.5 million on exploration and development activities in fiscal 2008, of which approximately 25% is expected to be allocated to exploration activities.  Since exploratory drilling involves a high degree of risk, it is likely that a significant portion of the costs we incur in fiscal 2008 will be charged to exploration costs. However, we cannot predict our success rates and, accordingly, cannot predict our exploration costs related to abandonment and impairment costs.

Contract Drilling Services

In April 2006, we formed a joint venture (“Larclay JV”) with Lariat Services, Inc. to construct, own, and operate 12 new drilling rigs.  We own a 50% interest in Larclay JV.  Although the Company and Lariat own equal interests in Larclay JV, the Company meets the definition of the primary beneficiary of Larclay JV’s expected cash flows under FIN 46R.  As the primary beneficiary under FIN 46R, the Company is required to include the accounts of Larclay JV in the Company’s consolidated financial statements.  During the nine months ended September 30, 2008, we included contract drilling revenues of $50.7 million, other operating expenses of $38.8 million, depreciation expense of $7.9 million and interest expense of $2.9 million in our statement of operations (see Note 14 to the consolidated financial statements).  Since the Larclay JV drilling rigs are partially utilized by us, the reported amounts are net of any intercompany profits eliminated in consolidation.

General and Administrative

General and administrative (“G&A”) expenses increased 36% from $13.1 million in 2007 to $17.9 million in 2008.  Excluding non-cash employee compensation, G&A expenses increased from $11.5 million in 2007 to $14 million in 2008 due in part to cash bonuses paid to employees in connection with our recent sale of properties in South Louisiana and higher personnel costs.  In 2008, we recorded a $3.9 million non-cash compensation charge related to our after payout incentive plan and $92,000 for stock-based employee compensation.  In 2007, we recorded a $1.5 million non-cash compensation charge related to our after payout incentive plan and $110,000 for stock-based employee compensation.

Interest expense

Interest expense decreased 21% from $24.1 million in 2007 to $18.9 million in 2008 due to a combination of reduced debt levels and lower interest rates.  The average daily principal balance outstanding under our revolving credit facility for 2008 was $119.3 million compared to $173.5 million for 2007.  During 2008, we received approximately $117 million from the sale of property and equipment and used the net proceeds to reduce indebtedness outstanding under on our revolving credit facility.  Debt reductions on our revolving credit facility accounted for $3 million of the decrease in interest expense, while lower interest rates resulted in a decrease of approximately $2.3 million.  In addition, capitalized interest for 2008 was $3 million compared to $3.1 million in 2007, and interest expense associated with our Larclay JV during 2008 was $2.9 million compared to $3.1 million in 2007.

Gain/loss on derivatives

We did not designate any derivative contracts in 2008 or 2007 as cash flow hedges; therefore all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  For the nine months ended September 30, 2008, we reported a $62 million net loss on derivatives, consisting of a

$23.9 million non-cash gain to mark our derivative positions to their fair value at September 30, 2008 and an $85.9 million realized loss on settled contracts.  For the nine months ended September 30, 2007, we reported a $13 million net loss on derivatives, consisting of a $15.2 million non-cash loss to mark our derivative positions to their fair value at September 30, 2007 and a $2.2 million realized gain on settled contracts.  Because oil and gas prices are volatile, and because we do not account for our derivatives as cash flow hedges, the effect of mark-to-market valuations on our gain/loss on derivatives can cause significant volatility in our results of operations.

Gain/loss on sales of property and equipment

We recorded a net gain on sales of property and equipment of $44 million for 2008 which included a $33.1 million gain on sales of properties in South Louisiana, a $3.1 million gain on the sale of a North Louisiana prospect, and a $5.7 million gain on the sales of two drilling rigs and a surplus well servicing unit.  In 2007, we recorded a net loss of $8.5 million which included losses on inventory of $9.2 million, including a non-cash charge of $8.9 million to write-down inventory to its estimated market value at September 30, 2007.  The write-down resulted primarily from the sale of certain surplus equipment at an auction in March 2007.  No write-downs were recorded during the 2008 period.

Income tax expense

Our effective income tax rate in 2008 of 35.9% differed from the statutory federal rate of 35% due primarily to increases in the tax provision related primarily to the effects of the recently-enacted Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from statutory depletion deductions.

Liquidity and Capital Resources

Overview

Our primary financial resource is our base of oil and gas reserves.  We pledge our producing oil and gas properties to a group of banks to secure our revolving credit facility.  The banks establish a borrowing base by making an estimate of the collateral value of our oil and gas properties.  We borrow funds on the revolving credit facility as needed to supplement our operating cash flow as a financing source for our capital expenditure program.  Our ability to fund our capital expenditure program is dependent upon the level of product prices and the success of our exploration program in replacing our existing oil and gas reserves.  If product prices decrease, our operating cash flow may decrease and the banks may require additional collateral or reduce our borrowing base, thus reducing funds available to fund our capital expenditure program.  However, the effects of product prices on cash flow can be mitigated through the use of commodity derivatives.

During the third quarter of 2008, the economic climate in the oil and gas industry experienced a rapid adverse change.  Oil and gas prices have been trending downward and are presently approximately half of their June 30, 2008 levels.  Lower oil and gas prices have resulted in reductions in our cash flow from operations and decreases in the present value of our oil and gas reserves.  If oil and gas prices remain low for a prolonged period of time, both of these factors could have an adverse affect on our ability to access capital resources.  We cannot predict how low oil and gas prices will fall or how long the current economic climate will continue.  Therefore, we are taking actions now to preserve our capital resources and maintain adequate liquidity.  We currently plan to reduce capital spending for the remainder of 2008, and we are evaluating our capital spending options for 2009.  If the economic climate in our industry does not improve, our capital spending levels for 2009 could be significantly lower than 2008.

The Indenture governing the issuance of our 7¾% Senior Notes due 2013 contains covenants that restrict our ability to borrow money.  One such covenant prohibits us from borrowing any additional funds under the revolving credit facility if our outstanding balance on the facility exceeds 30% of Adjusted Consolidated Net Tangible Assets, as defined in the Indenture.  Based on current product prices, we do not expect this covenant to limit our ability to borrow the full amount available under the revolving credit facility.  However, we could be limited in future periods if product prices continue to decline.

Historically, we have elected to use most of our available cash to repay outstanding advances on the revolving credit facility.  Due to uncertainties resulting from the recent crisis in the financial markets, we have elected to retain up to $50 million of cash generated from operations in a money market fund backed by United States Treasury obligations.  This cash reserve provides us with an alternative source of liquidity apart from the revolving credit facility.  At September 30, 2008, we had deposited approximately $25 million in the money market account, and have subsequently increased this cash reserve to approximately $50 million.

During the third quarter of 2008, we increased borrowings under our revolving credit facility by $73.3 million from $50 million to $123.3 million in order to partially finance additions to property and equipment of $111.1 million and to deposit $25 million in the money market account described above.

Our capital expenditures for the year ended December 31, 2008 are expected to exceed our cash flow from operating activities for the year.  We cannot predict our drilling success on exploratory prospects, and our future results of operations and financial condition could be adversely affected by unsuccessful exploratory drilling results.  In this section, we will describe our current plans for capital spending, identify the capital resources available to finance our capital spending, and discuss the principal factors that can affect our liquidity and capital resources.

Capital expenditures

We incurred expenditures for exploration and development activities of $284.1 million during the first nine months of 2008 and have decreased our estimates for planned expenditures for fiscal 2008 from $400.7 million to $348.5 million.  The following table summarizes, by area, our actual expenditures for exploration and development activities for the first nine months of 2008 and our planned expenditures for the year ending December 31, 2008.

	Actual	Planned
	Expenditures	Expenditures	Year 2008
	Nine Months Ended	Year Ending	Percentage
	September 30, 2008	December 31, 2008	of Total
	(In thousands)
Permian Basin	$120,000	$147,500	42%
North Louisiana	59,800	70,200	20%
Austin Chalk (Trend)	48,100	50,300	15%
South Louisiana	31,400	36,900	11%
East Texas Bossier	22,400	38,700	11%
Utah/California	2,200	4,700	1%
Other	200	200	-
	$284,100	$348,500	100%

Our actual expenditures during fiscal 2008 may be substantially higher or lower than these estimates since our plans for exploration and development activities may change during the remainder of the year.  Other factors, such as prevailing product prices and the availability of capital resources, could also increase or decrease the ultimate level of expenditures during the remainder of fiscal 2008.

Approximately 25% of the fiscal 2008 planned expenditures relate to exploratory prospects.  Exploratory prospects involve a higher degree of risk than developmental prospects.  To offset the higher risk, we generally strive to achieve a higher reserve potential and rate of return on investments in exploratory prospects.  We do not attempt to forecast our success rate on exploratory drilling.  Accordingly, these current estimates do not include costs we may incur to complete any future successful exploratory wells and construct the required production facilities for these wells.  We are also actively searching for other opportunities to increase our oil and gas reserves, including the evaluation of new prospects for exploratory and developmental drilling activities and potential acquisitions of proved oil and gas properties.  We cannot predict our drilling success on exploratory prospects, and our future results of operations and financial condition could be adversely affected by unsuccessful exploratory drilling results.

Our expenditures for exploration and development activities for the nine months ended September 30, 2008 totaled $284.1 million, of which approximately 20% was on exploratory prospects. We financed these expenditures with cash flow from operating activities and proceeds from the sales of certain South Louisiana properties, drilling rigs and other assets.  In response to recent declines in oil and gas prices, we plan to reduce our capital spending for the fourth quarter of 2008 and, accordingly, have decreased our estimates for capital expenditures in fiscal 2008 from $400.7 million to $348.5 million.  We are in the process of evaluating our options for capital spending in fiscal 2009.

Based on preliminary estimates, our internal cash flow forecasts indicate that the amount of funds available to us under our revolving credit facility, when combined with our anticipated operating cash flow, will be sufficient to finance our exploration and development activities and provide us with adequate liquidity through 2009.  Although we believe the assumptions and estimates made in our forecasts are reasonable, these forecasts are inherently uncertain and the borrowing base may be less than expected, cash flow may be less than expected, or capital expenditures may be more than expected.  In the event we lack adequate liquidity to finance our expenditures through fiscal 2009, we will consider options for obtaining alternative capital resources, including the sale of assets.

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

Cash flow provided by operating activities for the nine months ended September 30, 2008 increased $60.7 million, or 37.4%, as compared to the corresponding period in 2007.  Approximately $6.6 million of the increase in operating cash flow was attributable to Larclay JV.  All of Larclay JV’s cash flow is dedicated to the repayment of Larclay JV’s $75 million secured term loan facility.  The remainder of the increase in operating cash flow was derived primarily from oil and gas producing activities, offset in part by increases in production costs and seismic expenses.

Credit facility

A group of banks have provided us with a revolving credit facility on which we have historically relied for both our short-term liquidity (working capital) and our long-term financing needs.  The funds available to us at any time under this revolving credit facility are limited to the amount of the borrowing base established by the banks.  As long as we have sufficient availability under this credit facility to meet our obligations as they come due, we believe that we will have sufficient liquidity and will be able to fund any short-term working capital deficit.

During the first nine months in 2008, we reduced the revolving credit facility by $42.5 million primarily from the sale of assets.  At September 30, 2008, we had a borrowing base of $250 million, leaving $125.9 million available under the revolving loan facility after accounting for outstanding letters of credit of $804,000.

Using the revolving credit facility for both our short-term liquidity and long-term financing needs can cause unusual fluctuations in our reported working capital, depending on the timing of cash receipts and expenditures.  The outstanding balance on our revolving credit facility is classified as a non-current liability since we currently have no required principal reductions.  As we use available cash to pay a non‑current liability, our reported working capital decreases.  Conversely, as we draw on the revolving credit facility for funds to pay current liabilities (such as payables for drilling and operating costs), our reported working capital increases.  Also, volatility in oil and gas prices can cause significant fluctuations in reported working capital as we record changes in the fair value of derivatives from period to period.  For these reasons, the working capital covenant related to the revolving credit facility requires us to (i) include the amount of funds available under this facility as a current asset, (ii) exclude current assets and liabilities related to the fair value of derivatives, and (iii) exclude current maturities of vendor finance obligations, if any, when computing the working capital ratio at any balance sheet date.

Working capital computed for loan compliance purposes differs from our working capital in accordance with generally accepted accounting principles (GAAP).  Since compliance with financial covenants is a material requirement under the credit facilities, we consider the loan compliance working capital to be useful as a measure of our liquidity because it includes the funds available to us under the revolving credit facility and is not affected by the volatility in working capital caused by changes in fair value of derivatives.  Our GAAP reported working capital deficit decreased from $76.4 million at December 31, 2007 to $54.2 million at September 30, 2008 due primarily to decreases in other current assets related to assets held for sale and an increase in the net liability for the fair value for derivatives.  After giving effect to the adjustments, our working capital computed for loan compliance purposes was a positive $113.6 million at September 30, 2008, as compared to a positive $103.2 million at December 31, 2007.  The following table reconciles our GAAP working capital to the working capital computed for loan compliance purposes at September 30, 2008 and December 31, 2007.

	September 30,	December 31,
	2008	2007
	(In thousands)
Working capital (deficit) per GAAP	$(54,206)	$(76,388)
Add funds available under the revolving credit facility	125,896	108,396
Exclude fair value of derivatives classified as current assets or current liabilities	24,839	49,738
Exclude current assets and current liabilities of Larclay JV	17,064	21,423
Working capital per loan covenant	$113,593	$103,169

Since we use this revolving credit facility for both short-term liquidity and long-term financing needs, it is important that we comply in all material respects with the loan agreement, including financial covenants that are computed quarterly.  The working capital covenant requires us to maintain positive working capital using the computations described above.  Another financial covenant under the credit facility requires us to maintain a ratio of indebtedness to cash flow of no more than 3 to 1.  While we were in compliance with all financial and non-financial covenants at September 30, 2008, our increased leverage and reduced liquidity may result in our failing to comply with one or more of these covenants in the future.  If we fail to meet any of these loan covenants, we would ask the banks to allow us sufficient time to obtain additional capital resources through alternative means.  If a suitable arrangement could not be reached with the banks, the banks could accelerate the indebtedness and seek to foreclose on the pledged assets.

The banks redetermine the borrowing base under the revolving credit facility at least twice a year, in May and November.  The borrowing base was reduced in May 2008 from $275 million to $250 million in connection with our sale of certain properties in South Louisiana.  In June 2008, we elected to maintain the borrowing base at $250 million instead of increasing it to levels supported by the collateral values assigned by the banks.  The borrowing base is expected to be renewed at its current level.  If at any time, the borrowing base is less than the amount of outstanding indebtedness, we will be required to (i) pledge additional collateral, (ii) prepay the excess in not more than five equal monthly installments, or (iii) elect to convert the entire amount of outstanding indebtedness to a term obligation based on amortization formulas set forth in the loan agreement.  We have relied heavily on advances under the revolving credit facility to finance a significant portion of our exploration and development activities in fiscal 2007 and the first nine months of 2008.  At September 30, 2008, we had $123.3 million outstanding on the revolving credit facility.

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

At any time prior to August 1, 2009, we may redeem some or all of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed, plus a make-whole premium, plus any accrued and unpaid interest.  On and after August 1, 2009, we may redeem some or all of the Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 103.875% for the twelve-month period beginning on August 1, 2009, 101.938% for the twelve-month period beginning on August 1, 2010, and 100.00% beginning on August 1, 2011, for any period thereafter, in each case plus accrued and unpaid interest.

The Indenture governing the Senior Notes contains covenants that restrict our ability and the ability of our restricted subsidiaries to:  (i) borrow money; (ii) issue redeemable or preferred stock; (iii) pay distributions or dividends; (iv) make investments; (v) create liens without securing the Notes; (vi) enter into agreements that restrict dividends from subsidiaries; (vii) sell certain assets or merge with or into other companies; (viii) enter into transactions with affiliates; (ix) guarantee indebtedness; and (x) enter into new lines of business.  One such covenant prohibits us from borrowing any additional funds under the revolving credit facility if our outstanding balance on the facility exceeds 30% of Adjusted Consolidated Net Tangible Assets, as defined in the Indenture.  Based on current product prices, we do not expect this covenant to limit our ability to borrow the full amount available under the revolving credit facility.  However, we could be limited in future periods if product prices continue to decline.  These covenants are subject to a number of important exceptions and qualifications as described in the indenture.  We were in compliance with these covenants at September 30, 2008.

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to September 30, 2008.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps:
	Gas		Oil
	MMBtu (a)	Price	Bbls	Price
Production Period:
4th Quarter 2008	4,100,000	$9.17	400,000	$82.21
1st Quarter 2009	2,800,000	$8.46	440,000	$88.90
2nd Quarter 2009	2,700,000	$8.47	420,000	$88.12
3rd Quarter 2009	2,600,000	$8.48	440,000	$87.89
4th Quarter 2009	2,450,000	$8.49	425,000	$87.29
2010	4,640,000	$8.51	840,000	$97.75
	19,290,000		2,965,000

(a) One MMBtu equals one Mcf at a Btu factor of 1,000.

In July 2008, the Company terminated certain fixed-price gas swaps covering 100,000 MMBtu at a price of $10.32 per MMBtu in October 2008, resulting in an aggregate loss of $195,000, which will be paid to the counterparty monthly as the applicable contracts are settled.

In September 2007, the Company terminated certain fixed-priced oil swaps covering 30,000 barrels at a price of $76.65 from October 2008 through December 2008, resulting in an aggregate loss of approximately $332,000, which will be paid to the counterparty monthly as the applicable contracts are settled.

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of our commodity derivatives.  A $1 per barrel change in the price of oil and a $.50 per MMBtu change in the price of gas would change the fair value of our commodity derivatives by approximately $7.4 million.

Interest Rates

We are exposed to interest rate risk on our long-term debt with a variable interest rate.  At September 30, 2008, our variable rate debt had a carrying value of $123.3 million, which approximated its fair value.  At September 30, 2008, our fixed rate debt had a carrying value of $225 million and an approximate fair value of $197 million, based on current market quotes.  We estimate that the hypothetical change in the fair value of our fixed-rate, long-term debt resulting from a 100-basis point change in interest rates would be approximately $7 million.  Based on our outstanding variable rate indebtedness at September 30, 2008 of $123.3 million, a change in interest rates of 100 basis points would affect annual interest payments by $1.2 million.

We are a party to an interest rate swap.  Under this derivative, we pay a fixed rate for the notional principal balance and receive a floating market rate based on LIBOR.  The interest rate swap is settled quarterly.  The following summarizes information concerning our interest rate swap at September 30, 2008.

Interest Rate Swap:
		Fixed
	Principal	Libor
	Balance	Rates
Period:
October 1, 2008 to November 3, 2008	$45,000,000	5.73%

The interest rate swap in the preceding table exposes us to market risks for decreases in interest rates during the period shown.

Counterparties

The counterparties to our current derivative contracts are lenders under our revolving credit facility.  Since our oil and gas reserves are pledged to support the revolving credit facility, we are not required to make margin calls or provide any additional credit support when the fair value of the derivative contracts is a net liability to the counterparty.  Similarly, neither of the counterparties are required to provide any credit support when the fair value of the derivative contracts is a net receivable from the counterparty.  We have evaluated our credit exposure to these counterparties and have concluded that the risk is low that any of these counterparties would fail to pay us the amounts contractually due to us under these derivative contracts.

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

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A -              Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the U.S. Securities and Exchange Commission on March 14, 2008 and available at www.sec.gov.  Following is an additional risk factor that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements.

We may not be able to obtain funding, obtain funding on acceptable terms or obtain funding under our revolving credit facility because of the deterioration of the credit and capital markets and adverse changes in commodity prices and reserve amounts.  This may hinder or prevent us from meeting our future capital needs.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been exceedingly distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding.

In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to our current debt and reduced and, in some cases, ceased to provide funding to borrowers.

We may be unable to obtain adequate funding under our revolving credit facility because (i) our lending counterparties may be unwilling or unable to meet their funding obligations or (ii) our borrowing base under our revolving credit facility is decreased as a result of lower oil and gas prices, higher operating costs, declines in reserves, lending requirements or regulations, or for any other reason.

Additionally, the Indenture governing our 7¾% Senior Notes due 2013 contains covenants restricting our ability to borrow money under our revolving credit facility.  One such covenant prohibits us from borrowing additional funds under our revolving credit facility if the outstanding balance on the facility exceeds 30% of our Adjusted Consolidated Net Tangible Assets (“ACNTA”) as defined in the Indenture.  Adverse changes in commodity prices or reserve estimates could reduce our ACNTA, thereby limiting our ability to borrow under our revolving credit facility, even if funds would otherwise be available under the facility.

Due to these factors, we cannot be certain that funding will be available if needed and to the extent required, on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due or be required to post collateral to support our obligations, or we may be unable to implement our development plan, enhance our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures any of which could have a material adverse effect on our production, revenues and results of operations.

Item 5 -                 Other Information

On November 5, 2008, the board of directors of the Company adopted a form of indemnification agreement for our directors.  Our current directors are Clayton W. Williams, L. Paul Latham, Mel G. Riggs, Stanley S. Beard, Davis L. Ford, Robert L. Parker and Jordan R. Smith (collectively, the “Indemnitees”).  A description of the new form of indemnification agreement is contained in this Quarterly Report on Form 10-Q and is qualified in its entirety by reference to the form of agreement that is filed as an exhibit to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Each indemnification agreement requires the Company to indemnify each Indemnitee to the fullest extent permitted by the Delaware General Corporation Law.  This means, among other things, that the Company must indemnify the director against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement that are actually and reasonably incurred in an action, suit or proceeding by reason of the fact that the person is or was a director, officer, employee or agent of the Company or is or was serving at the request of the Company as a director, officer, employee or agent of another corporation or other entity if the Indemnitee meets the standard of conduct provided under Delaware law.  Also as permitted under Delaware law, the indemnification agreements require the Company to advance expenses in defending such an action provided that the director undertakes to repay the amounts if the person ultimately is determined not to be entitled to indemnification from the Company.  The Company will also make the Indemnitee whole for taxes imposed on the indemnification payments and for costs in any action to establish Indemnitee’s right to indemnification, whether or not wholly successful.

In general, the disinterested directors on the board of the Company or a committee of disinterested directors have the authority to determine an Indemnitee’s right to indemnification, but the Indemnitee can require that independent legal counsel make this determination if a change in control or potential change in control has occurred.

The indemnification agreements require the Company to procure excess liability insurance coverage for an Indemnitee for six years after the Indemnitee ceases to be a director, and obligate the Company to procure excess liability coverage in the event of a change in control or termination of the person in the year following a change in control of the Company.  The indemnification agreements also limit the period in which the Company can bring an action against the Indemnitee to three years for breaches of fiduciary duty and to one year for other types of claims.

Definitions of “potential change in control,” “change in control” and certain other terms used in this report are set forth in the form of indemnification agreement that is filed as an exhibit to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

**10.1†	Participation Agreement relating to Sacramento Basin II dated August 12, 2008 filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission August 14, 2008. ††

*10.2	Form of Director Indemnification Agreement

*31.1	Certification by the President and Chief Executive Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

*31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

*32.1	Certifications by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*	Filed herewith
**	Incorporated by reference to the filing indicated
†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement
††	Filed under our Commission File No. 001-10924

CLAYTON WILLIAMS ENERGY, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CLAYTON WILLIAMS ENERGY, INC.

Date:	November 7, 2008	By:	/s/ L. Paul Latham
L. Paul Latham
Executive Vice President and Chief
Operating Officer

Date:	November 7, 2008	By:	/s/ Mel G. Riggs
Mel G. Riggs
Senior Vice President and Chief Financial
Officer