Form 10-Q
period 2009-06-30
CLAYTON WILLIAMS ENERGY INC /DE
filed 2009-08-10
CIK 880115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

There were 12,143,536 shares of Common Stock, $.10 par value, of the registrant outstanding as of August 4, 2009.

CLAYTON WILLIAMS ENERGY, INC

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS
	June 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$15,943	$41,199
Accounts receivable:
Oil and gas sales	23,223	26,009
Joint interest and other, net	6,229	14,349
Affiliates	554	227
Inventory	32,396	20,052
Deferred income taxes	3,637	3,637
Assets held for sale	18,750	-
Prepaids and other	18,386	20,011
	119,118	125,484
PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	1,564,547	1,526,473
Natural gas gathering and processing systems	17,816	17,816
Contract drilling equipment	26,465	91,151
Other	15,869	14,954
	1,624,697	1,650,394
Less accumulated depreciation, depletion and amortization	(890,043)	(840,366)
Property and equipment, net	734,654	810,028

OTHER ASSETS
Debt issue costs, net	5,671	6,225
Other	1,830	1,672
	7,501	7,897
	$861,273	$943,409

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

LIABILITIES AND EQUITY
	June 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT LIABILITIES
Accounts payable:
Trade	$36,603	$67,189
Oil and gas sales	26,817	24,702
Affiliates	1,518	1,627
Current maturities of long-term debt	18,750	18,750
Fair value of derivatives	17,626	-
Accrued liabilities and other	11,264	10,609
	112,578	122,877
NON-CURRENT LIABILITIES
Long-term debt	355,550	347,225
Deferred income taxes	86,087	120,414
Fair value of derivatives	1,281	-
Other	37,034	32,617
	479,952	500,256
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock, par value $.10 per share, authorized – 3,000,000
shares; none issued	-	-
Common stock, par value $.10 per share, authorized – 30,000,000 shares; issued and outstanding – 12,143,536 shares in 2009
and 12,115,898 shares in 2008	1,214	1,212
Additional paid-in capital	152,028	137,046
Retained earnings	115,501	176,424
Total Clayton Williams Energy, Inc. stockholders’ equity	268,743	314,682
Noncontrolling interest, net of tax	-	5,594
Total equity	268,743	320,276
	$861,273	$943,409

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES
Oil and gas sales	$57,206	$134,291	$108,002	$253,210
Natural gas services	1,355	3,553	2,939	6,091
Drilling rig services	1,462	12,703	6,681	27,535
Gain on sales of assets	480	40,721	663	41,290
Total revenues	60,503	191,268	118,285	328,126

COSTS AND EXPENSES
Production	18,296	21,925	37,359	42,504
Exploration:
Abandonments and impairments	4,505	1,933	16,917	2,230
Seismic and other	1,388	1,562	5,658	5,237
Natural gas services	1,211	3,244	2,622	5,759
Drilling rig services	2,911	9,923	9,997	21,040
Depreciation, depletion and amortization	26,186	24,974	62,651	55,247
Impairment of property and equipment	32,068	-	32,068	-
Accretion of abandonment obligations	748	485	1,466	1,015
General and administrative	6,256	7,944	10,784	11,392
Loss on sales of assets and inventory
write-downs	396	277	3,845	286
Total costs and expenses	93,965	72,267	183,367	144,710

Operating income (loss)	(33,462)	119,001	(65,082)	183,416

OTHER INCOME (EXPENSE)
Interest expense	(5,736)	(6,077)	(11,174)	(13,523)
Loss on derivatives	(21,770)	(148,587)	(19,260)	(194,696)
Other	826	3,014	1,727	3,669
Total other income (expense)	(26,680)	(151,650)	(28,707)	(204,550)

Loss before income taxes	(60,142)	(32,649)	(93,789)	(21,134)
Income tax benefit	21,943	11,642	34,321	7,420
NET LOSS	(38,199)	(21,007)	(59,468)	(13,714)
Less income attributable to
noncontrolling interest, net of tax	(409)	(164)	(1,455)	(278)

NET LOSS attributable to Clayton
Williams Energy, Inc.	$(38,608)	$(21,171)	$(60,923)	$(13,992)

Net loss per common share attributable to
Clayton Williams Energy, Inc. stockholders:
Basic	$(3.18)	$(1.75)	$(5.02)	$(1.19)
Diluted	$(3.18)	$(1.75)	$(5.02)	$(1.19)

Weighted average common shares outstanding:
Basic	12,142	12,111	12,132	11,749
Diluted	12,142	12,111	12,132	11,749

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands)

	Clayton Williams Energy, Inc. Stockholders’ Equity
	Common Stock		Additional
	No. of	Par	Paid-In	Retained	Noncontrolling
	Shares	Value	Capital	Earnings	Interest
BALANCE,
December 31, 2008	12,116	$1,212	$137,046	$176,424	$5,594
Net income (loss)	-	-	-	(60,923)	1,455
Stock options exercised	28	2	150	-	-
Acquisition of noncontrolling
interest	-	-	14,832	-	(7,049)
BALANCE,
June 30, 2009	12,144	$1,214	$152,028	$115,501	$-

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(59,468)	$(13,714)
Adjustments to reconcile net loss to cash
provided by operating activities:
Depreciation, depletion and amortization	62,651	55,247
Impairment of property and equipment	32,068	-
Exploration costs	16,917	2,230
(Gain) loss on sales of assets and inventory write-downs, net	3,182	(41,004)
Deferred income tax benefit	(34,321)	(7,752)
Non-cash employee compensation	627	1,910
Unrealized loss on derivatives	18,907	145,621
Settlements on derivatives with financing elements	-	24,789
Amortization of debt issue costs	624	785
Accretion of abandonment obligations	1,466	1,015

Changes in operating working capital:
Accounts receivable	10,579	(19,662)
Accounts payable	(16,626)	398
Other	3,264	(442)
Net cash provided by operating activities	39,870	149,421

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(69,082)	(118,500)
Proceeds from sales of assets	670	114,049
Change in equipment inventory	(12,594)	(6,777)
Other	(97)	785
Net cash used in investing activities	(81,103)	(10,443)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	25,200	4,000
Repayments of long-term debt	(9,375)	(128,925)
Proceeds from exercise of stock options	152	15,884
Settlements on derivatives with financing elements	-	(24,789)
Net cash provided by (used in) financing activities	15,977	(133,830)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(25,256)	5,148

CASH AND CASH EQUIVALENTS
Beginning of period	41,199	12,344
End of period	$15,943	$17,492

SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$11,354	$13,123

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

Substantially all of the Company’s oil and gas production is sold under short-term contracts which are market-sensitive.  Accordingly, the Company’s financial condition, results of operations, and capital resources are highly dependent upon prevailing market prices of, and demand for, oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company.  These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil exporting countries, trading activities in commodities futures markets, the strength of the U.S. dollar, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic.

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

The consolidated financial statements include the accounts of Clayton Williams Energy, Inc., and its wholly-owned subsidiaries.  The Company also accounts for its undivided interests in oil and gas limited partnerships using the proportionate consolidation method.  Under this method, the Company consolidates its proportionate share of assets, liabilities, revenues and expenses of these limited partnerships utilizing accounting policies followed by the Company.  Less than 5% of the Company’s consolidated total assets and total revenues are derived from oil and gas limited partnerships.  All significant intercompany transactions and balances associated with the consolidated operations have been eliminated.

In the opinion of management, the Company's unaudited consolidated financial statements as of June 30, 2009 and for the interim periods ended June 30, 2009 and 2008 include all adjustments which are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States.  These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

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

Effective April 15, 2009, the Company acquired the remaining 50% equity ownership in the contract drilling joint venture the Company formed in 2006 with Lariat Services, Inc. ("Lariat").  The Company has historically referred to this joint venture as Larclay JV until June 2009 when it changed the legal name of the operating entity in the joint venture to Desta Drilling, LP.  Desta Drilling, LP (formerly Larclay JV) is referred to in these notes to consolidated financial statements as “Desta Drilling”.  Desta Drilling is now a wholly-owned subsidiary of the Company.

Adopted Accounting Pronouncements
Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”).  Noncontrolling interests (previously referred to as minority interests) are ownership interests in a consolidated subsidiary held by parties other than the parent.  SFAS 160 requires that noncontrolling interests be clearly identified and reported as a component of equity in the parent’s balance sheet.  SFAS 160 also requires that the amount of net income or loss attributable to the parent and the noncontrolling interest be presented separately on the face of the consolidated statement of operations.  The presentations of noncontrolling interest in the Company’s consolidated financial statements, as required by SFAS 160, have been applied retrospectively to prior periods.

Effective January 1, 2009, the Company adopted SFAS Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 133” (“SFAS 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. The adoption of SFAS 161 did not have a material effect on the Company’s financial statements, other than disclosures.

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

Effective April 1, 2009, the Company adopted FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation techniques used to measure fair value. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively.  The adoption of FSP 157-4 did not have a material impact on the Company’s financial statements, other than additional disclosures.

Effective April 1, 2009, the Company adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes principles and requirements for disclosure of subsequent events.   It establishes the period after the balance sheet date during which events or transactions are to be evaluated for potential disclosure.  It also establishes the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date. The adoption of SFAS 165 did not have a material impact on the Company’s disclosure of subsequent events.

3.	Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 became effective for the Company on July 1, 2009.  SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”).  SFAS 168 is not expected to change GAAP and is not expected to have a material impact on the Company’s financial statements.

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

4.	Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)
7¾% Senior Notes due 2013	$225,000	$225,000
Secured bank credit facility, due May 2012	119,300	94,100
Secured term loan of Desta Drilling, due June 2011	30,000	39,375
Subordinated notes of Desta Drilling(a)	-	7,500
	374,300	365,975
Less current maturities(b)	(18,750)	(18,750)
	$355,550	$347,225

(a)      Note payable to Lariat Services Inc. by Desta Drilling that was converted to equity in April 2009 (see Note 10).
(b)      Amounts in both periods relate to the current portion of the term loan of Desta Drilling.

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

The Indenture governing the Senior Notes contains covenants that restrict the ability of the Company and its subsidiaries to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant provides that the Company may only incur indebtedness if the ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) exceeds 2.5 to 1 for the four most recently completed fiscal quarters.  However, this restriction does not prevent the Company from borrowing funds under the revolving credit facility provided that the Company’s outstanding balance on the facility does not exceed the greater of $150 million and 30% of Adjusted Consolidated Net Tangible Assets (as defined in the Indenture).  These covenants are subject to a number of important exceptions and qualifications as described in the Indenture.  The Company was in compliance with these covenants at June 30, 2009.

Secured Bank Credit Facility
The Company has a revolving credit facility with a syndicate of banks based on a borrowing base determined by the banks.  The borrowing base, which is based on the discounted present value of future net revenues from oil and gas production, is redetermined by the banks semi-annually in May and November.  The Company or the banks may also request an unscheduled borrowing base redetermination at any other time during the year.  If, at any time, the borrowing base is less than the amount of outstanding credit exposure under the revolving credit facility, the Company will be required to (1) pledge additional collateral, (2) prepay the principal amount of the loans in an amount sufficient to eliminate the excess, or (3) prepay the excess in six equal monthly installments.  In May 2009, the borrowing base was affirmed at $250 million.  After allowing for outstanding letters of credit totaling $804,000, the Company had $129.9 million available under the credit facility at June 30, 2009.

The revolving credit facility is collateralized by substantially all of the Company’s assets, including at least 80% of the adjusted engineered value (as defined in the revolving credit facility) of the Company’s oil and gas interests evaluated in determining the borrowing base.  The obligations under the revolving credit facility are guaranteed by each of CWEI’s material domestic subsidiaries, excluding Desta Drilling.

In May 2009, the usage-based pricing formulas under the revolving credit facility were amended.  The Eurodollar rate margin was increased to a range of 2% to 3% from a range of 1.5% to 2.25%.  The alternate base rate margin was increased to a range of 1.125% to 2.125% from a range of .25% to 1%.  The Company also pays a commitment fee on the unused portion of the revolving credit facility which increased to a flat rate of .5% from a range of .375% to .5%.  Interest and fees are payable no less often than quarterly.  The effective annual interest rate on borrowings under the revolving credit facility, excluding bank fees and amortization of debt issue costs, for the six months ended June 30, 2009 was 2.4%.

The revolving credit facility contains financial covenants that are computed quarterly.  One financial covenant requires the Company to maintain a ratio of current assets to current liabilities of at least 1 to 1.  Another financial covenant, which was amended in May 2009, prohibits the ratio of the Company’s consolidated funded indebtedness to consolidated EBITDAX (determined as of the end of each fiscal quarter for the then most-recently ended four fiscal quarters) from being greater than 3.5 to 1 for any fiscal quarter ending on or prior to December 31, 2010, 3.25 to 1 for any fiscal quarter ending on or after March 31, 2011 through December 31, 2011, and 3 to 1 for any fiscal quarter thereafter.  Prior to the amendment, this ratio could not exceed 3 to 1.  The computations of current assets, current liabilities, EBITDAX and indebtedness are defined in the loan agreement.  The Company was in compliance with all financial and non-financial covenants at June 30, 2009.

Secured Term Loan of Desta Drilling
In 2006, Desta Drilling (formerly referred to as Larclay JV, see Note 10) obtained a $75 million secured term loan facility from a lender to finance the construction and equipping of 12 new drilling rigs.  The Desta Drilling term loan is secured by substantially all of Desta Drilling’s assets.  As additional credit support, the Company granted the lender a limited guaranty in the original amount of $19.5 million.  The maximum obligation under the guaranty reduces by 10% on April 1 of each year, beginning April 1, 2008.  At June 30, 2009, the maximum obligation of the Company under the guaranty was approximately $15.8 million.

The Desta Drilling term loan bears interest at a floating rate based on a LIBOR average, plus 3.25%, and provides for monthly principal and interest payments sufficient to retire the principal balance by 35% in the first year, 25% in each of the next two years, and 15% in the fourth year.  The term loan prohibits Desta Drilling from making any cash distributions to its partners until the balance on the term loan is fully repaid.  At June 30, 2009, the effective annual interest rate on the Desta Drilling term loan was 3.9%.

5.	Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)
Abandonment obligations	$36,320	$31,737
Other taxes payable	144	144
Other	570	736
	$37,034	$32,617

Changes in abandonment obligations for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Beginning of period	$31,737	$30,994
Additional abandonment obligations from new wells	945	228
Sales of properties	(47)	(1,784)
Revisions of previous estimates	2,219	(1,391)
Accretion expense	1,466	1,015
End of period	$36,320	$29,062

6.	Compensation Plans

Stock-Based Compensation
The Company has reserved 1,798,200 shares of common stock for issuance under the 1993 Stock Compensation Plan (“1993 Plan”).  The 1993 Plan provides for the issuance of nonqualified stock options with an exercise price which is not less than the market value of the Company’s common stock on the date of grant.  The Company issues new shares, not repurchased shares, to option holders that exercise stock options under the 1993 Plan.  At June 30, 2009, no options were outstanding under this plan, and 101,766 shares remain available for issuance.

The Company has reserved 86,300 shares of common stock for issuance under the Outside Directors Stock Option Plan (“Directors Plan”).  Since the inception of the Directors Plan, the Company has issued options covering 52,000 shares of common stock at option prices ranging from $3.25 to $41.74 per share.  All outstanding options expire 10 years from the grant date and are fully exercisable upon issuance.  At June 30, 2009, 26,000 options were outstanding under this plan.  Effective January 1, 2009, the Company’s Board of Directors suspended the grant of options under the Director’s Plan.

The following table sets forth certain information regarding the Company’s stock option plans as of and for the six months ended June 30, 2009.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(a)
Outstanding at January 1, 2009	53,638	$15.20
Exercised (b)	(27,638)	$5.50
Outstanding at June 30, 2009	26,000	$25.52	4.7	$51,620

Vested at June 30, 2009	26,000	$25.52	4.7	$51,620
Exercisable at June 30, 2009	26,000	$25.52	4.7	$51,620

(a) Based on closing price at June 30, 2009 of $18.87 per share.
(b) Cash received for options exercised totaled $152,000.

The following table summarizes information with respect to options outstanding at June 30, 2009, all of which are currently exercisable.

	Outstanding and Exercisable Options
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Life in
	Shares	Price	Years
Range of exercise prices:
$10.00 - $19.74	8,000	$ 12.42	2.4
$22.90 - $41.74	18,000	$ 31.34	5.7
	26,000	$ 25.52	4.7

The following table presents certain information regarding stock-based compensation amounts for the six months ended June 30, 2009 and 2008.

	Six Months Ended
	June 30,
	2009	2008
	(In thousands, except per share)
Weighted average grant date fair value of options granted per share	$-	$23.06
Intrinsic value of options exercised	$542	$20,344

Stock-based employee compensation expense	$-	$92
Tax benefit	-	(32)
Net stock-based employee compensation expense	$-	$60

Non-Equity Award Plans
The Compensation Committee of the Board of Directors has adopted an after-payout (“APO”) incentive plan for officers, key employees and consultants who promote the Company’s drilling and acquisition programs.  The Compensation Committee’s objective in adopting this plan is to further align the interests of the participants with those of the Company by granting the participants an APO interest in the production developed, directly or indirectly, by the participants.  The plan generally provides for the creation of a series of partnerships or participation arrangements, which are treated as partnerships for tax purposes, (“APO Partnerships”) between the Company and the participants to which the Company contributes a portion of its economic interest in wells drilled or acquired within certain areas.  Generally, the Company pays all costs to acquire, drill and produce applicable wells and receives all revenues until it has recovered all of its costs, plus interest (“payout”).  At payout, the participants receive 99% to 100% of all subsequent revenues and pay 99% to 100% of all subsequent expenses attributable to the APO Partnerships.  Between 5% and 7.5% of the Company’s economic interests in specified wells drilled or acquired by the Company subsequent to October 2002 are subject to the APO incentive plan.  The Company records its allocable share of the assets, liabilities, revenues, expenses and oil and gas reserves of these APO Partnerships in its consolidated financial statements.

The Compensation Committee has also authorized the formation of the APO Reward Plan which offers eligible  officers, key employees and consultants the opportunity to receive bonus payments that are based on certain profits derived from a portion of the Company’s working interest in specified areas where the Company is conducting drilling and production enhancement operations.  The wells subject to an APO Reward Plan are not included in the APO Incentive Plan.  Likewise, wells included in the APO Incentive Plan are not included in the APO Reward Plan.  Although conceptually similar to the APO Incentive Plan, the APO Reward Plan is a compensatory bonus plan pursuant to which the Company pays participants a bonus equal to a portion of APO cash flows received by the Company from its working interest in wells in a specified area.  Unlike the APO Incentive Plan, however, participants in the APO Reward Plan are not immediately vested in all future amounts payable under the Plan.  In May 2008, the Company granted awards under the APO Reward Plan in three specified areas, each of which established a quarterly bonus amount equal to 7% of the APO cash flow from wells drilled or recompleted in the respective areas after the effective date set forth in each plan, which dates range from January 1, 2007 to May 5, 2008.  Under these three awards, 100% of the quarterly bonus amount is payable on a current basis to the participants, and the full vesting date for future amounts payable under the plan is May 5, 2013.

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

The Company recognizes compensation expense related to APO Partnerships based on the estimated fair value of the economic interests conveyed to the participants.  Estimated compensation expense applicable to the APO Reward Plan and SWR Reward Plan is recognized over the five-year vesting period.  The Company recorded compensation expense of $2 million for the six months ended June 30, 2009 and $1.9 million for the six months ended June 30, 2008 in connection with all non-equity award plans.

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

The following summarizes information concerning the Company’s net positions in open commodity derivatives applicable to periods subsequent to June 30, 2009.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps:
	Gas		Oil
	MMBtu (a)	Price	Bbls	Price
Production Period:
3rd Quarter 2009	1,450,000	$5.47	440,000	$48.13
4th Quarter 2009	1,850,000	$5.47	400,000	$46.15
2010	7,540,000	$6.80	327,000	$53.30
2011	6,420,000	$7.07	-	$-
	17,260,000		1,167,000

(a) One MMBtu equals one Mcf at a Btu factor of 1,000.

Accounting For Derivatives
The Company accounts for its derivatives in accordance with SFAS 133.  The Company did not designate any of its currently open commodity derivatives as cash flow hedges; therefore, all changes in the fair value of these contracts prior to maturity, plus any realized gains or losses at maturity, are recorded as other income (expense) in the Company’s statements of operations.  The Company reports its fair value of derivatives as either a net current asset or liability or a net non-current asset or liability in its consolidated balance sheets.  Cash flow is only impacted to the extent the actual derivative contract is settled by making or receiving a payment to or from the counterparty.  For the six months ended June 30, 2009, the Company reported a $19.3 million net loss on derivatives, consisting of a $18.9 million loss related to changes in mark-to-market valuations and a $353,000 realized loss for settled contracts.  For the six months ended June 30, 2008, the Company reported a $194.7 million net loss on derivatives, consisting of a $145.6 million loss related to changes in mark-to-market valuations and a $49.1 million realized loss on settled contracts.

Effect of Derivative Instruments on the Consolidated Balance Sheets

	Liability Derivatives

	Balance Sheet	June 30, 2009
	Location	Fair Value
		(In thousands)
Derivatives not designated as
hedging instruments under	Current liabilities -
SFAS 133:	Fair value of derivatives	$17,626
Commodity contracts	Non-current liabilities -
	Fair value of derivatives	1,281
Total		$18,907

Gross to Net Presentation Reconciliation of Derivative Assets and Liabilities

	June 30, 2009
	Assets	Liabilities
	(In thousands)
Fair value of derivatives – gross presentation	$16,052	$34,959
Effects of netting arrangements	(16,052)	(16,052)
Fair value of derivatives – net presentation	$-	$18,907

All of the Company’s derivatives are with JPMorgan Chase Bank, N.A., which has a credit rating of AA- as determined by a nationally recognized statistical ratings organization.  The Company has elected to net the outstanding positions with this counterparty between current and noncurrent assets or liabilities.

Effect of Derivative Instruments on the Consolidated Statements of Operations

Amount of Gain or (Loss) Recognized in Earnings
Six Months Ended
	Location of Gain or (Loss)	June 30,
	Recognized in Earnings	2009	2008
(In thousands)
Derivatives not designated as
hedging instruments under
SFAS 133:
Commodity contracts	Other income (expense) -
	Loss on derivatives	$ (19,260)	$ (194,696)
Total		$ (19,260)	$ (194,696)

8.	Financial Instruments

Cash and cash equivalents, receivables, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments.  Indebtedness under the Company’s secured bank credit facility was estimated to have a fair value approximating the carrying amount since the interest rate is generally market sensitive.  The estimated fair value of the Company’s Senior Notes at June 30, 2009 and December 31, 2008 was approximately $163.1 million and $126 million respectively, based on market quotes.

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

The estimated fair values of assets and liabilities included in the accompanying consolidated balance sheet at June 30, 2009 are summarized below.  At December 31, 2008, the Company had closed all of its then existing commodity and interest derivatives.

Assets and liabilities measured at fair value on a recurring basis follow:

Fair Value Measurements
June 30, 2009
Significant
Other
Observable
Inputs
Description	(Level 2)
(In thousands)
Liabilities:
Fair value of commodity derivatives	$ 18,907
Total liabilities	$ 18,907

Assets measured at fair value on a nonrecurring basis and the related losses recorded for the six months ended June 30, 2009 are as follows:

	Fair Value Measurements
	June 30, 2009
	Significant
	Other	Significant
	Observable	Unobservable
	Inputs	Inputs	Total
Description	(Level 2)	(Level 3)	Losses
	(In thousands)
Assets:
Inventory	$13,541	$-	$3,390
Assets held for sale(a)	-	18,750	32,068
Long-lived assets held and used	14,819	-	12,015
Total assets	$28,360	$18,750	$47,473

(a) For information about Level 3 inputs, see Note 11.

9.	Income Taxes

The Company’s effective federal and state income tax benefit rate for the six months ended June 30, 2009 of 36.6% differed from the statutory federal rate of 35% due primarily to increases related to the effects of the Texas Margin Tax and tax benefits derived from excess statutory depletion deductions, offset in part by certain non-deductible expenses.

The Company and its subsidiaries file federal income tax returns with the United States Internal Revenue Service (“IRS”) and state income tax returns in various state tax jurisdictions.  The Company’s tax returns for fiscal years after 2004 currently remain subject to examination by appropriate taxing authorities.  None of the Company’s income tax returns are under examination at this time.

Upon adoption of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” - “An Interpretation of FASB Statement No. 109” (“FIN 48”), the Company recorded a liability for taxes payable related to unrecognized tax benefits arising from uncertain tax positions taken by the Company in previous periods.  A reconciliation of the changes in this tax liability as of June 30, 2009 is as follows:

June 30,
2009
(In thousands)
Balance at beginning of period	$144
Reductions for tax positions of prior years	-
Balance at end of period	$144

No unrecognized tax benefits originated during the first six months of 2009.  All of the remaining unrecognized tax benefits at June 30, 2009 relate to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductions.  Because of the impact of deferred tax accounting, the disallowance of the shorter deduction period would not affect the annual effective tax rate but would only accelerate the payment of taxes to the taxing authority or change the amount of deferred tax assets related to net operating loss carryforwards.

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

10.	Investment in Desta Drilling

In April 2006, the Company formed a joint venture with Lariat to construct, own and operate 12 new drilling rigs.  The Company has historically referred to this joint venture as Larclay JV.  In June 2009, the Company changed the legal name of the operating entity in the joint venture to Desta Drilling, LP.  Desta Drilling, LP (formerly Larclay JV) is referred to in these notes to consolidated financial statements as “Desta Drilling”.  Until April 15, 2009, the Company and Lariat each owned a 50% equity interest in Desta Drilling.  Since inception of this joint venture, the Company has made advances structured as subordinated loans to Desta Drilling totaling $12.1 million, $4.6 million to finance excess construction costs and $7.5 million to finance the Company’s 50% share of working capital assessments made by Desta Drilling.  Lariat also advanced Desta Drilling $7.5 million for its 50% share of working capital assessments.  The Company is also a limited guarantor under the Desta Drilling term loan described in Note 4.

In connection with the formation of Desta Drilling, the Company entered into a three-year drilling contract with Desta Drilling assuring the availability of its drilling rigs for use in the ordinary course of the Company’s exploration and development drilling program throughout the term of the drilling contract.  The drilling contract, which is pledged as collateral to secure the Desta Drilling term loan, expires on the earlier of December 31, 2009 or the termination and liquidation of Desta Drilling.  The drilling contract provides for the Company to contract for each drilling rig on a well-by-well basis at then current market rates.  If a drilling rig is not needed by the Company at any time during the term of the contract, Desta Drilling may contract with other operators for the use of such drilling rig, subject to certain restrictions.  If a drilling rig is idle, the contract requires the Company to pay Desta Drilling an idle rig rate ranging from $8,100 per day to $10,300 per day (plus crew labor expenses, if applicable), depending on the size of the drilling rig.  At June 30, 2009, the Company’s maximum potential obligation to pay idle rig rates over the remaining term of the drilling contract, excluding any crew labor expenses, totals approximately $12.3 million.  The Company paid $15.4 million for idle rig fees during the six months ended June 30, 2009.

Effective April 15, 2009, the Company acquired the remaining 50% equity interest in Desta Drilling pursuant to an agreement with Lariat dated March 13, 2009 (the “Assignment”).  The Assignment from Lariat to the Company also included all of Lariat’s right, title and interest in the subordinated loans previously made by Lariat to Desta Drilling.  As consideration for the Assignment, the Company assumed all of the obligations and liabilities of Lariat relating to Desta Drilling from and after the effective date, including Lariat’s obligations as operator of Desta Drilling’s rigs.

Upon consummation of the Assignment, the Company contributed all of the subordinated loans to Desta Drilling’s capital.

Prior to the effective date of the Assignment, the Company met the definition of the primary beneficiary of Desta Drilling’s expected cash flows under FIN 46R.  Accordingly, the Company fully consolidated the accounts of Desta Drilling in its consolidated financial statements and accounted for the equity interest owned by Lariat as a noncontrolling interest.  Upon consummation of the Assignment, the Company accounted for the related transactions in accordance with SFAS 160 by recording a non-cash increase in additional paid-in capital of $14.8 million, consisting of the contribution to equity of $7.8 million of principal and accrued interest on subordinated loans obtained from Lariat and the conversion to equity of the $7 million cumulative balance in the noncontrolling interest account attributable to the equity interests acquired from Lariat.

11.	Impairment of Property and Equipment

Upon consummation of the Assignment discussed in Note 10, the Company adopted a plan of disposition whereby it would commit to sell eight of the 12 drilling rigs owned by Desta Drilling.  The plan of disposition meets the criteria under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (as amended)” (“SFAS 144”) for the designated assets to be classified as held for sale.  SFAS 144 requires the Company to value the designated assets at the lower of their carrying value or fair value, less cost to sell, as of the date the plan of disposition was adopted.  The Company estimates the fair value of the designated assets to be approximately $18.8 million.  As a result, the Company has reclassified the estimated fair value of the designated assets to “Assets Held for Sale” in its balance sheet, and has recorded a related charge for impairment of property and equipment of approximately $32.1 million in its statement of operations for the second quarter of 2009.  Under EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”, the Company has determined that this plan of disposition does not qualify for discontinued operations reporting.

To estimate the fair value of the drilling rigs and related equipment owned by Desta Drilling on the measurement date of April 15, 2009 in accordance with SFAS 157, the Company used a weighting of the market approach and the discounted cash flow approach.  Inputs used in the determination of discounted cash flow included estimated rig utilization rates, gross profits from drilling operations, future capital costs required for equipment replacements, useful lives for the equipment and discount rates.  The Company weighted the values obtained through the market approach by 67% and the values obtained through the discounted cash flow approach by 33% to give greater emphasis to the lack of demand for drilling equipment on the measurement date.

12.	Oil and Gas Properties

The following sets forth the capitalized costs for oil and gas properties as of June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008
	(In thousands)
Proved properties	$1,479,961	$1,435,718
Unproved properties	84,586	90,755
Total capitalized costs	1,564,547	1,526,473
Accumulated depreciation, depletion and amortization	(851,928)	(791,507)
Net capitalized costs	$712,619	$734,966

13.	Sales of Assets and Inventory Write-downs

The Company recorded a net loss of $3.2 million on sales of assets and inventory write-downs during the six months ended June 30, 2009 related primarily to the write-down of inventory to its estimated market value.

14.	Segment Information

In accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company has two reportable operating segments, which are oil and gas exploration and production and contract drilling services.

The following tables present selected financial information regarding the Company’s operating segments for the three-month and six-month periods ended June 30, 2009 and 2008.

For the Three Months Ended
June 30, 2009
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total

Revenues	$59,042	$8,327	$(6,866)	$60,503
Depreciation, depletion and amortization (a)	25,881	33,284	(911)	58,254
Other operating expenses (b)	40,417	1,197	(5,903)	35,711
Interest expense	5,388	348	-	5,736
Other (income) expense	20,944	-	-	20,944
Income (loss) before income taxes	(33,588)	(26,502)	(52)	(60,142)

Income tax (expense) benefit	12,669	9,274	-	21,943
Net income (loss)	(20,919)	(17,228)	(52)	(38,199)
Less income attributable to
noncontrolling interest, net of tax	-	(409)	-	(409)

Net income (loss) attributable to
Clayton Williams Energy, Inc	$(20,919)	$(17,637)	$(52)	$(38,608)

Total assets	$816,564	$44,709	$-	$861,273
Additions to property and equipment	$20,358	$2,190	$-	$22,548

For the Six Months Ended
June 30, 2009
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total

Revenues	$111,604	$17,513	$(10,832)	$118,285
Depreciation, depletion and amortization (a)	60,872	36,022	(2,175)	94,719
Other operating expenses (b)	93,300	3,890	(8,542)	88,648
Interest expense	10,293	881	-	11,174
Other (income) expense	17,533	-	-	17,533
Income (loss) before income taxes	(70,394)	(23,280)	(115)	(93,789)

Income tax (expense) benefit	26,179	8,142	-	34,321
Net income (loss)	(44,215)	(15,138)	(115)	(59,468)
Less income attributable to
noncontrolling interest, net of tax	-	(1,455)	-	(1,455)

Net income (loss) attributable to
Clayton Williams Energy, Inc	$(44,215)	$(16,593)	$(115)	$(60,923)

Total assets	$816,564	$44,709	$-	$861,273
Additions to property and equipment	$55,047	$2,190	$-	$57,237

For the Three Months Ended
June 30, 2008
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total

Revenues	$178,076	$16,874	$(3,682)	$191,268
Depreciation, depletion and amortization (a)	22,860	2,623	(509)	24,974
Other operating expenses (b)	37,235	12,753	(2,695)	47,293
Interest expense	5,136	941	-	6,077
Other (income) expense	145,573	-	-	145,573
Income (loss) before income taxes	(32,728)	557	(478)	(32,649)

Income tax (expense) benefit	11,891	(249)	-	11,642
Net income (loss)	(20,837)	308	(478)	(21,007)
Less income attributable to
noncontrolling interest, net of tax	-	(164)	-	(164)

Net income (loss) attributable to
Clayton Williams Energy, Inc.	$(20,837)	$144	$(478)	$(21,171)

Total assets	$826,711	$95,304	$(9,574)	$912,441
Additions to property and equipment	$93,395	$608	$(478)	$93,525

For the Six Months Ended
June 30, 2008
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total

Revenues	$300,102	$34,037	$(6,013)	$328,126
Depreciation, depletion and amortization (a)	50,848	5,233	(834)	55,247
Other operating expenses (b)	68,050	25,761	(4,348)	89,463
Interest expense	11,488	2,035	-	13,523
Other (income) expense	191,027	-	-	191,027
Income (loss) before income taxes	(21,311)	1,008	(831)	(21,134)

Income tax (expense) benefit	7,927	(507)	-	7,420
Net income (loss)	(13,384)	501	(831)	(13,714)
Less income attributable to
noncontrolling interest, net of tax	-	(278)	-	(278)

Net income (loss) attributable to
Clayton Williams Energy, Inc.	$(13,384)	$223	$(831)	$(13,992)

Total assets	$826,711	$95,304	$(9,574)	$912,441
Additions to property and equipment	$148,826	$617	$(831)	$148,612

(a)  Includes impairment of property and equipment.
(b)  Includes the following expenses:  production, exploration, natural gas services, drilling rig services, accretion of abandonment obligations, general and administrative and loss on sales of property and equipment.

15.	Guarantor Financial Information

In July 2005, Clayton Williams Energy, Inc. (“Issuer”) issued $225 million of Senior Notes (see Note 4).  Other than West Coast Energy Properties GP, LLC (“WCEP LLC”), the general partner of West Coast Energy Properties, L.P., an affiliated limited partnership, and Desta Drilling (formerly Larclay JV, see Note 10), all of the Issuer’s wholly-owned and active subsidiaries (“Guarantor Subsidiaries”) have jointly and severally, irrevocably and unconditionally guaranteed the performance and payment when due of all obligations under the Senior Notes.  Desta Drilling and WCEP LLC have not guaranteed the Senior Notes and are referred to in this Note 15 as Non-Guarantor Entities.

The financial information which follows sets forth the Company’s condensed consolidating financial statements as of and for the periods indicated.

Condensed Consolidating Balance Sheet
June 30, 2009
(Unaudited)			Non-
(Dollars in thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated

Current assets	$207,538	$211,306	$28,695	$(328,421)	$119,118
Property and equipment, net	382,490	328,380	23,784	-	734,654
Investments in subsidiaries	72,082	-	-	(72,082)	-
Other assets	7,004	381	168	(52)	7,501
Total assets	$669,114	$540,067	$52,647	$(400,555)	$861,273

Current liabilities	$152,771	$267,670	$20,559	$(328,422)	$112,578
Non-current liabilities:
Long-term debt	344,300	-	11,250	-	355,550
Fair value of derivatives	1,281	-	-	-	1,281
Other	62,366	60,629	126	-	123,121
	407,947	60,629	11,376	-	479,952

Equity	108,396	211,768	20,712	(72,133)	268,743
Total liabilities and
equity	$669,114	$540,067	$52,647	$(400,555)	$861,273

Condensed Consolidating Balance Sheet
December 31, 2008
(Dollars in thousands)			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated

Current assets	$178,349	$173,636	$15,749	$(242,250)	$125,484
Property and equipment, net	388,189	345,327	76,512	-	810,028
Investments in subsidiaries	72,082	-	-	(72,082)	-
Other assets	19,629	372	211	(12,315)	7,897
Total assets	$658,249	$519,335	$92,472	$(326,647)	$943,409

Current liabilities	$83,288	$253,627	$28,212	$(242,250)	$122,877
Non-current liabilities:
Long-term debt	319,100	-	40,225	(12,100)	347,225
Other	95,619	57,301	114	(3)	153,031
	414,719	57,301	40,339	(12,103)	500,256

Equity	160,242	208,407	23,921	(72,294)	320,276
Total liabilities and
equity	$658,249	$519,335	$92,472	$(326,647)	$943,409

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2009
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Total revenue	$34,094	$25,054	$8,473	$(7,118)	$60,503
Costs and expenses	46,624	19,532	34,876	(7,067)	93,965
Operating income (loss)	(12,530)	5,522	(26,403)	(51)	(33,462)
Other income (expense)	(27,770)	1,400	(310)	-	(26,680)
Income tax (expense) benefit	21,943	-	-	-	21,943
Noncontrolling interest,
net of tax	(409)	-	-	-	(409)

Net income (loss)	$(18,766)	$6,922	$(26,713)	$(51)	$(38,608)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2009
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Total revenue	$67,633	$44,233	$17,779	$(11,360)	$118,285
Costs and expenses	110,443	43,642	40,527	(11,245)	183,367
Operating income (loss)	(42,810)	591	(22,748)	(115)	(65,082)
Other income (expense)	(30,669)	2,769	(807)	-	(28,707)
Income tax (expense) benefit	34,321	-	-	-	34,321
Noncontrolling interest,
net of tax	(1,455)	-	-	-	(1,455)

Net income (loss)	$(40,613)	$3,360	$(23,555)	$(115)	$(60,923)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2008
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Total revenue	$127,281	$51,269	$17,217	$(4,499)	$191,268
Costs and expenses	39,800	20,972	15,516	(4,021)	72,267
Operating income (loss)	87,481	30,297	1,701	(478)	119,001
Other income (expense)	(141,834)	(8,912)	(904)	-	(151,650)
Income tax benefit	11,642	-	-	-	11,642
Noncontrolling interest,
net of tax	(164)	-	-	-	(164)
Net income (loss)	$(42,875)	$21,385	$797	$(478)	$(21,171)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2008
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Total revenue	$207,513	$93,242	$34,580	$(7,209)	$328,126
Costs and expenses	79,671	40,100	31,317	(6,378)	144,710
Operating income (loss)	127,842	53,142	3,263	(831)	183,416
Other income (expense)	(190,103)	(12,490)	(1,957)	-	(204,550)
Income tax benefit	7,420	-	-	-	7,420
Noncontrolling interest,
net of tax	(278)	-	-	-	(278)
Net income (loss)	$(55,119)	$40,652	$1,306	$(831)	$(13,992)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2009
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Operating activities	$47,424	$(13,800)	$4,096	$2,150	$39,870
Investing activities	(106,413)	(2,357)	29,817	(2,150)	(81,103)
Financing activities	33,188	15,932	(33,143)	-	15,977
Net increase (decrease) in
cash and cash equivalents	(25,801)	(225)	770	-	(25,256)

Cash at the beginning of
the period	35,381	1,810	4,008	-	41,199

Cash at end of the period	$9,580	$1,585	$4,778	$-	$15,943

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2008
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Entities	Eliminations	Consolidated
Operating activities	$72,828	$72,085	$3,675	$833	$149,421
Investing activities	37,709	(46,480)	(839)	(833)	(10,443)
Financing activities	(103,553)	(25,166)	(5,111)	-	(133,830)
Net increase (decrease) in
cash and cash equivalents	6,984	439	(2,275)	-	5,148

Cash at the beginning of
the period	5,325	1,288	5,731	-	12,344

Cash at end of the period	$12,309	$1,727	$3,456	$-	$17,492

16.	Subsequent Events

    The Company has evaluated events and transactions that occurred after the balance sheet date of June 30, 2009 through August 10, 2009, the date the financial statements were available to be issued.  On August 10, 2009, Desta Drilling became a guarantor subsidiary by irrevocably and unconditionally guarantying the performance and payment when due of all obligations under the Senior Notes.

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

During the second half of 2008, global economies began to experience a significant slowdown sparked by a near-collapse in worldwide financial markets.  This slowdown continued to intensify into 2009 and is currently being viewed by many economists as the most severe recession in United States history, second only to the Great Depression.  The United States government has taken significant steps to support the financial markets and stimulate the economy in an effort to slow or reverse the downward spiral of economic indicators, but the success of these measures and the duration of the current recession cannot be predicted.

Reduced demand for energy caused by the current recession has resulted in a significant deterioration in oil and gas prices, which in turn has led to a significant reduction in drilling activity throughout the oil and gas industry.  The prices we pay for field services generally lag behind the declines in oil and gas prices.  As a result, we have experienced reductions in operating margins during the last half of 2008 and into the first six months of 2009.  The effects of lower operating margins on our business are significant since they reduce our cash flow from operations and diminish the present value of our oil and gas reserves.  These factors have an adverse effect on our ability to access the capital resources we need to grow our reserve base.  Lower operating margins also offer us less incentive to assume the drilling risks that are inherent in our business.

During the second quarter of 2009, operating margins improved somewhat due to a combination of higher oil prices and lower rates for field services caused by decreased demand for those services.  Since most of our developmental drilling locations are oil-prone, we have elected to resume drilling developmental oil wells in the Permian Basin and the Austin Chalk (Trend) during the last half of 2009.  As a result, we now plan to spend approximately $113.8 million on exploration and development activities in fiscal 2009, an increase of $35.3 million over our previous estimate.  By comparison, we spent $372.7 million in fiscal 2008 on exploration and development activities.

We continue to monitor the impact of the recession on our business, including the extent to which changes in commodity prices could affect our financial liquidity.  While we believe we are taking appropriate actions to preserve our short-term liquidity, a prolonged recession of this magnitude could negatively impact our long-term liquidity, financial position and results of operations.

Key Factors to Consider

The following summarizes the key factors considered by management in the review of our financial condition and operating performance for the second quarter of 2009 and the outlook for the remainder of 2009.

•	Our oil and gas sales for the second quarter decreased $77.1 million, or 57%, from 2008 due substantially to decreases in prices for both oil and gas.

•
Our oil and gas production for the second quarter of 2009 was 2% lower on a barrel of oil equivalent (“BOE”) basis than in the comparable period in 2008.  Our oil production was 2% higher than the second quarter of 2008, while gas production dropped 8% compared to the 2008 period.

•
Effective April 15, 2009, we acquired the remaining 50% equity ownership in the contract drilling joint venture we formed in 2006 with Lariat Services, Inc. (“Lariat”).  We have historically referred to this joint venture as Larclay JV.  In June 2009, we changed the legal name of the operating entity in the joint venture to Desta Drilling, LP.  Desta Drilling, LP is referred to in this Form 10-Q as “Desta Drilling”.

•
Concurrent with obtaining 100% control of Desta Drilling, we adopted a plan of disposition to sell eight of Desta Drilling’s 12 drilling rigs.  As a result, we recorded a $32.1 million impairment of property and equipment to write-down the rigs to their estimated fair value of $18.8 million and designated the rigs as “Assets Held for Sale” in the accompanying consolidated balance sheet.

•
We recorded a $21.8 million net loss on derivatives in the second quarter of 2009, consisting of a $20.3 million loss for changes in mark-to-market valuations and a $1.5 million realized loss on settled contracts.  Since we do not presently designate our derivatives as cash flow hedges under applicable accounting standards, we recognize the full effect of changing prices on mark-to-market valuations as a current charge or credit to our results of operations.

•
During the second quarter of 2009, we increased borrowings under our revolving credit facility by $25.2 million from $94.1 million at December 31, 2008 to $119.3 million at June 30, 2009 in order to partially finance additions to property and equipment.

•
At June 30, 2009, our capitalized unproved oil and gas properties totaled $84.6 million, of which approximately $37.4 million was attributable to unproved acreage.  Therefore, our results of operations in future periods may be adversely affected by abandonments and impairments related to unproved oil and gas properties.

Recent Exploration and Development Activities

Overview
The current economic recession has caused us to significantly reduce the level of developmental drilling pending an improvement in product prices and operating margins.  Approximately 70% of the $58.1 million spent on exploration and development activities during the first half of 2009 was applicable to exploratory prospects.  These prospects were primarily in areas where we have invested significant capital in acreage and seismic data, or were prospects for which we had made drilling commitments to joint owners in the wells.  Due to recent improvements in operating margins attributable to higher oil prices and lower costs for field services, we have elected to resume drilling developmental oil wells in the Permian Basin and the Austin Chalk (Trend) during the last half of 2009.  As a result, we now plan to spend approximately $113.8 million on exploration and development activities during 2009, of which approximately 54% is expected to be spent on developmental drilling.  We may increase or decrease our planned activities, depending upon drilling results, operating margins, the availability of capital resources, and other factors affecting the economic viability of such activities.

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

We spent $14.3 million in the Permian Basin during the first half of 2009 on drilling and completion activities and $400,000 was spent on seismic and leasing activities.  We drilled 9 gross (8.8 net) operated wells in the Permian Basin and conducted various remedial operations on other wells in 2009.  In response to recent improvements in operating margins, we have begun a drilling program in Andrews County targeting the Wolfcamp/Spraberry formations and currently have two of our drilling rigs employed in this program with plans to add one additional rig before year-end.  We currently plan to spend approximately $44 million on drilling and completion activities in the Permian Basin in fiscal 2009.

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

We spent $200,000 in the Austin Chalk (Trend) area during the first half of 2009.  In response to recent improvements in operating margins, we have resumed our in-fill drilling program in the Austin Chalk (Trend) and currently have one of our drilling rigs employed in this program with plans to add one additional rig before year-end.  We currently plan to spend approximately $14.8 million on drilling and completion activities in the Austin Chalk (Trend) in fiscal 2009.

South Louisiana
We participated in the drilling of the State Lease 18669 #1, an exploratory well in Plaquemines Parish (West Lake Washington prospect) in 2008.  The well was completed as a producer in June 2009.  We own a 50% non-operated working interest in this well.

We have abandoned the drilling of the Miami Corp #1, an exploratory well in Bayou Sale field on our Liger prospect in St. Mary Parish, due to down hole mechanical problems.  We have moved the drilling rig approximately 20 feet north of the current location and are drilling the Miami Corp #2 as a replacement well.  We have modified the drilling plan to address the problems encountered in the first well, and will target the same formation in the lower Miocene sands at an approximate depth of 17,500 feet.  We will own a 50% working interest in any production established by this well.  At June 30, 2009, we had incurred drilling costs aggregating $15.5 million in connection with these wells.

We spent $20.2 million in South Louisiana during the first half of 2009 on exploration and development activities, of which $18.4 million was spent on drilling and completion activities and $1.8 million was spent on seismic and leasing activities.  We currently plan to spend $24.4 million for fiscal 2009, of which $21.7 million relates to drilling and completion activities and the remaining $2.7 million relates to seismic and leasing activities.

North Louisiana
In 2005, we began a drilling program in North Louisiana targeting the Cotton Valley/Gray and Bossier formations.  In this area, the Cotton Valley/Gray formations are encountered at depths ranging from 8,000 to 12,000 feet, and the Bossier formation is encountered at depths ranging from 11,000 to 15,500 feet.

To date, we have drilled 18 wells on our Terryville prospect and have completed 16 as producers.  On our Ruston prospect, we have completed four wells as producers.  We spent $3.2 million in North Louisiana during the first half of 2009 on exploration and development activities, of which $2.9 million was spent on drilling and completion activities and $300,000 was spent on seismic and leasing activities.  We currently plan to spend $4.6 million for fiscal 2009 in this area.

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

We have drilled the Sunny Unit #1, a 17,300-foot exploratory well in Burleson County, Texas to the deep Bossier formation, and have completed the well in the middle Bossier sands.  The well was recently tested at a rate of 5,400 Mcf per day at 5,500 psi on a 13/64-inch choke, but due to the absence of a suitable gas market in the area, the well is currently shut-in while we determine which, if any, of the various marketing alternatives are economically viable.  At June 30, 2009, we had incurred drilling costs of approximately $18.4 million on this well (100% working interest).

We spent $15 million in the East Texas Bossier area during the first half of 2009 on exploration and development activities, of which $7 million was spent on drilling and completion activities and $8 million was spent on seismic and leasing activities.  We currently plan to spend approximately $18.7 million for fiscal 2009, of which $7.9 million relates to drilling and completion activities and the remaining $10.8 million relates to seismic and leasing activities.

Utah
In 2008, we participated in the drilling of the Ron Lamb 31A-4-1, a 12,670-foot exploratory well in which we own a 33% non-operated working interest. The well was drilled in the central Overthrust area in Sanpete County, Utah targeting the oil-prone Navajo sandstone formation. We temporarily abandoned this well in the first quarter of 2009 and recorded a pre-tax charge of approximately $1.6 million for drilling and leasehold impairments related to this well in the first six months of 2009. Plans to participate in the drilling of a third exploratory well in this area have been deferred until 2010.

Supplemental Information

The following unaudited information is intended to supplement the consolidated financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Three Months Ended
	June 30,
	2009	2008
Oil and Gas Production Data:
Gas (MMcf)	3,856	4,177
Oil (MBbls)	716	703
Natural gas liquids (MBbls)	59	41
Total (MBOE)	1,418	1,440

Average Realized Prices (a):
Gas ($/Mcf)	$3.84	$11.07
Oil ($/Bbl)	$56.55	$121.51
Natural gas liquids ($/Bbl)	$24.53	$63.63

Gain (Loss) on Settled Derivative Contracts (a):
($ in thousands, except per unit)
Gas: Net realized gain (loss)	$3,088	$(10,287)
Per unit produced ($/Mcf)	$.80	$(2.46)
Oil: Net realized loss	$(4,572)	$(23,348)
Per unit produced ($/Bbl)	$(6.39)	$(33.21)

Average Daily Production:
Gas (Mcf):
Permian Basin	15,432	14,284
North Louisiana	11,445	15,233
South Louisiana	7,699	7,347
Austin Chalk (Trend)	2,412	2,133
Cotton Valley Reef Complex	3,781	6,277
Other	1,605	627
Total	42,374	45,901

Oil (Bbls):
Permian Basin	4,058	3,568
North Louisiana	273	386
South Louisiana	701	105
Austin Chalk (Trend)	2,742	3,575
Other	94	91
Total	7,868	7,725

Natural Gas Liquids (Bbls):
Permian Basin	248	153
North Louisiana	37	5
South Louisiana	60	41
Austin Chalk (Trend)	290	241
Other	13	11
Total	648	451

(Continued)

	Three Months Ended
	June 30,
	2009	2008
Exploration Costs (in thousands):
Abandonment and impairment costs:
North Louisiana	$848	$1,865
South Louisiana	85	-
Permian Basin	309	-
East Texas Bossier	1,917	-
Utah	558	-
Other	788	68
Total	4,505	1,933

Seismic and other	1,388	1,562
Total exploration costs	$5,893	$3,495

Depreciation, Depletion and Amortization (in thousands):
Oil and gas depletion	$25,671	$22,598
Contract drilling depreciation	305	2,115
Other depreciation	210	261
Total DD&A	$26,186	$24,974

Oil and Gas Costs ($/BOE Produced):
Production costs	$12.90	$15.23
Oil and gas depletion	$18.10	$15.69

Net Wells Drilled (b):
Exploratory Wells	1.2	1.0
Developmental Wells	5.9	22.7

	Six Months Ended
	June 30,
	2009	2008
Oil and Gas Production Data:
Gas (MMcf)	8,469	9,725
Oil (MBbls)	1,467	1,387
Natural gas liquids (MBbls)	112	99
Total (MBOE)	2,991	3,107

Average Realized Prices (a):
Gas ($/Mcf)	$4.25	$9.81
Oil ($/Bbl)	$46.55	$109.05
Natural gas liquids ($/Bbl)	$23.78	$58.47

Gain (Losses) on Settled Derivative Contracts (a):
($ in thousands, except per unit)
Gas: Net realized gain (loss)	$4,486	$(11,171)
Per unit produced ($/Mcf)	$.53	$(1.15)
Oil: Net realized loss	$(4,839)	$(36,254)
Per unit produced ($/Bbl)	$(3.30)	$(26.14)

(Continued)

	Six Months Ended
	June 30,
	2009	2008
Average Daily Production:
Natural Gas (Mcf):
Permian Basin	15,553	14,665
North Louisiana	12,989	14,611
South Louisiana	10,132	15,405
Austin Chalk (Trend)	2,718	2,333
Cotton Valley Reef Complex	4,026	5,857
Other	1,372	563
Total	46,790	53,434

Oil (Bbls):
Permian Basin	4,256	3,532
North Louisiana	271	365
South Louisiana	548	545
Austin Chalk (Trend)	2,942	3,104
Other	88	75
Total	8,105	7,621

Natural Gas Liquids (Bbls):
Permian Basin	238	185
North Louisiana	19	3
South Louisiana	52	89
Austin Chalk (Trend)	299	258
Other	11	9
Total	619	544

Exploration Costs (in thousands):
Abandonment and impairment costs:
Permian Basin	$764	$-
North Louisiana	1,108	2,162
South Louisiana	813	-
East Texas Bossier	10,784	-
Utah	2,332	-
Other	1,116	68
Total	16,917	2,230
Seismic and other	5,658	5,237
Total exploration costs	$22,575	$7,467

Depreciation, Depletion and Amortization (in thousands):
Oil and gas depletion	$60,433	$50,339
Contract drilling depreciation	1,779	4,400
Other depreciation	439	508
Total DD&A	$62,651	$55,247

Oil and Gas Costs ($/BOE Produced):
Production costs	$12.49	$13.68
Oil and gas depletion	$20.20	$16.20

Net Wells Drilled (b):
Exploratory Wells	1.4	2.7
Developmental Wells	11.9	35.7

(a) No derivatives were designated as cash flow hedges in 2009 or 2008. All gains or losses on settled derivatives were included in other income (expense) - gain (loss) on derivatives.
(b) Excludes wells being drilled or completed at the end of each period.

Operating Results – Three-Month Periods

The following discussion compares our results for the three months ended June 30, 2009 to the comparative period in 2008.  Unless otherwise indicated, references to 2009 and 2008 within this section refer to the respective quarterly period.

Oil and gas operating results

Oil and gas sales in 2009 decreased $77.1 million, or 57%, from 2008.  Price variances accounted for substantially all of this decrease.  Production in 2009 (on a BOE basis) was 2% lower than 2008, despite significant additions from our developmental drilling programs.  Oil production increased 2% in 2009 from 2008 and gas production decreased 8% in 2009 from 2008.  In 2009, our realized oil price was 53% lower than 2008, while our realized gas price was 65% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, decreased 17% in 2009 as compared to 2008 due primarily to effects lower commodity prices had on production taxes and the overall reduction in oilfield service costs.  After giving effect to a 2% decrease in oil and gas production on a BOE basis, production costs per BOE decreased 15% from $15.23 per BOE in 2008 to $12.90 per BOE in 2009.

Oil and gas depletion expense increased $3.1 million from 2008 to 2009, of which rate variances accounted for a $3.4 million increase and production variances accounted for a $300,000 decrease.  On a BOE basis, depletion expense increased 15% from $15.69 per BOE in 2008 to $18.10 per BOE in 2009 due to a combination of higher depletable costs and lower estimated reserve quantities in 2009 compared to the 2008 period.  Depletion expense per BOE of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration and development activities result in higher finding costs.

Exploration costs

Since we follow the successful efforts method of accounting, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2009, we charged to expense $5.9 million of exploration costs, as compared to $3.5 million in 2008.

At June 30, 2009, our capitalized unproved oil and gas properties totaled $84.6 million, of which approximately $37.4 million was attributable to unproved acreage.  Therefore, our results of operations in future periods may be adversely affected by abandonments and impairments related to unproved oil and gas properties.

We plan to spend approximately $113.8 million on exploration and development activities in fiscal 2009, of which approximately 46% is expected to be allocated to exploration activities.  Since exploratory drilling involves a high degree of risk, it is likely that a significant portion of the costs we incur in 2009 will be charged to exploration costs.  However, we cannot predict our success rates and, accordingly, cannot predict our exploration costs related to abandonment and impairment costs.

Contract Drilling Services

In 2006, we formed a joint venture with Lariat Services, Inc. (“Lariat”) to construct, own, and operate 12 new drilling rigs.  Until April 15, 2009, we owned a 50% equity interest in this joint venture that we have historically referred to as Larclay JV and which we now refer to as Desta Drilling.  As primary beneficiary of Desta Drilling’s expected cash flows under FIN 46R, we fully consolidated the accounts of Desta Drilling in our financial statements and accounted for the equity interest owned by Lariat as a noncontrolling interest.  Effective April 15, 2009, we acquired the remaining 50% equity interest in Desta Drilling.

We utilize drilling rigs owned by Desta Drilling to drill wells in our exploration and development activities.  In 2006 we entered into a three-year drilling contract with Desta Drilling under which we contract for each drilling rig on a well-by-well basis at then current market rates.  If a drilling rig is not needed by us at any time during the term of the contract, which expires December 31, 2009, we are obligated to pay Desta Drilling an idle rig rate ranging from $8,100 per day to $10,300 per day (plus crew labor expenses, if applicable), depending on the size of the drilling rig, for each rig that is not being utilized.  In 2009, we paid Desta Drilling $97,000 for drilling services and $8.2 million for idle rig charges as compared to $7.9 million and $427,000, respectively, in 2008.

All intercompany transactions are eliminated in consolidation to the extent of our equity ownership in Desta Drilling.  Accordingly, consolidated contract drilling revenues and contract drilling services costs may vary significantly based on our equity ownership and the percentage of revenues derived from CWEI.  Contract drilling revenues in 2009, after eliminations, decreased 88% to $1.5 million from $12.7 million in 2008 due to a combination of reduced drilling activity and an increase in the percentage of revenues derived from CWEI.  For the same reasons, contract drilling services costs in 2009, after eliminations, decreased 71% to $2.9 million from $9.9 million in 2008.

In April 2009, we adopted a plan of disposition to sell eight of the 12 drilling rigs owned by Desta Drilling.  As a result, we recorded a $32.1 million impairment of property and equipment to write-down the rigs to their estimated fair value of $18.8 million and designated the rigs as “Assets Held for Sale” in the accompanying consolidated balance sheet.

General and Administrative

General and administrative (“G&A”) expenses decreased 21% from $7.9 million in 2008 to $6.3 million in 2009.  Excluding employee compensation related to non-equity incentive plans, G&A expenses decreased from $6.4 million in 2008 to $5 million in 2009 due in part to a one-time charge in 2008 for cash bonuses paid to employees relating to the sale of certain properties in South Louisiana and a decrease in professional fees.  Employee compensation expense related to non-equity incentive plans was $1.3 million in 2009 compared to $1.5 million in 2008.

Interest expense

Interest expense decreased 6% from $6.1 million in 2008 to $5.7 million in 2009 primarily due to lower interest rates and lower average levels of debt.  The average daily principal balance outstanding under our revolving credit facility for 2009 was $116.5 million compared to $94.1 million for 2008.  Increases on our revolving credit facility accounted for a $236,000 increase in interest expense, while lower interest rates resulted in a decrease of approximately $527,000.  In addition, capitalized interest for 2009 was $144,000 compared to $907,000 in 2008, and interest expense associated with Desta Drilling’s term loan during 2009 was $303,000 compared to $941,000 in 2008.

Gain/loss on derivatives

We did not designate any derivative contracts in 2009 or 2008 as cash flow hedges; therefore all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  For the three months ended June 30, 2009, we reported a $21.8 million net loss on derivatives, consisting of a $20.3 million non-cash loss to mark our derivative positions to their fair value at June 30, 2009 and a $1.5 million realized loss on settled contracts.  For the three months ended June 30, 2008, we reported a $148.6 million net loss on derivatives, consisting of a $113.6 million non-cash loss to mark our derivative positions to their fair value at June 30, 2008 and a $35 million realized loss on settled contracts.  Because oil and gas prices are volatile, and because we do not account for our derivatives as cash flow hedges, the effect of mark-to-market valuations on our gain/loss on derivatives can cause significant volatility in our results of operations.

Gain/loss on sales of assets and inventory write-downs

We recorded a net gain of $84,000 on sales of assets and inventory write-downs for the second quarter of 2009 related to the sale of a property offset by the write-down of inventory to its estimated market value at June 30, 2009.  In 2008, we recorded a net gain of $40.4 million on sales of property and equipment, which included a $33.1 million gain on the sale of properties in South Louisiana and $5.7 million of gains on the sales of two drilling rigs and a surplus well servicing unit.

Income tax expense

Our estimated effective income tax benefit rate in 2009 of 36.5% differed from the statutory federal rate of 35% due primarily to increases related to the effects of the Texas Margin Tax and tax benefits derived from excess statutory depletion deductions, offset in part by the effects of certain non-deductible expenses.

Operating Results – Six-Month Periods

The following discussion compares our results for the six months ended June 30, 2009 to the comparative period in 2008.  Unless otherwise indicated, references to 2009 and 2008 within this section refer to the respective six-month period.

Oil and gas operating results

Oil and gas sales in 2009 decreased $145.2 million, or 57%, from 2008.  Price variances accounted for a $144 million decrease, and production variances accounted for a $1.2 million decrease.  Production in 2009 (on a BOE basis) was 4% lower than 2008.  Oil production increased 6% and gas production decreased 13% in 2009 from 2008.  In 2009, our realized oil price and our realized gas price were both 57% lower than 2008.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, decreased 12% in 2009 as compared to 2008 due primarily to the effects lower commodity prices had on production taxes.  After giving effect to a 4% decrease in oil and gas production on a BOE basis, production costs per BOE decreased 9% from $13.68 per BOE in 2008 to $12.49 per BOE in 2009.

Oil and gas depletion expense increased $10.1 million from 2008 to 2009, of which rate variances accounted for a $12 million increase and production variances accounted for a $1.9 million decrease.  On a BOE basis, depletion expense increased 25% from $16.20 per BOE in 2008 to $20.20 per BOE in 2009 due to a combination of higher depletable cost basis and higher depletion rates caused by lower estimated reserves.  Depletion expense per BOE of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration and development activities result in higher finding costs.

Exploration costs

Since we follow the successful efforts method of accounting, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2009, we charged to expense $22.6 million of exploration costs, as compared to $7.5 million in 2008.

At June 30, 2009, our capitalized unproved oil and gas properties totaled $84.6 million, of which approximately $37.4 million was attributable to unproved acreage.  Unproved properties are subject to a valuation impairment to the extent the carrying cost of a prospect exceeds its estimated fair value.  Therefore, our results of operations in future periods may be adversely affected by unproved property impairments.

We plan to spend approximately $113.8 million on exploration and development activities in 2009, of which approximately 46% is expected to be allocated to exploration activities.  Since exploratory drilling involves a high degree of risk, it is likely that a significant portion of the costs we incur in 2009 will be charged to exploration costs. However, we cannot predict our success rates and, accordingly, cannot predict our exploration costs related to abandonment and impairment costs.

Contract Drilling Services

In 2006, we formed a joint venture with Lariat to construct, own, and operate 12 new drilling rigs.  Until April 15, 2009, we owned a 50% equity interest in this joint venture that we refer to as Desta Drilling (formerly Larclay JV).  As primary beneficiary of Desta Drilling’s expected cash flows under FIN 46R, we fully consolidated the accounts of Desta Drilling in our financial statements and accounted for the equity interest owned by Lariat as a noncontrolling interest.  Effective April 15, 2009, we acquired the remaining 50% equity interest in Desta Drilling.

We utilize drilling rigs owned by Desta Drilling to drill wells in our exploration and development activities.  In 2006 we entered into a three-year drilling contract with Desta Drilling under which we contract for each drilling rig on a well-by-well basis at then current market rates.  If a drilling rig is not needed by us at any time during the term of the contract, which expires December 31, 2009, we are obligated to pay Desta Drilling an idle rig rate ranging from $8,100 per day to $10,300 per day (plus crew labor expenses, if applicable), depending on the size of the drilling rig, for each rig that is not being utilized.  In 2009, we paid Desta Drilling $859,000 for drilling services and $15.4 million for idle rig charges as compared to $12.9 million and $427,000, respectively, in 2008.

All intercompany transactions are eliminated in consolidation to the extent of our equity ownership in Desta Drilling.  Accordingly, consolidated contract drilling revenues and contract drilling services costs may vary significantly based on our equity ownership and the percentage of revenues derived from CWEI.  Contract drilling revenues in 2009, after eliminations, decreased 76% to $6.7 million from $27.5 million in 2008 due to a combination of reduced drilling activity and an increase in the percentage of revenues derived from CWEI.  For the same reasons, contract drilling services costs in 2009, after eliminations, decreased 52% to $10 million from $21 million in 2008.

In April 2009, we adopted a plan of disposition to sell eight of the 12 drilling rigs owned by Desta Drilling.  As a result, we recorded a $32.1 million impairment of property and equipment to write-down the rigs to their estimated fair value of $18.8 million and designated the rigs as “Assets Held for Sale” in the accompanying consolidated balance sheet.

General and Administrative

G&A expenses decreased 5% from $11.4 million in 2008 to $10.8 million in 2009.  Excluding employee compensation related to non-equity incentive plans, G&A expenses decreased from $9.5 million in 2008 to $8.8 million in 2009 due in part to a one-time charge in 2008 for cash bonuses paid to employees relating to the sale of certain properties in South Louisiana and a decrease in professional fees.  Employee compensation expense related to non-equity incentive plans was $2 million in 2009 compared to $1.9 million in 2008.
Interest expense

Interest expense decreased 17% from $13.5 million in 2008 to $11.2 million in 2009 due to a combination of reduced debt levels and lower interest rates. Debt reductions accounted for $887,000 of the decrease, while lower interest rates resulted in a decrease of approximately $1.3 million.  The average daily principal balance outstanding under our revolving credit facility for 2009 was $106.2 million compared to $134.3 million for 2008.  During 2008, we received approximately $114 million from the sale of assets and used the net proceeds to reduce indebtedness outstanding under our revolving credit facility.  In addition, capitalized interest for 2009 was $465,000 compared to $1.7 million in 2008, and interest expense associated with Desta Drilling’s term loan during 2009 was $725,000 compared to $2 million in 2008.

Gain/loss on derivatives

We did not designate any derivative contracts in 2009 or 2008 as cash flow hedges; therefore all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  For the six months ended June 30, 2009, we reported a $19.3 million net loss on derivatives, consisting of a $18.9 million non-cash loss to mark our derivative positions to their fair value at June 30, 2009 and a $353,000 realized loss on settled contracts.  For the six months ended June 30, 2008, we reported a $194.7 million net loss on derivatives, consisting of a $145.6 million non-cash loss to mark our derivative positions to their fair value at June 30, 2008 and a $49.1 million realized loss on settled contracts.  Because oil and gas prices are volatile, and because we do not account for our derivatives as cash flow hedges, the effect of mark-to-market valuations on our gain/loss on derivatives can cause significant volatility in our results of operations.

Gain/loss on sales of assets and inventory write-downs

We recorded a net loss of $3.2 million on sales of assets and inventory write-downs for 2009 related primarily to the write-down of inventory to its estimated market value at June 30, 2009.  In 2008, we recorded a net gain on sales of property and equipment of $41 million, which included a $33.1 million gain on sales of properties in South Louisiana and $5.7 million of gains on the sales of two drilling rigs and a surplus well servicing unit.

Income tax expense

Our effective income tax benefit rate in 2009 of 36.6% differed from the statutory federal rate of 35% due primarily to increases related to the effects of the recently-enacted Texas Margin Tax and tax benefits derived from statutory depletion deductions, offset by the effects of certain non-deductible expenses.

Liquidity and Capital Resources

Overview

Our primary financial resource is our base of oil and gas reserves.  We pledge our producing oil and gas properties to a syndicate of banks led by JPMorgan Chase Bank, N.A. to secure our revolving credit facility.  The banks establish a borrowing base by making an estimate of the collateral value of our oil and gas properties.  We borrow funds on the revolving credit facility as needed to supplement our operating cash flow as a financing source for our capital expenditure program.  Our ability to fund our capital expenditure program is dependent upon the level of product prices and the success of our exploration program in replacing our existing oil and gas reserves.  If product prices decrease, our operating cash flow may decrease and the banks may require additional collateral or reduce our borrowing base, thus reducing funds available to fund our capital expenditure program.  However, the effects of product prices on cash flow can be mitigated through the use of commodity derivatives.

During the last half of 2008, the economic climate in the oil and gas industry experienced a rapid adverse change.  Oil and gas prices have fallen drastically, yet reductions in the cost of field services have lagged behind the decline in oil and gas prices.  As a result, we have experienced reductions in operating margins and have realized downward revisions in our proved reserves.  The effects of lower operating margins on our business are significant since they reduce our cash flow from operations and diminish the estimated present value of our oil and gas reserves.  These factors have an adverse affect on our ability to access the capital resources we need to grow our reserve base.  Downward revisions in estimated proved reserves can adversely affect the amount of funds we can borrow on the credit facility.  Lower operating margins also offer us less incentive to assume the drilling risks that are inherent in our business.  In response to decreases in product prices and the resulting effect on our operating margins, we have reduced our level of capital spending for 2009 as compared to 2008.  Currently, we plan to spend approximately $113.8 million on exploration and development activities in fiscal 2009 as compared to $372.7 million spent in fiscal 2008.

The Indenture governing the issuance of our 7¾% Senior Notes due 2013 contains covenants that restrict our ability to borrow money.  Based on current product prices, we do not expect these covenants to significantly limit our ability to borrow under the revolving credit facility.  However, these covenants could limit our ability to borrow funds in future periods if product prices deteriorate further and remain low for an extended period of time.

We are monitoring the impact of the recession on our business, including the extent to which lower commodity prices could affect our financial liquidity.  While we believe we are taking appropriate actions to preserve our short-term liquidity, a prolonged recession of this magnitude could negatively impact our long-term liquidity, financial position and results of operations.

Capital expenditures

We incurred expenditures for exploration and development activities of $58.1 million during the first six months of 2009 and have increased our estimates for planned expenditures for fiscal 2009 from $78.5 million to $113.8 million.  Most of the increase is attributable to additional planned developmental drilling in the Permian Basin and the Austin Chalk (Trend) as a result of recent improvements in operating margins for oil production.  The following table summarizes, by area, our actual expenditures for exploration and development activities for the first half of 2009 and our planned expenditures for the year ending December 31, 2009.

	Actual	Planned
	Expenditures	Expenditures	Year 2009
	Six Months Ended	Year Ending	Percentage
	June 30, 2009	December 31, 2009	of Total
	(In thousands)
Permian Basin	$14,700	$44,000	39%
South Louisiana	20,200	24,400	21%
East Texas Bossier	15,000	18,700	16%
Austin Chalk (Trend)	200	14,800	13%
Utah/California	4,100	6,700	6%
North Louisiana	3,200	4,600	4%
Other	700	600	1%
	$58,100	$113,800	100%

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

Approximately 46% of the 2009 planned expenditures relate to exploratory prospects.  Exploratory prospects involve a higher degree of risk than developmental prospects.  To offset the higher risk, we generally strive to achieve a higher reserve potential and rate of return on investments in exploratory prospects.  We do not attempt to forecast our success rate on exploratory drilling.  Accordingly, these current estimates do not include costs we may incur to complete any future successful exploratory wells and construct the required production facilities for these wells.  We are also actively searching for other opportunities to increase our oil and gas reserves, including the evaluation of new prospects for exploratory and developmental drilling activities and potential acquisitions of proved oil and gas properties.  We cannot predict our drilling success on exploratory prospects, and our future results of operations and financial condition could be adversely affected by unsuccessful exploratory drilling results.

Our expenditures for exploration and development activities for the six months ended June 30, 2009 totaled $58.1 million, of which approximately 70% was on exploratory prospects. We financed these expenditures with cash flow from operating activities and advances under the revolving credit facility.  Based on preliminary estimates, our internal cash flow forecasts indicate that the amount of funds available to us under our revolving credit facility, when combined with our anticipated operating cash flow, will be sufficient to finance our exploration and development activities and provide us with adequate liquidity through 2010.  Although we believe the assumptions and estimates made in our forecasts are reasonable, these forecasts are inherently uncertain and the borrowing base may be less than expected, cash flow may be less than expected, or capital expenditures may be more than expected.  In the event we lack adequate liquidity to finance our expenditures through 2010, we will consider options for obtaining alternative capital resources, including the sale of assets.

During 2009, we increased our inventory of tubing, casing, pumping units and other equipment to be used in our on-going exploration and development activities by $12.3 million.  In addition, we have placed firm orders for similar equipment inventory totaling approximately $26 million, which is currently expected to be filled during the third quarter of 2009.  We plan to use cash flow from operating activities and funds available to us under the revolving credit facility to finance the purchase of this equipment.

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

Cash flow provided by operating activities for the six months ended June 30, 2009 decreased $109.6 million, or 73.3%, as compared to the corresponding period in 2008 due primarily to a 57% drop in oil and gas sales caused by lower commodity prices.  The decrease was offset in part by an approximate $4 million increase in operating cash flow attributable to Desta Drilling.  All of Desta Drilling’s cash flow is dedicated to the repayment of its term loan facility.

Credit facility

We have a revolving credit facility with a syndicate of banks led by JPMorgan Chase Bank, N.A.  We have historically relied on the revolving credit facility for both our short-term liquidity (working capital) and our long-term financial needs.  The funds available to us at any time under the revolving credit facility are limited to the amount of the borrowing base determined by the banks.  As long as we have sufficient availability under the revolving credit facility to meet our obligations as they become due, we believe that we will have sufficient liquidity and will be able to fund any short-term working capital deficit.

The banks redetermine the borrowing base under the revolving credit facility on a semi-annual basis, in May and November.  In addition, we or the banks may request an unscheduled borrowing base redetermination at other times during the year.  If at any time, the borrowing base is less than the amount of outstanding credit exposure under the revolving credit facility, we will be required to (1) pledge additional collateral, (2) prepay the principal amount of the loans in an amount sufficient to eliminate the excess or (3) prepay the excess in six equal monthly installments.  On May 20, 2009, the borrowing was affirmed at $250 million.  The next scheduled redetermination is in November 2009.

The revolving credit facility is collateralized by substantially all of our assets, including at least 80% of the adjusted engineered value (as defined in the revolving credit facility) of our oil and gas interests evaluated in determining the borrowing base for the revolving credit facility.  The obligations under the revolving credit facility are guaranteed by each of our material domestic subsidiaries, excluding Desta Drilling.

At our election, interest under the revolving credit facility is determined by reference to (1) LIBOR plus an applicable margin between 2% and 3% per annum or (2) the greatest of (A) the prime rate, (B) the federal funds rate plus .5% or (C) one-month LIBOR plus 1% plus, in any of (A), (B) or (C), an applicable margin between 1.125% and 2.125% per annum.  We also pay a commitment fee on the unused portion of the revolving credit facility equal to .5%.  Interest and fees are payable quarterly, except that interest on LIBOR-based traunches are due at maturity of each traunche but no less frequently than quarterly.  The effective annual interest rate on borrowings under the revolving credit facility, excluding bank fees and amortization of debt issue costs, for the six months ended June 30, 2009 was 2.4%.

The revolving credit facility contains various covenants and restrictive provisions which may, among other things, limit our ability to sell assets, incur additional indebtedness, make investments or loans and create liens.  One such covenant requires that we maintain a ratio of consolidated current assets to consolidated current liabilities (the “Consolidated Current Ratio”) of at least 1 to 1.  In computing the Consolidated Current Ratio at any balance sheet date, we must (1) include the amount of funds available under this facility as a current asset, (2) exclude current assets and liabilities related to the fair value of derivatives, (3) exclude current maturities of loans under the revolving credit facility, if any, and (4) exclude current assets and liabilities attributable to vendor financing transactions, if any.

Working capital computed for loan compliance purposes differs from our working capital in accordance with generally accepted accounting principles (“GAAP”).  Since compliance with financial covenants is a material requirement under the credit facilities, we consider the loan compliance working capital to be useful as a measure of our liquidity because it includes the funds available to us under the revolving credit facility and is not affected by the volatility in working capital caused by changes in fair value of derivatives.  Our GAAP reported working capital increased from $2.6 million at December 31, 2008 to $6.5 million at June 30, 2009.  After giving effect to the adjustments, our working capital computed for loan compliance purposes was $147.1 million at June 30, 2009, as compared to $170.9 million at December 31, 2008.  The following table reconciles our GAAP working capital to the working capital computed for loan compliance purposes at June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008
	(In thousands)
Working capital per GAAP	$6,540	$2,607
Add funds available under the revolving credit facility	129,896	155,096
Exclude fair value of derivatives classified as current assets or current liabilities	17,626	-
Exclude current assets and current liabilities of Desta Drilling	(6,950)	13,205
Working capital per loan covenant	$147,112	$170,908

The revolving credit facility also prohibits the ratio of our consolidated funded indebtedness to consolidated EBITDAX (the “Leverage Ratio”) (determined as of the end of each fiscal quarter for the then most-recently ended four fiscal quarters) from being greater than (1) 3.5 to 1 for any fiscal quarter ending on or prior to December 31, 2010, (2) 3.25 to 1 for any fiscal quarter ending on or after March 31, 2011 through December 31, 2011 and (3) 3 to 1 for any fiscal quarter thereafter.

We were in compliance with all financial and non-financial covenants at June 30, 2009.  However, our increased leverage and reduced liquidity may result in our failing to comply with one or more of these covenants in the future.  If we fail to meet any of these loan covenants, we would ask the banks to waive compliance, amend the loan agreement to allow us to become compliant or grant us sufficient time to obtain additional capital resources through alternative means.  If a suitable arrangement could not be reached with the banks, the banks could accelerate the indebtedness and seek to foreclose on the pledged assets.

We are permitted to make a one-time investment in Desta Drilling (the “Investment”) for the purpose of repaying amounts outstanding under the Desta Drilling term loan, provided that concurrently with such Investment, among other things (1) Desta Drilling grants a security interest in substantially all of its assets to the collateral agent under the revolving credit facility and (2) we pledge our equity interests in Desta Drilling to the administrative agent under the revolving credit facility.  If we make the Investment, Desta Drilling will become a subsidiary for all purposes under the revolving credit facility and therefore covenants under the revolving credit facility applicable to our subsidiaries will be applicable to Desta Drilling.

The lending group under the revolving credit facility includes the following institutions:  JPMorgan Chase Bank, N.A., Union Bank of California, N.A., Bank of Scotland, BNP Paribas, Fortis Capital Corp., Guaranty Bank, Natixis, Bank of Texas, N.A., and Frost Bank.

From time to time, we engage in other transactions with lenders under the revolving credit facility.  Such lenders or their affiliates may serve as counterparties to our commodity and interest rate derivative agreements. As of June 30, 2009, JPMorgan Chase Bank, N.A. was the only counterparty to our commodity derivative agreements.  Our obligations under existing derivative agreements with our lenders are secured by the security documents executed by the parties under the revolving credit facility.

During the first six months in 2009, we increased indebtedness outstanding under the revolving credit facility by $25.2 million.  At June 30, 2009, we had $119.3 million of borrowings outstanding under the revolving credit facility, leaving $129.9 million available on the facility after allowing for outstanding letters of credit totaling $804,000.  At August 4, 2009, we had $141.2 million of borrowings under the revolving credit facility, leaving $108 million available on the facility.  The revolving credit facility matures in May 2012.

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

The Indenture governing the Senior Notes contains covenants that restrict the ability of us and our subsidiaries to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant provides that we may only incur indebtedness if the ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) exceeds 2.5 to 1 for the four most recently completed fiscal quarters.  However, this restriction does not prevent us from borrowing funds under the revolving credit facility provided that our outstanding balance on the facility does not exceed the greater of $150 million and 30% of Adjusted Consolidated Net Tangible Assets (as defined in the Indenture).  These covenants are subject to a number of important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at June 30, 2009.

Desta Drilling Term Loan

In April 2006, Desta Drilling (formerly Larclay JV) obtained a $75 million secured term loan facility from a lender to finance the construction and equipping of 12 new drilling rigs.  The Desta Drilling term loan is secured by substantially all of Desta Drilling’s assets.  As additional credit support, we granted the lender a limited guaranty in the original amount of $19.5 million.  The maximum obligation under the guaranty reduces by 10% on April 1 of each year, beginning April 1, 2008.  At June 30, 2009, our maximum obligation under the guaranty was approximately $15.8 million.  Although we are not obligated under the Desta Drilling term loan except to the extent of the guaranty, we fully consolidate the accounts of Desta Drilling.

The Desta Drilling term loan bears interest at a floating rate based on a LIBOR average, plus 3.25%, and provides for monthly principal and interest payments sufficient to retire the principal balance by 35% in the first year, 25% in each of the next two years, and 15% in the fourth year.  The term loan prohibits Desta Drilling from making any cash distributions to us until the balance on the term loan is fully repaid.  The outstanding balance on the Desta Drilling term loan at June 30, 2009 was $30 million.

We have made advances structured as subordinated loans to Desta Drilling totaling $12.1 million, $4.6 million to finance excess construction costs and $7.5 million to finance our 50% share of working capital assessments made by Desta Drilling.  Lariat also advanced Desta Drilling $7.5 million for its 50% share of working capital assessments.

In connection with the formation of Desta Drilling, we entered into a three-year drilling contract with Desta Drilling assuring the availability of its drilling rigs for use in the ordinary course of our exploration and development drilling program throughout the term of the drilling contract.  The drilling contract, which is pledged as collateral to secure the Desta Drilling term loan, expires on the earlier of December 31, 2009 or the termination and liquidation of Desta Drilling.  The drilling contract provides that we contract for each drilling rig on a well-by-well basis at then current market rates.  If a drilling rig is not needed by us at any time during the term of the contract, Desta Drilling may contract with other operators for the use of such drilling rig, subject to certain restrictions.  If a drilling rig is idle, the contract requires us to pay Desta Drilling an idle rig rate ranging from $8,100 per day to $10,300 per day (plus crew labor expenses, if applicable), depending on the size of the drilling rig.

During most of 2008, the drilling rigs owned by Desta Drilling were being utilized primarily by Lariat and us in our respective drilling programs.  The material deterioration in oil and gas prices, which began in the second half of 2008 and continued into 2009, resulted in a significant reduction in drilling activity throughout the oil and gas industry.  As a result, all of Desta Drilling’s rigs were idle during most of the second quarter of 2009.  However, in response to recent improvements in operating margins for oil production, we have resumed drilling developmental oil wells in the Permian Basin and the Austin Chalk (Trend) and are currently utilizing three of Desta Drilling’s rigs.  Our maximum remaining obligation for idle rig charges under the drilling contract at June 30, 2009 is $12.3 million.  We believe that the payments we will make to Desta Drilling for the remainder of 2009, either through idle rig charges or contract drilling services, will provide Desta Drilling with adequate cash flow to meet its debt service obligations under the term loan through 2009.  If most of its drilling rigs remain idle beyond 2009, and Desta Drilling is not able to meet its debt service obligations under the term loan, we may be required under the guaranty to make debt service payments on the term loan on behalf of Desta Drilling in an aggregate amount up to the maximum obligation under the guaranty, which is currently $15.8 million.

Effective April 15, 2009, we acquired the remaining 50% equity interest in Desta Drilling pursuant to an agreement with Lariat dated March 13, 2009 (the “Assignment”).  As a result of the transactions contemplated by the Assignment, we now own 100% of Desta Drilling.  In connection with the Assignment, we assumed all of the obligations and liabilities of Lariat relating to Desta Drilling from and after the effective date, including Lariat’s obligations as operator of the drilling rigs owned by Desta Drilling.  The assignment from Lariat includes all of Lariat’s right, title and interest in the subordinated loans previously advanced by Lariat to Desta Drilling.

Immediately upon consummation of the Assignment, we contributed all of the subordinated notes issued by Desta Drilling in the aggregate principal amount of $19.6 million and all accrued and unpaid interest on the notes to the capital of Desta Drilling, and we adopted a plan of disposition whereby Desta Drilling would commit to sell eight of its 12 drilling rigs.  The plan of disposition meets the criteria under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (as amended)” (“SFAS 144”) for the designated assets to be classified as held for sale.  SFAS 144 requires us to value the designated assets at the lower of their carrying value or fair value, less cost to sell, as of the date the plan of disposition was adopted.  We estimate the fair value of the designated assets to be approximately $18.8 million.  As a result, we reclassified the estimated fair value of the designated assets to “Assets Held for Sale” in our consolidated balance sheet and recorded a related charge for impairment of property and equipment of $32.1 million in our consolidated statement of operations for the second quarter of 2009.

Alternative capital resources

Although our base of oil and gas reserves, as collateral for our revolving credit facility, has historically been our primary capital resource, we have in the past, and we believe we could in the future, use alternative capital resources, such as asset sales, vendor financing arrangements, and/or public or private issuances of common stock.  We could also issue senior or subordinated debt or preferred stock in a public or a private placement if we choose to raise capital through either of these markets.  While we believe we would be able to obtain funds through one or more of these alternatives, if needed, there can be no assurance that these capital resources would be available on terms acceptable to us.

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to June 30, 2009.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps:
	Gas		Oil
	MMBtu (a)	Price	Bbls	Price
Production Period:
3rd Quarter 2009	1,450,000	$5.47	440,000	$48.13
4th Quarter 2009	1,850,000	$5.47	400,000	$46.15
2010	7,540,000	$6.80	327,000	$53.30
2011	6,420,000	$7.07	-	$-
	17,260,000		1,167,000

(a) One MMBtu equals one Mcf at a Btu factor of 1,000.

In March 2009, we terminated certain fixed-priced oil swaps covering 332,000 barrels at a price of $57.35 from January 2010 through December 2010, resulting in an aggregate loss of approximately $1.3 million, which will be paid to the counterparty monthly as the applicable contracts are settled.

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of our commodity derivatives.  A $1 per barrel change in the price of oil and a $.50 per MMBtu change in the price of gas would change the fair value of our commodity derivatives by approximately $21.9 million.

Interest Rates

We are exposed to interest rate risk on our long-term debt with a variable interest rate.  At June 30, 2009, our fixed rate debt had a carrying value of $225 million and an approximate fair value of $163.1 million, based on current market quotes.  We estimate that the hypothetical change in the fair value of our long-term debt resulting from a 100-basis point change in interest rates would be approximately $5 million.  Based on our outstanding variable rate indebtedness at June 30, 2009 of $149.3 million, a change in interest rates of 100 basis points would affect annual interest payments by $1.5 million.

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

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A -              Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the U.S. Securities and Exchange Commission on March 16, 2009 and available at www.sec.gov.  Following are additional risk factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements.

Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.

The Proposed Fiscal Year 2010 Budget includes proposed legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to:  (1) the repeal of the percentage depletion allowance for oil and natural gas properties, (2) the elimination of current deductions for intangible drilling and development costs, (3) the elimination of the deduction for certain domestic production activities, and (4) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted or how soon any such changes could become effective.  The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our financial condition and results of operations.

The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the oil and natural gas we produce.

On June 26, 2009, the U.S. House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey cap-and-trade legislation” or ACESA.  The purpose of ACESA is to control and reduce emissions of “greenhouse gases,” or “GHGs,” in the United States.  GHGs are certain gases, including carbon dioxide and methane, that may be contributing to warming of the Earth’s atmosphere and other climatic changes.  ACESA would establish an economy-wide cap on emissions of GHGs in the United States and would require an overall reduction in GHG emissions of 17% (from 2005 levels) by 2020, and by over 80% by 2050.  Under ACESA, most sources of GHG emissions would be required to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs.  The number of emission allowances issued each year would decline as necessary to meet ACESA’s overall emission reduction goals.  As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly.  The net effect of ACESA will be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products, and natural gas.

The U.S. Senate has begun work on its own legislation for controlling and reducing emissions of GHGs in the United States.  If the Senate adopts GHG legislation that is different from ACESA, the Senate legislation would need to be reconciled with ACESA and both chambers would be required to approve identical legislation before it could become law.  President Obama has indicated that he is in support of the adoption of legislation to control and reduce emissions of GHGs through an emission allowance permitting system that results in fewer allowances being issued each year but that allows parties to buy, sell and trade allowances as needed to fulfill their GHG emission obligations.  Although it is not possible at this time to predict whether or when the Senate may act on climate change legislation or how any bill approved by the Senate would be reconciled with ACESA, any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would likely require us to incur increased operating costs, and could have an adverse effect on demand for the oil and natural gas we produce.

The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.

Congress is currently considering legislation to impose restrictions on certain transactions involving derivatives, which could affect the use of derivatives in hedging transactions. ACESA contains provisions that would prohibit private energy commodity derivative and hedging transactions.  ACESA would expand the power of the Commodity Futures Trading Commission, or CFTC, to regulate derivative transactions related to energy commodities, including oil and natural gas, and to mandate clearance of such derivative contracts through registered derivative clearing organizations.  Under ACESA, the CFTC’s expanded authority over energy derivatives would terminate upon the adoption of general legislation covering derivative regulatory reform. The Chairman of the CFTC has announced that the CFTC intends to conduct hearings to determine whether to set limits on trading and positions in commodities with finite supply, particularly energy commodities, such as crude oil, natural gas and other energy products.  The CFTC also is evaluating whether position limits should be applied consistently across all markets and participants.  In addition, the Treasury Department recently has indicated that it intends to propose legislation to subject all OTC derivative dealers and all other major OTC derivative market participants to substantial supervision and regulation, including by imposing conservative capital and margin requirements and strong business conduct standards.  Derivative contracts that are not cleared through central clearinghouses and exchanges may be subject to substantially higher capital and margin requirements.  Although it is not possible at this time to predict whether or when Congress may act on derivatives legislation or how any climate change bill approved by the Senate would be reconciled with ACESA, any laws or regulations that may be adopted that subject us to additional capital or margin requirements relating to, or to additional restrictions on, our trading and commodity positions could have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activity.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Congress is currently considering legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process.  Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production.  Sponsors of bills currently pending before the Senate and House of Representatives have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies.  The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater.  In addition, these bills, if adopted, could establish an additional level of regulation at the federal level that could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

Item 4 -                 Submission of Matters to a Vote of Security Holders

On May 6, 2009, we held our Annual Meeting of Stockholders to (a) elect two directors to the Board of Directors for a term of three years, and (b) advise on the selection of KPMG LLP as our independent auditors for 2009.  At such meeting Ted Gray, Jr. and Mel G. Riggs were elected as directors, and stockholders advised that KPMG LLP should be selected as our independent auditors for 2009.

The following is a summary of the votes cast at the Annual Meeting:

	Results of Voting	Votes For	Withheld
1.	Election of Directors
	Ted Gray, Jr.	8,520,791	2,931,567
	Mel G. Riggs	9,499,548	1,952,810

		Votes For	Against	Abstentions
2.	Advisory vote on the selection of KPMG LLP	11,420,759	28,575	3,024

Item 6 -                 Exhibits

Exhibits

**3.1	Second Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to our Form S-2 Registration Statement, Commission File No. 333-13441

**3.2	Certificate of Amendment of Second Restated Certificate of Incorporation of Clayton Williams Energy, Inc., filed as Exhibit 3.1 to our Form 10-Q for the period ended September 30, 2000††

**3.3	Corporate Bylaws of Clayton Williams Energy, Inc., as amended, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 14, 2008††

**4.1
Indenture, dated July 20, 2005, among Clayton Williams Energy, Inc., the Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on July 22, 2005††

**10.1	Sixth Amendment to Amended and Restated Credit Facility, dated May 20, 2009, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 17, 2009. ††

**10.2
Term Loan and Security Agreement, dated April 21, 2006, among Larclay, L.P., GE Business Financial Services, Inc. (successor to Merrill Lynch Capital), as Administrative Agent, and the Lenders named therein filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on April 17, 2009. ††

**10.3
Letter Agreement regarding Term Loan and Security Agreement, dated February 28, 2007, between Larclay, L.P. and GE Business Financial Services, Inc. (successor to Merrill Lynch Capital) filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on April 17, 2009. ††

**10.4	Seventh Amendment to Amended and Restated Credit Facility, dated May 20, 2009, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on May 26, 2009. ††

*31.1	Certification by the President and Chief Executive Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

*31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

***32.1	Certifications by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*	Filed herewith
**	Incorporated by reference to the filing indicated
***	Furnished herewith
†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement
††	Filed under our Commission File No. 001-10924

CLAYTON WILLIAMS ENERGY, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CLAYTON WILLIAMS ENERGY, INC.

Date:	August 7, 2009	By:	/s/ L. Paul Latham
L. Paul Latham
Executive Vice President and Chief
Operating Officer

Date:	August 7, 2009	By:	/s/ Mel G. Riggs
Mel G. Riggs
Senior Vice President and Chief Financial
Officer