Form 10-Q
period 2010-03-31
CLAYTON WILLIAMS ENERGY INC /DE
filed 2010-05-07
CIK 880115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

There were 12,145,536 shares of Common Stock, $.10 par value, of the registrant outstanding as of May 7, 2010.

CLAYTON WILLIAMS ENERGY, INC.

PART I.  FINANCIAL INFORMATION

Item 1 -                 Financial Statements

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS
	March 31,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$14,949	$14,013
Accounts receivable:
Oil and gas sales	31,736	28,721
Joint interest and other, net	5,397	6,669
Affiliates	349	624
Inventory	39,972	43,068
Deferred income taxes	915	1,362
Fair value of derivatives	16,245	-
Assets held for sale	7,411	7,411
Prepaids and other	5,766	1,729
	122,740	103,597
PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	1,631,207	1,579,664
Natural gas gathering and processing systems	17,891	17,816
Contract drilling equipment	44,186	41,533
Other	17,703	16,550
	1,710,987	1,655,563
Less accumulated depreciation, depletion and amortization	(1,012,613)	(985,517)
Property and equipment, net	698,374	670,046

OTHER ASSETS
Debt issue costs, net	4,539	4,874
Fair value of derivatives	8,049	4,427
Other	1,774	1,660
	14,362	10,961
	$835,476	$784,604

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY
	March 31,	December 31,
	2010	2009
	(Unaudited)
CURRENT LIABILITIES
Accounts payable:
Trade	$38,047	$47,211
Oil and gas sales	16,281	18,063
Affiliates	1,377	1,097
Fair value of derivatives	14,915	5,907
Accrued liabilities and other	9,649	11,995
	80,269	84,273
NON-CURRENT LIABILITIES
Long-term debt	421,000	395,000
Deferred income taxes	62,797	54,065
Fair value of derivatives	2,257	-
Other	40,203	38,991
	526,257	488,056
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share, authorized – 3,000,000
shares; none issued	-	-
Common stock, par value $.10 per share, authorized – 30,000,000 shares; issued and outstanding – 12,145,536 shares in 2010
and 2009	1,215	1,215
Additional paid-in capital	152,051	152,051
Retained earnings	75,684	59,009
	228,950	212,275
	$835,476	$784,604

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share)

	Three Months Ended
	March 31,
	2010	2009
REVENUES
Oil and gas sales	$79,042	$50,796
Natural gas services	503	1,584
Drilling rig services	-	5,219
Gain on sales of assets	286	183
Total revenues	79,831	57,782

COSTS AND EXPENSES
Production	20,927	19,063
Exploration:
Abandonments and impairments	2,878	12,412
Seismic and other	1,660	4,270
Natural gas services	348	1,411
Drilling rig services	662	7,086
Depreciation, depletion and amortization	25,612	36,465
Accretion of abandonment obligations	647	718
General and administrative	6,224	4,528
Loss on sales of assets and impairment of inventory	-	3,449
Total costs and expenses	58,958	89,402

Operating income (loss)	20,873	(31,620)

OTHER INCOME (EXPENSE)
Interest expense	(6,109)	(5,438)
Gain on derivatives	10,301	2,510
Other	828	901
Total other income (expense)	5,020	(2,027)

Income (loss) before income taxes	25,893	(33,647)
Income tax (expense) benefit	(9,218)	12,378
NET INCOME (LOSS)	16,675	(21,269)

Less income attributable to noncontrolling interest, net of tax	-	(1,046)

NET INCOME (LOSS) attributable to Clayton Williams Energy, Inc.	$16,675	$(22,315)

Net income (loss) per common share attributable to
Clayton Williams Energy, Inc. stockholders:
Basic	$1.37	$(1.84)
Diluted	$1.37	$(1.84)

Weighted average common shares outstanding:
Basic	12,146	12,122
Diluted	12,146	12,122

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional
	No. of	Par	Paid-In	Retained
	Shares	Value	Capital	Earnings
BALANCE,
December 31, 2009	12,146	$1,215	$152,051	$59,009
Net income	-	-	-	16,675
BALANCE,
March 31, 2010	12,146	$1,215	$152,051	$75,684

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$16,675	$(21,269)
Adjustments to reconcile net income (loss) to cash
provided by operating activities:
Depreciation, depletion and amortization	25,612	36,465
Exploration costs	2,878	12,412
(Gain) loss on sales of assets and impairment of inventory, net	(286)	3,266
Deferred income tax expense (benefit)	9,218	(12,382)
Non-cash employee compensation	2,010	383
Unrealized gain on derivatives	(8,602)	(1,379)
Amortization of debt issue costs	335	308
Accretion of abandonment obligations	647	718

Changes in operating working capital:
Accounts receivable	(1,468)	10,104
Accounts payable	(8,989)	(13,407)
Other	(7,654)	(1,928)
Net cash provided by operating activities	30,376	13,291

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(58,276)	(42,626)
Proceeds from sales of assets	479	259
Change in equipment inventory	2,452	(6,017)
Other	(95)	(110)
Net cash used in investing activities	(55,440)	(48,494)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	26,000	14,400
Repayments of long-term debt of Desta Drilling	-	(4,687)
Proceeds from exercise of stock options	-	107
Net cash provided by financing activities	26,000	9,820

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	936	(25,383)

CASH AND CASH EQUIVALENTS
Beginning of period	14,013	41,199
End of period	$14,949	$15,816

SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$10,134	$9,565

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

In the opinion of management, our unaudited consolidated financial statements as of March 31, 2010 and for the interim periods ended March 31, 2010 and 2009 include all adjustments that are necessary for a fair presentation in accordance with GAAP.  These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2009.

Adopted Accounting Pronouncement
In June 2009, the FASB issued accounting guidance on the consolidation of variable interest entities (“VIEs”). This new guidance revises previous guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a VIE with a qualitative approach focused on identifying which enterprise has both the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity. In addition, this guidance requires reconsideration of whether an entity is a VIE when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and additional disclosures about an enterprise’s involvement in variable interest entities. This guidance is effective for fiscal years beginning after November 15, 2009. Our adoption of the new guidance during the first quarter of 2010 did not have a material effect on our consolidated financial statements.

3.	Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2010	2009
	(In thousands)
7¾% Senior Notes due 2013	$225,000	$225,000
Secured bank credit facility, due May 2012	196,000	170,000
	$421,000	$395,000

7¾% Senior Notes due 2013
In July 2005, we issued $225 million of aggregate principal amount of 7¾% Senior Notes due 2013 (“Senior Notes”).  The Senior Notes were issued at face value and bear interest at 7¾% per year, payable semi-annually on February 1 and August 1 of each year.

We may redeem some or all of the Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 103.875% for the twelve-month period beginning on August 1, 2009, 101.938% for the twelve-month period beginning on August 1, 2010, and 100% beginning on August 1, 2011 or for any period thereafter, in each case plus accrued and unpaid interest.

The Indenture governing the Senior Notes contains covenants that restrict our ability to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant provides that we may only incur indebtedness if the ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) exceeds 2.5 to 1 for the four most recently completed fiscal quarters.  However, this restriction does not prevent us from borrowing funds under the revolving credit facility provided that our outstanding balance on the facility does not exceed the greater of $150 million and 30% of Adjusted Consolidated Net Tangible Assets (as defined in the Indenture).  These covenants are subject to a number of important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at March 31, 2010.

Secured Bank Credit Facility
We have a revolving credit facility with a syndicate of banks based on a borrowing base determined by the banks.  The borrowing base, which is based, in part, on the discounted present value of future net revenues from oil and gas production, is redetermined by the banks semi-annually in May and November.  We or the banks may also request an unscheduled borrowing base redetermination at other times during the year.  If, at any time, the borrowing base is less than the amount of outstanding credit exposure under the revolving credit facility, we will be required to (1) pledge additional collateral, (2) prepay the principal amount of the loans in an amount sufficient to eliminate the excess, or (3) prepay the excess in six equal monthly installments.  At March 31, 2010, the borrowing base was $250 million.  After allowing for outstanding letters of credit totaling $804,000, we had $53.2 million available under the credit facility at March 31, 2010.  In April 2010, the borrowing base was increased by the banks from $250 million to $300 million.

The revolving credit facility is collateralized by substantially all of our assets, including at least 80% of the adjusted engineered value (as defined in the revolving credit facility) of our oil and gas interests evaluated in determining the borrowing base.  The obligations under the revolving credit facility are guaranteed by each of CWEI’s material domestic subsidiaries.

At our election, interest under the revolving credit facility is determined by reference to (1) LIBOR plus an applicable margin between 2% and 3% per annum or (2) the greatest of (A) the prime rate, (B) the federal funds rate plus .5% or (C) one-month LIBOR plus 1% plus, in any of (A), (B) or (C), an applicable margin between 1.125% and 2.125% per annum.  We also pay a commitment fee on the unused portion of the revolving credit facility equal to .5%.  Interest and fees are payable quarterly, except that interest on LIBOR-based tranches are due at maturity of each tranche but no less frequently than quarterly.  The effective annual interest rate on borrowings under the revolving credit facility, excluding bank fees and amortization of debt issue costs, for the three months ended March 31, 2010 was 3.1%.

The revolving credit facility contains financial covenants that are computed quarterly.  One financial covenant requires us to maintain a ratio of current assets to current liabilities of at least 1 to 1.  Another financial covenant prohibits the ratio of our consolidated funded indebtedness to consolidated EBITDAX (determined as of the end of each fiscal quarter for the then most-recently ended four fiscal quarters) from being greater than 3.5 to 1 for any fiscal quarter ending on or prior to December 31, 2010, 3.25 to 1 for any fiscal quarter ending on or after March 31, 2011 through December 31, 2011, and 3 to 1 for any fiscal quarter thereafter.  The computations of current assets, current liabilities, EBITDAX and indebtedness are defined in the loan agreement.  We were in compliance with all financial and non-financial covenants at March 31, 2010.

4.	Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	March 31,	December 31,
	2010	2009
	(In thousands)
Abandonment obligations	$39,532	$38,412
Other	671	579
	$40,203	$38,991

Changes in abandonment obligations for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Beginning of period	$38,412	$31,737
Additional abandonment obligations from new properties	646	573
Sales or abandonments of properties	(173)	(18)
Accretion expense	647	718
End of period	$39,532	$33,010

5.	Compensation Plans

Stock-Based Compensation
We presently have options outstanding under a stock option plan covering 24,000 shares of common stock.  As of March 31, 2010, the options had a weighted average exercise price of $26.66 per share (ranging from $12.14 per share to $41.74 per share), a weighted average remaining contractual term of 4.3 years, and an aggregate intrinsic value of $223,950 (based on a market price at March 31, 2010 of $34.98 per share).  No options were granted during the three months ended March 31, 2010 or 2009, and options to purchase 19,394 shares of common stock were exercised during the three months ended March 31, 2009 (intrinsic value - $328,000).

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

We recognize compensation expense related to the APO Partnerships based on the estimated fair value of the economic interests conveyed to the participants.  Estimated compensation expense applicable to the APO Reward Plan and SWR Reward Plan is recognized over the vesting periods, which range from two years to five years.  We recorded compensation expense of $2 million for the three months ended March 31, 2010 and $317,000 for the three months ended March 31, 2009 in connection with all non-equity award plans.

6.	Derivatives

Commodity Derivatives
From time to time, we utilize commodity derivatives in the form of swap contracts to attempt to optimize the price received for our oil and gas production.  Under swap contracts, we receive a fixed price for the respective commodity and pay a floating market price as defined in each contract (generally NYMEX futures prices), resulting in a net amount due to or from the counterparty.  Commodity derivatives are settled monthly as the contract production periods mature.

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to March 31, 2010.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps:
	Oil		Gas
	Bbls	Price	MMBtu (a)	Price
Production Period:
2nd Quarter 2010	574,000	$76.60	1,830,000	$6.80
3rd Quarter 2010	522,000	$76.40	1,750,000	$6.80
4th Quarter 2010	480,000	$76.24	1,680,000	$6.80
2011	1,656,000	$84.38	6,420,000	$7.07
	3,232,000		11,680,000

(a) One MMBtu equals one Mcf at a Btu factor of 1,000.

In March 2009, we terminated certain fixed-priced oil swaps covering 242,000 barrels at a price of $57.35 from April 2010 through December 2010, resulting in an aggregate loss of approximately $980,000, which will be paid to the counterparty monthly as the applicable contracts are settled.

Accounting For Derivatives
We did not designate any of our currently open commodity derivatives as cash flow hedges; therefore, all changes in the fair value of these contracts prior to maturity, plus any realized gains or losses at maturity, are recorded as other income (expense) in our statements of operations.  We report our fair value of derivatives as either a net current asset or liability or a net non-current asset or liability in our consolidated balance sheets.  Cash flow is only impacted to the extent the actual derivative contract is settled by making or receiving a payment to or from the counterparty.  For the three months ended March 31, 2010, we reported a $10.3 million net gain on derivatives, consisting of an $8.6 million non-cash gain related to changes in mark-to-market valuations and a $1.7 million realized gain for settled contracts.  For the three months ended March 31, 2009, we reported a $2.5 million net gain on derivatives, consisting of a $1.4 million gain related to changes in mark-to-market valuations and a $1.1 million realized gain for settled contracts.

Effect of Derivative Instruments on the Consolidated Balance Sheets

	Fair Value of Derivative Instruments as of March 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives not designated as
hedging instruments:

Commodity derivatives	Fair value of derivatives:		Fair value of derivatives:
	Current	$16,245	Current	$14,915
	Non-current	8,049	Non-current	2,257
Total		$24,294		$17,172

	Fair Value of Derivative Instruments as of December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives not designated as
hedging instruments:

Commodity derivatives	Fair value of derivatives:		Fair value of derivatives:
	Current	$-	Current	$5,907
	Non-current	4,427	Non-current	-
Total		$4,427		$5,907

Gross to Net Presentation Reconciliation of Derivative Assets and Liabilities

	March 31, 2010
	Assets	Liabilities
	(In thousands)
Fair value of derivatives – gross presentation	$30,932	$23,810
Effects of netting arrangements	(6,638)	(6,638)
Fair value of derivatives – net presentation	$24,294	$17,172

	December 31, 2009
	Assets	Liabilities
	(In thousands)
Fair value of derivatives – gross presentation	$20,105	$21,585
Effects of netting arrangements	(15,678)	(15,678)
Fair value of derivatives – net presentation	$4,427	$5,907

All of our derivative contracts are with JPMorgan Chase Bank, N.A., which has a credit rating of AA- as determined by a nationally recognized statistical ratings organization.  We have elected to net the outstanding positions with this counterparty between current and noncurrent assets or liabilities.

Effect of Derivative Instruments on the Consolidated Statements of Operations

Amount of Gain or (Loss) Recognized in Earnings
Three Months Ended
	Location of Gain or (Loss)	March 31,
	Recognized in Earnings	2010	2009
(In thousands)
Derivatives not designated as
hedging instruments:

Commodity derivatives	Other income (expense) -
	Gain on derivatives	$ 10,301	$ 2,510
Total		$ 10,301	$ 2,510

7.	Financial Instruments

Cash and cash equivalents, receivables, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments.  Indebtedness under our secured bank credit facility was estimated to have a fair value approximating the carrying amount since the interest rate is generally market sensitive.  The estimated fair value of our Senior Notes at March 31, 2010 and December 31, 2009 was approximately $218 million and $198 million respectively, based on market valuations.

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

The only financial assets and liabilities measured on a recurring basis at March 31, 2010 and December 31, 2009 were commodity derivatives.  Information regarding these assets and liabilities is summarized below:

	March 31,	December 31,
	2010	2009
	Significant Other	Significant Other
	Observable Inputs	Observable Inputs
Description	(Level 2)	(Level 2)
	(In thousands)
Assets:
Fair value of commodity derivatives	$24,294	$4,427
Total assets	$24,294	$4,427

Liabilities:
Fair value of commodity derivatives	$17,172	$5,907
Total liabilities	$17,172	$5,907

8.	Income Taxes

Our effective federal and state income tax expense rate for the three months ended March 31, 2010 of 35.6% differed from the statutory federal rate of 35% due primarily to increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

We file federal income tax returns with the United States Internal Revenue Service (“IRS”) and state income tax returns in various state tax jurisdictions.  Our tax returns for fiscal years after 2005 currently remain subject to examination by appropriate taxing authorities.  None of our income tax returns are under examination at this time.

9.	Desta Drilling

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

In December 2009, we modified the prior plan of disposition established in April 2009.  Based on improved oil prices, we escalated our developmental drilling program and put six of the drilling rigs previously held for sale back to work and transferred their estimated fair value of $11.4 million to property and equipment.  Assets held for sale at March 31, 2010 and December 31, 2009 consist of the remaining two 2,000 horsepower drilling rigs at an estimated fair value of $7.4 million.

10.	Impairment of Property and Equipment

We impair our unproved oil and gas properties when we determine that a prospect’s carrying value exceeds its estimated fair value.  We categorize the measurement of fair value of these assets as Level 3 inputs.  Unproved properties are nonproducing and do not have estimable cash flow streams.  Therefore, we estimate the fair value of individually significant prospects by obtaining, when available, information about recent market transactions in the vicinity of the prospects and adjust the market data as needed to give consideration to location of the prospects to known fields and reservoirs, the extent of geological and geophysical data on the prospects, the remaining terms of leases holding the acreage in the prospects, recent drilling results in the vicinity of the prospects, and other risk-related factors such as drilling and completion costs, estimated product prices and other economic factors.  Individually insignificant prospects are grouped and impaired based on remaining lease terms and our historical experience with similar prospects.  We recorded provisions for impairment of unproved properties aggregating $2.6 million in 2010 and $10.9 million in 2009, respectively, and charged these impairments to exploration costs in the accompanying statements of operations.

11.	Oil and Gas Properties

The following sets forth the capitalized costs for oil and gas properties as of March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009
	(In thousands)
Proved properties	$1,588,538	$1,532,508
Unproved properties	42,669	47,156
Total capitalized costs	1,631,207	1,579,664
Accumulated depreciation, depletion and amortization	(969,635)	(945,047)
Net capitalized costs	$661,572	$634,617

12.	Sales of Assets and Impairments of Inventory

Net gains and losses on sales of assets and impairments of inventory for the three months ended March 31, 2010 and March 31, 2009 are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Gain on sales of assets	$286	$183

Loss on sales of assets and impairment
of inventory:
Loss on sales of assets	-	(183)
Impairment of inventory	-	(3,266)
	-	(3,449)

Net gain (loss)	$286	$(3,266)

We maintain an inventory of tubular goods and other well equipment for use in our exploration and development drilling activities.  Inventory is carried at the lower of average cost or estimated fair market value.  We categorize the measurement of fair value of inventory as Level 2 under applicable accounting standards.  To determine estimated fair value of inventory, we subscribe to market surveys and obtain quotes from equipment dealers for similar equipment.  We then correlate the data as needed to estimate the fair value of the specific items (or groups of similar items) in our inventory.  If the estimated fair values for those specific items (or groups of similar items) in our inventory are less than the related average cost, a provision for impairment is made.  In 2009, we recorded a $3.3 million non-cash impairment of inventory to reduce the carrying cost to its fair market value at March 31, 2009.

13.	Segment Information

We have two reportable operating segments, which are oil and gas exploration and production and contract drilling services.

The following tables present selected financial information regarding our operating segments for the three-month periods ended March 31, 2010 and 2009.

For the Three Months Ended
March 31, 2010
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total

Revenues	$79,831	$5,973	$(5,973)	$79,831
Depreciation, depletion and amortization (a)	24,760	2,338	(1,486)	25,612
Other operating expenses (b)	32,863	4,606	(4,123)	33,346
Interest expense	6,109	-	-	6,109
Other (income) expense	(11,129)	-	-	(11,129)
Income (loss) before income taxes	27,228	(971)	(364)	25,893

Income tax (expense) benefit	(9,558)	340	-	(9,218)

Net income (loss)	17,670	(631)	(364)	16,675

Net income (loss) attributable to
Clayton Williams Energy, Inc	$17,670	$(631)	$(364)	$16,675

Total assets	$798,012	$37,464	$-	$835,476
Additions to property and equipment	$55,094	$3,558	$-	$58,652

For the Three Months Ended
March 31, 2009
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total

Revenues	$52,562	$9,186	$(3,966)	$57,782
Depreciation, depletion and amortization (a)	34,991	2,738	(1,264)	36,465
Other operating expenses (b)	52,883	2,693	(2,639)	52,937
Interest expense	4,905	533	-	5,438
Other (income) expense	(3,411)	-	-	(3,411)
Income (loss) before income taxes	(36,806)	3,222	(63)	(33,647)

Income tax (expense) benefit	13,510	(1,132)	-	12,378
Net income (loss)	(23,296)	2,090	(63)	(21,269)
Less income attributable to
noncontrolling interest, net of tax	563	(1,609)	-	(1,046)

Net income (loss) attributable to
Clayton Williams Energy, Inc	$(22,733)	$481	$(63)	$(22,315)

Total assets	$820,547	$76,058	$(500)	$896,105
Additions to property and equipment	$34,689	$-	$-	$34,689

(a)    Includes impairment of property and equipment.
(b)   Includes the following expenses:  production, exploration, natural gas services, accretion of abandonment obligations, general and administrative and loss on sales of assets and impairment of inventory.

14.	Guarantor Financial Information

In July 2005, CWEI (“Issuer”) issued $225 million of Senior Notes (see Note 3).  All of the Issuer’s wholly-owned and active subsidiaries which have jointly and severally, irrevocably and unconditionally guaranteed the performance and payment when due of all obligations under the Senior Notes are referred to as “Guarantor Subsidiaries” in the following condensed consolidating financial statements.  Prior to August 2009, neither Desta Drilling nor WCEP, LLC, the general partner of West Coast Energy Properties, L.P., an affiliated limited partnership, were guarantors of the Senior Notes, but in August 2009, Desta Drilling became a guarantor of the Senior Notes.  As a result, we have reclassified the condensed consolidating financial statements prior to March 31, 2010 in this Note 14 to include the accounts of Desta Drilling in the Guarantor Subsidiaries column and to reflect only the accounts of WCEP, LLC in the Non-Guarantor Subsidiary column.

The financial information which follows sets forth our condensed consolidating financial statements as of and for the periods indicated.

Condensed Consolidating Balance Sheet
March 31, 2010
(Unaudited)			Non-
(Dollars in thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

Current assets	$217,230	$147,076	$1,000	$(242,566)	$122,740
Property and equipment, net	358,537	333,560	6,277	-	698,374
Investments in subsidiaries	111,683	-	-	(111,683)	-
Other assets	13,750	612	-	-	14,362
Total assets	$701,200	$481,248	$7,277	$(354,249)	$835,476

Current liabilities	$154,941	$167,777	$117	$(242,566)	$80,269
Non-current liabilities:
Long-term debt	421,000	-	-	-	421,000
Other	42,872	62,250	138	(3)	105,257
	463,872	62,250	138	(3)	526,257

Stockholders’ equity	82,387	251,221	7,022	(111,680)	228,950
Total liabilities and
stockholders’ equity	$701,200	$481,248	$7,277	$(354,249)	$835,476

Condensed Consolidating Balance Sheet
December 31, 2009
(Dollars in thousands)			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

Current assets	$205,950	$146,443	$920	$(249,716)	$103,597
Property and equipment, net	326,149	337,566	6,331	-	670,046
Investments in subsidiaries	112,018	-	-	(112,018)	-
Other assets	10,348	613	-	-	10,961
Total assets	$654,465	$484,622	$7,251	$(361,734)	$784,604

Current liabilities	$153,505	$180,357	$127	$(249,716)	$84,273
Non-current liabilities:
Long-term debt	395,000	-	-	-	395,000
Other	31,039	61,883	136	(2)	93,056
	426,039	61,883	136	(2)	488,056

Stockholders’ equity	74,921	242,382	6,988	(112,016)	212,275

Total liabilities and
stockholders' equity	$654,465	$484,622	$7,251	$(361,734)	$784,604

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2010
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
Total revenue	$48,016	$31,800	$179	$(164)	$79,831
Costs and expenses	38,057	20,883	182	(164)	58,958
Operating income (loss)	9,959	10,917	(3)	-	20,873
Other income (expense)	3,563	1,421	36	-	5,020
Income tax (expense) benefit	(9,218)	-	-	-	(9,218)

Net income (loss)	$4,304	$12,338	$33	$-	$16,675

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2009
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
Total revenue	$33,539	$28,365	$120	$(4,242)	$57,782
Costs and expenses	63,819	29,542	219	(4,178)	89,402
Operating income (loss)	(30,280)	(1,177)	(99)	(64)	(31,620)
Other income (expense)	(2,899)	836	36	-	(2,027)
Income tax (expense) benefit	12,378	4	(4)	-	12,378
Noncontrolling interest,
net of tax	(1,046)	-	-	-	(1,046)

Net income (loss)	$(21,847)	$(337)	$(67)	$(64)	$(22,315)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2010
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
Operating activities	$13,018	$15,747	$126	$1,485	$30,376
Investing activities	(47,359)	(6,566)	(30)	(1,485)	(55,440)
Financing activities	35,072	(9,061)	(11)	-	26,000
Net increase in cash and
cash equivalents	731	120	85	-	936

Cash at the beginning of
the period	11,839	1,344	830	-	14,013

Cash at end of the period	$12,570	$1,464	$915	$-	$14,949

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2009
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
Operating activities	$15,176	$(3,179)	$55	$1,239	$13,291
Investing activities	(43,738)	(3,488)	(29)	(1,239)	(48,494)
Financing activities	3,226	6,594	-	-	9,820
Net increase (decrease) in
cash and cash equivalents	(25,336)	(73)	26	-	(25,383)

Cash at the beginning of
the period	35,381	5,054	764	-	41,199

Cash at end of the period	$10,045	$4,981	$790	$-	$15,816

15.	Subsequent Events

We have evaluated events and transactions that occurred after the balance sheet date of March 31, 2010.  We did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the consolidated financial statements.

Item 2 -                 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in our Form 10-K for the year ended December 31, 2009.  Unless the context otherwise requires, references to “CWEI” mean Clayton Williams Energy, Inc., the parent company, and references to the “Company”, “we”, “us” or “our” mean Clayton Williams Energy, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

The information in this Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements.  These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.  When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in our Form 10-K for the year ended December 31, 2009 and in this Form 10-Q.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and marketing of oil and gas.  These risks include, but are not limited to:

•     the possibility of unsuccessful exploration and development drilling activities;

•     our ability to replace and sustain production;

•	commodity price volatility;

•	domestic and worldwide economic conditions;

•	the availability of capital on economic terms to fund our capital expenditures and acquisitions;

•	our level of indebtedness;

•	the impact of the current economic recession on our business operations, financial condition and ability to raise capital;

•	declines in the value of our oil and gas properties resulting in a decrease in our borrowing base under our credit facility and impairments;

•	the ability of financial counterparties to perform or fulfill their obligations under existing agreements;

•	the uncertainty inherent in estimating proved oil and gas reserves and in projecting future rates of production and timing of development expenditures;

•	drilling and other operating risks;

•	hurricanes and other weather conditions;

•	lack of availability of goods and services;

•	regulatory and environmental risks associated with drilling and production activities;

•	the adverse effects of changes in applicable tax, environmental and other regulatory legislation; and

•	the other risks described in our Form 10-K for the year ended December 31, 2009 and in this Form 10-Q.

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

    Should one or more of the risks or uncertainties described above or elsewhere in our Form 10-K for the year ended December 31, 2009 or in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.  We specifically disclaim all responsibility to publicly update or revise any information contained in a forward-looking statement or any forward-looking statement in its entirety.

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

For most of 2008, the oil and gas industry was strong, with oil and gas prices and drilling activities at high levels.  In 2009, the business environment was drastically altered due to the global financial crisis that escalated in the second half of 2008.  In response to the negative effects of the recession on our operational model, we suspended our developmental drilling program in the Permian Basin and in the Austin Chalk (Trend) in late 2008 and turned our business focus toward preserving short-term liquidity and conserving capital resources.  By the end of the second quarter of 2009, operating margins on oil-prone properties had begun to improve somewhat due to a combination of higher oil prices and lower costs of field services caused by decreased demand for those services.  Since most of our developmental drilling locations are oil-prone, we elected to resume drilling developmental oil wells primarily in Andrews County, Texas in the Permian Basin and Burleson and Robertson Counties, Texas in the Austin Chalk (Trend).  In connection with the return to drilling activities in these areas, we have taken the following actions which we believe will enhance the development of these core areas:

•
Entered into agreements with selected service providers to fix unit costs covering approximately 90% of the drilling and completion services provided by third parties through the second quarter of 2011;

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

We currently plan to spend approximately $281.9 million on exploration and development activities in fiscal 2010.  By comparison, we spent $138.3 million in fiscal 2009 on exploration and development activities.  We continue to evaluate and manage our portfolio of assets and monitor the extent to which changes in commodity prices could affect our financial liquidity.  We believe we are taking appropriate actions to position our business for long-term growth and sustainability.

Key Factors to Consider

The following summarizes the key factors considered by management in the review of our financial condition and operating performance for the first quarter of 2010 and the outlook for the remainder of 2010.

•	Our oil and gas sales for the first quarter increased $28.2 million, or 56%, from 2009 due substantially to increases in prices for both oil and gas.

•
Our oil and gas production for the first quarter of 2010 was 13% lower on a barrel of oil equivalent (“BOE”) basis than in the comparable period in 2009.  Our oil production was relatively constant compared to the first quarter of 2009, and gas production was 28% lower than the first quarter of 2009.

•
We recorded a $10.3 million net gain on derivatives in the first quarter of 2010, consisting of an $8.6 million non-cash gain for changes in mark-to-market valuations and a $1.7 million realized gain on settled contracts.  For the same period in 2009, we reported a $2.5 million net gain on derivatives, consisting of a $1.4 million non-cash gain due to changes in mark-to-market valuations and a $1.1 million realized gain on settled contracts.  Since we do not presently designate our derivatives as cash flow hedges under applicable accounting standards, we recognize the full effect of changing prices on mark-to-market valuations as a current charge or credit to our results of operations.

•	During the first quarter of 2010, we increased borrowings under our revolving credit facility by $26 million from $170 million at December 31, 2009 to $196 million at March 31, 2010.

•
At March 31, 2010, our capitalized unproved oil and gas properties totaled $42.7 million, of which approximately $19.2 million was attributable to unproved acreage.  Therefore, our results of operations in future periods may be adversely affected by abandonments and impairments related to unproved oil and gas properties.

Recent Exploration and Development Activities

Overview
In 2010, we have continued our drilling plan that began in the second quarter of 2009 consisting primarily of developmental drilling oil wells in the Permian Basin and the Austin Chalk (Trend).  We currently plan to spend approximately $281.9 million on exploration and development activities during fiscal 2010, of which approximately 96% is expected to be spent on developmental drilling.  We may increase or decrease our planned activities, depending upon drilling results, operating margins, the availability of capital resources, and other factors affecting the economic viability of such activities.

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

We spent $34.3 million in the Permian Basin during the first quarter of 2010 on drilling and completion activities and $2.4 million on seismic and leasing activities.  We drilled 20 gross (17.9 net) operated wells in the Permian Basin and conducted various remedial operations on other wells in the 2010 quarter.  We currently plan to spend approximately $210.9 million on drilling and completion activities in the Permian Basin during fiscal 2010.  Our activities are expected to be concentrated in the following areas.

Andrews County - Wolfberry
We have a large acreage block in Andrews County, Texas on which we have identified more than 200 potential locations for Wolfberry wells.  A Wolfberry well is a well that commingles production from the Spraberry and Wolfcamp formations.  We spent approximately $24 million in the Andrews County – Wolfberry during the first quarter of 2010 and plan to use up to five of our rigs to drill and complete approximately 86 additional wells during the remainder of the year at an estimated cost of $137.7 million, net to our working interest.

Fuhrman-Mascho Field
We also resumed a drilling program in the Fuhrman-Mascho Field in Andrews County, Texas beginning in July 2009.  In fiscal 2010, we plan to drill and complete approximately 14 additional wells at an estimated cost of $4.1 million, net to our working interest.

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

We spent $12.4 million in the Austin Chalk (Trend) area during the first quarter of 2010 and we plan to use three of our rigs to drill and complete approximately 16 additional wells in the remainder of the year at an estimated cost of $31.2 million, net to our working interest.

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

South Louisiana
In the first quarter of 2010, we successfully drilled and completed the State Lease 17378 #4, a developmental well in Plaquemines Parish.  We also plan to drill an exploratory well in South Louisiana on our Jade prospect in the third quarter of 2010.  We spent $3.2 million in South Louisiana during the first quarter of 2010 primarily for drilling and completion activities.  We currently plan to spend $7.6 million during fiscal 2010.

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

Depressed natural gas prices have limited our opportunities to participate in drilling new gas wells and we will continue to be very selective until we believe gas prices are more favorable.  We spent $1.6 million in the East Texas Bossier area during the first quarter of 2010 primarily for seismic and leasing activities.

Known Trends and Uncertainties
We currently have enough in-fill drilling locations within our Austin Chalk (Trend) area to sustain drilling throughout the remainder of 2010, but our ability to continue developmental drilling beyond 2010 is uncertain.  During the first quarter of 2010, we drilled a step-out well to determine the viability of expanding our Austin Chalk developmental drilling program to the southwest of our core properties.  Depending on the results of this evaluation, we may be able to extend our Austin Chalk drilling program into 2011 and subsequent years.  In addition, we are continuing efforts to identify other opportunities for growth in the Austin Chalk (Trend) area, including the addition of reserves and production through improved technology, acquisitions of proved reserves, and participation agreements with industry partners.

The Andrews County – Wolfberry developmental drilling program is very sensitive to oil prices and drilling costs.  We believe that the steps we have taken to (1) fix unit costs with selected service providers, (2) improve drilling efficiencies through Desta Drilling, and (3) purchase casing and tubing at discounts to current market prices, will enable us to continue drilling in this area through mid-year 2011 as long as oil prices remain at or near current levels.  Our ability to sustain an economically viable drilling program in the Andrews-Wolfberry area beyond mid-year 2011 is uncertain.  In order to continue drilling in this area, we must be able to realize an acceptable margin between our expected cash flow from new production and our cost to drill new wells.  If any combination of falling oil prices and rising drilling costs occur in future periods, we may not be able to continue developmental drilling in this area.

We have an extensive acreage position within the Permian Basin with a large portion of that acreage currently held by production.  We are continuously seeking other opportunities for growth in the Permian Basin, and believe that our holdings in this region provide us with many viable possibilities for exploration and development activities beyond our current drilling programs.

Supplemental Information

The following unaudited information is intended to supplement the consolidated financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Three Months Ended
	March 31,
	2010	2009
Oil and Gas Production Data:
Oil (MBbls)	752	751
Gas (MMcf)	3,328	4,613
Natural gas liquids (MBbls)	57	53
Total (MBOE)	1,364	1,573

Average Realized Prices (a):
Oil ($/Bbl)	$76.00	$37.09
Gas ($/Mcf)	$5.76	$4.60
Natural gas liquids ($/Bbl)	$46.18	$22.94

Gain (Loss) on Settled Derivative Contracts (a):
($ in thousands, except per unit)
Oil: Net realized loss	$(1,621)	$(267)
Per unit produced ($/Bbl)	$(2.16)	$(.36)
Gas: Net realized gain	$3,320	$1,398
Per unit produced ($/Mcf)	$1.00	$.30

Average Daily Production:
Oil (Bbls):
Permian Basin	4,909	4,456
Austin Chalk (Trend)	2,595	3,142
North Louisiana	148	270
South Louisiana	627	391
Other	77	85
Total	8,356	8,344

Gas (Mcf):
Permian Basin	13,911	15,674
Austin Chalk (Trend)	2,531	3,030
North Louisiana	8,718	14,550
South Louisiana	7,513	12,592
Cotton Valley Reef Complex	3,529	4,274
Other	776	1,136
Total	36,978	51,256

Natural Gas Liquids (Bbls):
Permian Basin	272	225
Austin Chalk (Trend)	271	307
North Louisiana	5	1
South Louisiana	79	45
Other	6	11
Total	633	589

(Continued)

	Three Months Ended
	March 31,
	2010	2009
Exploration Costs (in thousands):
Abandonment and impairment costs:
North Louisiana	$1,009	$260
South Louisiana	-	728
Permian Basin	13	455
East Texas Bossier	1,513	8,867
Utah	20	1,774
Mississippi	323	311
Other	-	17
Total	2,878	12,412

Seismic and other	1,660	4,270
Total exploration costs	$4,538	$16,682

Depreciation, Depletion and Amortization (in thousands):
Oil and gas depletion	$24,589	$34,762
Contract drilling depreciation	852	1,474
Other depreciation	171	229
Total DD&A	$25,612	$36,465

Oil and Gas Costs ($/BOE Produced):
Production costs	$15.34	$12.12
Production costs (excluding production taxes)	$12.18	$10.69
Oil and gas depletion	$18.03	$22.10

Net Wells Drilled (b):
Exploratory Wells	1.1	0.2
Developmental Wells	26.3	6.0

(a) No derivatives were designated as cash flow hedges in 2010 or 2009. All gains or losses on settled derivatives were included in other income (expense) - gain (loss) on derivatives.
(b) Excludes wells being drilled or completed at the end of each period.

Operating Results – Three-Month Periods

The following discussion compares our results for the three months ended March 31, 2010 to the comparative period in 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective quarterly period.

Oil and gas operating results

Oil and gas sales in 2010 increased $28.2 million, or 56%, from 2009.  Price variances accounted for an increase of $34.5 million while production variances accounted for a $6.3 million decrease.  Production in 2010 (on a BOE basis) was 13% lower than 2009, despite additions from our developmental drilling programs.  Oil production remained unchanged in 2010 from 2009 and gas production decreased 28% in 2010 from 2009.  Most of the drop in gas production from 2009 levels was attributed to normal production declines of certain wells in North Louisiana and a combination of normal production declines and well performance in South Louisiana.  In 2010, our realized oil price was 105% higher than 2009, and our realized gas price was 25% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, increased 10% in 2010 as compared to 2009 due primarily to higher production taxes caused by increases in commodity prices, offset in part by overall reductions in the cost of oilfield services.  After giving effect to a 13% decrease in oil and gas production on a BOE basis, production costs per BOE increased 27% from $12.12 per BOE in 2009 to $15.34 per BOE in 2010.

Oil and gas depletion expense decreased $10.2 million from 2009 to 2010, of which rate variances accounted for a $5.6 million decrease and production variances accounted for a $4.6 million decrease.  On a BOE basis, depletion expense decreased 18% from $22.10 per BOE in 2009 to $18.03 per BOE in 2010 due to a combination of lower depletable costs and higher estimated reserve quantities in 2010 compared to the 2009 period.  In fiscal 2009, we reduced our carrying value of proved properties by $27 million under applicable accounting standards relating to impairments of proved properties primarily in South Louisiana relating to well performance.  Depletion expense per BOE of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration and development activities result in higher finding costs.

Exploration costs

Since we follow the successful efforts method of accounting, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2010, we charged to expense $4.5 million of exploration costs, as compared to $16.7 million in 2009.

At March 31, 2010, our capitalized unproved oil and gas properties totaled $42.7 million, of which approximately $19.2 million was attributable to unproved acreage.  Therefore, our results of operations in future periods may be adversely affected by abandonments and impairments related to unproved oil and gas properties.

Contract Drilling Services

Until April 15, 2009, CWEI owned a 50% equity interest in a joint venture that we have historically referred to as Larclay JV and which we now refer to as Desta Drilling.  Effective April 15, 2009, CWEI acquired the remaining 50% equity interest in Desta Drilling.  As primary beneficiary of Desta Drilling’s expected cash flows, prior to April 15, 2009, we fully consolidated the accounts of Desta Drilling in our financial statements and accounted for the equity interest owned by Lariat as a noncontrolling interest.

We utilize drilling rigs owned by Desta Drilling to drill wells in our exploration and development activities.  Since April 2009, Desta Drilling has worked exclusively for CWEI.  As a result, all drilling services revenues received by Desta Drilling subsequent to April 2009, along with the related drilling services costs, have been eliminated in our consolidated statements of operations.

General and Administrative

General and administrative (“G&A”) expenses increased 37% from $4.5 million in 2009 to $6.2 million in 2010.  Employee compensation expense related to non-equity incentive plans was $2 million in 2010 compared to $317,000 in 2009.  Excluding employee compensation related to non-equity incentive plans, G&A expenses were $4.2 million for 2010 and 2009.

Interest expense

Interest expense increased 12% from $5.4 million in 2009 to $6.1 million in 2010 primarily due to higher average levels of debt.  The average daily principal balance outstanding under our revolving credit facility for 2010 was $192.5 million compared to $95.7 million for 2009.  Increased borrowings on our revolving credit facility accounted for a $509,000 increase in interest expense, while higher interest rates resulted in an increase of approximately $441,000.  In addition, interest expense associated with Desta Drilling’s secured term loan was $422,000 in 2009, and capitalized interest for 2010 was $142,000 compared to $321,000 in 2009.  In August 2009, we repaid all of Desta Drilling’s debt.

Gain/loss on derivatives

We did not designate any derivative contracts in 2010 or 2009 as cash flow hedges; therefore all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  For the three months ended March 31, 2010, we reported a $10.3 million net gain on derivatives, consisting of an $8.6 million non-cash gain to mark our derivative positions to their fair value at March 31, 2010 and a $1.7 million realized gain on settled contracts.  For the three months ended March 31, 2009, we reported a $2.5 million net gain on derivatives, consisting of a $1.4 million non-cash gain to mark our derivative positions to their fair value at March 31, 2009 and a $1.1 million realized gain on settled contracts.  Because oil and gas prices are volatile, and because we do not account for our derivatives as cash flow hedges, the effect of mark-to-market valuations on our gain/loss on derivatives can cause significant volatility in our results of operations.

Gain/loss on sales of assets and impairment of inventory

We recorded a net gain of $286,000 on sales of assets and impairment of inventory compared to a net loss of $3.3 million in 2009.  The 2010 gain related to the sale of a prospect in South Louisiana and the 2009 loss was primarily related to the impairment of inventory to its estimated market value at March 31, 2009.

Income tax expense

Our estimated effective income tax rate in 2010 of 35.6% differed from the statutory federal rate of 35% due primarily to increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

Liquidity and Capital Resources

Overview

Our primary financial resource is our base of oil and gas reserves.  We pledge our producing oil and gas properties to a syndicate of banks led by JPMorgan Chase Bank, N.A. to secure our revolving credit facility.  The banks establish a borrowing base, in part, by making an estimate of the collateral value of our oil and gas properties.  We borrow funds on the revolving credit facility as needed to supplement our operating cash flow as a financing source for our capital expenditure program.  Our ability to fund our capital expenditure program is dependent upon the level of product prices and the success of our exploration program in replacing our existing oil and gas reserves.  If product prices decrease, our operating cash flow may decrease and the banks may require additional collateral or reduce our borrowing base, thus reducing funds available to fund our capital expenditure program.  However, the effects of product prices on cash flow can be mitigated through the use of commodity derivatives.

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

Capital expenditures

We incurred expenditures for exploration and development activities of $55.4 million during the first three months of 2010 and we currently plan to spend $281.9 million for fiscal 2010.  The following table summarizes, by area, our actual expenditures for exploration and development activities for the first three months of 2010 and our planned expenditures for the year ending December 31, 2010.

	Actual	Planned
	Expenditures	Expenditures	2010
	Three Months Ended	Year Ended	Percentage
	March 31, 2010	December 31, 2010	of Total
	(In thousands)
Permian Basin	$36,700	$210,900	75%
Austin Chalk (Trend)	12,400	55,800	20%
South Louisiana	3,200	7,600	3%
California	300	2,300	1%
Other	2,800	5,300	1%
	$55,400	$281,900	100%

Our actual expenditures during fiscal 2010 may be substantially higher or lower than these estimates since our plans for exploration and development activities may change during the remainder of the year.  Factors, such as changes in operating margins and the availability of capital resources, could also increase or decrease the ultimate level of expenditures during the remainder of fiscal 2010.

Our expenditures for exploration and development activities for the three months ended March 31, 2010 totaled $55.4 million, of which approximately 91% was on developmental drilling. We financed these expenditures with cash flow from operating activities and advances under the revolving credit facility.  Based on preliminary estimates, our internal cash flow forecasts indicate that the amount of funds available to us under our revolving credit facility, when combined with our anticipated operating cash flow, will be sufficient to finance our exploration and development activities and provide us with adequate liquidity through 2010.  Although we believe the assumptions and estimates made in our forecasts are reasonable, these forecasts are inherently uncertain and the borrowing base may be less than expected, cash flow may be less than expected, or capital expenditures may be more than expected.  In the event we lack adequate liquidity to finance our expenditures through 2010, we will consider options for obtaining alternative capital resources, including selling assets or accessing capital markets.

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

Cash flow provided by operating activities for the three months ended March 31, 2010 increased $17.1 million, or 129%, as compared to the corresponding period in 2009 due primarily to a 56% increase in oil and gas sales caused by higher commodity prices.

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

The banks redetermine the borrowing base under the revolving credit facility on a semi-annual basis, in May and November.  In addition, we or the banks may request an unscheduled borrowing base redetermination at other times during the year.  If at any time, the borrowing base is less than the amount of outstanding credit exposure under the revolving credit facility, we will be required to (1) pledge additional collateral, (2) prepay the principal amount of the loans in an amount sufficient to eliminate the excess or (3) prepay the excess in six equal monthly installments.  The borrowing determined by the banks was $250 million at March 31, 2010.  In April 2010, the banks increased our borrowing base to $300 million.

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

At our election, interest under the revolving credit facility is determined by reference to (1) LIBOR plus an applicable margin between 2% and 3% per annum or (2) the greatest of (A) the prime rate, (B) the federal funds rate plus .5% or (C) one-month LIBOR plus 1% plus, in any of (A), (B) or (C), an applicable margin between 1.125% and 2.125% per annum.  We also pay a commitment fee on the unused portion of the revolving credit facility equal to .5%.  Interest and fees are payable quarterly, except that interest on LIBOR-based tranches are due at maturity of each tranche but no less frequently than quarterly.  The effective annual interest rate on borrowings under the revolving credit facility, excluding bank fees and amortization of debt issue costs, for the three months ended March 31, 2010 was 3.1%.

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

Working capital computed for loan compliance purposes differs from our working capital in accordance with generally accepted accounting principles (“GAAP”).  Since compliance with financial covenants is a material requirement under the credit facilities, we consider the loan compliance working capital to be useful as a measure of our liquidity because it includes the funds available to us under the revolving credit facility and is not affected by the volatility in working capital caused by changes in fair value of derivatives.  Our GAAP reported working capital increased from $19.3 million at December 31, 2009 to $42.5 million at March 31, 2010.  After giving effect to the adjustments, our working capital computed for loan compliance purposes was $94.3 million at March 31, 2010, as compared to $104.4 million at December 31, 2009.  The following table reconciles our GAAP working capital to the working capital computed for loan compliance purposes at March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009
	(In thousands)
Working capital per GAAP	$42,471	$19,324
Add funds available under the revolving credit facility	53,196	79,196
Exclude fair value of derivatives classified as current assets or current liabilities	(1,330)	5,907
Working capital per loan covenant	$94,337	$104,427

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

We were in compliance with all financial and non-financial covenants at March 31, 2010.  However, our increased leverage and reduced liquidity may result in our failing to comply with one or more of these covenants in the future.  If we fail to meet any of these loan covenants, we would ask the banks to waive compliance, amend the loan agreement to allow us to become compliant or grant us sufficient time to obtain additional capital resources through alternative means.  If a suitable arrangement could not be reached with the banks, the banks could accelerate the indebtedness and seek to foreclose on the pledged assets.

The lending group under the revolving credit facility includes the following institutions:  JPMorgan Chase Bank, N.A., BNP Paribas, Union Bank, N.A., Bank of Scotland, Natixis, Compass Bank, Bank of Texas, N.A., The Frost National Bank, Keybank, N.A., and UBS Loan Finance, LLC.

From time to time, we engage in other transactions with lenders under the revolving credit facility.  Such lenders or their affiliates may serve as counterparties to our commodity and interest rate derivative agreements. As of March 31, 2010, JPMorgan Chase Bank, N.A. was the only counterparty to our commodity derivative agreements.  Our obligations under existing derivative agreements with our lenders are secured by the security documents executed by the parties under the revolving credit facility.

During the first three months in 2010, we increased indebtedness outstanding under the revolving credit facility by $26 million.  At March 31, 2010, we had $196 million of borrowings outstanding under the revolving credit facility, leaving $53.2 million available on the facility after allowing for outstanding letters of credit totaling $804,000.  In April 2010, the borrowing base established by the banks was increased to $300 million.  The revolving credit facility matures in May 2012.

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

The Indenture governing the Senior Notes contains covenants that restrict the ability of us and our subsidiaries to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant provides that we may only incur indebtedness if the ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) exceeds 2.5 to 1 for the four most recently completed fiscal quarters.  However, this restriction does not prevent us from borrowing funds under the revolving credit facility provided that our outstanding balance on the facility does not exceed the greater of $150 million and 30% of Adjusted Consolidated Net Tangible Assets (as defined in the Indenture).  These covenants are subject to a number of important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at March 31, 2010.

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to March 31, 2010, including contracts entered into after March 31, 2010.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps:
	Oil		Gas
	Bbls	Price	MMBtu (a)	Price
Production Period:
2nd Quarter 2010	574,000	$76.60	1,830,000	$6.80
3rd Quarter 2010	522,000	$76.40	1,750,000	$6.80
4th Quarter 2010	480,000	$76.24	1,680,000	$6.80
2011	1,656,000	$84.38	6,420,000	$7.07
	3,232,000		11,680,000

(a) One MMBtu equals one Mcf at a Btu factor of 1,000.

In March 2009, we terminated certain fixed-priced oil swaps covering 242,000 barrels at a price of $57.35 from April 2010 through December 2010, resulting in an aggregate loss of approximately $980,000, which will be paid to the counterparty monthly as the applicable contracts are settled.

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of our commodity derivatives.  A $1 per barrel change in the price of oil and a $.50 per MMBtu change in the price of gas would change the fair value of our commodity derivatives by approximately $6.1 million.

Interest Rates

We are exposed to interest rate risk on our long-term debt with a variable interest rate.  At March 31, 2010, our fixed rate debt had a carrying value of $225 million and an approximate fair value of $218 million, based on current market quotes.  We estimate that the hypothetical change in the fair value of our long-term debt resulting from a 100-basis point change in interest rates would be approximately $6 million.  Based on our outstanding variable rate indebtedness at March 31, 2010 of $196 million, a change in interest rates of 100 basis points would affect annual interest payments by $2 million.

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

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A -              Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission on March 12, 2010 and available at www.sec.gov.

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

**10.1†	Employment Agreement between Clayton Williams Energy, Inc. and Clayton W. Williams, Jr., filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 18, 2010††

**10.2†	Employment Agreement between Clayton Williams Energy, Inc. and L. Paul Latham, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on March 18, 2010††

**10.3†	Employment Agreement between Clayton Williams Energy, Inc. and Mel G. Riggs, filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on March 18, 2010††

**10.4†	Employment Agreement between Clayton Williams Energy, Inc. and Patrick C. Reesby, filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the Commission on March 18, 2010††

**10.5†	Employment Agreement between Clayton Williams Energy, Inc. and Michael L. Pollard, filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the Commission on March 18, 2010††

**10.6†	Employment Agreement between Clayton Williams Energy, Inc. and Greg S. Welborn, filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the Commission on March 18, 2010††

**10.7†	Employment Agreement between Clayton Williams Energy, Inc. and T. Mark Tisdale, filed as Exhibit 10.7 to our Current Report on Form 8-K filed with the Commission on March 18, 2010††

*31.1	Certification by the President and Chief Executive Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

*31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

***32.1	Certifications by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*	Filed herewith
**	Incorporated by reference to the filing indicated
***	Furnished herewith
†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement
††	Filed under our Commission File No. 001-10924

CLAYTON WILLIAMS ENERGY, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CLAYTON WILLIAMS ENERGY, INC.

Date:	May 7, 2010	By:	/s/ L. Paul Latham
L. Paul Latham
Executive Vice President and Chief
Operating Officer

Date:	May 7, 2010	By:	/s/ Mel G. Riggs
Mel G. Riggs
Senior Vice President and Chief Financial
Officer

INDEX TO EXHIBITS

Exhibits No.	Description
**3.1	Second Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to our Form S-2 Registration Statement, Commission File No. 333-13441

**3.2	Certificate of Amendment of Second Restated Certificate of Incorporation of Clayton Williams Energy, Inc., filed as Exhibit 3.1 to our Form 10-Q for the period ended September 30, 2000††

**3.3	Corporate Bylaws of Clayton Williams Energy, Inc., as amended, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 14, 2008††

**4.1
Indenture, dated July 20, 2005, among Clayton Williams Energy, Inc., the Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on July 22, 2005††

**10.1†	Employment Agreement between Clayton Williams Energy, Inc. and Clayton W. Williams, Jr., filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 18, 2010††

**10.2†	Employment Agreement between Clayton Williams Energy, Inc. and L. Paul Latham, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on March 18, 2010††

**10.3†	Employment Agreement between Clayton Williams Energy, Inc. and Mel G. Riggs, filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on March 18, 2010††

**10.4†	Employment Agreement between Clayton Williams Energy, Inc. and Patrick C. Reesby, filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the Commission on March 18, 2010††
**10.5†	Employment Agreement between Clayton Williams Energy, Inc. and Michael L. Pollard, filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the Commission on March 18, 2010††

**10.6†	Employment Agreement between Clayton Williams Energy, Inc. and Greg S. Welborn, filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the Commission on March 18, 2010††

**10.7†	Employment Agreement between Clayton Williams Energy, Inc. and T. Mark Tisdale, filed as Exhibit 10.7 to our Current Report on Form 8-K filed with the Commission on March 18, 2010††

*31.1	Certification by the President and Chief Executive Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

*31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

***32.1	Certifications by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*	Filed herewith
**	Incorporated by reference to the filing indicated
***	Furnished herewith
†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement
††	Filed under our Commission File No. 001-10924