Form 10-Q
period 2010-06-30
CLAYTON WILLIAMS ENERGY INC /DE
filed 2010-08-09
CIK 880115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

There were 12,145,536 shares of Common Stock, $.10 par value, of the registrant outstanding as of August 9, 2010.

CLAYTON WILLIAMS ENERGY, INC.

PART I.  FINANCIAL INFORMATION

Item 1 -                 Financial Statements

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS
	June 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$10,375	$14,013
Accounts receivable:
Oil and gas sales	25,861	28,721
Joint interest and other, net	4,281	6,669
Affiliates	638	624
Inventory	40,488	43,068
Deferred income taxes	817	1,362
Fair value of derivatives	16,264	-
Assets held for sale	7,411	7,411
Prepaids and other	4,555	1,729
	110,690	103,597
PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	1,565,365	1,579,664
Natural gas gathering and processing systems	18,399	17,816
Contract drilling equipment	48,348	41,533
Other	17,761	16,550
	1,649,873	1,655,563
Less accumulated depreciation, depletion and amortization	(979,985)	(985,517)
Property and equipment, net	669,888	670,046

OTHER ASSETS
Debt issue costs, net	4,592	4,874
Fair value of derivatives	8,128	4,427
Other	1,768	1,660
	14,488	10,961
	$795,066	$784,604

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY
	June 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT LIABILITIES
Accounts payable:
Trade	$53,415	$47,211
Oil and gas sales	15,746	18,063
Affiliates	1,055	1,097
Fair value of derivatives	-	5,907
Accrued liabilities and other	15,629	11,995
	85,845	84,273
NON-CURRENT LIABILITIES
Long-term debt	356,000	395,000
Deferred income taxes	70,306	54,065
Other	40,002	38,991
	466,308	488,056
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share, authorized – 3,000,000
shares; none issued	-	-
Common stock, par value $.10 per share, authorized – 30,000,000 shares; issued and outstanding – 12,145,536 shares in 2010
and 2009	1,215	1,215
Additional paid-in capital	152,051	152,051
Retained earnings	89,647	59,009
	242,913	212,275
	$795,066	$784,604

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES
Oil and gas sales	$76,918	$57,206	$155,960	$108,002
Natural gas services	452	1,355	955	2,939
Drilling rig services	-	1,462	-	6,681
Gain on sales of assets	113	480	399	663
Total revenues	77,483	60,503	157,314	118,285

COSTS AND EXPENSES
Production	20,567	18,296	41,494	37,359
Exploration:
Abandonments and impairments	2,891	4,505	5,769	16,917
Seismic and other	974	1,388	2,634	5,658
Natural gas services	306	1,211	654	2,622
Drilling rig services	419	2,911	1,081	9,997
Depreciation, depletion and amortization	25,437	26,186	51,049	62,651
Impairment of property and equipment	11,114	32,068	11,114	32,068
Accretion of abandonment obligations	647	748	1,294	1,466
General and administrative	7,832	6,256	14,056	10,784
Loss on sales of assets and impairment
of inventory	1,443	396	1,443	3,845
Total costs and expenses	71,630	93,965	130,588	183,367

Operating income (loss)	5,853	(33,462)	26,726	(65,082)

OTHER INCOME (EXPENSE)
Interest expense	(6,244)	(5,736)	(12,353)	(11,174)
Gain (loss) on derivatives	20,983	(21,770)	31,284	(19,260)
Other	1,016	826	1,844	1,727
Total other income (expense)	15,755	(26,680)	20,775	(28,707)

Income (loss) before income taxes	21,608	(60,142)	47,501	(93,789)
Income tax (expense) benefit	(7,645)	21,943	(16,863)	34,321
NET INCOME (LOSS)	13,963	(38,199)	30,638	(59,468)
Less income attributable to
noncontrolling interest, net of tax	-	(409)	-	(1,455)

NET INCOME (LOSS) attributable to Clayton
Williams Energy, Inc.	$13,963	$(38,608)	$30,638	$(60,923)

Net income (loss) per common share attributable to
Clayton Williams Energy, Inc. stockholders:
Basic	$1.15	$(3.18)	$2.52	$(5.02)
Diluted	$1.15	$(3.18)	$2.52	$(5.02)

Weighted average common shares outstanding:
Basic	12,146	12,142	12,146	12,132
Diluted	12,146	12,142	12,146	12,132

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional
	No. of	Par	Paid-In	Retained
	Shares	Value	Capital	Earnings
BALANCE,
December 31, 2009	12,146	$1,215	$152,051	$59,009
Net income	-	-	-	30,638
BALANCE,
June 30, 2010	12,146	$1,215	$152,051	$89,647

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$30,638	$(59,468)
Adjustments to reconcile net income (loss) to cash
provided by operating activities:
Depreciation, depletion and amortization	51,049	62,651
Impairment of property and equipment	11,114	32,068
Exploration costs	5,769	16,917
Loss on sales of assets and impairment of inventory, net	1,044	3,182
Deferred income tax expense (benefit)	16,863	(34,321)
Non-cash employee compensation	5,079	627
Unrealized (gain) loss on derivatives	(25,871)	18,907
Amortization of debt issue costs	774	624
Accretion of abandonment obligations	1,294	1,466

Changes in operating working capital:
Accounts receivable	5,234	10,579
Accounts payable	(3,403)	(16,626)
Other	(2,907)	3,264
Net cash provided by operating activities	96,677	39,870

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(135,528)	(69,082)
Proceeds from sales of assets	73,011	670
Change in equipment inventory	1,300	(12,594)
Other	(98)	(97)
Net cash used in investing activities	(61,315)	(81,103)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	-	25,200
Repayments of long-term debt	(39,000)	(9,375)
Proceeds from exercise of stock options	-	152
Net cash provided by (used in) financing activities	(39,000)	15,977

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,638)	(25,256)

CASH AND CASH EQUIVALENTS
Beginning of period	14,013	41,199
End of period	$10,375	$15,943

SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$11,735	$11,354

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

In the opinion of management, our unaudited consolidated financial statements as of June 30, 2010 and for the interim periods ended June 30, 2010 and 2009 include all adjustments that are necessary for a fair presentation in accordance with GAAP.  These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

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

3.	Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2010	2009
	(In thousands)
7¾% Senior Notes due 2013	$225,000	$225,000
Secured bank credit facility, due May 2012	131,000	170,000
	$356,000	$395,000

7¾% Senior Notes due 2013
In July 2005, we issued $225 million of aggregate principal amount of 7¾% Senior Notes due 2013 (“Senior Notes”).  The Senior Notes were issued at face value and bear interest at 7¾% per year, payable semi-annually on February 1 and August 1 of each year.

We may redeem some or all of the Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 101.938% for the twelve-month period beginning on August 1, 2010, and 100% beginning on August 1, 2011 or for any period thereafter, in each case plus accrued and unpaid interest.

The Indenture governing the Senior Notes contains covenants that restrict our ability to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant provides that we may only incur indebtedness if the ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) exceeds 2.5 to 1 for the four most recently completed fiscal quarters.  However, this restriction does not prevent us from borrowing funds under the revolving credit facility provided that our outstanding balance on the facility does not exceed the greater of $150 million and 30% of Adjusted Consolidated Net Tangible Assets (as defined in the Indenture).  These covenants are subject to a number of important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at June 30, 2010.

Secured Bank Credit Facility
We have a revolving credit facility with a syndicate of banks based on a borrowing base determined by the banks.  The borrowing base, which is based, in part, on the discounted present value of future net revenues from oil and gas production, is redetermined by the banks semi-annually in May and November.  We or the banks may also request an unscheduled borrowing base redetermination at other times during the year.  If, at any time, the borrowing base is less than the amount of outstanding credit exposure under the revolving credit facility, we will be required to (1) pledge additional collateral, (2) prepay the principal amount of the loans in an amount sufficient to eliminate the excess, or (3) prepay the excess in six equal monthly installments.  In April 2010, the borrowing base was increased by the banks from $250 million to $300 million.  After allowing for an outstanding letter of credit totaling $25,000, we had $169 million available under the credit facility at June 30, 2010.

The revolving credit facility is collateralized by substantially all of our assets, including at least 80% of the adjusted engineered value (as defined in the revolving credit facility) of our oil and gas interests evaluated in determining the borrowing base.  The obligations under the revolving credit facility are guaranteed by each of CWEI’s material domestic subsidiaries.

At our election, interest under the revolving credit facility is determined by reference to (1) LIBOR plus an applicable margin between 2% and 3% per annum or (2) the greatest of (A) the prime rate, (B) the federal funds rate plus .5% or (C) one-month LIBOR plus 1% plus, in any of (A), (B) or (C), an applicable margin between 1.125% and 2.125% per annum.  We also pay a commitment fee on the unused portion of the revolving credit facility equal to .5%.  Interest and fees are payable quarterly, except that interest on LIBOR-based tranches are due at maturity of each tranche but no less frequently than quarterly.  The effective annual interest rate on borrowings under the revolving credit facility, excluding bank fees and amortization of debt issue costs, for the six months ended June 30, 2010 was 3%.

The revolving credit facility contains financial covenants that are computed quarterly.  One financial covenant requires us to maintain a ratio of consolidated current assets to consolidated current liabilities of at least 1 to 1.  Another financial covenant prohibits the ratio of our consolidated funded indebtedness to consolidated EBITDAX (determined as of the end of each fiscal quarter for the then most-recently ended four fiscal quarters) from being greater than 3.5 to 1 for any fiscal quarter ending on or prior to December 31, 2010, 3.25 to 1 for any fiscal quarter ending on or after March 31, 2011 through December 31, 2011, and 3 to 1 for any fiscal quarter thereafter.  The computations of current assets, current liabilities, EBITDAX and indebtedness are defined in the loan agreement.  We were in compliance with all financial and non-financial covenants at June 30, 2010.

4.	Other Non-Current Liabilities

Other non-current liabilities consist of the following:
	June 30,	December 31,
	2010	2009
	(In thousands)
Abandonment obligations	$39,266	$38,412
Other	736	579
	$40,002	$38,991

Changes in abandonment obligations for the six months ended June 30, 2010 and 2009 are as follows:

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Beginning of period	$38,412	$31,737
Additional abandonment obligations from new properties	993	945
Sales or abandonments of properties	(1,113)	(47)
Revisions of previous estimates	(320)	2,219
Accretion expense	1,294	1,466
End of period	$39,266	$36,320

5.	Compensation Plans

Stock-Based Compensation
We presently have options outstanding under a stock option plan for independent directors covering 24,000 shares of common stock.  As of June 30, 2010, the options had a weighted average exercise price of $26.66 per share (ranging from $12.14 per share to $41.74 per share), a weighted average remaining contractual term of 4 years, and an aggregate intrinsic value of $371,040 (based on a market price at June 30, 2010 of $42.12 per share).  No options were granted during the six months ended June 30, 2010 or 2009, and options to purchase 27,638 shares of common stock were exercised during the six months ended June 30, 2009 (intrinsic value - $541,772).

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

We recognize compensation expense related to the APO Partnerships based on the estimated fair value of the economic interests conveyed to the participants, based upon Level 3 inputs.  Estimated compensation expense applicable to the APO Reward Plan and SWR Reward Plan is recognized over the vesting periods, which range from two years to five years.  We recorded compensation expense of $5.1 million for the six months ended June 30, 2010 and $2 million for the six months ended June 30, 2009 in connection with all non-equity award plans.

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to June 30, 2010.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps:
	Oil		Gas
	Bbls	Price	MMBtu (a)	Price
Production Period:
3rd Quarter 2010	522,000	$76.40	1,750,000	$6.80
4th Quarter 2010	480,000	$76.24	1,680,000	$6.80
2011	1,656,000	$84.38	6,420,000	$7.07
	2,658,000		9,850,000

(a) One MMBtu equals one Mcf at a Btu factor of 1,000.

In March 2009, we terminated certain fixed-priced oil swaps covering 157,000 barrels at a price of $57.35 from July 2010 through December 2010, resulting in an aggregate loss of approximately $636,000, which will be paid to the counterparty monthly as the applicable contracts are settled.

Accounting For Derivatives
We did not designate any of our currently open commodity derivatives as cash flow hedges; therefore, all changes in the fair value of these contracts prior to maturity, plus any realized gains or losses at maturity, are recorded as other income (expense) in our statements of operations.  We report our fair value of derivatives as either a net current asset or liability or a net non-current asset or liability in our consolidated balance sheets.  Cash flow is only impacted to the extent the actual derivative contract is settled by making or receiving a payment to or from the counterparty.  For the six months ended June 30, 2010, we reported a $31.3 million net gain on derivatives, consisting of a $25.9 million non-cash gain related to changes in mark-to-market valuations and a $5.4 million realized gain for settled contracts.  For the six months ended June 30, 2009, the Company reported a $19.3 million net loss on derivatives, consisting of an $18.9 million loss related to changes in mark-to-market valuations and a $353,000 realized loss for settled contracts.

Effect of Derivative Instruments on the Consolidated Balance Sheets

Fair Value of Derivative Instruments as of June 30, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives not designated as
hedging instruments:

Commodity derivatives	Fair value of derivatives:		Fair value of derivatives:
	Current	$ 16,264	Current	$ -
	Non-current	8,128	Non-current	-
Total		$ 24,392		$ -

Fair Value of Derivative Instruments as of December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives not designated as
hedging instruments:

Commodity derivatives	Fair value of derivatives:		Fair value of derivatives:
	Current	$ -	Current	$ 5,907
	Non-current	4,427	Non-current	-
Total		$ 4,427		$ 5,907

Gross to Net Presentation Reconciliation of Derivative Assets and Liabilities

	June 30, 2010
	Assets	Liabilities
	(In thousands)
Fair value of derivatives – gross presentation	$31,703	$7,311
Effects of netting arrangements	(7,311)	(7,311)
Fair value of derivatives – net presentation	$24,392	$-

	December 31, 2009
	Assets	Liabilities
	(In thousands)
Fair value of derivatives – gross presentation	$20,105	$21,585
Effects of netting arrangements	(15,678)	(15,678)
Fair value of derivatives – net presentation	$4,427	$5,907

All of our derivative contracts are with JPMorgan Chase Bank, N.A.  We have elected to net the outstanding positions with this counterparty between current and non-current assets or liabilities.

Effect of Derivative Instruments on the Consolidated Statements of Operations

Amount of Gain or (Loss) Recognized in Earnings
Six Months Ended
	Location of Gain or (Loss)	June 30,
	Recognized in Earnings	2010	2009
(In thousands)
Derivatives not designated as
hedging instruments:

Commodity derivatives	Other income (expense) -
	Gain (loss) on derivatives	$ 31,284	$ (19,260)
Total		$ 31,284	$ (19,260)

7.	Financial Instruments

Cash and cash equivalents, receivables, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments.  Indebtedness under our secured bank credit facility was estimated to have a fair value approximating the carrying amount since the interest rate is generally market sensitive.  The estimated fair value of our Senior Notes at June 30, 2010 and December 31, 2009 was approximately $219.9 million and $198 million respectively, based on market valuations.

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

The only financial assets and liabilities measured on a recurring basis at June 30, 2010 and December 31, 2009 were commodity derivatives.  Information regarding these assets and liabilities is summarized below:

	June 30,	December 31,
	2010	2009
	Significant Other	Significant Other
	Observable Inputs	Observable Inputs
Description	(Level 2)	(Level 2)
	(In thousands)
Assets:
Fair value of commodity derivatives	$24,392	$4,427
Total assets	$24,392	$4,427

Liabilities:
Fair value of commodity derivatives	$-	$5,907
Total liabilities	$-	$5,907

8.	Income Taxes

Our effective federal and state income tax expense rate for the six months ended June 30, 2010 of 35.5% differed from the statutory federal rate of 35% due primarily to increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

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

In December 2009, we modified the prior plan of disposition established in April 2009.  Based on improved oil prices, we escalated our developmental drilling program and put six of the drilling rigs previously held for sale back to work and transferred their estimated fair value of $11.4 million to property and equipment.  Assets held for sale at June 30, 2010 and December 31, 2009 consist of the remaining two 2,000 horsepower drilling rigs at a combined estimated fair value of $7.4 million.

10.	Purchases and Sales of Assets and Impairments of Inventory

Net gains and losses on sales of assets and impairments of inventory for the six months ended June 30, 2010 and June 30, 2009 are as follows:

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)

Gain on sales of assets	$399	$663

Loss on sales of assets and impairment
of inventory:
Loss on sales of assets	(1,443)	(455)
Impairment of inventory	-	(3,390)
	(1,443)	(3,845)

Net loss	$(1,044)	$(3,182)

In June 2010, we sold our interests in 22 operated and 76 non-operated producing wells in North Louisiana for net proceeds of $73.1 million, after giving effect to customary closing adjustments and the allocation of approximately $2 million of proceeds to applicable APO Partnerships (see Note 5), resulting in a loss on the sale of approximately $1.4 million during the second quarter of 2010.  Proceeds from the sale were used to repay indebtedness under our revolving credit facility.  The assets that were sold in this transaction represented substantially all of our proved oil and gas properties in North Louisiana but did not meet the criteria for treatment as discontinued operations under applicable accounting standards.

Also in June 2010, we acquired from a group of private investors an undivided 14% working interest in 36 Wolfberry operated wells in Andrews County, Texas for $9.6 million, after customary closing adjustments.  This purchase increased our working interest in these 36 wells to 100%.  In addition to the oil and gas reserves attributable to the acquired interests, the Company increased its stake in approximately 5,700 gross acres under lease in this area from 86% to 100%.

We maintain an inventory of tubular goods and other well equipment for use in our exploration and development drilling activities.  Inventory is carried at the lower of average cost or estimated fair market value.  We categorize the measurement of fair value of inventory as Level 2 under applicable accounting standards.  To determine estimated fair value of inventory, we subscribe to market surveys and obtain quotes from equipment dealers for similar equipment.  We then correlate the data as needed to estimate the fair value of the specific items (or groups of similar items) in our inventory.  If the estimated fair values for those specific items (or groups of similar items) in our inventory are less than the related average cost, a provision for impairment is made.  In 2009, we recorded a $3.4 million non-cash impairment of inventory to reduce the carrying cost to its fair market value at June 30, 2009.

11.	Oil and Gas Properties

The following sets forth the capitalized costs for oil and gas properties as of June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009
	(In thousands)
Proved properties	$1,531,514	$1,532,508
Unproved properties	33,851	47,156
Total capitalized costs	1,565,365	1,579,664
Accumulated depreciation, depletion and amortization	(934,343)	(945,047)
Net capitalized costs	$631,022	$634,617

12.	Impairment of Property and Equipment

We impair our unproved oil and gas properties when we determine that a prospect’s carrying value exceeds its estimated fair value.  We categorize the measurement of fair value of these assets as Level 3 inputs.  Unproved properties are nonproducing and do not have estimable cash flow streams.  Therefore, we estimate the fair value of individually significant prospects by obtaining, when available, information about recent market transactions in the vicinity of the prospects and adjust the market data as needed to give consideration to location of the prospects to known fields and reservoirs, the extent of geological and geophysical data on the prospects, the remaining terms of leases holding the acreage in the prospects, recent drilling results in the vicinity of the prospects, and other risk-related factors such as drilling and completion costs, estimated product prices and other economic factors.  Individually insignificant prospects are grouped and impaired based on remaining lease terms and our historical experience with similar prospects.  We recorded provisions for impairment of unproved properties aggregating $5.5 million in 2010 and $15 million in 2009, respectively, and charged these impairments to exploration costs in the accompanying statements of operations.

We also recorded an impairment of proved properties of $11.1 million relating to a non-core area in the Permian Basin to reduce the carrying value of those properties to their estimated fair value at June 30, 2010.

In the second quarter of 2009, we recorded a charge for impairment of property and equipment of approximately $32.1 million in our statement of operations related to a plan of disposition to sell eight of the twelve drilling rigs operated by Desta Drilling (see Note 9).

13.	Segment Information

We have two reportable operating segments, which are oil and gas exploration and production and contract drilling services.

The following tables present selected financial information regarding our operating segments for the three-month and six-month periods ended June 30, 2010 and 2009.

For the Three Months Ended
June 30, 2010
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total

Revenues	$77,483	$8,410	$(8,410)	$77,483
Depreciation, depletion and amortization (a)	36,097	2,495	(2,041)	36,551
Other operating expenses (b)	34,373	6,642	(5,936)	35,079
Interest expense	6,241	3	-	6,244
Other (income) expense	(21,999)	-	-	(21,999)
Income (loss) before income taxes	22,771	(730)	(433)	21,608

Income tax (expense) benefit	(7,900)	255	-	(7,645)

Net income (loss)	14,871	(475)	(433)	13,963

Net income (loss) attributable to
Clayton Williams Energy, Inc	$14,871	$(475)	$(433)	$13,963

Total assets	$757,998	$37,078	$(10)	$795,066
Additions to property and equipment	$82,906	$4,021	$-	$86,927

For the Six Months Ended
June 30, 2010
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total

Revenues	$157,314	$14,383	$(14,383)	$157,314
Depreciation, depletion and amortization (a)	60,857	4,833	(3,527)	62,163
Other operating expenses (b)	67,236	11,248	(10,059)	68,425
Interest expense	12,350	3	-	12,353
Other (income) expense	(33,128)	-	-	(33,128)
Income (loss) before income taxes	49,999	(1,701)	(797)	47,501

Income tax (expense) benefit	(17,458)	595	-	(16,863)

Net income (loss)	32,541	(1,106)	(797)	30,638

Net income (loss) attributable to
Clayton Williams Energy, Inc	$32,541	$(1,106)	$(797)	$30,638

Total assets	$757,998	$37,078	$(10)	$795,066
Additions to property and equipment	$138,000	$7,579	$-	$145,579

For the Three Months Ended
June 30, 2009
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total

Revenues	$59,042	$8,327	$(6,866)	$60,503
Depreciation, depletion and amortization (a)	25,881	33,284	(911)	58,254
Other operating expenses (b)	40,417	1,197	(5,903)	35,711
Interest expense	5,388	348	-	5,736
Other (income) expense	20,944	-	-	20,944
Income (loss) before income taxes	(33,588)	(26,502)	(52)	(60,142)

Income tax (expense) benefit	12,669	9,274	-	21,943
Net income (loss)	(20,919)	(17,228)	(52)	(38,199)
Less income attributable to
noncontrolling interest, net of tax	-	(409)	-	(409)

Net income (loss) attributable to
Clayton Williams Energy, Inc	$(20,919)	$(17,637)	$(52)	$(38,608)

Total assets	$816,564	$44,709	$-	$861,273
Additions to property and equipment	$20,358	$2,190	$-	$22,548

For the Six Months Ended
June 30, 2009
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total

Revenues	$111,604	$17,513	$(10,832)	$118,285
Depreciation, depletion and amortization (a)	60,872	36,022	(2,175)	94,719
Other operating expenses (b)	93,300	3,890	(8,542)	88,648
Interest expense	10,293	881	-	11,174
Other (income) expense	17,533	-	-	17,533
Income (loss) before income taxes	(70,394)	(23,280)	(115)	(93,789)

Income tax (expense) benefit	26,179	8,142	-	34,321
Net income (loss)	(44,215)	(15,138)	(115)	(59,468)
Less income attributable to
noncontrolling interest, net of tax	-	(1,455)	-	(1,455)

Net income (loss) attributable to
Clayton Williams Energy, Inc	$(44,215)	$(16,593)	$(115)	$(60,923)

Total assets	$816,564	$44,709	$-	$861,273
Additions to property and equipment	$55,047	$2,190	$-	$57,237

  (a)   Includes impairment of property and equipment.
(b)
Includes the following expenses:  production, exploration, natural gas services, accretion of abandonment obligations, general and administrative and loss on sales of assets and impairment of inventory.

14.	Guarantor Financial Information

In July 2005, CWEI (“Issuer”) issued $225 million of Senior Notes (see Note 3).  All of the Issuer’s wholly-owned and active subsidiaries which have jointly and severally, irrevocably and unconditionally guaranteed the performance and payment when due of all obligations under the Senior Notes are referred to as “Guarantor Subsidiaries” in the following condensed consolidating financial statements.  Prior to August 2009, neither Desta Drilling nor WCEP, LLC, the general partner of West Coast Energy Properties, L.P., an affiliated limited partnership, were guarantors of the Senior Notes, but in August 2009, Desta Drilling became a guarantor of the Senior Notes.  As a result, we have reclassified the condensed consolidating financial statements for the three months and six months ended June 30, 2009 in this Note 14 to include the accounts of Desta Drilling in the Guarantor Subsidiaries column and to reflect only the accounts of WCEP, LLC in the Non-Guarantor Subsidiary column.

The financial information which follows sets forth our condensed consolidating financial statements as of and for the periods indicated.

Condensed Consolidating Balance Sheet
June 30, 2010
(Unaudited)			Non-
(Dollars in thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

Current assets	$188,916	$143,566	$1,161	$(222,953)	$110,690
Property and equipment, net	329,526	334,144	6,218	-	669,888
Investments in subsidiaries	113,235	-	-	(113,235)	-
Other assets	14,353	135	-	-	14,488
Total assets	$646,030	$477,845	$7,379	$(336,188)	$795,066

Current liabilities	$155,912	$152,713	$173	$(222,953)	$85,845
Non-current liabilities:
Long-term debt	356,000	-	-	-	356,000
Other	47,817	62,353	141	(3)	110,308
	403,817	62,353	141	(3)	466,308

Stockholders’ equity	86,301	262,779	7,065	(113,232)	242,913

Total liabilities and
stockholders’ equity	$646,030	$477,845	$7,379	$(336,188)	$795,066

Condensed Consolidating Balance Sheet
December 31, 2009
(Dollars in thousands)			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

Current assets	$205,950	$146,443	$920	$(249,716)	$103,597
Property and equipment, net	326,149	337,566	6,331	-	670,046
Investments in subsidiaries	112,018	-	-	(112,018)	-
Other assets	10,348	613	-	-	10,961
Total assets	$654,465	$484,622	$7,251	$(361,734)	$784,604

Current liabilities	$153,505	$180,357	$127	$(249,716)	$84,273
Non-current liabilities:
Long-term debt	395,000	-	-	-	395,000
Other	31,039	61,883	136	(2)	93,056
	426,039	61,883	136	(2)	488,056

Stockholders’ equity	74,921	242,382	6,988	(112,016)	212,275

Total liabilities and
stockholders' equity	$654,465	$484,622	$7,251	$(361,734)	$784,604

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2010
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
Total revenue	$46,973	$30,516	$174	$(180)	$77,483
Costs and expenses	50,062	21,604	144	(180)	71,630
Operating income (loss)	(3,089)	8,912	30	-	5,853
Other income (expense)	14,148	1,573	34	-	15,755
Income tax (expense) benefit	(7,645)	-	-	-	(7,645)

Net income (loss)	$3,414	$10,485	$64	$-	$13,963

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2010
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
Total revenue	$94,989	$62,316	$353	$(344)	$157,314
Costs and expenses	88,119	42,487	326	(344)	130,588
Operating income (loss)	6,870	19,829	27	-	26,726
Other income (expense)	17,711	2,994	70	-	20,775
Income tax (expense) benefit	(16,863)	-	-	-	(16,863)

Net income (loss)	$7,718	$22,823	$97	$-	$30,638

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2009
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
Total revenue	$34,094	$33,380	$147	$(7,118)	$60,503
Costs and expenses	46,624	54,011	397	(7,067)	93,965
Operating income (loss)	(12,530)	(20,631)	(250)	(51)	(33,462)
Other income (expense)	(27,770)	1,052	38	-	(26,680)
Income tax (expense) benefit	21,943	-	-	-	21,943
Noncontrolling interest,
net of tax	(409)	-	-	-	(409)

Net income (loss)	$(18,766)	$(19,579)	$(212)	$(51)	$(38,608)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2009
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
Total revenue	$67,633	$61,745	$267	$(11,360)	$118,285
Costs and expenses	110,443	83,554	615	(11,245)	183,367
Operating income (loss)	(42,810)	(21,809)	(348)	(115)	(65,082)
Other income (expense)	(30,669)	1,888	74	-	(28,707)
Income tax (expense) benefit	34,321	-	-	-	34,321
Noncontrolling interest,
net of tax	(1,455)	-	-	-	(1,455)

Net income (loss)	$(40,613)	$(19,921)	$(274)	$(115)	$(60,923)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2010
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
Operating activities	$47,044	$45,919	$187	$3,527	$96,677
Investing activities	(40,269)	(17,471)	(48)	(3,527)	(61,315)
Financing activities	(10,491)	(28,554)	45	-	(39,000)
Net increase (decrease) in
cash and cash equivalents	(3,716)	(106)	184	-	(3,638)

Cash at the beginning of
the period	11,839	1,344	830	-	14,013

Cash at end of the period	$8,123	$1,238	$1,014	$-	$10,375

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2009
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
Operating activities	$47,424	$(9,871)	$167	$2,150	$39,870
Investing activities	(106,413)	27,505	(45)	(2,150)	(81,103)
Financing activities	33,188	(17,211)	-	-	15,977
Net increase (decrease) in
cash and cash equivalents	(25,801)	423	122	-	(25,256)

Cash at the beginning of
the period	35,381	5,054	764	-	41,199

Cash at end of the period	$9,580	$5,477	$886	$-	$15,943

15.	Subsequent Events

We have evaluated events and transactions that occurred after the balance sheet date of June 30, 2010.  We did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the consolidated financial statements.

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

Should one or more of the risks or uncertainties described above or elsewhere in our Form 10-K for the year ended December 31, 2009 and in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.  We specifically disclaim all responsibility to publicly update or revise any information contained in a forward-looking statement or any forward-looking statement in its entirety.

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

•	Improved drilling efficiencies by acquiring the noncontrolling interest in Desta Drilling, giving us full control over the management and operation of drilling services;

•	Purchased casing and tubing for more than 175 wells at discounts to then-current market prices; and

•	Entered into derivative contracts for most of our estimated proved developed oil production for 2010 and 2011 at average prices of $76.50 and $84.38 per barrel, respectively.

We currently plan to spend approximately $315.4 million on exploration and development activities in fiscal 2010.  By comparison, we spent $138.3 million in fiscal 2009 on exploration and development activities.  We continue to evaluate and manage our portfolio of assets and monitor the extent to which changes in commodity prices could affect our financial liquidity.  We believe we are taking appropriate actions to position our business for long-term growth and sustainability.

Key Factors to Consider

The following summarizes the key factors considered by management in the review of our financial condition and operating performance for the second quarter of 2010 and the outlook for the remainder of 2010.

•	Our oil and gas sales for the second quarter increased $19.7 million, or 34%, from 2009 due substantially to increases in prices for both oil and gas.

•
Our oil and gas production for the second quarter of 2010 was 6% lower on a barrel of oil equivalent (“BOE”) basis than in the comparable period in 2009.  Our oil production increased 13% compared to the second quarter of 2009 while gas production declined 27%.

•
We recorded a $21 million net gain on derivatives in the second quarter of 2010, consisting of a $17.3 million non-cash gain for changes in mark-to-market valuations and a $3.7 million realized gain on settled contracts.  For the same period in 2009, we reported a $21.8 million net loss on derivatives consisting of a $20.3 million loss for changes in mark-to-market valuations and a $1.5 million realized loss on settled contracts.  Since we do not presently designate our derivatives as cash flow hedges under applicable accounting standards, we recognize the full effect of changing prices on mark-to-market valuations as a current charge or credit to our results of operations.

•
We recorded a non-cash charge of $11.1 million for impairment of property and equipment to reduce the carrying value of certain non-core oil and gas properties in the Permian Basin to their estimated fair market value at June 30, 2010.

•
During the second quarter of 2010, we decreased borrowings under our revolving credit facility by $39 million from $170 million at December 31, 2009 to $131 million at June 30, 2010 due primarily to proceeds received from the sale of properties in North Louisiana.

Recent Exploration and Development Activities

Overview
Since the second quarter of 2009, we have been primarily committed to drilling developmental oil wells in the Permian Basin and the Austin Chalk (Trend).  We currently plan to spend approximately $315.4 million on exploration and development activities during fiscal 2010, of which approximately 96% is expected to be spent on developmental drilling.  We may increase or decrease our planned activities, depending upon drilling results, operating margins, the availability of capital resources, and other factors affecting the economic viability of such activities.

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

We spent $86.1 million in the Permian Basin during the first half of 2010 on drilling and completion activities and $3.1 million on seismic and leasing activities.  In addition, we spent $9.6 million to acquire an undivided 14% working interest in 36 Wolfberry operated wells in Andrews County, Texas.  We drilled 41 gross (38.1 net) operated wells in the Permian Basin and conducted various remedial operations on other wells in the first half of 2010.  We currently plan to spend approximately $210.7 million on drilling and completion activities and $14.2 million for seismic and leasing activities in the Permian Basin during fiscal 2010.  Our activities are expected to be concentrated in the following areas.

Andrews County - Wolfberry
We have a large acreage block in Andrews County, Texas on which we have identified more than 200 potential locations for Wolfberry wells.  A Wolfberry well is a well that commingles production from the Spraberry and Wolfcamp formations.  We spent approximately $65.7 million in the Andrews County – Wolfberry on drilling and completion activities during the first half of 2010.  We currently plan to continue using five of our rigs to drill and complete approximately 50 additional wells during the remainder of the year at an estimated cost of $104 million, net to our working interest.

Fuhrman-Mascho Field
We also resumed a drilling program in the Fuhrman-Mascho Field in Andrews County, Texas beginning in July 2009.  In fiscal 2010, we plan to drill and complete approximately 14 wells at an estimated cost of $4.1 million, net to our working interest.

New Mexico
We currently plan to drill additional development wells in Eddy County, New Mexico targeting the Yeso, San Andres and Grayburg formations.  In fiscal 2010, we plan to drill and complete approximately 15 wells at an estimated cost of $6.6 million, net to our working interest.

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

We spent $28.9 million in the Austin Chalk (Trend) area during the first half of 2010 and we plan to use three of our rigs to drill and complete approximately 18 additional wells in the remainder of the year at an estimated cost of $35 million, net to our working interest.

Eagle Ford Shale
The Eagle Ford Shale is a formation immediately beneath the Austin Chalk (Trend) formation.  In February 2010, we completed our first Eagle Ford Shale well, the Broesche Unit #1 in Burleson County.  This well was drilled to a total vertical depth of 7,580 feet with a 4,880 foot lateral and was completed with a 9 stage frac.  In June 2010, we completed the Smalley-Robinson Unit #1 in Burleson County which was drilled to total vertical depth of 7,020 feet with a 5,500 foot lateral and was completed with a 13 stage frac.  We are continuing to evaluate the production data from both wells and may drill additional wells in order to determine if an Eagle Ford Shale drilling program is economically viable.

South Louisiana
In the first quarter of 2010, we successfully drilled and completed the State Lease 17378 #4, a developmental well in Plaquemines Parish.  During the second quarter of 2010, we also drilled and are currently completing the State Lease 19964 #1, an exploratory well in Plaquemines Parish.  We plan to spend $8.7 million in fiscal 2010 in connection with the drilling and completion of these two wells, of which $5 million was incurred in the first half of 2010.

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

Depressed natural gas prices have limited our opportunities to participate in drilling new gas wells, and we will continue to be very selective until we believe gas prices are more favorable.  We spent $1.6 million in the East Texas Bossier area during the first half of 2010 primarily for seismic and leasing activities.

Known Trends and Uncertainties
We currently have enough in-fill drilling locations within our Austin Chalk (Trend) area to sustain drilling throughout the remainder of 2010, but our ability to continue developmental drilling beyond 2010 is uncertain.  During the first quarter of 2010, we drilled a step-out well in Lee County, Texas to determine the viability of expanding our Austin Chalk (Trend) developmental drilling program to the southwest of our core properties.  Depending on the results of our on-going evaluation of this well’s production performance, we may be able to extend our Austin Chalk (Trend) drilling program into 2011 and subsequent years.  In addition, we are continuing efforts to identify other opportunities for growth in the Austin Chalk (Trend) area, including the addition of reserves and production through improved technology, acquisitions of proved reserves, and participation agreements with industry partners.

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

	Three Months Ended
	June 30,
	2010	2009
Oil and Gas Production Data:
Oil (MBbls)	808	716
Gas (MMcf)	2,807	3,856
Natural gas liquids (MBbls)	60	59
Total (MBOE)	1,336	1,418

Average Realized Prices (a):
Oil ($/Bbl)	$74.27	$56.55
Gas ($/Mcf)	$5.14	$3.84
Natural gas liquids ($/Bbl)	$40.13	$24.53

Gain (Loss) on Settled Derivative Contracts (a):
($ in thousands, except per unit)
Oil: Net realized loss	$(1,249)	$(4,572)
Per unit produced ($/Bbl)	$(1.55)	$(6.39)
Gas: Net realized gain	$4,964	$3,088
Per unit produced ($/Mcf)	$1.77	$.80

Average Daily Production:
Oil (Bbls):
Permian Basin	5,390	4,058
Austin Chalk (Trend)	2,835	2,742
North Louisiana	137	273
South Louisiana	435	701
Other	82	94
Total	8,879	7,868

Gas (Mcf):
Permian Basin	13,263	15,432
Austin Chalk (Trend)	1,810	2,412
North Louisiana	5,747	11,445
South Louisiana	4,930	7,699
Cotton Valley Reef Complex	4,072	3,781
Other	1,024	1,605
Total	30,846	42,374

Natural Gas Liquids (Bbls):
Permian Basin	356	248
Austin Chalk (Trend)	185	290
North Louisiana	26	37
South Louisiana	86	60
Other	6	13
Total	659	648

(Continued)

	Three Months Ended
	June 30,
	2010	2009
Exploration Costs (in thousands):
Abandonment and impairment costs:
North Louisiana	$739	$848
South Louisiana	1,148	85
Permian Basin	-	309
East Texas Bossier	735	1,917
Utah	44	558
Mississippi	4	-
Other	221	788
Total	2,891	4,505

Seismic and other	974	1,388
Total exploration costs	$3,865	$5,893

Depreciation, Depletion and Amortization (in thousands):
Oil and gas depletion	$24,813	$25,671
Contract drilling depreciation	454	305
Other depreciation	170	210
Total DD&A	$25,437	$26,186

Oil and Gas Costs ($/BOE Produced):
Production costs	$15.39	$12.90
Production costs (excluding production taxes)	$12.25	$10.16
Oil and gas depletion	$18.57	$18.10

Net Wells Drilled (b):
Exploratory Wells	1.1	1.2
Developmental Wells	26.3	5.9

	Six Months Ended
	June 30,
	2010	2009
Oil and Gas Production Data:
Oil (MBbls)	1,560	1,467
Gas (MMcf)	6,135	8,469
Natural gas liquids (MBbls)	117	112
Total (MBOE)	2,700	2,991

Average Realized Prices (a):
Oil ($/Bbl)	$75.10	$46.55
Gas ($/Mcf)	$5.48	$4.25
Natural gas liquids ($/Bbl)	$43.08	$23.78

Gain (Loss) on Settled Derivative Contracts (a):
($ in thousands, except per unit)
Oil: Net realized loss	$(2,871)	$(4,839)
Per unit produced ($/Bbl)	$(1.84)	$(3.30)
Gas: Net realized gain	$8,283	$4,486
Per unit produced ($/Mcf)	$1.35	$.53

(Continued)

	Six Months Ended
	June 30,
	2010	2009
Average Daily Production:
Oil (Bbls):
Permian Basin	5,151	4,256
Austin Chalk (Trend)	2,717	2,942
North Louisiana	142	271
South Louisiana	530	548
Other	79	88
Total	8,619	8,105

Gas (Mcf):
Permian Basin	13,586	15,553
Austin Chalk (Trend)	2,169	2,718
North Louisiana	7,225	12,989
South Louisiana	6,213	10,132
Cotton Valley Reef Complex	3,802	4,026
Other	900	1,372
Total	33,895	46,790

Natural Gas Liquids (Bbls):
Permian Basin	314	238
Austin Chalk (Trend)	228	299
North Louisiana	15	19
South Louisiana	83	52
Other	6	11
Total	646	619

Exploration Costs (in thousands):
Abandonment and impairment costs:
North Louisiana	$1,748	$1,108
South Louisiana	1,148	813
Permian Basin	13	764
East Texas Bossier	2,248	10,784
Utah	64	2,332
Mississippi	327	311
Other	221	805
Total	5,769	16,917

Seismic and other	2,634	5,658
Total exploration costs	$8,403	$22,575

Depreciation, Depletion and Amortization (in thousands):
Oil and gas depletion	$49,401	$60,433
Contract drilling depreciation	1,307	1,779
Other depreciation	341	439
Total DD&A	$51,049	$62,651

Oil and Gas Costs ($/BOE Produced):
Production costs	$15.37	$12.49
Production costs (excluding production taxes)	$12.22	$10.44
Oil and gas depletion	$18.30	$20.20

Net Wells Drilled (b):
Exploratory Wells	2.2	1.4
Developmental Wells	52.6	11.9

(a) No derivatives were designated as cash flow hedges in 2010 or 2009. All gains or losses on settled derivatives were included in other income (expense) - gain (loss) on derivatives.
(b) Excludes wells being drilled or completed at the end of each period.

Operating Results – Three-Month Periods

The following discussion compares our results for the three months ended June 30, 2010 to the comparative period in 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective quarterly period.

Oil and gas operating results

Oil and gas sales in 2010 increased $19.7 million, or 34%, from 2009.  Price variances accounted for an increase of $18.9 million while production variances accounted for the remaining $800,000 increase.  Production in 2010 (on a BOE basis) was 6% lower than 2009, despite additions from our developmental drilling programs.  Oil production increased 13% in 2010 from 2009 while gas production decreased 27% in 2010 from 2009.  Most of the decrease in gas production from 2009 levels was attributed to a combination of normal production declines from existing wells and the loss of production related to the sale of certain properties in North Louisiana in June 2010.  In 2010, our realized oil price was 31% higher than 2009, and our realized gas price was 34% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, increased 12% in 2010 as compared to 2009 due primarily to increases in the cost of oilfield services and to an increase in production taxes caused by increases in commodity prices.  After giving effect to a 6% decrease in oil and gas production on a BOE basis, production costs per BOE increased 19% from $12.90 per BOE in 2009 to $15.39 per BOE in 2010.

Oil and gas depletion expense decreased $900,000 from 2009 to 2010, of which production variances accounted for a $1.5 million decrease, offset by a $600,000 increase due to rate variances.  On a BOE basis, depletion expense increased 3% from $18.10 per BOE in 2009 to $18.57 per BOE in 2010.  Depletion expense per BOE of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration and development activities result in higher finding costs.

We recorded a provision for impairment of property and equipment of $11.1 million during 2010 for certain non-core oil and gas properties in the Permian Basin to reduce the carrying value of those properties to their estimated fair value at June 30, 2010.

Exploration costs

Since we follow the successful efforts method of accounting, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2010, we charged to expense $3.9 million of exploration costs, as compared to $5.9 million in 2009.

At June 30, 2010, our capitalized unproved oil and gas properties totaled $33.9 million, of which approximately $20.7 million was attributable to unproved acreage.  Therefore, our results of operations in future periods may be adversely affected by abandonments and impairments related to unproved oil and gas properties.

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

General and Administrative

General and administrative (“G&A”) expenses increased 25% from $6.3 million in 2009 to $7.8 million in 2010.  Employee compensation expense related to non-equity incentive plans was $3 million in 2010 compared to $1.3 million in 2009.  Excluding employee compensation related to non-equity incentive plans, G&A expenses decreased from $5 million in 2009 to $4.8 million in 2010.

Interest expense

Interest expense increased 9% from $5.7 million in 2009 to $6.2 million in 2010 primarily due to higher average levels of debt.  The average daily principal balance outstanding under our revolving credit facility for 2010 was $180.6 million compared to $116.5 million for 2009.  Increased borrowings on our revolving credit facility accounted for a $388,000 increase in interest expense, while higher interest rates and fees resulted in an increase of approximately $225,000.  In addition, interest expense associated with Desta Drilling’s secured term loan was $303,000 in 2009.  In August 2009, we repaid all of Desta Drilling’s debt.

Gain/loss on derivatives

We did not designate any derivative contracts in 2010 or 2009 as cash flow hedges; therefore all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  For the three months ended June 30, 2010, we reported a $21 million net gain on derivatives, consisting of a $17.3 million non-cash gain to mark our derivative positions to their fair value at June 30, 2010 and a $3.7 million realized gain on settled contracts.  For the three months ended June 30, 2009, we reported a $21.8 million net loss on derivatives, consisting of a $20.3 million non-cash loss to mark our derivative positions to their fair value at June 30, 2009 and a $1.5 million realized loss on settled contracts.  Because oil and gas prices are volatile, and because we do not account for our derivatives as cash flow hedges, the effect of mark-to-market valuations on our gain/loss on derivatives can cause significant volatility in our results of operations.

Gain/loss on sales of assets and impairment of inventory

We recorded a net loss of $1.3 million on sales of assets and impairment of inventory compared to a net gain of $84,000 in 2009.  The 2010 loss related primarily to the sale of our interests in 22 operated and 76 non-operated producing wells in North Louisiana for net proceeds of $73.1 million, after giving effect to customary closing adjustments and the allocation of approximately $2 million of proceeds to applicable APO Partnerships.  The 2009 gain was related to a $480,000 gain on the sale of a property offset by a $396,000 loss related to the write-down of inventory to its estimated market value at June 30, 2009.

Income tax expense

Our estimated effective income tax rate in 2010 of 35.4% differed from the statutory federal rate of 35% due primarily to increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

Operating Results – Six-Month Periods

The following discussion compares our results for the six months ended June 30, 2010 to the comparative period in 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective six-month period.

Oil and gas operating results

Oil and gas sales in 2010 increased $48 million, or 44%, from 2009.  Price variances accounted for an increase of $54.4 million while production variances accounted for a $6.4 million decrease.  Production in 2010 (on a BOE basis) was 10% lower than 2009, despite additions from our developmental drilling programs.  Oil production increased 6% in 2010 from 2009 while gas production decreased 28% in 2010 from 2009.  Most of the decrease in gas production from 2009 levels was attributed to a combination of normal production declines from existing wells and the loss of production related to the sale of certain properties in North Louisiana in June 2010.  In 2010, our realized oil price was 61% higher than 2009, and our realized gas price was 29% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, increased 11% in 2010 as compared to 2009 due primarily to higher production taxes caused by increases in commodity prices and the cost of oilfield services.  After giving effect to a 10% decrease in oil and gas production on a BOE basis, production costs per BOE increased 23% from $12.49 per BOE in 2009 to $15.37 per BOE in 2010.

Oil and gas depletion expense decreased $11 million from 2009 to 2010, of which production variances accounted for a $5.9 million decrease and rate variances accounted for a $5.1 million decrease.  On a BOE basis, depletion expense decreased 9% from $20.20 per BOE in 2009 to $18.30 per BOE in 2010 due to a decrease in production volumes and a combination of lower depletable costs and higher estimated reserve quantities in 2010 compared to the 2009 period.  In fiscal 2009, we reduced our carrying value of proved properties by $27 million under applicable accounting standards relating to impairments of proved properties primarily in South Louisiana relating to well performance.  Depletion expense per BOE of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration and development activities result in higher finding costs.

We recorded a provision for impairment of property and equipment of $11.1 million during 2010 for certain non-core oil and gas properties in the Permian Basin to reduce the carrying value of those properties to their estimated fair value at June 30, 2010.

Exploration costs

Since we follow the successful efforts method of accounting, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2010, we charged to expense $8.4 million of exploration costs, as compared to $22.6 million in 2009.

At June 30, 2010, our capitalized unproved oil and gas properties totaled $33.9 million, of which approximately $20.7 million was attributable to unproved acreage.  Therefore, our results of operations in future periods may be adversely affected by abandonments and impairments related to unproved oil and gas properties.

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

General and Administrative

G&A expenses increased 30% from $10.8 million in 2009 to $14.1 million in 2010.  Employee compensation expense related to non-equity incentive plans was $5.1 million in 2010 compared to $2 million in 2009.  Excluding employee compensation related to non-equity incentive plans, G&A expenses increased from $8.8 million in 2009 to $9 million in 2010.

Interest expense

Interest expense increased 11% from $11.2 million in 2009 to $12.4 million in 2010 primarily due to higher average levels of debt.  The average daily principal balance outstanding under our revolving credit facility for 2010 was $186.5 million compared to $106.2 million for 2009.  Increased borrowings on our revolving credit facility accounted for an $897,000 increase in interest expense, while higher interest rates and fees resulted in an increase of approximately $666,000.  In addition, interest expense associated with Desta Drilling’s secured term loan was $725,000 in 2009, and capitalized interest for 2010 was $178,000 compared to $465,000 in 2009.  In August 2009, we repaid all of Desta Drilling’s debt.

Gain/loss on derivatives

We did not designate any derivative contracts in 2010 or 2009 as cash flow hedges; therefore all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  For the six months ended June 30, 2010, we reported a $31.3 million net gain on derivatives, consisting of a $25.9 million non-cash gain to mark our derivative positions to their fair value at June 30, 2010 and a $5.4 million realized gain on settled contracts.  For the six months ended June 30, 2009, we reported a $19.3 million net loss on derivatives, consisting of an $18.9 million non-cash loss to mark our derivative positions to their fair value at June 30, 2009 and a $353,000 realized loss on settled contracts.  Because oil and gas prices are volatile, and because we do not account for our derivatives as cash flow hedges, the effect of mark-to-market valuations on our gain/loss on derivatives can cause significant volatility in our results of operations.

Gain/loss on sales of assets and impairment of inventory

We recorded a net loss of $1 million on sales of assets and impairment of inventory compared to a net loss of $3.2 million in 2009.  The 2010 loss related primarily to the sale of our interests in 22 operated and 76 non-operated producing wells in North Louisiana for net proceeds of $73.1 million, after giving effect to customary closing adjustments and the allocation of approximately $2 million of proceeds to applicable APO Partnerships.  The 2009 loss was related primarily to the write-down of inventory to its estimated market value at June 30, 2009.

Income tax expense

Our estimated effective income tax rate in 2010 of 35.5% differed from the statutory federal rate of 35% due primarily to increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

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

The Indenture governing the issuance of our 7¾% Senior Notes due 2013 contains covenants that restrict our ability to incur indebtedness.  We currently have, and expect to have in 2010, the ability under the Indenture to incur indebtedness as needed in 2010 to fund our exploration and development activities.

Capital expenditures

We incurred expenditures for exploration and development activities of $140.4 million during the first six months of 2010 and we currently plan to spend $315.4 million for fiscal 2010.  The following table summarizes, by area, our actual expenditures for exploration and development activities for the first half of 2010 and our planned expenditures for the year ending December 31, 2010.

	Actual	Planned
	Expenditures	Expenditures	2010
	Six Months Ended	Year Ended	Percentage
	June 30, 2010	December 31, 2010	of Total
	(In thousands)
Permian Basin	$98,800	$224,900	71%
Austin Chalk (Trend)/ Eagle Ford Shale	32,100	74,200	24%
South Louisiana	5,000	8,700	3%
California	700	2,000	1%
Other	3,800	5,600	1%
	$140,400	$315,400	100%

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

Our expenditures for exploration and development activities for the six months ended June 30, 2010 totaled $140.4 million, of which approximately 95% was on developmental drilling. We financed these expenditures with cash flow from operating activities and advances under the revolving credit facility.  Based on preliminary estimates, our internal cash flow forecasts indicate that the amount of funds available to us under our revolving credit facility, when combined with our anticipated operating cash flow, will be sufficient to finance our exploration and development activities and provide us with adequate liquidity through 2010.  Although we believe the assumptions and estimates made in our forecasts are reasonable, these forecasts are inherently uncertain and the borrowing base may be less than expected, cash flow may be less than expected, or capital expenditures may be more than expected.  In the event we lack adequate liquidity to finance our expenditures through 2010, we will consider options for obtaining alternative capital resources, including selling assets or accessing capital markets.

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

Cash flow provided by operating activities for the six months ended June 30, 2010 increased $57 million, or 143%, as compared to the corresponding period in 2009 due primarily to a 44% increase in oil and gas sales caused by higher commodity prices.

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

The banks redetermine the borrowing base under the revolving credit facility on a semi-annual basis, in May and November.  In addition, we or the banks may request an unscheduled borrowing base redetermination at other times during the year.  If at any time, the borrowing base is less than the amount of outstanding credit exposure under the revolving credit facility, we will be required to (1) pledge additional collateral, (2) prepay the principal amount of the loans in an amount sufficient to eliminate the excess, or (3) prepay the excess in six equal monthly installments.  In April 2010, the banks increased our borrowing base from $250 million to $300 million.

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

At our election, interest under the revolving credit facility is determined by reference to (1) LIBOR plus an applicable margin between 2% and 3% per annum or (2) the greatest of (A) the prime rate, (B) the federal funds rate plus .5% or (C) one-month LIBOR plus 1% plus, in any of (A), (B) or (C), an applicable margin between 1.125% and 2.125% per annum.  We also pay a commitment fee on the unused portion of the revolving credit facility equal to .5%.  Interest and fees are payable quarterly, except that interest on LIBOR-based tranches are due at maturity of each tranche but no less frequently than quarterly.  The effective annual interest rate on borrowings under the revolving credit facility, excluding bank fees and amortization of debt issue costs, for the six months ended June 30, 2010 was 3%.

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

Working capital computed for loan compliance purposes differs from our working capital in accordance with generally accepted accounting principles (“GAAP”).  Since compliance with financial covenants is a material requirement under the credit facilities, we consider the loan compliance working capital to be useful as a measure of our liquidity because it includes the funds available to us under the revolving credit facility and is not affected by the volatility in working capital caused by changes in fair value of derivatives.  Our GAAP reported working capital increased from $19.3 million at December 31, 2009 to $24.8 million at June 30, 2010.  After giving effect to the adjustments, our working capital computed for loan compliance purposes was $177.6 million at June 30, 2010, as compared to $104.4 million at December 31, 2009.  The following table reconciles our GAAP working capital to the working capital computed for loan compliance purposes at June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009
	(In thousands)
Working capital per GAAP	$24,845	$19,324
Add funds available under the revolving credit facility	168,975	79,196
Exclude fair value of derivatives classified as current assets or current liabilities	(16,264)	5,907
Working capital per loan covenant	$177,556	$104,427

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

We were in compliance with all financial and non-financial covenants at June 30, 2010.  However, if we increase leverage and our liquidity is reduced, we may fail to comply with one or more of these covenants in the future.  If we fail to meet any of these loan covenants, we would ask the banks to waive compliance, amend the loan agreement to allow us to become compliant or grant us sufficient time to obtain additional capital resources through alternative means.  If a suitable arrangement could not be reached with the banks, the banks could accelerate the indebtedness and seek to foreclose on the pledged assets.

The lending group under the revolving credit facility includes the following institutions:  JPMorgan Chase Bank, N.A., BNP Paribas, Union Bank, N.A., Bank of Scotland, Natixis, Compass Bank, Bank of Texas, N.A., The Frost National Bank, Keybank, N.A., and UBS Loan Finance, LLC.

From time to time, we engage in other transactions with lenders under the revolving credit facility.  Such lenders or their affiliates may serve as counterparties to our commodity and interest rate derivative agreements. As of June 30, 2010, JPMorgan Chase Bank, N.A. was the only counterparty to our commodity derivative agreements.  Our obligations under existing derivative agreements with our lenders are secured by the security documents executed by the parties under the revolving credit facility.

During the first six months in 2010, we decreased indebtedness outstanding under the revolving credit facility by $39 million.  At June 30, 2010, we had $131 million of borrowings outstanding under the revolving credit facility, leaving $169 million available on the facility after allowing for an outstanding letter of credit totaling $25,000.  In April 2010, the borrowing base established by the banks was increased to $300 million.  The revolving credit facility matures in May 2012.

7¾% Senior Notes due 2013

In July 2005, we issued, in a private placement, $225 million of aggregate principal amount of Senior Notes.  The Senior Notes were issued at face value and bear interest at 7¾% per year, payable semi-annually on February 1 and August 1 of each year, beginning February 1, 2006.

We may redeem some or all of the Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 101.938% for the twelve-month period beginning on August 1, 2010, and 100% beginning on August 1, 2011, for any period thereafter, in each case plus accrued and unpaid interest.

The Indenture governing the Senior Notes contains covenants that restrict the ability of us and our subsidiaries to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant provides that we may only incur indebtedness if the ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) exceeds 2.5 to 1 for the four most recently completed fiscal quarters.  However, this restriction does not prevent us from borrowing funds under the revolving credit facility provided that our outstanding balance on the facility does not exceed the greater of $150 million and 30% of Adjusted Consolidated Net Tangible Assets (as defined in the Indenture).  Based on our PV-10 Value at December 31, 2009, this alternative to the EBITDAX coverage test would not be available since our outstanding borrowings under the revolving credit facility currently exceed the maximum permitted.  We currently have, and expect to have in 2010, sufficient EBITDAX coverage under the Indenture to permit us to borrow funds as needed in 2010 to fund our exploration and development activities.  These covenants are subject to a number of important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at June 30, 2010.

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to June 30, 2010.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps:
	Oil		Gas
	Bbls	Price	MMBtu (a)	Price
Production Period:
3rd Quarter 2010	522,000	$76.40	1,750,000	$6.80
4th Quarter 2010	480,000	$76.24	1,680,000	$6.80
2011	1,656,000	$84.38	6,420,000	$7.07
	2,658,000		9,850,000

(a) One MMBtu equals one Mcf at a Btu factor of 1,000.

In March 2009, we terminated certain fixed-priced oil swaps covering 157,000 barrels at a price of $57.35 from July 2010 through December 2010, resulting in an aggregate loss of approximately $636,000, which will be paid to the counterparty monthly as the applicable contracts are settled.

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of our commodity derivatives.  A $1 per barrel change in the price of oil and a $.50 per MMBtu change in the price of gas would change the fair value of our commodity derivatives by approximately $7.2 million.

Interest Rates

We are exposed to interest rate risk on our long-term debt with a variable interest rate.  At June 30, 2010, our fixed rate debt had a carrying value of $225 million and an approximate fair value of $220 million, based on current market quotes.  We estimate that the hypothetical change in the fair value of our long-term debt resulting from a 100-basis point change in interest rates would be approximately $6 million.  Based on our outstanding variable rate indebtedness at June 30, 2010 of $131 million, a change in interest rates of 100-basis points would affect annual interest payments by $1.3 million.

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

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The recent adoption of derivatives legislation by the United States Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

The United States Congress recently adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market.  The new legislation was signed into law by the President on July 21, 2010 and requires the Commodities Futures Trading Commission (the “CFTC”) and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment.  The CFTC has also proposed regulations to set position limits for certain futures and option contracts in the major energy markets, although it is not possible at this time to predict whether or when the CFTC will adopt those rules or include comparable provisions in its rulemaking under the new legislation.  The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time.  The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty.  The new legislation and any new regulations could significantly increase the cost of derivative contracts (including requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks that we encounter, reduce our ability to monetize or restructure existing derivative contracts, and increase our exposure to less creditworthy counterparties.  If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures.  Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas.  Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices.  Any of these consequences could have a material adverse effect on us, our financial condition, and results of operations.

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

**10.1	Eighth Amendment to Amended and Restated Credit Agreement dated April 29, 2010, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on May 5, 2010††

*31.1	Certification by the President and Chief Executive Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

*31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

***32.1	Certifications by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*	Filed herewith
**	Incorporated by reference to the filing indicated
***	Furnished herewith
†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement
††	Filed under our Commission File No. 001-10924

CLAYTON WILLIAMS ENERGY, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CLAYTON WILLIAMS ENERGY, INC.

Date:	August 9, 2010	By:	/s/ L. Paul Latham
L. Paul Latham
Executive Vice President and Chief
Operating Officer

Date:	August 9, 2010	By:	/s/ Mel G. Riggs
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

**10.1	Eighth Amendment to Amended and Restated Credit Agreement dated April 29, 2010, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on May 5, 2010††

*31.1	Certification by the President and Chief Executive Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

*31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

***32.1	Certifications by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*	Filed herewith
**	Incorporated by reference to the filing indicated
***	Furnished herewith
†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement
††	Filed under our Commission File No. 001-10924