Form 10-Q
period 2010-09-30
CLAYTON WILLIAMS ENERGY INC /DE
filed 2010-11-05
CIK 880115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

There were 12,153,536 shares of Common Stock, $.10 par value, of the registrant outstanding as of November 4, 2010.

CLAYTON WILLIAMS ENERGY, INC.

PART I.  FINANCIAL INFORMATION

Item 1 -                 Financial Statements

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS
	September 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$22,004	$14,013
Accounts receivable:
Oil and gas sales	28,766	28,721
Joint interest and other, net	4,815	6,669
Affiliates	690	624
Inventory	45,080	43,068
Deferred income taxes	168	1,362
Fair value of derivatives	14,239	-
Assets held for sale	7,411	7,411
Prepaids and other	2,724	1,729
	125,897	103,597
PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	1,631,453	1,579,664
Natural gas gathering and processing systems	18,401	17,816
Contract drilling equipment	50,158	41,533
Other	20,196	16,550
	1,720,208	1,655,563
Less accumulated depreciation, depletion and amortization	(1,008,119)	(985,517)
Property and equipment, net	712,089	670,046

OTHER ASSETS
Debt issue costs, net	4,210	4,874
Fair value of derivatives	2,155	4,427
Other	1,836	1,660
	8,201	10,961
	$846,187	$784,604

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY
	September 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT LIABILITIES
Accounts payable:
Trade	$48,389	$47,211
Oil and gas sales	26,218	18,063
Affiliates	1,015	1,097
Fair value of derivatives	-	5,907
Accrued liabilities and other	13,910	11,995
	89,532	84,273
NON-CURRENT LIABILITIES
Long-term debt	385,000	395,000
Deferred income taxes	76,016	54,065
Other	41,103	38,991
	502,119	488,056
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share, authorized – 3,000,000
shares; none issued	-	-
Common stock, par value $.10 per share, authorized – 30,000,000 shares; issued and outstanding – 12,145,536 shares in 2010
and 2009	1,215	1,215
Additional paid-in capital	152,051	152,051
Retained earnings	101,270	59,009
	254,536	212,275
	$846,187	$784,604

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES
Oil and gas sales	$81,978	$59,436	$237,938	$167,438
Natural gas services	397	1,639	1,352	4,578
Drilling rig services	-	-	-	6,681
Gain on sales of assets	2,857	1,351	3,256	2,014
Total revenues	85,232	62,426	242,546	180,711

COSTS AND EXPENSES
Production	20,518	19,258	62,012	56,617
Exploration:
Abandonments and impairments	364	24,149	6,133	41,066
Seismic and other	1,361	898	3,995	6,556
Natural gas services	297	1,344	951	3,966
Drilling rig services	123	904	1,204	10,901
Depreciation, depletion and amortization	25,223	30,053	76,272	92,704
Impairment of property and equipment	794	-	11,908	32,068
Accretion of abandonment obligations	659	824	1,953	2,290
General and administrative	8,730	4,012	22,786	14,796
Loss on sales of assets and impairment
of inventory	80	555	1,523	4,400
Total costs and expenses	58,149	81,997	188,737	265,364

Operating income (loss)	27,083	(19,571)	53,809	(84,653)

OTHER INCOME (EXPENSE)
Interest expense	(6,040)	(6,526)	(18,393)	(17,700)
Gain (loss) on derivatives	(3,995)	4,723	27,289	(14,537)
Other	972	(76)	2,816	1,651
Total other income (expense)	(9,063)	(1,879)	11,712	(30,586)

Income (loss) before income taxes	18,020	(21,450)	65,521	(115,239)
Income tax (expense) benefit	(6,397)	7,850	(23,260)	42,171
NET INCOME (LOSS)	11,623	(13,600)	42,261	(73,068)
Less income attributable to
noncontrolling interest, net of tax	-	-	-	(1,455)

NET INCOME (LOSS) attributable to Clayton
Williams Energy, Inc.	$11,623	$(13,600)	$42,261	$(74,523)

Net income (loss) per common share attributable to
Clayton Williams Energy, Inc. stockholders:
Basic	$.96	$(1.12)	$3.48	$(6.14)
Diluted	$.96	$(1.12)	$3.48	$(6.14)

Weighted average common shares outstanding:
Basic	12,146	12,144	12,146	12,136
Diluted	12,146	12,144	12,146	12,136

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional
	No. of	Par	Paid-In	Retained
	Shares	Value	Capital	Earnings
BALANCE,
December 31, 2009	12,146	$1,215	$152,051	$59,009
Net income	-	-	-	42,261
BALANCE,
September 30, 2010	12,146	$1,215	$152,051	$101,270

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$42,261	$(73,068)
Adjustments to reconcile net income (loss) to cash
provided by operating activities:
Depreciation, depletion and amortization	76,272	92,704
Impairment of property and equipment	11,908	32,068
Exploration costs	6,133	41,066
(Gain) loss on sales of assets and impairment of inventory, net	(1,733)	2,386
Deferred income tax expense (benefit)	23,260	(42,171)
Non-cash employee compensation	8,066	953
Unrealized (gain) loss on derivatives	(17,874)	8,314
Amortization of debt issue costs	1,174	1,163
Accretion of abandonment obligations	1,953	2,290

Changes in operating working capital:
Accounts receivable	1,743	12,777
Accounts payable	5,247	(26,075)
Other	(4,242)	15,800
Net cash provided by operating activities	154,168	68,207

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(208,641)	(99,808)
Proceeds from sales of assets	75,670	2,109
Change in equipment inventory	(3,075)	(25,868)
Other	(131)	(109)
Net cash used in investing activities	(136,177)	(123,676)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	-	75,900
Repayments of long-term debt	(10,000)	(39,375)
Proceeds from exercise of stock options	-	152
Net cash provided by (used in) financing activities	(10,000)	36,677

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,991	(18,792)

CASH AND CASH EQUIVALENTS
Beginning of period	14,013	41,199
End of period	$22,004	$22,407

SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$21,517	$21,826

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

In the opinion of management, our unaudited consolidated financial statements as of September 30, 2010 and for the interim periods ended September 30, 2010 and 2009 include all adjustments that are necessary for a fair presentation in accordance with GAAP.  These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

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

3.	Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)
7¾% Senior Notes due 2013	$225,000	$225,000
Secured bank credit facility, due May 2012	160,000	170,000
	$385,000	$395,000

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

The Indenture governing the Senior Notes contains covenants that restrict our ability to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant provides that we may only incur indebtedness if the ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) exceeds 2.5 to 1 for the four most recently completed fiscal quarters.  However, this restriction does not prevent us from borrowing funds under the revolving credit facility provided that our outstanding balance on the facility does not exceed the greater of $150 million and 30% of Adjusted Consolidated Net Tangible Assets (as defined in the Indenture).  These covenants are subject to a number of important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at September 30, 2010.

Secured Bank Credit Facility
We have a revolving credit facility with a syndicate of banks based on a borrowing base determined by the banks.  The borrowing base, which is based, in part, on the discounted present value of future net revenues from oil and gas production, is redetermined by the banks semi-annually in May and November.  We or the banks may also request an unscheduled borrowing base redetermination at other times during the year.  If, at any time, the borrowing base is less than the amount of outstanding credit exposure under the revolving credit facility, we will be required to (1) pledge additional collateral, (2) prepay the principal amount of the loans in an amount sufficient to eliminate the excess, or (3) prepay the excess in six equal monthly installments.  In April 2010, the borrowing base was increased by the banks from $250 million to $300 million.  After allowing for an outstanding letter of credit totaling $25,000, we had $140 million available under the credit facility at September 30, 2010.

The revolving credit facility is collateralized by substantially all of our assets, including at least 80% of the adjusted engineered value (as defined in the revolving credit facility) of our oil and gas interests evaluated in determining the borrowing base.  The obligations under the revolving credit facility are guaranteed by each of CWEI’s material domestic subsidiaries.

At our election, interest under the revolving credit facility is determined by reference to (1) LIBOR plus an applicable margin between 2% and 3% per annum or (2) the greatest of (A) the prime rate, (B) the federal funds rate plus .5% or (C) one-month LIBOR plus 1% plus, in any of (A), (B) or (C), an applicable margin between 1.125% and 2.125% per annum.  We also pay a commitment fee on the unused portion of the revolving credit facility equal to .5%.  Interest and fees are payable quarterly, except that interest on LIBOR-based tranches are due at maturity of each tranche but no less frequently than quarterly.  The effective annual interest rate on borrowings under the revolving credit facility, excluding bank fees and amortization of debt issue costs, for the nine months ended September 30, 2010 was 3%.

The revolving credit facility contains financial covenants that are computed quarterly.  One financial covenant requires us to maintain a ratio of consolidated current assets to consolidated current liabilities of at least 1 to 1.  Another financial covenant prohibits the ratio of our consolidated funded indebtedness to consolidated EBITDAX (determined as of the end of each fiscal quarter for the then most-recently ended four fiscal quarters) from being greater than 3.5 to 1 for any fiscal quarter ending on or prior to December 31, 2010, 3.25 to 1 for any fiscal quarter ending on or after March 31, 2011 through December 31, 2011, and 3 to 1 for any fiscal quarter thereafter.  The computations of current assets, current liabilities, EBITDAX and indebtedness are defined in the revolving credit facility.  We were in compliance with all financial and non-financial covenants at September 30, 2010.

4.	Other Non-Current Liabilities

Other non-current liabilities consist of the following:
	September 30,	December 31,
	2010	2009
	(In thousands)
Abandonment obligations	$40,284	$38,412
Other	819	579
	$41,103	$38,991

Changes in abandonment obligations for the nine months ended September 30, 2010 and 2009 are as follows:

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Beginning of period	$38,412	$31,737
Additional abandonment obligations from new properties	1,377	1,239
Sales or abandonments of properties	(1,138)	(123)
Revisions of previous estimates	(320)	2,194
Accretion expense	1,953	2,290
End of period	$40,284	$37,337

5.	Compensation Plans

Stock-Based Compensation
We presently have options outstanding under a stock option plan for independent directors covering 24,000 shares of common stock.  As of September 30, 2010, the options had a weighted average exercise price of $26.66 per share (ranging from $12.14 per share to $41.74 per share), a weighted average remaining contractual term of 3.8 years, and an aggregate intrinsic value of $574,320 (based on a market price at September 30, 2010 of $50.59 per share).  No options were granted during the nine months ended September 30, 2010 or 2009, and options to purchase 27,638 shares of common stock were exercised during the nine months ended September 30, 2009 (intrinsic value - $541,772).

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

The Compensation Committee has also authorized the formation of the APO Reward Plan which offers eligible officers, key employees and consultants the opportunity to receive bonus payments that are based on certain profits derived from a portion of our working interest in specified areas where we are conducting drilling and production enhancement operations.  The wells subject to an APO Reward Plan are not included in the APO Incentive Plan.  Likewise, wells included in the APO Incentive Plan are not included in the APO Reward Plan.  Although conceptually similar to the APO Incentive Plan, the APO Reward Plan is a compensatory bonus plan through which we pay participants a bonus equal to a portion of the APO cash flows received by us from our working interest in wells in a specified area.  Unlike the APO Incentive Plan, however, participants in the APO Reward Plan are not immediately vested in all future amounts payable under the plan.  To date, we have granted awards under the APO Reward Plan in seven specified areas, each of which established a quarterly bonus amount equal to 7% of the APO cash flow from wells drilled or recompleted in the respective areas after the effective date set forth in each plan, which dates range from January 1, 2007 to August 9, 2010.  Under these seven awards, 100% of the quarterly bonus amount is payable on a current basis to the participants, and the full vesting dates for future amounts payable under the plan for one award is November 4, 2011, three awards are August 9, 2012, and three awards are May 5, 2013.

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

We recognize compensation expense related to the APO Partnerships based on the estimated fair value of the economic interests conveyed to the participants, based upon Level 3 inputs.  Estimated compensation expense applicable to the APO Reward Plan and SWR Reward Plan is recognized over the vesting periods, which range from two years to five years.  We recorded compensation expense of $8.1 million for the nine months ended September 30, 2010 and $2.3 million for the nine months ended September 30, 2009 in connection with all non-equity award plans.

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to September 30, 2010.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps:
	Oil		Gas
	Bbls	Price	MMBtu (a)	Price
Production Period:
4th Quarter 2010	480,000	$76.24	1,680,000	$6.80
2011	2,376,000	$83.75	6,420,000	$7.07
2012	570,000	$87.60	-	$-
	3,426,000		8,100,000

(a) One MMBtu equals one Mcf at a Btu factor of 1,000.

In March 2009, we terminated certain fixed-priced oil swaps covering 77,000 barrels at a price of $57.35 from October 2010 through December 2010, resulting in an aggregate loss of approximately $312,000, which will be paid to the counterparty monthly as the applicable contracts are settled.

Accounting For Derivatives
We did not designate any of our currently open commodity derivatives as cash flow hedges; therefore, all changes in the fair value of these contracts prior to maturity, plus any realized gains or losses at maturity, are recorded as other income (expense) in our statements of operations.  We report our fair value of derivatives as either a net current asset or liability or a net non-current asset or liability in our consolidated balance sheets.  Cash flow is only impacted to the extent the actual derivative contract is settled by making or receiving a payment to or from the counterparty.  For the nine months ended September 30, 2010, we reported a $27.3 million net gain on derivatives, consisting of a $17.9 million non-cash gain related to changes in mark-to-market valuations and a $9.4 million realized gain for settled contracts.  For the nine months ended September 30, 2009, we reported a $14.5 million net loss on derivatives, consisting of an $8.3 million non-cash loss related to changes in mark-to-market valuations and a $6.2 million realized loss for settled contracts.

Effect of Derivative Instruments on the Consolidated Balance Sheets

	Fair Value of Derivative Instruments as of September 30, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives not designated as
hedging instruments:

Commodity derivatives	Fair value of derivatives:		Fair value of derivatives:
	Current	$14,239	Current	$-
	Non-current	2,155	Non-current	-
Total		$16,394		$-

	Fair Value of Derivative Instruments as of December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives not designated as
hedging instruments:

Commodity derivatives	Fair value of derivatives:		Fair value of derivatives:
	Current	$-	Current	$5,907
	Non-current	4,427	Non-current	-
Total		$4,427		$5,907

Gross to Net Presentation Reconciliation of Derivative Assets and Liabilities

	September 30, 2010
	Assets	Liabilities
	(In thousands)
Fair value of derivatives – gross presentation	$24,160	$7,766
Effects of netting arrangements	(7,766)	(7,766)
Fair value of derivatives – net presentation	$16,394	$-

	December 31, 2009
	Assets	Liabilities
	(In thousands)
Fair value of derivatives – gross presentation	$20,105	$21,585
Effects of netting arrangements	(15,678)	(15,678)
Fair value of derivatives – net presentation	$4,427	$5,907

All of our derivative contracts are with JPMorgan Chase Bank, N.A.  We have elected to net the outstanding positions with this counterparty between current and non-current assets or liabilities.

Effect of Derivative Instruments on the Consolidated Statements of Operations

Amount of Gain or (Loss) Recognized in Earnings
Nine Months Ended
	Location of Gain or (Loss)	September 30,
	Recognized in Earnings	2010	2009
(In thousands)
Derivatives not designated as
hedging instruments:

Commodity derivatives	Other income (expense) -
	Gain (loss) on derivatives	$ 27,289	$ (14,537)
Total		$ 27,289	$ (14,537)

7.	Financial Instruments

Cash and cash equivalents, receivables, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments.  Indebtedness under our secured bank credit facility was estimated to have a fair value approximating the carrying amount since the interest rate is generally market sensitive.  The estimated fair value of our Senior Notes at September 30, 2010 and December 31, 2009 was approximately $225 million and $198 million respectively, based on market valuations.

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

The only financial assets and liabilities measured on a recurring basis at September 30, 2010 and December 31, 2009 were commodity derivatives.  Information regarding these assets and liabilities is summarized below:

	September 30,	December 31,
	2010	2009
	Significant Other	Significant Other
	Observable Inputs	Observable Inputs
Description	(Level 2)	(Level 2)
	(In thousands)
Assets:
Fair value of commodity derivatives	$16,394	$4,427
Total assets	$16,394	$4,427

Liabilities:
Fair value of commodity derivatives	$-	$5,907
Total liabilities	$-	$5,907

8.	Income Taxes

Our effective federal and state income tax expense rate for the nine months ended September 30, 2010 of 35.5% differed from the statutory federal rate of 35% due primarily to increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

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

Initially, we and Lariat each owned a 50% equity interest in Desta Drilling, but effective April 15, 2009, we entered into an agreement with Lariat whereby Lariat assigned to us their 50% equity interest  (the “Assignment”).  The Assignment from Lariat also included all of Lariat’s right, title and interest in the subordinated loans previously made by Lariat to Desta Drilling.  As consideration for the Assignment, CWEI assumed all of the obligations and liabilities of Lariat relating to Desta Drilling from and after the effective date, including Lariat’s obligations as operator of Desta Drilling’s rigs.  Upon consummation of the Assignment, CWEI contributed all of the subordinated loans to Desta Drilling’s capital.  In August 2009, we repaid in full all amounts outstanding under the secured term loan of Desta Drilling with borrowings of approximately $27.2 million under our revolving credit facility.  All of the assets of Desta Drilling are pledged as collateral under our revolving credit facility.

Upon consummation of the Assignment, we adopted a plan of disposition whereby we committed to sell eight of the 12 drilling rigs owned by Desta Drilling.  The plan of disposition met the criteria under applicable accounting standards for the designated assets to be classified as held for sale.  We were required to value the designated assets at the lower of their carrying value or fair value, less cost to sell, as of the date the plan of disposition was adopted.  To estimate the fair value of the drilling rigs and related equipment owned by Desta Drilling on the measurement date of April 15, 2009, we used a weighting of the market approach and the discounted cash flow approach.  Level 3 inputs used in the determination of discounted cash flow included estimated rig utilization rates, gross profits from drilling operations, future capital costs required for equipment replacements, useful lives for the equipment and discount rates.  We weighted the values obtained through the market approach by 67% and the values obtained through the discounted cash flow approach by 33% to give greater emphasis to the lack of demand for drilling equipment on the measurement date.  We estimated the fair value of the designated assets to be approximately $18.8 million and recorded a related charge for impairment of property and equipment of approximately $32.1 million in our statement of operations during the second quarter of 2009.  Under applicable accounting standards, this plan of disposition did not qualify for discontinued operations reporting.

In December 2009, we modified the prior plan of disposition established in April 2009.  Based on improved oil prices, we escalated our developmental drilling program and put six of the drilling rigs previously held for sale back to work and transferred their estimated fair value of $11.4 million to property and equipment.  Assets held for sale at September 30, 2010 and December 31, 2009 consist of the remaining two 2,000 horsepower drilling rigs at a combined estimated fair value of $7.4 million.

10.	Purchases and Sales of Assets and Impairments of Inventory

Net gains and losses on sales of assets and impairments of inventory for the nine months ended September 30, 2010 and September 30, 2009 are as follows:

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)

Gain on sales of assets	$3,256	$2,014

Loss on sales of assets and impairment
of inventory:
Loss on sales of assets	(1,523)	(261)
Impairment of inventory	-	(4,139)
	(1,523)	(4,400)

Net gain (loss)	$1,733	$(2,386)

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

Additionally in August 2010, we sold our interest in a non-operated well and related leasehold interests in North Louisiana for net proceeds of $2.9 million, all of which was recorded as a gain on sale of assets.

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

We maintain an inventory of tubular goods and other well equipment for use in our exploration and development drilling activities.  Inventory is carried at the lower of average cost or estimated fair market value.  We categorize the measurement of fair value of inventory as Level 2 under applicable accounting standards.  To determine estimated fair value of inventory, we subscribe to market surveys and obtain quotes from equipment dealers for similar equipment.  We then correlate the data as needed to estimate the fair value of the specific items (or groups of similar items) in our inventory.  If the estimated fair values for those specific items (or groups of similar items) in our inventory are less than the related average cost, a provision for impairment is made.  In 2009, we recorded a $4.1 million non-cash impairment of inventory to reduce the carrying cost to its fair market value at September 30, 2009.

11.	Oil and Gas Properties

The following sets forth the capitalized costs for oil and gas properties as of September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
	(In thousands)
Proved properties	$1,590,906	$1,532,508
Unproved properties	40,547	47,156
Total capitalized costs	1,631,453	1,579,664
Accumulated depreciation, depletion and amortization	(959,773)	(945,047)
Net capitalized costs	$671,680	$634,617

12.	Impairment of Property and Equipment

We impair our unproved oil and gas properties when we determine that a prospect’s carrying value exceeds its estimated fair value.  We categorize the measurement of fair value of these assets as Level 3 inputs.  Unproved properties are nonproducing and do not have estimable cash flow streams.  Therefore, we estimate the fair value of individually significant prospects by obtaining, when available, information about recent market transactions in the vicinity of the prospects and adjust the market data as needed to give consideration to location of the prospects to known fields and reservoirs, the extent of geological and geophysical data on the prospects, the remaining terms of leases holding the acreage in the prospects, recent drilling results in the vicinity of the prospects, and other risk-related factors such as drilling and completion costs, estimated product prices and other economic factors.  Individually insignificant prospects are grouped and impaired based on remaining lease terms and our historical experience with similar prospects.  We recorded provisions for impairment of unproved properties aggregating $6 million in 2010 and $20.3 million in 2009, respectively, and charged these impairments to exploration costs in the accompanying statements of operations.

We also recorded an impairment of proved properties of $11.1 million during the second quarter of 2010 relating to a non-core area in the Permian Basin and $794,000 during the third quarter of 2010 for certain non-operated wells in Wyoming to reduce the carrying value of those properties to their estimated fair value.

In the second quarter of 2009, we recorded a charge for impairment of property and equipment of approximately $32.1 million in our statement of operations related to a plan of disposition to sell eight of the twelve drilling rigs operated by Desta Drilling (see Note 9).

13.	Contingency

Prior to the sale of substantially all of our North Louisiana  properties in June 2010 (see Note 10), we owned a 30.2% non-operated working interest in a unit on which we participated in the drilling of 12 wells from 2007 to 2008.  Subsequent to the effective date of the sale, the former operator of this unit made retroactive adjustments to reduce our working interest in the unit to 20.4%.  Although no claim has been made against us in connection with these retroactive adjustments, it is our understanding that the operator has reversed its original position with regards to the validity of certain of our leases in the unit.  We believe that the leases in question are valid and that the operator has no legitimate basis for reducing our working interest in this unit.  If a claim is asserted against us, we intend to vigorously defend the validity of the leases.  In the event the leases are ultimately proven to be invalid, we estimate that our economic exposure to this issue will not exceed $3 million.

14.	Segment Information

We have two reportable operating segments, which are oil and gas exploration and production and contract drilling services.

The following tables present selected financial information regarding our operating segments for the three-month and nine-month periods ended September 30, 2010 and 2009.

For the Three Months Ended
September 30, 2010
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total

Revenues	$85,232	$9,285	$(9,285)	$85,232
Depreciation, depletion and amortization (a)	25,622	2,569	(2,174)	26,017
Other operating expenses (b)	31,966	7,052	(6,886)	32,132
Interest expense	6,039	1	-	6,040
Other (income) expense	3,023	-	-	3,023
Income (loss) before income taxes	18,582	(337)	(225)	18,020

Income tax (expense) benefit	(6,515)	118	-	(6,397)

Net income (loss)	12,067	(219)	(225)	11,623

Net income (loss) attributable to
Clayton Williams Energy, Inc	$12,067	$(219)	$(225)	$11,623

Total assets	$808,843	$37,071	$273	$846,187
Additions to property and equipment	$66,605	$4,063	$-	$70,668

For the Nine Months Ended
September 30, 2010
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total

Revenues	$242,546	$23,668	$(23,668)	$242,546
Depreciation, depletion and amortization (a)	86,479	7,402	(5,701)	88,180
Other operating expenses (b)	99,201	18,300	(16,944)	100,557
Interest expense	18,389	4	-	18,393
Other (income) expense	(30,105)	-	-	(30,105)
Income (loss) before income taxes	68,582	(2,038)	(1,023)	65,521

Income tax (expense) benefit	(23,973)	713	-	(23,260)

Net income (loss)	44,609	(1,325)	(1,023)	42,261

Net income (loss) attributable to
Clayton Williams Energy, Inc	$44,609	$(1,325)	$(1,023)	$42,261

Total assets	$808,843	$37,071	$273	$846,187
Additions to property and equipment	$204,605	$11,642	$-	$216,247

For the Three Months Ended
September 30, 2009
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total

Revenues	$62,426	$4,596	$(4,596)	$62,426
Depreciation, depletion and amortization (a)	29,661	982	(590)	30,053
Other operating expenses (b)	52,988	3,214	(4,258)	51,944
Interest expense	5,917	609	-	6,526
Other (income) expense	(4,647)	-	-	(4,647)
Income (loss) before income taxes	(21,493)	(209)	252	(21,450)

Income tax (expense) benefit	7,777	73	-	7,850
Net income (loss)	(13,716)	(136)	252	(13,600)

Net income (loss) attributable to
Clayton Williams Energy, Inc	$(13,716)	$(136)	$252	$(13,600)

Total assets	$792,143	$42,950	$(450)	$834,643
Additions to property and equipment	$31,323	$122	$-	$31,445

For the Nine Months Ended
September 30, 2009
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total

Revenues	$174,030	$22,109	$(15,428)	$180,711
Depreciation, depletion and amortization (a)	90,533	37,004	(2,765)	124,772
Other operating expenses (b)	146,287	7,104	(12,799)	140,592
Interest expense	16,210	1,490	-	17,700
Other (income) expense	12,886	-	-	12,886
Income (loss) before income taxes	(91,886)	(23,489)	136	(115,239)

Income tax (expense) benefit	33,956	8,215	-	42,171
Net income (loss)	(57,930)	(15,274)	136	(73,068)
Less income attributable to
noncontrolling interest, net of tax	(2,910)	1,455	-	(1,455)

Net income (loss) attributable to
Clayton Williams Energy, Inc	$(60,840)	$(13,819)	$136	$(74,523)

Total assets	$792,143	$42,950	$(450)	$834,643
Additions to property and equipment	$86,370	$2,312	$-	$88,682

  (a)   Includes impairment of property and equipment.
(b)
Includes the following expenses:  production, exploration, natural gas services, drilling rig services, accretion of abandonment obligations, general and administrative and loss on sales of assets and impairment of inventory.

15.	Guarantor Financial Information

In July 2005, CWEI (“Issuer”) issued $225 million of Senior Notes (see Note 3).  All of the Issuer’s wholly-owned and active subsidiaries which have jointly and severally, irrevocably and unconditionally guaranteed the performance and payment when due of all obligations under the Senior Notes are referred to as “Guarantor Subsidiaries” in the following condensed consolidating financial statements.  Prior to August 2009, neither Desta Drilling nor WCEP, LLC, the general partner of West Coast Energy Properties, L.P., an affiliated limited partnership, were guarantors of the Senior Notes, but in August 2009, Desta Drilling became a guarantor of the Senior Notes.  As a result, we reflect only the accounts of WCEP, LLC in the Non-Guarantor Subsidiary column in this Note 15.

The financial information which follows sets forth our condensed consolidating financial statements as of and for the periods indicated.

Condensed Consolidating Balance Sheet
September 30, 2010
(Unaudited)			Non-
(Dollars in thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

Current assets	$183,346	$145,785	$1,195	$(204,429)	$125,897
Property and equipment, net	376,274	329,669	6,146	-	712,089
Investments in subsidiaries	113,612	-	-	(113,612)	-
Other assets	8,047	154	-	-	8,201
Total assets	$681,279	$475,608	$7,341	$(318,041)	$846,187

Current liabilities	$155,233	$138,609	$119	$(204,429)	$89,532
Non-current liabilities:
Long-term debt	385,000	-	-	-	385,000
Other	54,147	62,832	143	(3)	117,119
	439,147	62,832	143	(3)	502,119

Stockholders’ equity	86,899	274,167	7,079	(113,609)	254,536

Total liabilities and
stockholders’ equity	$681,279	$475,608	$7,341	$(318,041)	$846,187

Condensed Consolidating Balance Sheet
December 31, 2009
(Dollars in thousands)			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

Current assets	$205,950	$146,443	$920	$(249,716)	$103,597
Property and equipment, net	326,149	337,566	6,331	-	670,046
Investments in subsidiaries	112,018	-	-	(112,018)	-
Other assets	10,348	613	-	-	10,961
Total assets	$654,465	$484,622	$7,251	$(361,734)	$784,604

Current liabilities	$153,505	$180,357	$127	$(249,716)	$84,273
Non-current liabilities:
Long-term debt	395,000	-	-	-	395,000
Other	31,039	61,883	136	(2)	93,056
	426,039	61,883	136	(2)	488,056

Stockholders’ equity	74,921	242,382	6,988	(112,016)	212,275

Total liabilities and
stockholders' equity	$654,465	$484,622	$7,251	$(361,734)	$784,604

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2010
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
Total revenue	$56,490	$28,768	$173	$(199)	$85,232
Costs and expenses	38,746	19,422	180	(199)	58,149
Operating income (loss)	17,744	9,346	(7)	-	27,083
Other income (expense)	(10,749)	1,648	38	-	(9,063)
Income tax (expense) benefit	(6,397)	-	-	-	(6,397)

Net income (loss)	$598	$10,994	$31	$-	$11,623

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2010
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
Total revenue	$151,479	$91,084	$526	$(543)	$242,546
Costs and expenses	126,865	61,909	506	(543)	188,737
Operating income (loss)	24,614	29,175	20	-	53,809
Other income (expense)	6,962	4,642	108	-	11,712
Income tax (expense) benefit	(23,260)	-	-	-	(23,260)

Net income (loss)	$8,316	$33,817	$128	$-	$42,261

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2009
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
Total revenue	$38,094	$24,549	$173	$(390)	$62,426
Costs and expenses	61,527	20,676	184	(390)	81,997
Operating income (loss)	(23,433)	3,873	(11)	-	(19,571)
Other income (expense)	(2,618)	704	35	-	(1,879)
Income tax (expense) benefit	7,850	-	-	-	7,850
Noncontrolling interest,
net of tax	-	-	-	-	-

Net income (loss)	$(18,201)	$4,577	$24	$-	$(13,600)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2009
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
Total revenue	$105,727	$75,463	$440	$(919)	$180,711
Costs and expenses	171,970	93,514	799	(919)	265,364
Operating income (loss)	(66,243)	(18,051)	(359)	-	(84,653)
Other income (expense)	(33,287)	2,592	109	-	(30,586)
Income tax (expense) benefit	42,171	-	-	-	42,171
Noncontrolling interest,
net of tax	(1,455)	-	-	-	(1,455)

Net income (loss)	$(58,814)	$(15,459)	$(250)	$-	$(74,523)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2010
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
Operating activities	$82,871	$65,255	$340	$5,702	$154,168
Investing activities	(108,458)	(21,962)	(55)	(5,702)	(136,177)
Financing activities	32,440	(42,426)	(14)	-	(10,000)
Net increase (decrease) in
cash and cash equivalents	6,853	867	271	-	7,991

Cash at the beginning of
the period	11,839	1,344	830	-	14,013

Cash at end of the period	$18,692	$2,211	$1,101	$-	$22,004

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2009
(Unaudited)			Non-
(In thousands)		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
Operating activities	$51,471	$14,569	$17	$2,150	$68,207
Investing activities	(145,698)	24,228	(56)	(2,150)	(123,676)
Financing activities	76,819	(40,138)	(4)	-	36,677
Net increase (decrease) in
cash and cash equivalents	(17,408)	(1,341)	(43)	-	(18,792)

Cash at the beginning of
the period	35,381	5,054	764	-	41,199

Cash at end of the period	$17,973	$3,713	$721	$-	$22,407

16.	Subsequent Events

We have evaluated events and transactions that occurred after the balance sheet date of September 30, 2010.  We did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the consolidated financial statements.

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

•	Improved drilling efficiencies by acquiring the noncontrolling interest in Desta Drilling, giving us full control over the management and operation of drilling services;

•	Purchased casing and tubing for more than 175 wells at discounts to then-current market prices; and

•	Entered into derivative contracts for a significant portion of our estimated proved developed oil production for 2010 and 2011 at average prices of $76.24 and $83.75 per barrel, respectively.

We currently plan to spend approximately $304.1 million on exploration and development activities in fiscal 2010.  By comparison, we spent $138.3 million in fiscal 2009 on exploration and development activities.  We continue to evaluate and manage our portfolio of assets and monitor the extent to which changes in commodity prices could affect our financial liquidity.  We believe we are taking appropriate actions to position our business for long-term growth and sustainability.

Key Factors to Consider

The following summarizes the key factors considered by management in the review of our financial condition and operating performance for the third quarter of 2010 and the outlook for the remainder of 2010.

•
Our oil and gas sales for the third quarter increased $22.5 million, or 38%, from 2009 due to a $12.3 million increase due to higher production and a $10.2 million increase derived from higher oil and gas prices.

•
Our combined oil and gas production for the third quarter of 2010 was 4% higher on a barrel of oil equivalent (“BOE”) basis than in the comparable period in 2009.  Our oil production increased 38% compared to the third quarter of 2009 while gas production declined 35%.  On a comparable basis, after giving effect to the sale of properties in North Louisiana in June 2010, oil and gas production in 2010 (on a BOE basis) was 19% higher than 2009.

•
We recorded a $4 million net loss on derivatives in the third quarter of 2010, consisting of an $8 million non-cash loss for changes in mark-to-market valuations and a $4 million realized gain on settled contracts.  For the same period in 2009, we reported a $4.7 million net gain on derivatives in the third quarter of 2009, consisting of a $10.6 million non-cash gain for changes in mark-to-market valuations and a $5.9 million realized loss on settled contracts.  Since we do not presently designate our derivatives as cash flow hedges under applicable accounting standards, we recognize the full effect of changing prices on mark-to-market valuations as a current charge or credit to our results of operations.

•
We recorded a net gain of $2.8 million on sales of assets and impairment of inventory related primarily to the sale of our interest in a non-operated well and related leasehold interests in North Louisiana.

•
During the third quarter of 2010, we increased borrowings under our revolving credit facility by $29 million from $131 million at June 30, 2010 to $160 million at September 30, 2010 to fund our on-going developmental drilling program.

Recent Exploration and Development Activities

Overview
Since the second quarter of 2009, we have been primarily committed to drilling developmental oil wells in the Permian Basin and the Austin Chalk (Trend).  We currently plan to spend approximately $304.1 million on exploration and development activities during fiscal 2010, $209 million of which was incurred during the first nine months of fiscal 2010.  Approximately 96% of the estimated expenditures for fiscal 2010 is expected to be spent on developmental drilling.  We may increase or decrease our planned activities, depending upon drilling results, operating margins, the availability of capital resources, and other factors affecting the economic viability of such activities.

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

We spent $126.2 million in the Permian Basin during the first nine months of 2010 on drilling and completion activities and $7.6 million on seismic and leasing activities.  In addition, we spent $9.6 million to acquire an undivided 14% working interest in 36 Wolfberry operated wells in Andrews County, Texas.  We drilled 59 gross (55.7 net) operated wells in the Permian Basin and conducted various remedial operations on other wells in the first nine months of 2010.  We currently plan to spend approximately $192.9 million on drilling and completion activities and $20.2 million for seismic and leasing activities in the Permian Basin during fiscal 2010.  Our activities are expected to be concentrated in the following areas.

Andrews County - Wolfberry
We have a large acreage block in Andrews County, Texas on which we have identified more than 200 potential locations for Wolfberry wells.  A Wolfberry well is a well that commingles production from the Spraberry and Wolfcamp formations.  We spent approximately $102.7 million in the Andrews County – Wolfberry area on drilling and completion activities during the first nine months of 2010.  We currently plan to continue using seven of our rigs and certain contract rigs to drill and complete approximately 30 additional wells during the remainder of the year at an estimated cost of $52.5 million, net to our working interest.

Fuhrman-Mascho Field
We also resumed a drilling program in the Fuhrman-Mascho Field in Andrews County, Texas beginning in July 2009.  We have drilled and completed six wells during the first nine months of 2010.  We currently plan to drill 8 additional wells during the first quarter of 2011.

New Mexico
We currently plan to drill additional development wells in Eddy County, New Mexico targeting the Yeso, San Andres and Grayburg formations.  We expect to begin a nineteen well drilling program in the fourth quarter of 2010.

Austin Chalk (Trend)/ Eagle Ford Shale
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

The Eagle Ford Shale is a formation immediately beneath the Austin Chalk (Trend) formation.  In February 2010, we completed our first Eagle Ford Shale well, the Broesche Unit #1 in Burleson County.  This well was drilled to a total vertical depth of 7,580 feet with a 4,880 foot lateral and was completed with a 9 stage frac.  In June 2010, we completed the Smalley-Robinson Unit #1 in Burleson County which was drilled to total vertical depth of 7,020 feet with a 5,500 foot lateral and was completed with a 13 stage frac.  In October 2010, we completed the Scallions-Lehmann #1 which was drilled to a total vertical depth of 7,665 feet with a 5,210 foot lateral and was completed with a one stage frac.  We are continuing to evaluate the production data from these wells and may drill additional wells in order to determine if an Eagle Ford Shale drilling program is economically viable.

We spent $53.3 million in the Austin Chalk (Trend)/Eagle Ford Shale area during the first nine months of 2010 and we plan to use three of our rigs to drill and complete approximately 9 additional wells in the remainder of the year at an estimated cost of $18.9 million, net to our working interest.

South Louisiana
In the first quarter of 2010, we successfully drilled and completed the State Lease 17378 #4, a developmental well in Plaquemines Parish.  During the second quarter of 2010, we also drilled and are currently completing the State Lease 19964 #1, an exploratory well in Plaquemines Parish.  We plan to spend $7 million in fiscal 2010 in connection with the drilling and completion of these two wells, of which $6.4 million was incurred in the first nine months of 2010.

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

Depressed natural gas prices have limited our opportunities to participate in drilling new gas wells, and we will continue to be very selective until we believe gas prices are more favorable.  We spent $1.6 million in the East Texas Bossier area during the first nine months of 2010 primarily for seismic and leasing activities.

Known Trends and Uncertainties
During the first quarter of 2010, we drilled a step-out well in Lee County, Texas to determine the viability of expanding our Austin Chalk (Trend) developmental drilling program to the southwest of our core properties where the number of drilling locations was limited.  Based on our evaluation of this well, we now believe that we will be able to extend our Austin Chalk (Trend) drilling program into 2011 and subsequent years.  In addition, we are continuing efforts to identify other opportunities for growth in the Austin Chalk (Trend) area, including the addition of reserves and production through improved technology, acquisitions of proved reserves, and participation agreements with industry partners.

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

	Three Months Ended
	September 30,
	2010	2009
Oil and Gas Production Data:
Oil (MBbls)	915	662
Gas (MMcf)	2,530	3,900
Natural gas liquids (MBbls)	90	63
Total (MBOE)	1,427	1,375

Average Realized Prices (a):
Oil ($/Bbl)	$73.18	$64.60
Gas ($/Mcf)	$4.56	$3.79
Natural gas liquids ($/Bbl)	$36.88	$31.89

Gain (Loss) on Settled Derivative Contracts (a):
($ in thousands, except per unit)
Oil: Net realized loss	$(227)	$(8,861)
Per unit produced ($/Bbl)	$(.25)	$(13.39)
Gas: Net realized gain	$4,230	$2,992
Per unit produced ($/Mcf)	$1.67	$.77

Average Daily Production:
Oil (Bbls):
Permian Basin	6,092	3,526
Austin Chalk (Trend)	3,044	2,585
North Louisiana	-	230
South Louisiana	727	773
Other	83	82
Total	9,946	7,196

Gas (Mcf):
Permian Basin	13,931	14,374
Austin Chalk (Trend)	2,325	2,306
North Louisiana	-	10,076
South Louisiana	5,650	10,755
Cotton Valley Reef Complex	3,708	3,916
Other	1,886	964
Total	27,500	42,391

Natural Gas Liquids (Bbls):
Permian Basin	535	246
Austin Chalk (Trend)	258	288
North Louisiana	-	26
South Louisiana	119	116
Other	66	9
Total	978	685

(Continued)

	Three Months Ended
	September 30,
	2010	2009
Exploration Costs (in thousands):
Abandonment and impairment costs:
North Louisiana	$-	$3,172
South Louisiana	85	18,955
Permian Basin	5	4
East Texas Bossier	274	958
Utah	-	750
Other	-	310
Total	364	24,149

Seismic and other	1,361	898
Total exploration costs	$1,725	$25,047

Depreciation, Depletion and Amortization (in thousands):
Oil and gas depletion	$24,647	$29,481
Contract drilling depreciation	393	392
Other depreciation	183	180
Total DD&A	$25,223	$30,053

Oil and Gas Costs ($/BOE Produced):
Production costs	$14.38	$14.01
Production costs (excluding production taxes)	$11.29	$11.46
Oil and gas depletion	$17.27	$21.44

Net Wells Drilled (b):
Exploratory Wells	-	1.1
Developmental Wells	24.0	16.6

	Nine Months Ended
	September 30,
	2010	2009
Oil and Gas Production Data:
Oil (MBbls)	2,475	2,129
Gas (MMcf)	8,665	12,369
Natural gas liquids (MBbls)	207	175
Total (MBOE)	4,126	4,366

Average Realized Prices (a):
Oil ($/Bbl)	$74.39	$52.10
Gas ($/Mcf)	$5.21	$4.11
Natural gas liquids ($/Bbl)	$40.38	$26.70

Gain (Loss) on Settled Derivative Contracts (a):
($ in thousands, except per unit)
Oil: Net realized loss	$(3,098)	$(13,701)
Per unit produced ($/Bbl)	$(1.25)	$(6.44)
Gas: Net realized gain	$12,514	$7,478
Per unit produced ($/Mcf)	$1.44	$.60

(Continued)

	Nine Months Ended
	September 30,
	2010	2009
Average Daily Production:
Oil (Bbls):
Permian Basin	5,469	4,010
Austin Chalk (Trend)	2,827	2,821
North Louisiana	94	257
South Louisiana	596	624
Other	80	87
Total	9,066	7,799

Gas (Mcf):
Permian Basin	13,702	15,157
Austin Chalk (Trend)	2,222	2,580
North Louisiana	4,790	12,007
South Louisiana	6,024	10,342
Cotton Valley Reef Complex	3,770	3,989
Other	1,232	1,233
Total	31,740	45,308

Natural Gas Liquids (Bbls):
Permian Basin	388	241
Austin Chalk (Trend)	238	296
North Louisiana	10	21
South Louisiana	95	73
Other	27	10
Total	758	641

Exploration Costs (in thousands):
Abandonment and impairment costs:
North Louisiana	$1,748	$4,280
South Louisiana	1,233	19,768
Permian Basin	18	768
East Texas Bossier	2,522	11,742
Utah	64	3,082
Mississippi	327	311
Other	221	1,115
Total	6,133	41,066

Seismic and other	3,995	6,556
Total exploration costs	$10,128	$47,622

Depreciation, Depletion and Amortization (in thousands):
Oil and gas depletion	$74,048	$89,914
Contract drilling depreciation	1,700	2,171
Other depreciation	524	619
Total DD&A	$76,272	$92,704

Oil and Gas Costs ($/BOE Produced):
Production costs	$15.03	$12.97
Production costs (excluding production taxes)	$11.90	$10.76
Oil and gas depletion	$17.95	$20.59

Net Wells Drilled (b):
Exploratory Wells	2.2	2.5
Developmental Wells	76.6	28.5

(a) No derivatives were designated as cash flow hedges in 2010 or 2009. All gains or losses on settled derivatives were included in other income (expense) - gain (loss) on derivatives.
(b) Excludes wells being drilled or completed at the end of each period.

Operating Results – Three-Month Periods

The following discussion compares our results for the three months ended September 30, 2010 to the comparative period in 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective quarterly period.

Oil and gas operating results

Oil and gas sales in 2010 increased $22.5 million, or 38%, from 2009.  Production variances accounted for an increase of $12.3 million while price variances accounted for the remaining $10.2 million increase.  Production in 2010 (on a BOE basis) was 4% higher than 2009, primarily from additions to our developmental drilling programs.  Oil production increased 38% in 2010 from 2009 while gas production decreased 35% in 2010 from 2009.  Most of the decrease in gas production from 2009 levels was attributed to a combination of normal production declines from existing wells and the loss of production related to the sale of certain properties in North Louisiana in June 2010.  During the third quarter of 2009, the sold wells produced 230 barrels of oil per day and 10,076 Mcf of gas per day.  On a comparable basis, after giving effect to the sale of these properties, oil and gas production in 2010 (on a BOE basis) was 19% higher than 2009.  In 2010, our realized oil price was 13% higher than 2009, and our realized gas price was 20% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, increased 7% in 2010 as compared to 2009 due primarily to an increase in production taxes caused by increases in commodity prices.  After giving effect to a 4% increase in oil and gas production on a BOE basis, production costs per BOE increased 3% from $14.01 per BOE in 2009 to $14.38 per BOE in 2010.

Oil and gas depletion expense decreased $4.8 million from 2009 to 2010, of which rate variances accounted for a $5.9 million decrease, offset in part by a $1.1 million increase for production variances.  On a BOE basis, depletion expense decreased 19% from $21.44 per BOE in 2009 to $17.27 per BOE in 2010.  Depletion expense per BOE of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration and development activities result in higher finding costs.

We recorded a provision for impairment of property and equipment of $794,000 during 2010 for certain non-operated oil and gas properties in Wyoming to reduce the carrying value of those properties to their estimated fair value at September 30, 2010.

Exploration costs

Since we follow the successful efforts method of accounting, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2010, we charged to expense $1.7 million of exploration costs, as compared to $25 million in 2009.

At September 30, 2010, our capitalized unproved oil and gas properties totaled $40.5 million, of which approximately $13.2 million was attributable to unproved acreage and the remaining costs were related to drilling costs for wells being drilled or completed.  Therefore, our results of operations in future periods may be adversely affected by abandonments and impairments related to unproved oil and gas properties.

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

General and Administrative

General and administrative (“G&A”) expenses increased 118% from $4 million in 2009 to $8.7 million in 2010.  Employee compensation expense related to non-equity incentive plans was $3 million in 2010 compared to $338,000 in 2009.  Excluding employee compensation related to non-equity incentive plans, G&A expenses increased from $3.7 million in 2009 to $5.7 million in 2010 due to a combination of factors including a $1 million donation to the National Rifle Association’s Freedom Action Foundation and a one-time charge for cash bonuses totaling $678,000 paid to certain employees in August 2010 in connection with the sale of properties in North Louisiana.

Interest expense

Interest expense decreased 7% from $6.5 million in 2009 to $6 million in 2010 primarily due to the repayment of all of Desta Drilling’s debt in August 2009.  Interest expense associated with Desta Drilling’s secured term loan was $609,000 in 2009.  The average daily principal balance outstanding under our revolving credit facility for 2010 was $150.4 million compared to $156.5 million for 2009.  Decreased borrowings on our revolving credit facility accounted for a $44,000 decrease in interest expense, while lower interest rates and fees resulted in a decrease of approximately $46,000.

Gain/loss on derivatives

We did not designate any derivative contracts in 2010 or 2009 as cash flow hedges; therefore all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  For the three months ended September 30, 2010, we reported a $4 million net loss on derivatives, consisting of an $8 million non-cash loss to mark our derivative positions to their fair value at September 30, 2010 and a $4 million realized gain on settled contracts.  For the three months ended September 30, 2009, we reported a $4.7 million net gain on derivatives, consisting of a $10.6 million non-cash gain to mark our derivative positions to their fair value at September 30, 2009 and a $5.9 million realized loss on settled contracts.  Because oil and gas prices are volatile, and because we do not account for our derivatives as cash flow hedges, the effect of mark-to-market valuations on our gain/loss on derivatives can cause significant volatility in our results of operations.

Gain/loss on sales of assets and impairment of inventory

We recorded a net gain of $2.8 million on sales of assets and impairment of inventory compared to a net gain of $796,000 in 2009.  The 2010 gain related primarily to the sale of our interest in a non-operated well and related leasehold interests in North Louisiana.  The 2009 gain included a $1.3 million gain on the sale of a prospect in South Louisiana offset by a $749,000 loss related to the write-down of inventory to its estimated market value at September 30, 2009.

Income tax expense

Our estimated effective income tax rate in 2010 of 35.5% differed from the statutory federal rate of 35% due primarily to increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

Operating Results – Nine-Month Periods

The following discussion compares our results for the nine months ended September 30, 2010 to the comparative period in 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective nine-month period.

Oil and gas operating results

Oil and gas sales in 2010 increased $70.5 million, or 42%, from 2009.  Price variances accounted for an increase of $67.7 million while production variances accounted for a $2.8 million increase.  Production in 2010 (on a BOE basis) was 5% lower than 2009, despite additions from our developmental drilling programs.  Oil production increased 16% in 2010 from 2009 while gas production decreased 30% in 2010 from 2009.  Most of the decrease in gas production from 2009 levels was attributed to a combination of normal production declines from existing wells and the loss of production related to the sale of certain properties in North Louisiana in June 2010.  On a comparable basis, production in 2010 (on a BOE basis) was relatively flat compared to 2009 excluding production from the sold properties in North Louisiana.  In 2010, our realized oil price was 43% higher than 2009, and our realized gas price was 27% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, increased 10% in 2010 as compared to 2009 due primarily to higher production taxes caused by increases in commodity prices and the cost of oilfield services.  After giving effect to a 5% decrease in oil and gas production on a BOE basis, production costs per BOE increased 16% from $12.97 per BOE in 2009 to $15.03 per BOE in 2010.

Oil and gas depletion expense decreased $15.9 million from 2009 to 2010, of which rate variances accounted for a $10.9 million decrease and production variances accounted for a $5 million decrease.  On a BOE basis, depletion expense decreased 13% from $20.59 per BOE in 2009 to $17.95 per BOE in 2010 due to a decrease in production volumes and a combination of lower depletable costs and higher estimated reserve quantities in 2010 compared to the 2009 period.  Depletion expense per BOE of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration and development activities result in higher finding costs.

We recorded a provision for impairment of property and equipment of $11.9 million during 2010 for certain non-core oil and gas properties in the Permian Basin and for certain non-operated wells in Wyoming to reduce the carrying value of those properties to their estimated fair value.  During the second quarter of 2009, we recorded a $32.1 million impairment of property and equipment to write-down rigs to their estimated fair value.

Exploration costs

Since we follow the successful efforts method of accounting, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2010, we charged to expense $10.1 million of exploration costs, as compared to $47.6 million in 2009.

At September 30, 2010, our capitalized unproved oil and gas properties totaled $40.5 million, of which approximately $13.2 million was attributable to unproved acreage and the remaining costs were related to drilling costs for wells being drilled or completed.  Therefore, our results of operations in future periods may be adversely affected by abandonments and impairments related to unproved oil and gas properties.

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

General and Administrative

G&A expenses increased 54% from $14.8 million in 2009 to $22.8 million in 2010.  Employee compensation expense related to non-equity incentive plans was $8.1 million in 2010 compared to $2.3 million in 2009.  Excluding employee compensation related to non-equity incentive plans, G&A expenses increased from $12.5 million in 2009 to $14.7 million in 2010 due primarily to a combination of factors including a $1 million donation to the National Rifle Association’s Freedom Action Foundation and a one-time charge for cash bonuses totaling $678,000 paid to certain employees in August 2010 in connection with the sale of properties in North Louisiana.

Interest expense

Interest expense increased 4% from $17.7 million in 2009 to $18.4 million in 2010 primarily due to higher average levels of debt.  The average daily principal balance outstanding under our revolving credit facility for 2010 was $174.4 million compared to $123.1 million for 2009.  Increased borrowings on our revolving credit facility accounted for an $852,000 increase in interest expense, while higher interest rates and fees resulted in an increase of approximately $620,000.  In addition, interest expense associated with Desta Drilling’s secured term loan was $1.3 million in 2009, and capitalized interest for 2010 was $294,000 compared to $562,000 in 2009.  In August 2009, we repaid all of Desta Drilling’s debt.

Gain/loss on derivatives

We did not designate any derivative contracts in 2010 or 2009 as cash flow hedges; therefore all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  For the nine months ended September 30, 2010, we reported a $27.3 million net gain on derivatives, consisting of a $17.9 million non-cash gain to mark our derivative positions to their fair value at September 30, 2010 and a $9.4 million realized gain on settled contracts.  For the nine months ended September 30, 2009, we reported a $14.5 million net loss on derivatives, consisting of an $8.3 million non-cash loss to mark our derivative positions to their fair value at September 30, 2009 and a $6.2 million realized loss on settled contracts.  Because oil and gas prices are volatile, and because we do not account for our derivatives as cash flow hedges, the effect of mark-to-market valuations on our gain/loss on derivatives can cause significant volatility in our results of operations.

Gain/loss on sales of assets and impairment of inventory

We recorded a net gain of $1.7 million on sales of assets and impairment of inventory compared to a net loss of $2.4 million in 2009.  The 2010 gain related primarily to the sale of our interest in a non-operated well and related leasehold interest in North Louisiana for a gain of $3.1 million, offset by a loss of $1.4 million related to the sale of our interests in 22 operated and 76 non-operated producing wells in North Louisiana for net proceeds of $73.1 million.  The 2009 loss was related primarily to the write-down of inventory to its estimated market value at September 30, 2009.

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

Capital expenditures

We incurred expenditures for exploration and development activities of $209 million during the first nine months of 2010 and we currently plan to spend $304.1 million for fiscal 2010.  The following table summarizes, by area, our actual expenditures for exploration and development activities for the first nine months of 2010 and our planned expenditures for the year ending December 31, 2010.

	Actual	Planned
	Expenditures	Expenditures	2010
	Nine Months Ended	Year Ended	Percentage
	September 30, 2010	December 31, 2010	of Total
	(In thousands)
Permian Basin	$143,400	$213,100	70%
Austin Chalk (Trend)/ Eagle Ford Shale	53,300	77,100	25%
South Louisiana	6,400	7,000	3%
Other	5,900	6,900	2%
	$209,000	$304,100	100%

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

Our expenditures for exploration and development activities for the nine months ended September 30, 2010 totaled $209 million, of which approximately 95% was on developmental drilling. We financed these expenditures with cash flow from operating activities and advances under the revolving credit facility.  Based on preliminary estimates, our internal cash flow forecasts indicate that the amount of funds available to us under our revolving credit facility, when combined with our anticipated operating cash flow, will be sufficient to finance our exploration and development activities and provide us with adequate liquidity through 2010.  Although we believe the assumptions and estimates made in our forecasts are reasonable, these forecasts are inherently uncertain and the borrowing base may be less than expected, cash flow may be less than expected, or capital expenditures may be more than expected.  In the event we lack adequate liquidity to finance our expenditures through 2010, we will consider options for obtaining alternative capital resources, including selling assets or accessing capital markets.

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

Cash flow provided by operating activities for the nine months ended September 30, 2010 increased $86 million, or 126%, as compared to the corresponding period in 2009 due primarily to a 42% increase in oil and gas sales caused by higher commodity prices.

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

The banks redetermine the borrowing base under the revolving credit facility on a semi-annual basis, in May and November.  In addition, we or the banks may request an unscheduled borrowing base redetermination at other times during the year.  If at any time, the borrowing base is less than the amount of outstanding credit exposure under the revolving credit facility, we will be required to (1) pledge additional collateral, (2) prepay the principal amount of the loans in an amount sufficient to eliminate the excess, or (3) prepay the excess in six equal monthly installments.  At September 30, 2010, our borrowing base was $300 million.

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

At our election, interest under the revolving credit facility is determined by reference to (1) LIBOR plus an applicable margin between 2% and 3% per annum or (2) the greatest of (A) the prime rate, (B) the federal funds rate plus .5% or (C) one-month LIBOR plus 1% plus, in any of (A), (B) or (C), an applicable margin between 1.125% and 2.125% per annum.  We also pay a commitment fee on the unused portion of the revolving credit facility equal to .5%.  Interest and fees are payable quarterly, except that interest on LIBOR-based tranches are due at maturity of each tranche but no less frequently than quarterly.  The effective annual interest rate on borrowings under the revolving credit facility, excluding bank fees and amortization of debt issue costs, for the nine months ended September 30, 2010 was 3%.

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

Working capital computed for loan compliance purposes differs from our working capital in accordance with generally accepted accounting principles (“GAAP”).  Since compliance with financial covenants is a material requirement under the credit facility, we consider the loan compliance working capital to be useful as a measure of our liquidity because it includes the funds available to us under the revolving credit facility and is not affected by the volatility in working capital caused by changes in fair value of derivatives.  Our GAAP reported working capital increased from $19.3 million at December 31, 2009 to $36.4 million at September 30, 2010.  After giving effect to the adjustments, our working capital computed for loan compliance purposes was $162.1 million at September 30, 2010, as compared to $104.4 million at December 31, 2009.  The following table reconciles our GAAP working capital to the working capital computed for loan compliance purposes at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
	(In thousands)
Working capital per GAAP	$36,365	$19,324
Add funds available under the revolving credit facility	139,975	79,196
Exclude fair value of derivatives classified as current assets or current liabilities	(14,239)	5,907
Working capital per loan covenant	$162,101	$104,427

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

We were in compliance with all financial and non-financial covenants at September 30, 2010.  However, if we increase leverage and our liquidity is reduced, we may fail to comply with one or more of these covenants in the future.  If we fail to meet any of these loan covenants, we would ask the banks to waive compliance, amend the revolving credit facility to allow us to become compliant or grant us sufficient time to obtain additional capital resources through alternative means.  If a suitable arrangement could not be reached with the banks, the banks could accelerate the indebtedness and seek to foreclose on the pledged assets.

The lending group under the revolving credit facility includes the following institutions:  JPMorgan Chase Bank, N.A., BNP Paribas, Union Bank, N.A., Bank of Scotland, Natixis, Compass Bank, Bank of Texas, N.A., The Frost National Bank, Keybank, N.A., and UBS Loan Finance, LLC.

From time to time, we engage in other transactions with lenders under the revolving credit facility.  Such lenders or their affiliates may serve as counterparties to our commodity and interest rate derivative agreements. As of September 30, 2010, JPMorgan Chase Bank, N.A. was the only counterparty to our commodity derivative agreements.  Our obligations under existing derivative agreements with our lenders are secured by the security documents executed by the parties under the revolving credit facility.

During the first nine months in 2010, we decreased indebtedness outstanding under the revolving credit facility by $10 million.  At September 30, 2010, we had $160 million of borrowings outstanding under the revolving credit facility, leaving $140 million available on the facility after allowing for an outstanding letter of credit totaling $25,000.  In April 2010, the borrowing base established by the banks was increased to $300 million.  The revolving credit facility matures in May 2012.

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

The Indenture governing the Senior Notes contains covenants that restrict the ability of us and our subsidiaries to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant provides that we may only incur indebtedness if the ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) exceeds 2.5 to 1 for the four most recently completed fiscal quarters.  However, this restriction does not prevent us from borrowing funds under the revolving credit facility provided that our outstanding balance on the facility does not exceed the greater of $150 million and 30% of Adjusted Consolidated Net Tangible Assets (as defined in the Indenture).  Based on our PV-10 Value at December 31, 2009, this alternative to the EBITDAX coverage test would not be available since our outstanding borrowings under the revolving credit facility currently exceed the maximum permitted.  We currently have, and expect to have in 2010, sufficient EBITDAX coverage under the Indenture to permit us to borrow funds as needed in 2010 to fund our exploration and development activities.  These covenants are subject to a number of important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at September 30, 2010.

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to September 30, 2010.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps:
	Oil		Gas
	Bbls	Price	MMBtu (a)	Price
Production Period:
4th Quarter 2010	480,000	$76.24	1,680,000	$6.80
2011	2,376,000	$83.75	6,420,000	$7.07
2012	570,000	$87.60	-	$-
	3,426,000		8,100,000

(a) One MMBtu equals one Mcf at a Btu factor of 1,000.

In March 2009, we terminated certain fixed-priced oil swaps covering 77,000 barrels at a price of $57.35 from October 2010 through December 2010, resulting in an aggregate loss of approximately $312,000, which will be paid to the counterparty monthly as the applicable contracts are settled.

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of our commodity derivatives.  A $1 per barrel change in the price of oil and a $.50 per MMBtu change in the price of gas would change the fair value of our commodity derivatives by approximately $6.3 million.

Interest Rates

We are exposed to interest rate risk on our long-term debt with a variable interest rate.  At September 30, 2010, our fixed rate debt had a carrying value of $225 million and an approximate fair value of $225 million, based on current market quotes.  We estimate that the hypothetical change in the fair value of our long-term debt resulting from a 100-basis point change in interest rates would be approximately $5.5 million.  Based on our outstanding variable rate indebtedness at September 30, 2010 of $160 million, a change in interest rates of 100-basis points would affect annual interest payments by $1.6 million.

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

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A -              Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission on March 12, 2010, and our Quarterly Report on Form 10Q for the quarterly period ended June 30, 2010, as filed with the U.S. Securities and Exchange Commission on August 9, 2010, each of which is available at www.sec.gov.

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

**10.1	CWEI Andrews Fee Reward Plan dated October 19, 2010, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on October 22, 2010††

**10.2	CWEI Andrews Samson Reward Plan dated October 19, 2010, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on October 22, 2010††

**10.3	CWEI Austin Chalk Reward Plan dated October 19, 2010, filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on October 22, 2010††

*31.1	Certification by the President and Chief Executive Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

*31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

***32.1	Certifications by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*	Filed herewith
**	Incorporated by reference to the filing indicated
***	Furnished herewith
†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement
††	Filed under our Commission File No. 001-10924

CLAYTON WILLIAMS ENERGY, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CLAYTON WILLIAMS ENERGY, INC.

Date:	November 5, 2010	By:	/s/ L. Paul Latham
L. Paul Latham
Executive Vice President and Chief
Operating Officer

Date:	November 5, 2010	By:	/s/ Mel G. Riggs
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

**10.1	CWEI Andrews Fee Reward Plan dated October 19, 2010, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on October 22, 2010††

**10.2	CWEI Andrews Samson Reward Plan dated October 19, 2010, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on October 22, 2010††

**10.3	CWEI Austin Chalk Reward Plan dated October 19, 2010, filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on October 22, 2010††

*31.1	Certification by the President and Chief Executive Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

*31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

***32.1	Certifications by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*	Filed herewith
**	Incorporated by reference to the filing indicated
***	Furnished herewith
†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement
††	Filed under our Commission File No. 001-10924