Form 10-K/A
period 2009-12-31
CLAYTON WILLIAMS ENERGY INC /DE
filed 2010-12-20
CIK 880115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the year ended December 31, 2009 (“Form 10-K”) on March 12, 2010.  In response to comments from the staff of the Securities and Exchange Commission, we are filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to replace in its entirety Item 2 – Properties and to file or furnish certain updated exhibits.

Item 2 – Properties is being amended to:

•	Add disclosures regarding the technologies we use to establish the appropriate level of certainty for reserve estimates from material properties;

•	Add disclosures regarding our delivery commitments; and

•	Add disclosures regarding our lease acreage expirations.

Certain exhibits have been updated and are being filed or furnished with this Form 10-K/A to:

•	Amend in their entirety the reports of our independent consulting engineers in order to address staff comments to include all required items listed under Item 1202(a)8 of Regulation S-K;

•	Provide updated consents of our independent consulting engineers;

•	Correct the inadvertent omission of KPMG LLP’s signature on their consent dated March 12, 2010 and which was filed with the Form 10-K; and

•	Provide the required certifications by our principal executive officer and principal financial officer.

Except as set forth above, this Form 10-K/A does not modify, amend or update in any way any other items or disclosure in the Form 10-K. This Form 10-K/A continues to speak as of the date of the original Form 10-K and other than as specifically reflected in this Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and our other filings with the Securities and Exchange Commission subsequent to filing of the Form 10-K.

PART I

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

Technology Used to Establish Proved Reserves
Under current SEC standards, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations.  The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate.  Reasonable certainty can be established using techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty.  Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

In order to establish reasonable certainty with respect to our estimated proved reserves, we employ technologies that have been demonstrated to yield results with consistency and repeatability.  The technological data used in the estimation of our proved reserves include, but are not limited to, electrical logs, radioactivity logs, core analyses, geologic maps and available downhole and production data, seismic data and well test data.  Generally, oil and gas reserves are estimated using, as appropriate, one or more of these available methods: production decline curve analysis, analogy to similar reservoirs or volumetric calculations.  Reserves attributable to producing wells with sufficient production history are estimated using appropriate decline curves or other performance relationships.  Reserves attributable to producing wells with limited production history and for undeveloped locations are estimated using performance from analogous wells in the surrounding area and technological data to assess the reservoir continuity.  In some instances, particularly in connection with exploratory discoveries, analogous performance data is not available, requiring us to rely primarily on volumetric calculations to determine reserve quantities.  Volumetric calculations are primarily based on data derived from geologic-based seismic interpretation, open-hole logs and completion flow data.  When using production decline curve analysis or analogy to estimate proved reserves, we limit our estimates to the quantities of oil and gas derived through volumetric calculations.

More than 90% of our additions to proved reserves in 2009 were derived from wells drilled in the Permian Basin and the Austin Chalk (Trend).  A significant amount of technological data is available in these areas, which allows us to estimate with reasonable certainty the proved reserves and production decline rates attributable to most of our reserve additions through analogy to historical performance from wells in the same reservoirs.  None of our additions to proved reserves for 2009 were estimated solely on volumetric calculations.

Processes and Controls
Mr. Gasser and his engineering staff maintain a reserves database covering substantially all of our oil and gas properties utilizing AriesTM, a widely-used reserves and economics software package licensed by a unit of Halliburton Company.  Some of our properties are not evaluated since they are individually and collectively insignificant to our total proved reserves and related PV-10 Value.  Our engineering staff assimilates all technological and operational data necessary to evaluate our reserves and updates the reserves database throughout the year.  Technological data is described above under “Technologies Used to Establish Proved Reserves.” Operational data includes ownership interests, product prices, operating expenses and future development costs.

Using the most appropriate method available, Mr. Gasser applies his professional judgment, based on his training and experience, to project a production profile for each evaluated property.  Mr. Gasser consults with other engineers and geoscientists within our company as needed to validate the accuracy and completeness of his estimates and to determine if any of the technological data upon which his estimates were based are incorrect or outdated.

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

  Delivery Commitments

As of December 31, 2009, we had no commitments to provide fixed and determinable quantities of oil or natural gas in the near future under contracts or agreements, other than through customary marketing arrangements which require us to nominate estimated volumes of natural gas production for sale during periods of one month or less.

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

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Permian Basin	84,478	36,864	333,674	151,873	418,152	188,737
East Texas (a)	133,903	122,454	186,484	116,979	320,387	239,433
North Louisiana	5,405	4,613	160,326	149,729	165,731	154,342
South Louisiana	7,782	5,288	17,513	16,281	25,295	21,569
Other (b)	10,902	3,458	356,536	183,303	367,438	186,761
Total	242,470	172,677	1,054,533	618,165	1,297,003	790,842

(a)	Includes our acreage in the Austin Chalk (Trend), Cotton Valley Reef Complex and East Texas Bossier areas.
(b)	Net undeveloped acres are attributable to the following areas: Utah – 53,376; Mississippi – 43,187; Alabama – 38,912; Colorado – 28,798; and other – 19,030.

The following table sets forth expiration dates of the leases of our gross and net undeveloped acres as of December 31, 2009.

	Acres Expiring (a)
	2010		2011		2012
	Gross	Net	Gross	Net	Gross	Net
Permian Basin	89,746	42,813	31,599	19,085	2,986	2,493
East Texas (b)	30,566	23,453	35,900	31,030	73,277	35,746
North Louisiana	60,586	59,886	94,637	84,565	1,531	1,341
South Louisiana	11,365	11,151	4,161	3,525	195	190
Other	112,897	62,207	54,127	27,141	37,425	21,707
	305,160	199,510	220,424	165,346	115,414	61,477

(a)  Acres expiring are based on contractual lease maturities. We may extend the leases prior to their expiration based upon planned activities or for other business activities.
(b)  Includes our acreage in the Austin Chalk (Trend), Cotton Valley Reef Complex and East Texas Bossier areas.

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

PART IV

Item 15 -                 Exhibits and Financial Statement Schedules

Financial Statements and Schedules

The consolidated financial statements and financial statement schedules were previously filed.

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

**10.58†	Fuhrman-Mascho Reward Plan dated December 1, 2009, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2009††

****21	Subsidiaries of the Registrant

*23.1	Consent of KPMG LLP

*23.2	Consent of Williamson Petroleum Consultants, Inc.

*23.3	Consent of Ryder Scott Company, L.P.

****24.1	Power of Attorney

*31.1	Certification by the President and Chief Executive Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934

*31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934

***32.1	Certifications by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*99.1	Report of Williamson Petroleum Consultants, Inc. independent consulting engineers

*99.2	Report of Ryder Scott Company, L.P. independent consulting engineers

*Filed herewith
**Incorporated by reference to the filing indicated
***Previously furnished
****Previously filed
†Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
††Filed under the Company’s Commission File No. 001-10924.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLAYTON WILLIAMS ENERGY, INC.
(Registrant)

Date: December 20, 2010	By:	/s/ MEL G. RIGGS
Mel G. Riggs
Executive Vice President,
Chief Operating Officer

CLAYTON WILLIAMS ENERGY, INC.

EXHIBIT INDEX

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

**10.58†	Fuhrman-Mascho Reward Plan dated December 1, 2009, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2009††

****21	Subsidiaries of the Registrant

*23.1	Consent of KPMG LLP

*23.2	Consent of Williamson Petroleum Consultants, Inc.

*23.3	Consent of Ryder Scott Company, L.P.

***24.1	Power of Attorney

*31.1	Certification by the President and Chief Executive Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934

*31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934

***32.1	Certifications by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*99.1	Report of Williamson Petroleum Consultants, Inc. independent consulting engineers

*99.2	Report of Ryder Scott Company, L.P. independent consulting engineers

*Filed herewith
**Incorporated by reference to the filing indicated
***Previously furnished
****Previously filed
†Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
††Filed under the Company’s Commission File No. 001-10924.