Form 10-K
period 2010-12-31
CLAYTON WILLIAMS ENERGY INC /DE
filed 2011-03-01
CIK 880115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes	☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $248,192,774.

There were 12,155,536 shares of Common Stock, $.10 par value, of the registrant outstanding as of February 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the 2011 Annual Meeting of Stockholders, which will be filed with the Commission not later than April 30, 2011, are incorporated by reference in Part III of this Form 10-K.

CLAYTON WILLIAMS ENERGY, INC.

TABLE OF CONTENTS (Continued)

Forward-Looking Statements

The information in this Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should, could or may occur in the future are forward-looking statements.  These forward-looking statements are based on management’s current expectations and belief, based on currently available information, as to the outcome and timing of future events and their effect on us.  While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.  All statements concerning our expectations for future operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions.  Our forward-looking statements involve significant risks and uncertainties, many of which are beyond our control, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in (1) Part I, “Item 1A - Risk Factors” and other cautionary statements in this Form 10-K, (2) our reports and registration statements filed from time to time with the Securities and Exchange Commission, and (3) other announcements we make from time to time.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties incident to the exploration for and development, production and marketing of oil and gas.  These risks include, but are not limited to:

•	the possibility of unsuccessful exploration and development drilling activities;

•	our ability to replace and sustain production;

•	commodity price volatility;

•	domestic and worldwide economic conditions;

•	the availability of capital on economic terms to fund our capital expenditures and acquisitions;

•	our level of indebtedness;

•	the impact of the past or future economic recessions on our business operations, financial condition and ability to raise capital;

•	declines in the value of our oil and gas properties resulting in a decrease in our borrowing base under our credit facility and impairments;

•	the ability of financial counterparties to perform or fulfill their obligations under existing agreements;

•	the uncertainty inherent in estimating proved oil and gas reserves and in projecting future rates of production and timing of development expenditures;

•	drilling and other operating risks;

•	hurricanes and other weather conditions;

•	lack of availability of goods and services;

•	regulatory and environmental risks associated with drilling and production activities;

•	the adverse effects of changes in applicable tax, environmental and other regulatory legislation; and

•	the other risks described in this Form 10-K.

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

As previously discussed, should one or more of the risks or uncertainties described above or elsewhere in this Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We specifically disclaim all responsibility to publicly update or revise any information contained in a forward-looking statement or any forward-looking statement in its entirety after the date made, whether as a result of new information, future events or otherwise, except as required by law.

All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

Definitions of terms commonly used in the oil and gas industry and in this Form 10-K can be found in the “Glossary of Terms”.

PART I

Item 1 -                 Business

General

Clayton Williams Energy, Inc., incorporated in Delaware in 1991, is an independent oil and gas company engaged in the exploration for and production of oil and natural gas primarily in Texas, Louisiana and New Mexico.  Unless the context otherwise requires, references to the “Company”, “CWEI”, “we”, “us” or “our” mean Clayton Williams Energy, Inc. and its consolidated subsidiaries.  On December 31, 2010, our estimated proved reserves were 51,065 MBOE, of which 68% were proved developed.  Our portfolio of oil and natural gas reserves is weighted in favor of oil, with approximately 74% of our proved reserves at December 31, 2010 consisting of oil and natural gas liquids and approximately 26% consisting of natural gas.  During 2010, we added proved reserves of 23,193 MBOE through extensions and discoveries, had upward revisions of 2,282 MBOE, had purchases of minerals-in-place of 349 MBOE and had sales of minerals-in-place of 2,937 MBOE.  We also achieved average net production of 15 MBOE per day in 2010, which implies a reserve life of approximately 9.4 years.  CWEI held interests in 6,789 gross (1,020.7 net) producing oil and gas wells and owned leasehold interests in approximately 1 million gross (535,000 net) undeveloped acres at December 31, 2010.

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

Company Profile

Business Strategy

Our goal is to grow oil and gas reserves and increase shareholder value utilizing a flexible, opportunity-driven business strategy.  We do not adhere to rigid guidelines for resource allocations, risk profiles, product mixes, financial measurements or other operating parameters.  Instead, we try to identify exploratory and developmental projects that offer us the best possible opportunities for growth in oil and gas reserves and allocate our available resources to those projects.  Our direction is heavily influenced by Mr. Williams based on over 50 years of experience and leadership in the oil and gas industry.  Strategically, we are currently focused on development of oil reserves over gas reserves.  It is our belief that oil prices will continue to outpace gas prices based on relative energy content for the foreseeable future due to an abundance of domestic natural gas versus a much tighter balance between global supply and demand for crude oil.  We have significant holdings in oil-prone regions in the Permian Basin and the Giddings Area that we believe offer us attractive opportunities for growth in oil reserves, and we currently plan to exploit these resources as long as our margins between oil prices and the costs of drilling, completion and other field services remain acceptable.  In addition to our developmental drilling, we also remain committed to exploring for oil and gas reserves in areas that we believe offer us exceptional opportunities for reserve growth and continue to search for possible proved property acquisitions.  From year to year, our allocation of investment capital may vary between exploratory and developmental activities depending on our analysis of all available growth opportunities, but our long-term focus on growing oil and gas reserves is consistent with our goal of value enhancement for our shareholders.

Recent Developments

           Beginning in 2009 and continuing through 2010, we have been engaged in developmental drilling in two primary oil-prone regions, the Permian Basin and the Giddings Area located in Robertson, Burleson, Brazos, Lee, Milam, Leon, Fayette and Washington Counties, Texas.  During the first half of 2009, uncertainties in the oil and gas markets caused by the recession negatively impacted demand for field services and equipment.  We took advantage of this period of reduced demand to enter into two year term agreements with selected vendors in our core operating areas to fix unit costs covering a significant portion of our drilling and completion services that we expected to be provided by third parties.  We also acquired the noncontrolling interest in our contract drilling company, Desta Drilling, giving us full control over the management and operation of substantially all of our drilling services.  Further, we purchased significant volumes of casing and tubing at discounts to then current market prices for use in our drilling programs.

These actions, along with continued improvements in oil prices, have provided us with what we believe is an acceptable profit margin on our investments in these core areas.

In the Permian Basin, we currently have eight Desta Drilling rigs and one contract rig working in Andrews County, Texas drilling vertical Wolfberry wells, which are wells that commingle production from the Wolfcamp and the Spraberry formations.  We are also working two Desta Drilling rigs in the Giddings Area in East Central Texas drilling horizontal wells in the Austin Chalk formation (see Exploration and Development Activities – Core Areas).

We are also engaged in an emerging play in the southern portion of the Delaware Basin, a portion of the Permian Basin that is currently being drilled to tap the Bone Springs/Wolfcamp formations.  We are actively leasing acreage in this area and could begin drilling operations in 2011 (see Exploration and Development Activities – Emerging Play).

Domestic Operations

We conduct all of our drilling, exploration and production activities in the United States.  All of our oil and gas assets are located in the United States, and all of our revenues are derived from sales to customers within the United States.

Development Program

Our current focus is on developmental drilling.  A developmental well is a well drilled within the proved area of an oil and gas reservoir to a horizon known to be productive.  We have an inventory of developmental projects available for drilling in the future, most of which are located in the oil-prone regions of the Permian Basin and the Giddings Area.  In most cases, our leasehold interests in developmental projects are held by the continuous production of other wells, meaning that our rights to drill these projects are not subject to near-term expiration.  This provides us with a high degree of flexibility in the timing of developing these reserves.  Consistent with our business strategy, approximately $362.1 million, or 95% of our planned expenditures for 2011 relate to developmental drilling, most of which are in oil-prone areas.

Exploration Program

To a lesser degree, we are also engaged in finding reserves through exploratory drilling.  Our exploration program consists of generating exploratory prospects, leasing the acreage related to the prospects, drilling exploratory wells on these prospects to determine if recoverable oil and gas reserves exist, drilling developmental wells on prospects, and producing and selling any resulting oil and gas production.

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

Many of our exploration activities, particularly those related to our Bossier prospects in the Giddings Area and our prospects in South Louisiana, target gas reserves.  Since we believe gas prices are likely to be less favorable than oil prices in the near term, we currently plan to spend only $19.7 million on exploration activities in 2011.

Acquisition and Divestitures of Proved Properties

In addition to our exploration and development activities, we seek to acquire proved reserves, but competition for the purchase of proved reserves is intense.  Sellers often utilize a bid process to sell properties.  This process usually intensifies the competition and makes it extremely difficult for us to acquire reserves without assuming significant price and production risks.  During the second quarter of 2010, we acquired from a group of private investors an undivided 14% working interest in 36 Wolfberry operated wells in Andrews County, Texas for $9.6 million, after customary closing adjustments.  This purchase increased our working interest in these 36 wells to 100%.  We are actively searching for opportunities to acquire proved oil and gas properties, but we cannot give any assurance that we will be successful in our efforts to acquire proved properties in 2011.

From time to time, we sell certain of our proved properties when we believe it is more advantageous to dispose of the selected properties than to continue to hold them.  We consider many factors in deciding to sell properties, including the need for liquidity, the risks associated with continuing to own the properties, our expectations for future development on the property, the fairness of the price offered, and other factors related to the condition and location of the property.  In June 2010, we sold our interests in 22 operated and 76 non-operated producing wells in North Louisiana for net proceeds of $73.1 million, and in August 2010, we sold our interest in one non-operated well and related leasehold interests in North Louisiana for net proceeds of $2.9 million.  The assets sold in these transactions represented substantially all of our proved oil and gas properties in North Louisiana.

Desta Drilling

In 2006, we formed a drilling rig joint venture with Lariat Services, Inc. (“Lariat”).  Initially, we referred to this joint venture as Larclay JV, but in June 2009, we changed the legal name of the operating entity in the joint venture to Desta Drilling, LP (“Desta Drilling”).  Lariat was designated as the operator of the rigs and provided all management services on behalf of Desta Drilling.  To permit Desta Drilling to finance the construction of 12 drilling rigs and related equipment, we provided credit support in the form of (1) a limited guaranty to the secured lender in the original amount of $19.5 million, (2) a drilling contract with Desta Drilling that expired in 2009 under which we were obligated to use the drilling rigs or pay idle rig rates, and (3) a subordinated loan to Desta Drilling of $4.6 million to finance excess construction costs.  During the term of the drilling contract, we paid Desta Drilling $24.4 million in idle rig fees.  We and Lariat also made cash advances to Desta Drilling in the form of subordinated loans of $7.5 million each to provide additional financial support.

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

In April 2009, we adopted a plan of disposition to sell eight of the 12 drilling rigs then owned by Desta Drilling.  As a result, we recorded a $32.1 million impairment of property and equipment during the second quarter of 2009 to write-down the rigs to their estimated fair value of $18.8 million.  In December 2009, we modified the plan of disposition.  Based on significant improvements in oil prices, we escalated our developmental drilling program and put six of the drilling rigs previously held for sale back to work and transferred their estimated fair value of $11.4 million to property and equipment.  In the accompanying consolidated balance sheets at December 31, 2010 and December 31, 2009, assets held for sale were $8.8 million and $7.4 million, respectively.  In February 2011, we sold two 2,000 horsepower drilling rigs and related equipment for $22 million of total consideration, and expect to record a gain on the sale of approximately $13.2 million during the first quarter of 2011.  Proceeds from the sale consisted of $11 million cash and an $11 million promissory note due in August 2011.

In December 2010, Desta Drilling purchased two additional drilling rigs to increase its fleet to 12 operating rigs.

Exploration and Development Activities

Overview
Since the second quarter of 2009, we have been primarily committed to drilling developmental oil wells in the Permian Basin and the Austin Chalk.  We currently plan to spend approximately $381.8 million on exploration and development activities during fiscal 2011.  Approximately 95% of the estimated expenditures for fiscal 2011 are expected to be spent on developmental drilling.  We may increase or decrease our planned activities, depending upon drilling results, operating margins, the availability of capital resources, and other factors affecting the economic viability of such activities.

Core Areas

Permian Basin
The Permian Basin is a sedimentary basin in West Texas and Southeastern New Mexico known for its large oil and gas deposits from the Permian geologic period.  The Permian Basin covers an area approximately 250 miles wide and 350 miles long and contains commercial accumulations of oil and gas in multiple stratigraphic horizons at depths ranging from 1,000 feet to over 25,000 feet.  The Permian Basin is characterized by an extensive production history, mature infrastructure, long reserve life, multiple producing horizons and enhanced recovery potential.  Although many fields in the Permian Basin have been heavily exploited in the past, higher product prices and improved technology (including deep horizontal drilling) continue to attract high levels of drilling and recompletion activities.  We gained a significant position in the Permian Basin in 2004 when we acquired Southwest Royalties, Inc.  This acquisition provided us with an inventory of potential drilling and recompletion activities.

We spent $176.4 million in the Permian Basin during fiscal 2010 on drilling and completion activities and $13.6 million on seismic and leasing activities.  In addition, we spent $9.6 million to acquire an undivided 14% working interest in 36 Wolfberry operated wells in Andrews County, Texas.  We drilled 116 gross (109 net) operated wells in the Permian Basin and conducted various remedial operations on other wells during fiscal 2010.  We currently plan to spend approximately $295.3 million on drilling, completion and leasing activities during fiscal 2011.  Following is a discussion of our principal assets in the Permian Basin.

Wolfberry
Our primary focus in the Permian Basin is the drilling of Wolfberry wells in the Midland Basin.  Wolfberry is a term applied to the combined production from the Spraberry and Wolfcamp formations, which are generally found at depths from 7,500 to 10,500 feet.  These formations are comprised of a sequence of basinal, interbedded shales and carbonates.  We have over 20,000 net acres in Andrews County, Texas on which we have drilled more than 130 wells to date and have identified more than 200 additional drill sites, 67 of which are classified as proved undeveloped locations as of December 31, 2010.  We spent approximately $145 million on Wolfberry drilling and completion activities during fiscal 2010, and currently plan to use eight Desta Drilling rigs and one or more contract rigs through August 2011 and five rigs through the remainder of 2011 to drill and complete over 150 Wolfberry wells during fiscal 2011 at an estimated cost of $266.5 million, net to our working interest.

Fuhrman-Mascho Field
We also resumed a drilling program in the Fuhrman-Mascho Field in Andrews County, Texas beginning in July 2009.  Wells in the Fuhrman-Mascho Field produce from the San Andres formation, a reservoir comprised of fractured carbonate sediments found at a depth of approximately 4,300 feet.  We drilled and completed six wells in this area during fiscal 2010, and currently plan to drill eight additional wells during fiscal 2011.

New Mexico
We currently plan to drill additional development wells in Eddy County, New Mexico targeting the Yeso, San Andres and Grayburg formations.  The San Andres-Grayburg is a mixed clastic and carbonate reservoir from 2,300 to 3,800 feet in the Loco Hills area of New Mexico.  The Yeso is a dolomite formation found from 3,800 to 4,200 feet. We plan to drill 19 developmental wells in this area during fiscal 2011.

Other
We also have an inventory of developmental drilling and enhanced recovery opportunities throughout the Permian Basin in established fields such as the Flying M in Lea County, New Mexico, East Huntley in Garza County, Texas, South Huntley in Garza County, Texas, Halley in Winkler County, Texas, Mag Sealy in Ward County, Texas, Ward Estes in Ward County, Texas, Foster/Gist in Ector County, Texas, and Amacker Tippett in Upton County, Texas.

Giddings Area
Prior to 1998, we concentrated our drilling activities in an oil-prone area we refer to as the Giddings Area.  Most of our wells in the Giddings Area were drilled as horizontal wells, many with multiple laterals in different producing horizons, including the Austin Chalk, Buda and Georgetown formations.  Hydrocarbons are also encountered in the Giddings Area from other formations, including the Cotton Valley, Bossier and Eagle Ford Shale.  In 2010, we spent approximately $58.5 million on Austin Chalk/Eagle Ford Shale drilling and completion and currently plan to spend approximately $46.9 million on similar drilling activities in this area in 2011.  Following is a discussion of our principal assets in the Giddings Area.

Austin Chalk
We have concentrated our recent drilling activities in the Giddings Area on the Austin Chalk formation, an upper Cretaceous geologic formation in the Gulf Coast region of the United States that stretches across numerous fields in Texas and Louisiana.  The Austin Chalk formation is generally encountered at depths of 5,500 to 7,000 feet.  Horizontal drilling is the primary technique used in the Austin Chalk formation to enhance productivity by intersecting multiple zones.  Most of our wells in this area were drilled as horizontal wells, many with multiple laterals in different producing horizons, including the Austin Chalk, Buda and Georgetown formations.  The existing spacing between some of our wells in this area affords us the opportunity to tap additional oil and gas reserves by drilling new wells between existing wells, a technique referred to as in-fill drilling.  These in-fill wells are considered lower risk as compared to exploratory wells.  We are currently working two of our drilling rigs in the Giddings Area to drill dual opposed or dual stacked lateral horizontal wells in the Austin Chalk, and intermittently drilling wells in the Eagle Ford Shale.

Eagle Ford Shale
The Eagle Ford Shale is a formation immediately beneath the Austin Chalk formation.  In February 2010, we completed our first Eagle Ford Shale well, the Broesche Unit #1 in Burleson County.  This well was drilled to a total vertical depth of 7,580 feet with a 4,880 foot lateral and was completed with a nine stage frac.  In June 2010, we completed the Smalley-Robinson Unit #1 in Burleson County which was drilled to total vertical depth of 7,020 feet with a 5,500 foot lateral and was completed with a 13 stage frac.  In October 2010, we completed the Scallions-Lehmann #1 in Lee County, which was drilled to a total vertical depth of 7,665 feet with a 5,210 foot lateral and was completed with a one stage frac.  In December 2010, we drilled the Loebau Unit #1 in Lee County well to a total vertical depth of 7,911 feet with a 4,967 foot lateral and completed with a three stage frac.  To date, our Eagle Ford Shale results have not met our expectations.  None of the completion techniques that we have tried thus far have been effective in unlocking the large volumes of oil that we believe exist in this portion of the Eagle Ford Shale play.  We plan to continue searching for a completion technique that will make a multi-well drilling program economically viable.

Deep Bossier
We have an extensive acreage position in the Giddings Area that is also prospective for Deep Bossier sands which are encountered at depths ranging from 14,000 to 22,000 feet.  Exploration for Deep Bossier gas sands in this area involves a high degree of risk.  The geological structures are complex, very little subsurface control exists, and wells are expensive to drill.  Although seismic data is helpful in identifying possible sand accumulations, the only way to determine whether the Deep Bossier sand will be commercially productive is to drill wells to the targeted structures.  In fiscal year 2011, we currently plan to drill the Hamill #1, an exploratory well which is an offset to our previously drilled Big Bill Simpson #1.  We believe that the reserve potential from this well justifies the exploration risks despite current price levels of natural gas.

Emerging Play

Delaware Basin – Bone Springs/Wolfcamp
We are actively acquiring acreage in the emerging Bone Springs/Wolfcamp play (“Wolfbone”) located in the Delaware Basin on the western edge of the Permian Basin.  A Wolfbone well is a well that commingles production from the Bone Springs and Wolfcamp formations which are typically encountered at depths of 8,000 to 13,000 feet.  These Permian aged formations in the Delaware Basin are comprised of limestone and sandstone.  We spent approximately $8.9 million for leasing activities in the Wolfbone play during fiscal 2010 and expect to spend at least an additional $9 million in 2011.  To date, we have accumulated approximately 17,000 net acres.

South Louisiana
In the first quarter of 2010, we successfully drilled and completed the State Lease 17378 #4, a developmental well in Plaquemines Parish, Louisiana.  During the second quarter of 2010, we also drilled and are currently completing the State Lease 19964 #1, an exploratory well in Plaquemines Parish.  In December 2010, we drilled the State Lease 19720 #1 as a producer and are currently waiting on pipeline connections.  We plan to spend $3.8 million in fiscal 2011 in connection with drilling and completion activities in South Louisiana.

Known Trends and Uncertainties
During the first quarter of 2010, we drilled a commercial step-out well in Lee County, Texas to determine the viability of expanding our Austin Chalk developmental drilling program to the southwest of our core properties where the number of drilling locations was limited.  This commercial step-out well was drilled approximately ten miles west of the nearest producing Austin Chalk well. Based on our evaluation of this well, we now believe that we will be able to extend our Austin Chalk drilling program into 2011 and subsequent years.  In addition, we are continuing efforts to identify other opportunities for growth in the Austin Chalk area, including the addition of reserves and production through improved technology, acquisitions of proved reserves, and participation agreements with industry partners.

Our Wolfberry developmental drilling program is very sensitive to oil prices and drilling costs.  We believe that the steps we have taken to fix unit costs with selected service providers, improve drilling efficiencies through the use of Desta Drilling’s rigs and crews, and purchase casing and tubing at discounts to current market prices, will enable us to continue drilling in this area through mid-year 2011 as long as oil prices remain favorable.  In order to continue drilling in this area, we must be able to realize an acceptable margin between our expected cash flow from new production and our cost to drill new wells.  If any combination of falling oil prices and rising drilling costs occur in future periods, we may not be able to continue developmental drilling in this area.

We have an extensive acreage position within the Permian Basin with a large portion of that acreage currently held by production.  We are continuously seeking other opportunities for growth in the Permian Basin, and believe that our holdings in this region provide us with many viable possibilities for exploration and development activities beyond our current drilling programs.

Marketing Arrangements

We sell substantially all of our oil production under short-term contracts based on crude oil price bulletins from major oil purchasers for West Texas Intermediate contracts, less agreed-upon deductions which vary by grade of crude oil.  The majority of our gas production is sold under short-term contracts based on pricing formulas which are generally market responsive.  From time to time, we may also sell a portion of our gas production under short-term contracts at fixed prices.  We believe that the loss of any of our oil and gas purchasers would not have a material adverse effect on our results of operations due to the availability of other purchasers.

Natural Gas Services

We own an interest in and operate natural gas service facilities in the states of Texas, Louisiana, Mississippi and New Mexico. These natural gas service facilities consist of interests in approximately 108 miles of pipeline, four treating plants, one dehydration facility, and seven wellhead type treating and/or compression stations.  Most of our operated gas gathering and treating activities exist to facilitate the transportation and marketing of our operated oil and gas production.

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

Market manipulation and market transparency regulations.  Under the Energy Policy Act of 2005 (“EP Act 2005”), FERC possesses regulatory oversight over natural gas markets, including the purchase, sale and transportation of natural gas by “any entity” in order to enforce the anti-market manipulation provisions in the EP Act 2005. The Federal Trade Commission (“FTC”) has similar regulatory oversight of oil markets in order to prevent market manipulation.  The Commodity Futures Trading Commission (“CFTC”) also holds authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act.  With regard to our physical purchases and sales of natural gas, natural gas liquids and crude oil, our gathering of these energy commodities, and any related hedging activities that we undertake, we are required to observe these anti-market manipulation laws and related regulations enforced by FERC, the FTC, and/or the CFTC.  These agencies hold substantial enforcement authority, including the ability to assess civil penalties of up to $1 million per day per violation, to order disgorgement of profits and to recommend criminal penalties.  Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third party damage claims by, among others, sellers, royalty owners and taxing authorities.

FERC has issued certain market transparency rules for the natural gas industry pursuant to its EP Act 2005 authority, which may affect some or all of our operations.  FERC issued a final rule in 2007, as amended by subsequent orders on rehearing (“Order 704”), which requires wholesale buyers and sellers of more than 2.2 million MMBtu of physical natural gas in the previous calendar year, including natural gas producers, gatherers, processors, and marketers, to report, on May 1 of each year, beginning in 2009, aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to, or may contribute to the formation of price indices, as explained in the order. It is the responsibility of the reporting entity to determine which transactions should be reported based on the guidance of Order 704.  In addition, on November 20, 2008, FERC issued a final rule pursuant to its EP Act 2005 authority regarding daily scheduled flows and capacity posting requirements, as amended by a subsequent order on rehearing (“Order 720”).  Under Order 720, certain non-interstate pipelines delivering, on an annual basis, more than an average of 50 million MMBtu of gas over the previous three calendar years, are required to post daily certain information regarding the pipeline’s capacity and scheduled flows for each receipt and delivery point that has a design capacity equal to or greater than 15,000 MMBtu per day.  Over the previous three calendar years, we have delivered, on average, less than 50 million MMBtu of gas, and therefore we believe that we are currently exempt from Order 720.

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

We believe that we are in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during 2011.  We do not believe that we will be required to incur material capital expenditures to comply with existing environmental requirements.  Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on our operations, as well as the oil and gas industry in general.  For instance, any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or clean-up requirements could have an adverse impact on our operations.

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

Global Warming and Climate Change.  In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes.  Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act.  The EPA recently adopted two sets of rules regulating greenhouse gas emissions under the Clean Air Act, one of which requires a reduction in emissions of greenhouse gases from motor vehicles and the other of which regulates emissions of greenhouse gases from certain large stationary sources, effective January 2, 2011.  The EPA’s rules relating to emissions of greenhouse gases from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent EPA from implementing, or requiring state environmental agencies to implement, the rules.  The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including petroleum refineries, on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010, as well as certain onshore oil and natural gas production facilities, on an annual basis, beginning in 2012 for emissions occurring in 2011.

In addition, the United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs.  Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.

The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produced.  Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

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

Executive Officers

The following is a list, as of February 28, 2011 of the name, age and position with the Company of each person who is an executive officer of the Company:

CLAYTON W. WILLIAMS, JR., age 79, is Chairman of the Board, President, Chief Executive Officer and a director of the Company, having served in such capacities since September 1991.  For more than the past five years, Mr. Williams has also been the chief executive officer and a director of certain entities which are controlled directly or indirectly by Mr. Williams.  Mr. Williams beneficially owns, either individually or through his affiliates, approximately 26% of the outstanding shares of our common stock.

MEL G. RIGGS, age 56, is Executive Vice President and Chief Operating Officer of the Company, having served in such capacities since January 2011.  Prior to that, Mr. Riggs had served as Senior Vice President - Finance and Chief Financial Officer of the Company since 1991.  Mr. Riggs has served as a director of the Company since May 1994.

MICHAEL L. POLLARD, age 60, is Senior Vice President – Finance and Chief Financial Officer of the Company, having served in such capacity since January 2011.  Prior to that, Mr. Pollard had served as Vice President - Accounting of the Company since 2003.

PATRICK C. REESBY, age 58, is Vice President – New Ventures of the Company, having served in such capacity since 1993.

ROBERT C. LYON, age 74, is Vice President – Gas Gathering and Marketing of the Company, having served in such capacity since 1993.

T. MARK TISDALE, age 54, is Vice President and General Counsel of the Company, having served in such capacity since 1993.

GREGORY S. WELBORN, age 37, is Vice President – Land of the Company, having served in such capacity since 2006.  Prior to that, Mr. Welborn was self-employed.  Mr. Welborn is the son-in-law of Clayton W. Williams, Jr.

ROBERT L. THOMAS, age 54, is Vice President – Accounting of the Company, having served in such capacity since January 2011.  Prior to that, Mr. Thomas had served as General Accounting Manager of the Company since 2003.

Employees

At December 31, 2010, we had 437 full-time employees, of which 219 were employed by Desta Drilling.  None of our employees are subject to a collective bargaining agreement.  In our opinion, relations with employees are good.

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

Item 1A -                      Risk Factors

There are many factors that affect our business, some of which are beyond our control.  Our business, financial condition and results of operations could be materially adversely affected by any of these risks.  The nature of our business activities further subjects us to certain hazards and risks.  The risks described below are not the only ones facing our company, but are a summary of some of the material risks relating to our business.  Other risks are described in “Item 1 - Business” and “Item 7A - Quantitative and Qualitative Disclosure About Market Risks.”  Additional risks not presently known to us or that we currently deem immaterial individually or in the aggregate may also impair our business operations.  If any of these risks actually occur, it could materially harm our business, financial condition or results of operations and impair our ability to implement business plans or complete development projects as scheduled.  In that case, the market price of our common stock could decline.

Oil and gas prices are volatile. Declines in commodity prices have adversely affected, and in the future may adversely affect, our financial condition, liquidity, results of operations, cash flows, access to the capital markets, and ability to grow.

    Our revenues, operating results, liquidity, cash flows, profitability and value of proved reserves depend substantially upon the market prices of oil and natural gas.  Product prices affect our cash flow available for capital expenditures and our ability to access funds under our revolving credit facility and through the capital markets.  The amount available for borrowing under our revolving credit facility is subject to a borrowing base, which is determined at least semi-annually by our lenders taking into account the estimated value of our proved reserves and is subject to periodic redeterminations based on pricing models determined by the lenders at such time. The decline in oil and natural gas prices in 2009 impacted the value of our estimated proved reserves and, in turn, the market values used by our lenders to determine our borrowing base.  If commodity prices decline in the future, the decline could have adverse effects on our reserves and borrowing base.

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

    In general, the volume of production from an oil and gas property declines as reserves related to that property are depleted. The decline rates depend upon reservoir characteristics. Historically, our oil and gas properties have had steep rates of decline and short estimated productive lives. The implied life of our proved reserves at December 31, 2010 is approximately 9.4 years, based on 2010 production levels.

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

    As of December 31, 2010, the principal amount of our outstanding consolidated debt was approximately $385 million, which included approximately $160 million outstanding under our revolving credit facility and $225 million in outstanding principal amount of our 7¾% Senior Notes due 2013.  Our revolving credit facility and the Indenture governing our 7¾% Senior Notes due 2013 impose significant restrictions on our ability to take certain actions, including our ability to incur additional indebtedness, sell certain assets or merge, make investments or loans, issue redeemable or preferred stock, pay distributions or dividends, create liens, guarantee other indebtedness and enter into new lines of business.

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

    The credit crisis and related turmoil in the global financial systems during the past three years have had an impact on our business and our financial condition. An economic recession could reduce the demand for oil and natural gas and put downward pressure on the prices for oil and natural gas.  Historically, we have used our cash flow from operations and borrowings under our revolving credit facility to fund our capital expenditures.  In the future, we may not be able to access adequate funding under our revolving credit facility as a result of (1) a decrease in our borrowing base due to the outcome of a borrowing base redetermination, or (2) an unwillingness or inability on the part of our lending counterparties to meet their funding obligations.  In addition, we may face limitations on our ability to access the debt and equity capital markets and complete asset sales, and an increased counterparty credit risk on our derivatives contracts.

Our hedging transactions could result in financial losses or could reduce our income.  To the extent we have hedged a significant portion of our expected production and actual production is lower than we expected or the costs of goods and services increase, our profitability would be adversely affected.

    To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and gas, we have entered into and may in the future enter into hedging transactions for a significant portion of our expected oil and gas production.  These transactions could result in both realized and unrealized hedging losses.

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

    Our actual future production may be significantly higher or lower than we estimate at the time we enter into derivative transactions for such period.  If our actual production is higher than we estimated, we will have greater commodity price exposure than we intended. If our actual production is lower than the nominal amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale or purchase of the underlying physical commodity, resulting in a substantial diminution in our profitability and liquidity. As a result of these factors, our derivative activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our cash flows.

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

    The estimated proved reserve information is based upon reserve reports prepared by independent engineers.  From time to time, estimates of our reserves are also made by the lenders under our revolving credit facility in establishing the borrowing base under the credit facility and by our engineers for use in developing business plans and making various decisions.  Such estimates may vary significantly from those of the independent engineers and have a material effect upon our business decisions and available capital resources.

Our producing properties are largely concentrated in two major geographic areas, the Permian Basin in West Texas and Southeast New Mexico and the Giddings Area in East Central Texas. Concentrations of reserves in limited geographic areas may disproportionately expose us to operational, regulatory and geological risks.

    Our core producing properties are geographically concentrated in the Permian Basin of West Texas and Southeast New Mexico and the Giddings Area in East Central Texas.  As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, or interruption of the processing or transportation of oil, natural gas or natural gas liquids.

    In addition, a significant portion of our proved reserves in the Permian Basin are derived from the Wolfberry play in Andrews County, Texas and the Austin Chalk formation in the Giddings Area.  This concentration of assets within a few producing horizons exposes us to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within a field.

Our proved undeveloped locations are scheduled to be drilled over several years, subjecting us to uncertainties that could materially alter the occurrence or timing of our drilling activities.

    We have assigned proved undeveloped reserves to certain of our drilling locations as an estimation of our future multi-year development activities on our existing acreage.  These identified locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including (1) our ability to timely drill wells on lands subject to complex development terms and circumstances; (2) the availability of capital, equipment, services and personnel; (3) seasonal conditions; (4) regulatory and third party approvals; (5) oil and natural gas prices; and (6) drilling and recompletion costs and results. Because of these uncertainties, we may defer drilling on, or never drill, some or all of these potential locations.  If we defer drilling more than five years from the date proved undeveloped reserves were first assigned to a drilling location, we may be required under SEC guidelines to downgrade the category of the applicable reserves from proved undeveloped to probable.  Any reclassification of reserves from proved to unproved could reduce our ability to borrow money and could reduce the value of our debt and equity securities.

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

A terrorist attack or armed conflict could harm our business by decreasing our revenues and increasing our costs.

    Terrorist activities, anti-terrorist efforts and other armed conflict involving the United States may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. If any of these events occur or escalate, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenue. Oil and natural gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if significant infrastructure or facilities used for the production, transportation, processing or marketing of oil and natural gas production are destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

Because we have no current plans to pay dividends on our common stock, investors must look solely to stock appreciation for a return on their investment in us.

    We have never paid any cash dividends on our common stock and our Board of Directors does not currently anticipate paying any cash dividends to our stockholders in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant. Covenants contained in our revolving credit facility and the Indenture governing our 7¾% Senior Notes due 2013 restrict the payment of dividends. Investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

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

    WCPL, a limited partnership in which Mr. Williams’ adult children are the limited partners, owns an additional 25% of the outstanding shares of our common stock.  Mel G. Riggs, our Executive Vice President and Chief Operating Officer, is the sole general partner of WCPL and has the power to vote or direct the voting of the shares held by WCPL.  In voting these shares, Mr. Riggs will not be acting in his capacity as an officer and director of the Company and will consider the interests of WCPL and Mr. Williams’ children.  They may have interests that differ from the interests of our other shareholders.

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

    Under the EP Act 2005, FERC has civil penalty authority under the NGA to impose penalties for current violations of up to $1 million per day for each violation and disgorgement of profits associated with any violation. While our natural gas operations have not been regulated by FERC under the NGA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional entities to FERC annual reporting and daily scheduled flow and capacity posting requirements, as described more fully in Item 1 above. Additional rules and legislation pertaining to those and other matters may be considered or adopted by FERC from time to time. Failure to comply with those regulations in the future could subject us to civil penalty liability.

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

Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of proposed legislation.

    Legislation has been proposed that would, if enacted into law, make significant changes to U.S. federal income tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies.  These changes include, but are not limited to (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures.  It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective.  The passage of this legislation or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could negatively impact the value of an investment in our common stock.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the crude oil and natural gas that we produce.

    In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes.  Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act.  The EPA recently adopted two sets of rules regulating greenhouse gas emissions under the Clean Air Act, one of which requires a reduction in emissions of greenhouse gases from motor vehicles and the other of which regulates emissions of greenhouse gases from certain large stationary sources, effective January 2, 2011.  The EPA’s rules relating to emissions of greenhouse gases from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA from implementing, or requiring state environmental agencies to implement, the rules.  The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including petroleum refineries, on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010, as well as certain onshore oil and natural gas production facilities, on an annual basis, beginning in 2012 for emissions occurring in 2011.

    In addition, the United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs.  Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.

   The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produced.  Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

The recent adoption of derivatives legislation by the U.S. Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of risks associated with our business.

    The U.S. Congress adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market.  The new legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), was signed into law by the President on July 21, 2010 and requires the Commodities Futures Trading Commission (the “CFTC”) and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment.  In its rulemaking under the Act, the CFTC has proposed regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents.  Certain bona fide hedging transactions or positions would be exempt from these position limits.  It is not possible at this time to predict when the CFTC will finalize these regulations.  The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time.  The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty.  The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties.  If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures.  Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas.  Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices.  Any of these consequences could have a material, adverse effect on us, our financial condition, and our results of operations.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

    Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations.  We routinely utilize hydraulic fracturing techniques in many of our natural gas well drilling and completion programs.  The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production.  The process is typically regulated by state oil and gas commissions.  However, the U.S. Environmental Protection Agency, or the EPA, recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act’s Underground Injection Control Program.  While the EPA has yet to take any action to enforce or implement this newly asserted regulatory authority, industry groups have filed suit challenging the EPA’s recent decision.  At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, and a committee of the U.S. House of Representatives is also conducting an investigation of hydraulic fracturing practices.  Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process.  In addition, some states have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations.  For example, Pennsylvania, Colorado, and Wyoming have each adopted a variety of well construction, set back, and disclosure regulations limiting how fracturing can be performed and requiring various degrees of chemical disclosure.  If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations.  In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, our fracturing activities could become subject to additional permitting requirements, and also to attendant permitting delays and potential increases in costs.  Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves.

Item 1B -                 Unresolved Staff Comments

    Not applicable.

Item 2 -                 Properties

    Our properties consist primarily of oil and gas wells and our ownership in leasehold acreage, both developed and undeveloped.  At December 31, 2010, we had interests in 6,789 gross (1,020.7 net) oil and gas wells and owned leasehold interests in approximately 1 million gross (535,000 net) undeveloped acres.

Reserves

    See “Glossary of Terms” for current definitions of terms related to oil and gas reserves.

    The following table sets forth our estimated quantities of proved reserves as of December 31, 2010, all of which are located within the United States.

	Proved Reserves(a)
		Natural	Total Oil
	Oil(b)	Gas	Equivalents(c)
Reserve Category	(MBbls)	(MMcf)	(MBOE)

Developed	24,570	59,409	34,472
Undeveloped	13,245	20,088	16,593
Total Proved	37,815	79,497	51,065

(a)      None of our oil and gas reserves are derived from non-traditional sources.
(b)     Oil reserves include crude oil, condensate and natural gas liquids.
(c)     Natural gas reserves have been converted to oil equivalents at the rate of six Mcf of gas to one barrel of oil.

    The present value of future net cash flows from proved reserves, before deductions for estimated future income taxes and asset retirement obligations, discounted at 10% (“PV-10 Value”), totaled $992 million at December 31, 2010.  The commodity prices used to estimate proved reserves and their related PV-10 Value at December 31, 2010 were based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period from January 2010 through December 2010.  The benchmark averages for 2010 were $79.43 per barrel of oil and NGL and $4.38 per MMBtu of natural gas.  These benchmark average prices were further adjusted for quality, energy content, transportation fees and other price differentials specific to our properties, resulting in an average adjusted price of $72.36 per barrel of oil and NGL and $5.44 per Mcf of natural gas over the remaining life of our proved reserves.  Operating costs were not escalated.

    PV-10 Value is not a generally accepted accounting principle (“GAAP”) financial measure, but we believe it is useful as a supplemental disclosure to the standardized measure of discounted future net cash flows presented in our consolidated financial statements.  To compute our standardized measure of discounted future net cash flows at December 31, 2010, we began with the PV-10 Value of our proved reserves and deducted the present value of estimated future income taxes of $276.9 million and net abandonment costs of $30.4 million, discounted at 10%.  At December 31, 2010, our standardized measure of discounted future net cash flows totaled $684.4 million.  While the standardized measure of discounted future net cash flows is dependent on the unique tax situation of each company, the present value of proved reserves is based on prices and discount factors that are consistent for all companies and can be used within the industry and by securities analysts to evaluate proved reserves on a more comparable basis.

    The following table summarizes certain information as of December 31, 2010 regarding our estimated proved reserves in each of our principal producing areas.

						Percent
	Proved Reserves				PV-10	of PV-10
		Natural	Total Oil	Percent of	Value of	Value of
	Oil (a)	Gas	Equivalents(b)	Total Oil	Proved	Proved
	(MBbls)	(MMcf)	(MBOE)	Equivalent	Reserves	Reserves
					(In thousands)

Permian Basin	27,628	59,549	37,553	73.5%	$664,170	67.0%
Giddings Area:
Austin Chalk/
Eagle Ford Shale	9,552	5,620	10,489	20.6%	274,115	27.6%
Cotton Valley
Reef Complex	-	5,235	873	1.7%	8,124	0.8%
South Louisiana	423	5,358	1,316	2.6%	33,587	3.4%
Other	212	3,735	834	1.6%	11,752	1.2%
Total	37,815	79,497	51,065	100.0%	$991,748	100.0%

(a)  Oil reserves include crude oil, condensate and natural gas liquids.
(b)  Natural gas reserves have been converted to oil equivalents at the rate of six Mcf to one barrel of oil.

    The following table summarizes changes in our estimated proved reserves during 2010.

Proved
Reserves
(MBOE)
As of December 31, 2009	33,637
Extensions and discoveries	23,193
Revisions	2,282
Purchases of minerals-in-place	349
Sales of minerals-in-place	(2,937)
Production	(5,459)
As of December 31, 2010	51,065

 Extensions and discoveries.  Extensions and discoveries in 2010 added 23,193 MBOE of proved reserves, replacing 425% of our 2010 production.  These additions resulted primarily from our Andrews County drilling program in the Permian Basin and our Austin Chalk drilling program in the Giddings Area.  Of the total reserve additions, proved developed reserves accounted for 8,759 MBOE, while the remaining 14,434 MBOE were proved undeveloped reserves.

    Revisions.  Net upward revisions of 2,282 MBOE consisted of upward revisions of 6,005 MBOE related to pricing and downward revisions of 3,723 MBOE related to performance.  Upward revisions of 6,005 MBOE were attributable to the effects of higher product prices on the estimated quantities of proved reserves.  Most of the downward performance revisions resulted from the reclassification of 2,009 MBOE of Permian Basin reserves from proved undeveloped to probable (see discussion below concerning changes in proved undeveloped reserves).

    Purchases and sales of minerals-in-place.  In June 2010, we acquired from a group of private investors an undivided 14% working interest in 36 Wolfberry operated wells in Andrews County, Texas resulting in an increase of 349 MBOE.  Also in June 2010, we sold our interests in 22 operated and 76 non-operated producing wells in North Louisiana resulting in a decrease of 2,937 MBOE.

    The following table summarizes changes in our estimated proved undeveloped reserves during 2010.

Proved
Undeveloped
Reserves
(MBOE)
As of December 31, 2009	5,051
Extensions and discoveries	14,434
Revisions	(2,027)
Reclassified to proved developed	(865)
As of December 31, 2010	16,593

    We added 14,434 MBOE of proved undeveloped reserves from extensions and discoveries related to Permian Basin and Giddings Area drilling locations, including 4,592 MBOE of upgrades from probable to proved undeveloped.  Downward revisions of 2,027 MBOE resulted primarily from the reclassification of 2,009 MBOE of Permian Basin reserves from undeveloped to probable in accordance with SEC standards that require proved undeveloped reserves to be developed within five years from their date or origin.  We also converted 865 MBOE of proved undeveloped reserves at December 31, 2009 to proved developed reserves during 2010 at a cost of approximately $17.2 million.  We expect to develop approximately 77% of our proved undeveloped reserves in 2011 at a cost of approximately $223.2 million.

Alternative Pricing Cases

    In addition to the estimated proved reserves disclosed above in accordance with the commodities pricing required by the new reserves rule (referred to as the “SEC Case”), the following table compares certain information regarding our SEC proved reserves to a Futures Pricing Case.

	Proved Reserves
		Natural	Total Oil
	Oil(a)	Gas	Equivalents(b)
Pricing Cases	(MBbls)	(MMcf)	(MBOE)	PV-10 Value
				(In thousands)
SEC Case	37,815	79,497	51,065	$991,748
Futures Pricing Case	38,888	82,151	52,580	$1,289,753

(a)  Oil reserves include crude oil, condensate and natural gas liquids.
(b)  Natural gas has been converted to oil equivalents at the rate of six Mcf to one barrel of oil.

Futures Pricing Case.  The Futures Pricing Case discloses our estimated proved reserves using future market-based commodities prices instead of the average historical prices used in the SEC Case.  Under the Futures Pricing Case, we used futures prices, as quoted on the New York Mercantile Exchange (“NYMEX”) on December 31, 2010, as benchmark prices for 2011 through 2015, and continued to use the 2015 futures price for all subsequent years.  These benchmark prices were further adjusted for quality, energy content, transportation fees and other price differentials specific to our properties, resulting in an average adjusted price of $84.57 per barrel of oil and NGL and $6.75 per Mcf of natural gas over the remaining life of the proved reserves.

Reserve Estimation Procedures

    Overview
    We have established a system of internal controls over our reserve estimation process, which we believe provides us reasonable assurance that reserve estimates have been prepared in accordance with SEC and FASB standards.  These controls include oversight by trained technical personnel employed by us and by the use of qualified independent petroleum engineers to evaluate our proved reserves on an annual basis.  Substantially all of our estimated proved reserves as of December 31, 2010 were derived from engineering evaluation reports prepared by Williamson Petroleum Consultants, Inc. (“Williamson”) and Ryder Scott Company, L.P. (“Ryder Scott”).  Of our total SEC Case estimated proved reserves, Williamson evaluated 62.7% and Ryder Scott evaluated 36.9% on a BOE basis.

    Qualifications of Technical Manager and Consultants
    Ron D. Gasser, our Engineering Manager, is the person within our organization that is primarily responsible for overseeing the preparation of the reserve estimates.  Mr. Gasser joined our Company in 2002 as a Senior Engineer working on acquisitions/divestitures and special projects and was promoted to his current position as Engineering Manager in 2006.  Mr. Gasser has 28 years experience as a petroleum engineer, including 25 years directly involved in the estimation and evaluation of oil and gas reserves.  Mr. Gasser holds a Bachelor of Science degree in Petroleum Engineering from Texas Tech University.  He is a Registered Professional Engineer in the State of Texas and is a member of the Society of Petroleum Engineers.

    Williamson is an independent petroleum engineering consulting firm registered in the State of Texas, and John D. Savage, Executive Vice President – Engineering Manager of Williamson, is the technical person primarily responsible for evaluating the proved reserves covered by their report.  Mr. Savage has 29 years experience in evaluating oil and gas reserves, including 27 years experience as a consulting reservoir engineer.  Mr. Savage holds a Bachelor of Science degree in Petroleum Engineering from Texas A&M University.  He is a Registered Professional Engineer in the State of Texas and is a member of the Society of Petroleum Engineers and the Society of Independent Professional Earth Scientists.

    Ryder Scott is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over 70 years.  John E. Hamlin, Managing Senior Vice President of Ryder Scott, is the technical person primarily responsible for evaluating the proved reserves covered by their report.  Mr. Hamlin has more than 34 years of experience in the estimation and evaluation of petroleum reserves.  Mr. Hamlin holds a Bachelor of Science degree in Petroleum Engineering from the University of Texas.  He is a Registered Professional Engineer in the State of Texas and is a member of the Society of Petroleum Engineers.

    Technology Used to Establish Proved Reserves
    Under current SEC standards, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations.  The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate.  Reasonable certainty can be established using techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty.  Reliable technology is a grouping of one or more technologies (including computational methods) that has been field tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

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

    More than 98% of our additions to proved reserves in 2010 were derived from wells drilled in the Permian Basin and the Giddings Area.  A significant amount of technological data is available in these areas, which allows us to estimate with reasonable certainty the proved reserves and production decline rates attributable to most of our reserve additions through analogy to historical performance from wells in the same reservoirs.  None of our additions to proved reserves for 2010 were estimated solely on volumetric calculations.

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

    The final reserve estimates are then analyzed by our financial accounting group under the direction of Michael L. Pollard, our Senior Vice President and Chief Financial Officer.  The group reconciles changes in reserve estimates during the year by source, consisting of changes due to extensions and discoveries, purchases/sales of mineral-in-place, revisions of previous estimates, and production.  Revisions of previous estimates are further analyzed by changes related to pricing and changes related to performance.  All material fluctuations in reserve quantities identified through this analysis are discussed with Mr. Gasser.  Although unlikely, if an error in the estimated reserves is discovered through this review process, Mr. Gasser will submit the facts related to the error to the appropriate consultant for correction prior to the public release of the reserve estimates.

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

Delivery Commitments

    As of December 31, 2010, we had no commitments to provide fixed and determinable quantities of oil or natural gas in the near future under contracts or agreements, other than through customary marketing arrangements which require us to nominate estimated volumes of natural gas production for sale during periods of one month or less.

Exploration and Development Activities

    We drilled, or participated in the drilling of, the following numbers of wells during the periods indicated.

	Year Ended December 31,
	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net
	(Excludes wells in progress at the end of any period)
Development Wells:
Oil	136	110.7	58	49.5	70	51.5
Gas	1	.5	11	5.4	41	14.7
Dry	3	1.3	1	1.0	1	1.0
Total	140	112.5	70	55.9	112	67.2
Exploratory Wells:
Oil	2	2.0	1	.2	1	.5
Gas	-	-	1	.1	3	1.7
Dry	2	.5	6	4.4	4	3.0
Total	4	2.5	8	4.7	8	5.2
Total Wells:
Oil	138	112.7	59	49.7	71	52.0
Gas	1	.5	12	5.5	44	16.4
Dry	5	1.8	7	5.4	5	4.0
Total	144	115.0	78	60.6	120	72.4

    The information contained in the foregoing table should not be considered indicative of future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by us.

Productive Well Summary

    The following table sets forth certain information regarding our ownership, as of December 31, 2010, of productive wells in the areas indicated.

	Oil		Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Permian Basin	5,617	606.6	731	95.0	6,348	701.6
Giddings Area:
Austin Chalk	330	263.5	19	11.7	349	275.2
Deep Bossier	-	-	2	1.8	2	1.8
Cotton Valley Reef Complex	-	-	14	11.6	14	11.6
South Louisiana	5	2.5	15	9.3	20	11.8
Other	12	5.9	44	12.8	56	18.7
Total	5,964	878.5	825	142.2	6,789	1,020.7

Volumes, Prices and Production Costs

    All of our oil and gas properties are located in one geographical area, specifically the United States.  The following table sets forth certain information regarding the production volumes of, average sales prices received from, and average production costs associated with all of our sales of oil and gas production for the periods indicated.
	Year Ended December 31,
	2010	2009	2008
Oil and Gas Production Data:
Oil (MBbls)	3,375	2,865	2,952
Gas (MMcf)	10,750	15,949	18,553
Natural gas liquids (MBbls)	292	240	182
Total (MBOE)	5,459	5,763	6,226
Average Realized Prices(a):
Oil ($/Bbl)	$76.44	$57.37	$97.35
Gas ($/Mcf)	$5.17	$4.35	$9.02
Natural gas liquids ($/Bbl)	$42.47	$30.83	$54.45
Average Production Costs:
Production ($/MBOE)(b)	$10.71	$9.82	$9.83

(a)   No derivatives were designated as cash flow hedges in the table above.  All gains or losses on settled derivatives were included in other income (expense) - gain (loss) on derivatives.
(b)   Excludes property taxes and severance taxes.

    Only two fields, the Giddings field (Austin Chalk) in the Giddings Area and the Spraberry Trend field in the Permian Basin, accounted for 15% or more of our total proved reserves (on a BOE basis) as of December 31, 2010.  The following table discloses our oil, gas and natural gas liquids production from these fields for the periods indicated.

	Year Ended December 31,
	2010	2009	2008
Oil and Gas Production Data:

Giddings Field
Oil (MBbls)	1,012	963	1,189
Gas (MMcf)	694	773	709
Natural gas liquids (MBbls)	78	94	83
Total (MBOE)	1,206	1,186	1,390

Spraberry Trend Field
Oil (MBbls)	671	148	60
Gas (MMcf)	304	72	22
Natural gas liquids (MBbls)	94	13	2
Total (MBOE)	816	173	66

Development, Exploration and Acquisition Expenditures

    The following table sets forth certain information regarding the costs we incurred in our development, exploration and acquisition activities during the periods indicated.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Property Acquisitions:
Proved	$9,556	$-	$-
Unproved	29,680	12,558	36,397
Developmental Costs	238,197	86,672	260,073
Exploratory Costs	7,528	32,758	51,237
Total	$284,961	$131,988	$347,707

Acreage

    The following table sets forth certain information regarding our developed and undeveloped leasehold acreage as of December 31, 2010 in the areas indicated.  This table excludes options to acquire leases and acreage in which our interest is limited to royalty, overriding royalty and similar interests.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Permian Basin	89,678	41,871	342,887	156,094	432,565	197,965
Giddings Area	145,993	131,688	229,714	121,933	375,707	253,621
North Louisiana	5,049	4,203	93,546	87,965	98,595	92,168
South Louisiana	7,788	5,236	20,401	16,485	28,189	21,721
Other(a)	10,951	3,506	321,766	152,924	332,717	156,430
Total	259,459	186,504	1,008,314	535,401	1,267,773	721,905

(a)   Net undeveloped acres are attributable to the following areas:  Utah – 52,404; Mississippi – 41,608; Colorado – 28,798; and Other – 30,114.

    The following table sets forth expiration dates of the leases of our gross and net undeveloped acres as of December 31, 2010.

	Acres Expiring(a)
	2011		2012		2013
	Gross	Net	Gross	Net	Gross	Net
Permian Basin	33,254	18,930	11,962	9,662	24,941	17,938
Giddings Area	30,194	20,502	74,928	35,048	53,462	22,957
South Louisiana	3,302	2,983	198	191	1,303	1,292
Other	148,108	111,563	39,469	23,204	12,450	8,907
	214,858	153,978	126,557	68,105	92,156	51,094

(a)   Acres expiring are based on contractual lease maturities.  We may extend the leases prior to their expiration based upon planned activities or for other business activities.

Desta Drilling

    Through a wholly-owned subsidiary, Desta Drilling, we currently own and operate 12 drilling rigs, consisting of six 1,000 horsepower rigs and six 1,300 horsepower rigs.  As of February 18, 2011, we were using ten of our rigs to drill wells in our developmental drilling program.  The Desta Drilling rigs are currently reserved for our use, but we may conduct contract drilling operations for third parties in the future.  In February 2011, we sold two 2,000 horsepower drilling rigs and related equipment for aggregate consideration of $22 million, and we expect to record a gain on the sale of approximately $13.2 million during the first quarter of 2011.  Proceeds from the sale consisted of $11 million cash and an $11 million promissory note due in August 2011.

Offices

    We lease from a related partnership approximately 71,000 square feet of office space in Midland, Texas for our corporate headquarters.  We also lease approximately 10,500 square feet of office space in Houston, Texas from unaffiliated third parties.

Item 3 -                 Legal Proceedings

    We are a defendant in several lawsuits that have arisen in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect any of these to have a material adverse effect on our consolidated financial condition or results of operations.

Item 4 -                 (Removed and Reserved)

PART II

Item 5 -           Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

    Our Common Stock is quoted on the Nasdaq Stock Market’s Global Market under the symbol “CWEI”.  As of February 17, 2011, there were approximately 2,848 beneficial stockholders as reflected in security position listings.  The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock, as reported on the Nasdaq Global Market:

	High	Low
Year Ended December 31, 2010:
Fourth Quarter	$84.77	$48.62
Third Quarter	52.09	37.83
Second Quarter	54.50	35.07
First Quarter	41.75	32.34

Year Ended December 31, 2009:
Fourth Quarter	$37.51	$24.67
Third Quarter	31.84	15.66
Second Quarter	35.27	17.80
First Quarter	52.69	19.37

    The closing price of our common stock at February 25, 2011 was $101.47 per share.

Dividend Policy

    We have never paid any cash dividends on our Common Stock, and our Board of Directors does not currently anticipate paying any cash dividends to our stockholders in the foreseeable future.  In addition, the terms of our revolving credit facility and the Indenture governing our 7¾% Senior Notes restrict the payment of cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

    For information concerning shares available for issuance under equity compensation plans, see Item 12, which is to be incorporated by reference to our proxy statement.

Item 6 -                 Selected Financial Data

    The following table sets forth selected consolidated financial data for CWEI as of the dates and for the periods indicated.  The consolidated financial data for each of the years in the five-year period ended December 31, 2010 was derived from our audited financial statements.  The data set forth in this table should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying consolidated financial statements, including the notes thereto.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share)
Statement of Operations Data:
Revenues:
Oil and gas sales	$326,320	$242,338	$463,964	$316,992	$245,967
Natural gas services	1,631	6,146	10,926	10,230	11,327
Drilling rig services	-	6,681	46,124	52,649	6,937
Gain on sales of assets	3,680	796	44,503	14,024	1,767
Total revenues	331,631	255,961	565,517	393,895	265,998
Costs and expenses:
Production	83,146	76,288	89,054	75,319	63,298
Exploration:
Abandonment and impairments	9,074	78,798	80,112	68,870	65,173
Seismic and other	6,046	8,189	22,685	4,765	11,299
Natural gas services	1,209	5,348	10,060	9,745	10,005
Drilling rig services	1,198	10,848	37,789	32,964	4,538
Depreciation, depletion and amortization	101,145	129,658	120,542	84,476	66,163
Impairment of property and equipment	11,908	59,140	12,882	12,137	21,848
Accretion of abandonment obligations	2,623	3,120	2,355	2,508	1,653
General and administrative	35,588	20,715	25,635	19,266	16,676
Loss on sales of assets and impairment of inventory	1,750	5,282	2,122	9,815	99
Total costs and expenses	253,687	397,386	403,236	319,865	260,752
Operating income (loss)	77,944	(141,425)	162,281	74,030	5,246
Other income (expense):
Interest expense	(24,402)	(23,758)	(24,994)	(32,118)	(20,895)
Gain (loss) on derivatives	722	(17,416)	74,743	(31,968)	37,340
Other income (expense)	3,308	2,543	6,539	5,355	(1,339)
Total other income (expense)	(20,372)	(38,631)	56,288	(58,731)	15,106
Income (loss) before income taxes	57,572	(180,056)	218,569	15,299	20,352
Income tax (expense) benefit	(20,634)	64,096	(77,327)	(5,497)	(1,979)
NET INCOME (LOSS)	36,938	(115,960)	141,242	9,802	18,373
Less income attributable to noncontrolling
interest, net of tax	-	(1,455)	(708)	(3,812)	(574)
NET INCOME (LOSS) attributable to
Clayton Williams Energy, Inc.	$36,938	$(117,415)	$140,534	$5,990	$17,799
Net income (loss) per common share attributable
to Clayton Williams Energy, Inc. stockholders:
Basic	$3.04	$(9.67)	$11.78	$.53	$1.64
Diluted	$3.04	$(9.67)	$11.67	$.52	$1.58
Weighted average common shares outstanding:
Basic	12,148	12,138	11,932	11,337	10,885
Diluted	12,148	12,138	12,039	11,494	11,244
Other Data:
Net cash provided by operating activities	$208,251	$104,711	$381,980	$234,866	$145,990

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance Sheet Data:
Working capital (deficit)	$(19,899)	$19,324	$2,607	$(76,388)	$(23,068)
Total assets	890,917	784,604	943,409	861,096	795,433
Long-term debt	385,000	395,000	347,225	430,175	413,876
Stockholders’ equity	249,452	212,275	320,276	160,806	144,980

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

Overview

Beginning in 2009 and continuing through 2010, we have been engaged in developmental drilling in two primary oil-prone regions, the Permian Basin and Giddings Area, where we have a significant inventory of developmental drilling opportunities.  We currently have eight of our drilling rigs and on contract rig working in Andrews County, Texas drilling Wolfberry wells.  We spent approximately $145 million drilling and completing Wolfberry wells in Andrews County in 2010 and currently plan to spend approximately $269 million in this area in 2011.  Most of our drilling to date has been based on 80-acre spacing across our acreage position so that as much acreage as possible may be held by production.  In some areas of the field, we have begun drilling infill wells on 40-acre spacing and believe we have the potential to add more reserves through increasing densities to 20-acre spacing in the future.

We are continuing to exploit our extensive acreage position in the Giddings Area of East Central Texas.  While most of our drilling activities have been directed toward infill drilling of horizontal wells in the Austin Chalk formation, this area is also known for its reserve potential from other formations such as the Eagle Ford Shale, Buda, Georgetown, Cotton Valley, Deep Bossier and Taylor.  We are currently working two of our drilling rigs in this area to drill dual opposed or dual stacked lateral horizontal wells in the Austin Chalk, and intermittently drilling single lateral horizontal wells in the Eagle Ford Shale.  In 2010, we spent approximately $58.5 million on Austin Chalk/Eagle Ford Shale drilling and completion and currently plan to spend approximately $46.9 million on similar drilling activities in this area in 2011. We believe that our Austin Chalk drilling program has been very successful in developing oil and casinghead gas reserves to our reserve base.  Our Eagle Ford Shale results, on the other hand, have not met our expectations.  We have tried different completion techniques on the four Eagle Ford Shale wells that we have drilled to date, but have not yet discovered effective techniques to unlock the large volumes of oil that we believe exist in this portion of the Eagle Ford Shale play.  We plan to continue searching for a completion technique that will make a multi-well drilling program economically viable.

Key Factors to Consider

    The following summarizes the key factors considered by management in the review of our financial condition and operating performance for 2010 and the outlook for 2011.

•
    Our oil and gas sales increased $84 million, or 35%, from 2009.  Price variances accounted for an increase of $76.7 million while, production variances accounted for the remaining $7.3 million increase.

•
    Our combined oil and gas production for 2010 was 5% lower on a barrel of oil equivalent (“BOE”) basis than in the comparable period in 2009.  Our oil production increased 18% compared to 2009 while gas production declined 33%.  On a comparable basis, after giving effect to the sale of properties in North Louisiana in June 2010, total oil and gas production in 2010 (on a BOE basis) was 5% higher than 2009.

•
    We recorded a $722,000 net gain on derivatives in fiscal 2010, consisting of a $9.9 million realized gain on settled contracts and a $9.2 million non-cash loss for changes in mark-to-market valuations.  For fiscal 2009, we reported a $17.4 million net loss on derivatives consisting of a $15.9 million realized loss on settled contracts and a $1.5 million non-cash loss for changes in market-to-market valuations.  Since we do not presently designate our derivatives as cash flow hedges under applicable accounting standards, we recognize the full effect of changing prices on mark-to-market valuations as a current charge or credit to our results of operations.

•
    At December 31, 2010, our capitalized unproved oil and gas properties totaled $52 million, of which approximately $17.7 million was attributable to unproved acreage.  Unproved properties are subject to a valuation impairment to the extent the carrying cost of a prospect exceeds its estimated fair value.  Therefore, our results of operations in future periods may be adversely affected by unproved property impairments.

•
    We recorded a non-cash charge of $11.9 million for impairment of property and equipment primarily related to certain non-core oil and gas properties in the Permian Basin to reduce the carrying value to their estimated fair market value.

•
    Our estimated proved oil and gas reserves at December 31, 2010 were 51,065 MBOE compared to 33,637 MBOE at December 31, 2009.  In 2010, we added 23,193 MBOE through extensions and discoveries, had upward net revisions of 2,282 MBOE, had purchases of minerals-in-place of 349 MBOE and had sales of minerals-in-place of 2,937 MBOE (see Item 2 – Properties – Reserves).

Proved Oil and Gas Reserves

    The following table summarizes changes in our estimated proved reserves during 2010.

Proved
Reserves
(MBOE)
As of December 31, 2009	33,637
Extensions and discoveries	23,193
Revisions	2,282
Purchases of minerals-in-place	349
Sales of minerals-in-place	(2,937)
Production	(5,459)
As of December 31, 2010	51,065

Extensions and discoveries.  Extensions and discoveries in 2010 added 23,193 MBOE of proved reserves, replacing 425% of our 2010 production.  These additions resulted primarily from our drilling activities in the Permian Basin and the Austin Chalk.  Of the total reserve additions, proved developed reserves accounted for 8,759 MBOE, while the remaining 14,434 MBOE were proved undeveloped reserves.

    Revisions.  Net upward revisions of 2,282 MBOE consisted of upward revisions of 6,005 MBOE related to pricing and downward revisions of 3,723 MBOE related to performance.  Upward revisions of 6,005 MBOE were attributable to the effects of higher product prices on the estimated quantities of proved reserves.  Most of the downward performance revisions resulted from the reclassification of 2,009 MBOE of Permian Basin reserves from proved undeveloped to probable (see discussion below concerning changes in proved undeveloped reserves).

    Purchases and sales of minerals-in-place.  In June 2010, we acquired from a group of private investors an undivided 14% working interest in 36 Wolfberry operated wells in Andrews County, Texas resulting in an increase of 349 MBOE.  Also in June 2010, we sold our interests in 22 operated and 76 non-operated producing wells in North Louisiana resulting in a decrease of 2,937 MBOE.

    The following table summarizes changes in our estimated proved undeveloped reserves during 2010.

Proved
Undeveloped
Reserves
(MBOE)
As of December 31, 2009	5,051
Extensions and discoveries	14,434
Revisions	(2,027)
Reclassified to proved developed	(865)
As of December 31, 2010	16,593

    We added 14,434 MBOE of proved undeveloped reserves from extensions and discoveries related to Permian Basin and Giddings Area drilling locations, including 4,592 MBOE of upgrades from probable to proved undeveloped.  Downward revisions of 2,027 MBOE resulted primarily from the reclassification of 2,009 MBOE of Permian Basin reserves from undeveloped to probable in accordance with SEC standards that require proved undeveloped reserves to be developed within five years from their date or origin.  We also converted 865 MBOE of proved undeveloped reserves at December 31, 2009 to proved developed reserves during 2010 at a cost of approximately $17.2 million.  We expect to develop approximately 77% of our proved undeveloped reserves in 2011 at a cost of approximately $223.2 million.

Supplemental Information

    The following unaudited information is intended to supplement the consolidated financial statements included in this Form 10-K with data that is not readily available from those statements.

	As of or for the Year Ended December 31,
	2010	2009	2008
Oil and Gas Production Data:
Oil (MBbls)	3,375	2,865	2,952
Gas (MMcf)	10,750	15,949	18,553
Natural gas liquids (MBbls)	292	240	182
Total (MBOE)	5,459	5,763	6,226
Average Realized Prices(a):
Oil ($/Bbl)	$76.44	$57.37	$97.35
Gas ($/Mcf)	$5.17	$4.35	$9.02
Natural gas liquids ($/Bbl)	$42.47	$30.83	$54.45
Gain (Loss) on Settled Derivative Contracts(a):
($ in thousands, except per unit)
Oil: Net realized gain (loss)	$(7,685)	$(25,713)	$15,560
Per unit produced ($/Bbl)	$(2.28)	$(8.97)	$5.27
Gas: Net realized gain	$17,560	$9,777	$11,764
Per unit produced ($/Mcf)	$1.63	$.61	$.63

Average Daily Production:
Oil (Bbls):
Permian Basin	5,601	4,142	3,821
Austin Chalk/Eagle Ford Shale	2,944	2,734	3,384
North Louisiana	71	238	415
South Louisiana	559	649	378
Other	72	86	90
Total	9,247	7,849	8,088
Gas (Mcf):
Permian Basin	13,668	14,739	14,326
Giddings Area:
Austin Chalk/Eagle Ford Shale	2,179	2,485	2,367
Cotton Valley Reef Complex	3,599	3,960	5,745
North Louisiana	3,581	11,325	17,500
South Louisiana	5,265	9,851	10,402
Other	1,160	1,336	490
Total	29,452	43,696	50,830
Natural Gas Liquids (Bbls):
Permian Basin	440	241	183
Austin Chalk/Eagle Ford Shale	237	288	250
North Louisiana	8	22	7
South Louisiana	89	98	49
Other	26	9	10
Total	800	658	499
Total Proved Reserves:
Oil and natural gas liquids (MBbls)	37,815	20,953	20,776
Gas (MMcf)	79,497	76,103	103,929
Total (MBOE)	51,065	33,637	38,098
Standardized measure of discounted
future net cash flows	$684,438	$364,273	$405,166

(Continued)

	As of or for the Year Ended December 31,
	2010	2009	2008
Total Proved Reserves by Area:
Oil and Natural Gas Liquids (MBbls):
Permian Basin	27,628	13,325	13,491
Austin Chalk/Eagle Ford Shale	9,552	6,887	6,280
North Louisiana	-	291	285
South Louisiana	423	243	524
Other	212	207	196
Total	37,815	20,953	20,776

Gas (MMcf):
Permian Basin	59,549	39,874	54,914
Giddings Area:
Austin Chalk/Eagle Ford Shale	5,620	5,131	4,471
Cotton Valley Reef Complex	5,235	5,981	9,281
Deep Bossier	-	98	519
South Louisiana	5,358	5,968	13,966
Other	3,370	1,846	1,028
Total	79,497	76,103	103,929
Total Oil Equivalent (MBOE):
Permian Basin	37,553	19,971	22,643
Giddings Area:
Austin Chalk/Eagle Ford Shale	10,489	7,742	7,025
Cotton Valley Reef Complex	873	997	1,547
Deep Bossier	-	16	87
North Louisiana	61	3,159	3,577
South Louisiana	1,316	1,238	2,852
Other	773	514	367
Total	51,065	33,637	38,098
Exploration Costs (in thousands):
Abandonment and impairment costs:
North Louisiana	$2,612	$9,716	$25,414
South Louisiana	1,261	22,502	3,187
Permian Basin	18	3,484	717
Deep Bossier	2,522	30,200	40,544
Utah	1,929	11,111	6,331
Other	732	1,785	3,919
Total	9,074	78,798	80,112
Seismic and other	6,046	8,189	22,685
Total exploration costs	$15,120	$86,987	$102,797

Oil and Gas Costs ($/BOE Produced):
Production costs	$15.23	$13.24	$14.30
Production costs (excluding production taxes)	$12.03	$10.79	$10.70
Oil and gas depletion	$18.09	$21.94	$17.83
Net Wells Drilled(b):
Developmental wells	112.5	55.9	67.2
Exploratory wells	2.5	4.7	5.2

(a) No derivatives were designated as cash flow hedges in the table above. All gains or losses on settled derivatives were included in other income (expense) - gain (loss) on derivatives.
(b) Excludes wells being drilled or completed at the end of each period.

Operating Results

2010 Compared to 2009

    The following discussion compares our results for the year ended December 31, 2010 to the year ended December 31, 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective annual periods.

Oil and gas operating results

Oil and gas sales in 2010 increased $84 million, or 35%, from 2009.  Price variances accounted for an increase of $76.7 million while production variances accounted for the remaining $7.3 million increase.  Production in 2010 (on a BOE basis) was 5% lower than 2009.  Oil production increased 18% in 2010 from 2009 while gas production decreased 33% in 2010 from 2009.  Most of the decrease in gas production from 2009 levels was attributed to a combination of normal production declines from existing wells and the loss of production related to the sale of certain properties in North Louisiana in June 2010.  During fiscal 2009, the sold wells produced 239 barrels of oil per day and 11,343 Mcf of gas per day.  On a comparable basis, after giving effect to the sale of these properties, oil production in 2010 was 21% higher than 2009 and total production was 5% higher (on a BOE basis).  In 2010, our realized oil price was 33% higher than 2009, and our realized gas price was 19% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, increased 9% in 2010 as compared to 2009 due primarily to an increase in production taxes caused by increases in commodity prices and overall increases in costs of oilfield services.  Production costs (excluding production taxes) increased 6% in 2010 as compared to 2009.  After giving effect to a 5% decrease in total oil and gas production on a BOE basis, production costs per BOE increased 15% from $13.24 per BOE in 2009 to $15.23 per BOE in 2010.

    Oil and gas depletion expense decreased $27.7 million from 2009 to 2010, of which rate variances accounted for a $21 million decrease, and production variances accounted for the remaining $6.7 million decrease.  On a BOE basis, depletion expense decreased 18% from $21.94 per BOE in 2009 to $18.09 per BOE in 2010.  The 2010 depletion rate per BOE dropped from 2009 due primarily to higher estimated reserve quantities in 2010.  Depletion expense per BOE of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration and development activities result in higher finding costs.

    We recorded a provision for impairment of property and equipment of $11.9 million during 2010 for certain non-core oil and gas properties in the Permian Basin and for certain non-operated wells in Wyoming to reduce the carrying value of those properties to their estimated fair value.  During 2009, we recorded a $59.1 million impairment of property and equipment, of which $32.1 million related to impairment of certain drilling rigs and related equipment of Desta Drilling to reduce the carrying value of the equipment to its estimated fair value, and the remaining $27 million related to a provision for impairment of proved properties relating primarily to South Louisiana.

Exploration costs

    Since we follow the successful efforts method of accounting, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2010, we charged to expense $15.1 million of exploration costs, as compared to $87 million in 2009.

    At December 31, 2010, our capitalized unproved oil and gas properties totaled $52 million, of which approximately $17.7 million was attributable to unproved acreage and the remaining costs were related to drilling costs for wells being drilled or completed.  Therefore, our results of operations in future periods may be adversely affected by abandonments and impairments related to unproved oil and gas properties.

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

General and Administrative

    General and administrative (“G&A”) expenses increased $14.9 million from $20.7 million in 2009 to $35.6 million in 2010.  Employee compensation expense related to non-equity incentive plans was $13.9 million in 2010 compared to $2.8 million in 2009.  Excluding employee compensation related to non-equity incentive plans, G&A expenses increased from $17.9 million in 2009 to $21.7 million in 2010 due to a combination of factors including a $1 million donation to the National Rifle Association’s Freedom Action Foundation, a one-time charge for cash bonuses totaling $678,000 paid to certain employees in August 2010 in connection with the sale of properties in North Louisiana and overall increases in personnel costs.

Interest expense

    Interest expense increased 3% from $23.8 million in 2009 to $24.4 million in 2010 primarily due to a combination of factors.  Interest expense associated with Desta Drilling’s secured term loan was $1.5 million in 2009 which was repaid in August 2009.  The average daily principal balance outstanding under our revolving credit facility for 2010 was $171.3 million compared to $135.2 million for 2009.  Increased borrowings on our revolving credit facility accounted for a $788,000 increase in interest expense, and higher interest rates and fees resulted in an increase of $612,000.  In addition, capitalized interest was $493,000 in 2010 compared to $698,000 in 2009.

Gain/loss on derivatives

    We did not designate any derivative contracts in 2010 or 2009 as cash flow hedges; therefore all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  In 2010, we reported a $722,000 net gain on derivatives, consisting of $9.9 million realized gain on settled contracts and a $9.2 million non-cash loss to mark our derivative positions to their fair value at December 31, 2010.  In 2009, we reported a $17.4 million net loss on derivatives, consisting of a $15.9 million realized loss on settled contracts and a $1.5 million non-cash loss to mark our derivative positions to their fair value at December 31, 2009.  Because oil and gas prices are volatile, and because we do not account for our derivatives as cash flow hedges, the effect of mark-to-market valuations on our gain/loss on derivatives can cause significant volatility in our results of operations.

Gain/loss on sales of assets and impairment of inventory

    We recorded a net gain of $1.9 million on sales of assets and impairment of inventory compared to a net loss of $4.5 million in 2009.  The 2010 gain related primarily to the sale of our interest in a non-operated well and related leasehold interests in North Louisiana, offset in part by the loss recorded on the sale of our interests in 22 operated and 76 non-operated producing wells in North Louisiana in June 2010.  The 2009 loss related primarily to the impairment of inventory to its estimated market value at December 31, 2009.

Income tax expense

    Our estimated effective income tax rate in 2010 of 35.8% differed from the statutory federal rate of 35% due primarily to increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

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

    In April 2009, we adopted a plan of disposition to sell eight of the 12 drilling rigs then owned by Desta Drilling.  As a result, we recorded a $32.1 million impairment of property and equipment during the second quarter of 2009 to write-down the rigs to their estimated fair value of $18.8 million.  In December 2009, we modified the plan of disposition to move six of the previous eight rigs back into operations.  The decision to keep these six drilling rigs was based on an increased requirement for drilling rigs in our developmental drilling program.  As a result, we have recorded $7.4 million for the remaining two designated rigs as “Assets Held for Sale” in the accompanying consolidated balance sheet.

General and Administrative

    G&A expenses decreased 19% from $25.6 million in 2008 to $20.7 million in 2009.  Excluding employee compensation related to non-equity incentive plans, G&A expenses decreased from $19.8 million in 2008 to $17.9 million in 2009 due primarily to a one-time charge in 2008 for cash bonuses paid to employees relating to the sale of certain properties in South Louisiana.  Employee compensation expense related to non-equity incentive plans was $2.8 million in 2009 compared to $5.8 million in 2008.

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

The Indenture governing our 7¾% Senior Notes due 2013 contains covenants that restrict our ability to incur indebtedness.  We currently have, and expect to have in 2011, the ability under the Indenture to incur indebtedness as needed in 2011 to fund our exploration and development activities.

Capital expenditures

The following table summarizes, by area, our planned expenditures for exploration and development activities during 2011, as compared to our actual expenditures in 2010.

	Actual	Planned
	Expenditures	Expenditures	2011
	Year Ended	Year Ended	Percentage
	December 31, 2010	December 31, 2011	of Total
	(In thousands)
Permian Basin	$199,600	$295,300	77%
Giddings Area:
Austin Chalk/Eagle Ford Shale	73,600	66,100	17%
Deep Bossier	1,600	13,900	4%
South Louisiana	8,700	3,900	1%
Other	8,600	2,600	1%
	$292,100	$381,800	100%

    Our actual expenditures during fiscal 2011 may vary significantly from these estimates if our plans for exploration and development activities change during the year.  Factors, such as changes in operating margins and the availability of capital resources could increase or decrease our ultimate level of expenditures during fiscal 2011.

We spent $292.1 million on exploration and development activities during 2010, of which approximately 93% was on developmental drilling.  We currently plan to spend approximately $381.8 million for fiscal 2011, of which approximately 95% is estimated to be spent on developmental drilling.  We financed these expenditures in 2010 with cash flow from operating activities and advances under the revolving credit facility.  Based on preliminary estimates, our internal cash flow forecasts indicate that our anticipated operating cash flow will be sufficient to finance our exploration and development activities through 2011.  Although we believe the assumptions and estimates made in our forecasts are reasonable, these forecasts are inherently uncertain and the borrowing base may be less than expected, cash flow may be less than expected, or capital expenditures may be more than expected.  In the event we lack adequate liquidity to finance our expenditures through 2011, we will consider options for obtaining alternative capital resources, including selling assets or accessing capital markets.

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

Cash flow provided by operating activities for the year ended December 31, 2010 increased $103.5 million, or 98.9%, as compared to the corresponding period in 2009 due primarily to a 35% increase in oil and gas sales caused by higher commodity prices.

Credit facility

In November 2010, we amended and restated our secured bank credit facility with a syndicate of banks to provide for a revolving line of credit of up to $500 million, limited to the amount of a borrowing base as determined by the banks.  We have historically relied on the revolving credit facility for both our short-term liquidity (working capital) and our long-term financial needs.  As long as we have sufficient availability under the revolving credit facility to meet our obligations as they become due, we believe that we will have sufficient liquidity and will be able to fund any short-term working capital deficit.

The borrowing base, which is based on the discounted present value of future net cash flows from oil and gas production, is redetermined by the banks semi-annually in May and November.  We or the banks may also request an unscheduled borrowing base redetermination at other times during the year.  If, at any time, the borrowing base is less than the amount of outstanding credit exposure under the revolving credit facility, we will be required to (1) provide additional security, (2) prepay the principal amount of the loans in an amount sufficient to eliminate the deficiency (or by a combination of such additional security and such prepayment eliminate such deficiency), or (3) prepay the deficiency in not more than five equal monthly installments plus accrued interest.  The borrowing base was $350 million at December 31, 2010.

The revolving credit facility is collateralized primarily by 80% or more of the adjusted engineered value (as defined in the revolving credit facility) of our oil and gas interests evaluated in determining the borrowing base.  The obligations under the revolving credit facility are guaranteed by each of CWEI’s material domestic subsidiaries.

At our election, annual interest rates under the revolving credit facility are determined by reference to (1) LIBOR plus an applicable margin between 2% and 3% per year or (2) if an alternate base rate loan, the greatest of (A) the prime rate, (B) the federal funds rate plus 0.5%, or (C) one-month LIBOR plus 1% plus, if any of (A), (B) or (C), an applicable margin between 1% and 2%.  We also pay a commitment fee on the unused portion of the revolving credit facility at a flat rate of .5%.  Interest and fees are payable no less often than quarterly.  The effective annual interest rate on borrowings under the revolving credit facility, excluding bank fees and amortization of debt issue costs, for the twelve months ended December 31, 2010 was 3%.

The revolving credit facility contains various covenants and restrictive provisions which may, among other things, limit our ability to sell assets, incur additional indebtedness, make investments or loans and create liens.  One such covenant requires that we maintain a ratio of consolidated current assets to consolidated current liabilities (the “Consolidated Current Ratio”) of at least 1 to 1.  In computing the Consolidated Current Ratio at any balance sheet date, we must (1) include the amount of funds available under this facility as a current asset, (2) exclude current assets and liabilities related to the fair value of derivatives (non-cash assets or liabilities), and (3) exclude current assets and liabilities attributable to vendor financing transactions, if any.

Working capital computed for loan compliance purposes differs from our working capital in accordance with GAAP.  Since compliance with financial covenants is a material requirement under the credit facilities, we consider the loan compliance working capital to be useful as a measure of our liquidity because it includes the funds available to us under the revolving credit facility and is not affected by the volatility in working capital caused by changes in fair value of derivatives.  Our GAAP reported working capital decreased from $19.3 million at December 31, 2009 to a deficit of $19.9 million at December 31, 2010.  After giving effect to the adjustments, our working capital computed for loan compliance purposes was $175.3 million at December 31, 2010, as compared to $104.4 million at December 31, 2009.  The following table reconciles our GAAP working capital to the working capital computed for loan compliance purposes at December 31, 2010 and December 31, 2009.

	December 31,
	2010	2009
	(In thousands)
Working capital (deficit) per GAAP	$(19,899)	$19,324
Add funds available under the revolving credit facility	187,975	79,196
Exclude fair value of derivatives classified as current assets or current liabilities	7,224	5,907
Working capital per loan covenant	$175,300	$104,427

The revolving credit facility provides that the ratio of our consolidated funded indebtedness to consolidated EBITDAX (the “Leverage Ratio”) (determined as of the last end of each fiscal quarter for the then most-recently ended four fiscal quarters) from being greater than 4 to 1.

We were in compliance with all financial and non-financial covenants at December 31, 2010.  However, if we increase leverage and our liquidity is reduced, we may fail to comply with one or more of these covenants in the future.  If we fail to meet any of these loan covenants, we would ask the banks to waive compliance, amend the revolving credit facility to allow us to become compliant or grant us sufficient time to obtain additional capital resources through alternative means.  If a suitable arrangement could not be reached with the banks, the banks could accelerate the indebtedness and seek to foreclose on the pledged assets.

The lending group under the revolving credit facility includes the following institutions:  JPMorgan Chase Bank, N.A., Bank of Scotland, Union Bank, N.A., BNP Paribas, Natixis, Compass Bank, The Frost National Bank, Bank of Texas, N.A., Keybank, N.A., UBS Loan Finance, LLC, The Royal Bank of Scotland plc, and Societe Generale.

From time to time, we engage in other transactions with lenders under the revolving credit facility.  Such lenders or their affiliates may serve as counterparties to our commodity and interest rate derivative agreements. As of December 31, 2010, JPMorgan Chase Bank, N.A. was the only counterparty to our commodity derivative agreements.  Our obligations under existing derivative agreements with our lenders are secured by the security documents executed by the parties under the revolving credit facility.

During 2010, we decreased indebtedness outstanding under the revolving credit facility by $10 million.  At December 31, 2010, we had $160 million of borrowings outstanding under the revolving credit facility, leaving $188 million available on the facility after allowing for outstanding letters of credit totaling $2 million.  The revolving credit facility matures in May 2012.

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

The Indenture governing the Senior Notes contains covenants that restrict the ability of us and our subsidiaries to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant provides that we may only incur indebtedness if the ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) exceeds 2.5 to 1 for the four most recently completed fiscal quarters.  However, this restriction does not prevent us from borrowing funds under the revolving credit facility provided that our outstanding balance on the facility does not exceed the greater of $150 million and 30% of Adjusted Consolidated Net Tangible Assets (as defined in the Indenture).  We currently have, and expect to have in 2011, sufficient EBITDAX coverage under the Indenture to permit us to borrow funds as needed in 2011 to fund our exploration and development activities.  These covenants are subject to a number of important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at December 31, 2010.

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

Contractual Obligations and Contingent Commitments

The following table summarizes our contractual obligations as of December 31, 2010 by payment due date.

	Payments Due by Period
	Total	2011	2012 to 2013	2014 to 2015
			(In thousands)
Contractual obligations:
7¾% Senior Notes(a)	$225,000	$-	$225,000	$-
Secured bank credit facility(a)	160,000	-	-	160,000
Lease obligations	3,542	2,008	1,521	13
Other(b)	14,084	14,084	-	-
Total contractual obligations	$402,626	$16,092	$226,521	$160,013

(a)
     In addition to the principal payments presented, we expect to make annual interest payments of $17.4 million on the Senior Notes and approximately $4.8 million on the secured bank credit facility (based on the balances and interest rates at December 31, 2010).

(b)	Amount relates to non-cancellable orders placed for tubular goods at December 31, 2010.

Known Trends and Uncertainties

Operating Margins

We analyze, on a BOE produced basis, those revenues and expenses that have a significant impact on our oil and gas operating margins.  Our weighted average oil and gas sales per BOE have fluctuated from $74.52 per BOE in 2008, to $42.05 per BOE in 2009 and to $59.78 per BOE in 2010.  Our expenses per BOE were on an upward trend through 2009 but operating margins were more favorable in 2010.  Our oil and gas DD&A per BOE was $17.83 per BOE in 2008, $21.94 per BOE in 2009 and $18.09 per BOE in 2010.  The lower DD&A rate was due in part from the replacement of 425% of our production in 2010 and higher commodity prices.  Also affecting our operating margins is the cost of producing our reserves.  Our production costs per BOE have fluctuated from $14.30 per BOE in 2008, to $13.24 per BOE in 2009, to $15.23 per BOE in 2010.  The increase in operating costs per BOE in 2010 was due primarily to higher production taxes resulting from increases in commodity prices and higher costs of field services.

During the last half of 2009, operating margins, particularly on oil-prone properties, began to improve due to higher oil prices and lower costs of field services.  In recent months, our costs to drill and equip wells in the Permian Basin and Austin Chalk areas have been significantly lower than the costs we incurred to drill similar wells in 2008 as a result of lower service and equipment costs and improved drilling efficiencies obtained through Desta Drilling.  Lower drilling and completion costs should continue to provide favorable operating margins through mid- 2011, but we expect to see a rise in costs during the second half of 2011.  However, any ultimate improvement in our operating margins will be dependent on the quantities of proved reserves and production added through our 2011 drilling program.

Oil and Gas Production

As with all companies engaged in oil and gas exploration and production, we face the challenge of natural production decline because oil and gas reserves are a depletable resource.  With each unit of oil and gas we produce, we are depleting our proved reserve base, so we must be able to conduct successful exploration and development activities or acquire properties with proved reserves in order to grow our reserve base.  Prior to 2008 our production had been on a gradual decline since 2003 due to the effects of natural production decline, offset in part by reserve additions through exploration and development and acquisitions.  Although our production decreased by 7% in 2009 over 2008 levels, our production in 2010 decreased 5% to 5.5 MMBOE from 5.8 MMBOE in 2009, and we replaced 425% of our 2010 oil and gas production through extensions and discoveries.  While these 2010 reserve additions will contribute favorably to our production in 2011, we do not expect this production to be sufficient to fully offset the natural production declines from our existing base of oil and gas reserves. To grow our production in 2011, we will need to add production from wells drilled in 2011 through our developmental drilling program.

We currently plan to increase capital spending during fiscal 2011 to $381.8 million compared to $292.1 million in fiscal 2010.  Higher spending levels, if successful, should positively impact our ability to replace 2011 production with new reserves.  Failure to maintain or grow our oil and gas reserves may result in lower production and may adversely affect our financial condition, results of operations, and cash flow.

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

Accounting Policies	Estimates or Assumptions	Accounts Affected
Successful efforts accounting	•Reserve estimates	•Oil and gas properties
for oil and gas properties	•Valuation of unproved	•Accumulated DD&A
	properties	•Provision for DD&A
	•Judgment regarding status of	•Impairment of unproved
	in progress exploratory wells	properties
•Abandonment costs
(dry hole costs)
Impairment of proved	•Reserve estimates and related	•Oil and gas properties
properties and long-	present value of future net	•Contract drilling equipment
lived assets	revenues (proved properties)	•Accumulated DD&A
	•Estimates of future undiscounted	•Impairment of proved properties
	cash flows (long-lived assets)	and long-lived assets

Asset retirement obligations	•Estimates of the present value	•Abandonment obligations
	of future abandonment costs	(non-current liability)
•Oil and gas properties
•Accretion of discount
expense
Inventory stated at the lower of	•Estimates of market value of	•Impairment of inventory
average cost or estimated	tubular goods and other well
market value	equipment

Derivatives mark-to-market	•Estimates of the fair value	•Fair value of derivatives
	of derivatives	•Other income (expense):
Gain (loss) on derivatives

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

					Standardized
					Measure
	Proved Reserves		Average Price		of Discounted
	Oil(a)	Gas	Oil (a)	Gas	Future
	(MMBbls)	(Bcf)	($/Bbl)	($/Mcf)	Net Cash Flows
					(In millions)
As of December 31:
2010	37.8	79.5	$72.36	$5.44	$684.4
2009	21.0	76.1	$54.81	$3.71	$364.3
2008	20.8	103.9	$42.03	$5.90	$405.2

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

    Asset Retirement Obligations
    Our asset retirement obligation is recorded as a liability at its estimated present value as of the asset’s inception, with an offsetting increase to oil and gas properties. Periodic accretion of discount of the estimated liability is recorded as an expense in the statement of operations.  During 2010, we had a downward revision of our estimated asset retirement obligations by $320,000 based on a review of current plugging and abandonment costs. Revisions to the asset retirement obligation are recorded with an offsetting change to producing properties, resulting in prospective changes to depreciation, depletion and amortization expense and accretion expense. Because of the subjectivity of assumptions and the relatively long lives of most of our wells, the costs to ultimately retire our wells may vary significantly from prior estimates.

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

Oil and Gas Prices

    Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, many of which are beyond our control.  These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic.  We cannot predict future oil and gas prices with any degree of certainty.  Sustained weakness in oil and gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that we can produce economically.  Any reduction in reserves, including reductions due to price fluctuations, can reduce the borrowing base under our revolving credit facility and adversely affect our liquidity and our ability to obtain capital for our exploration and development activities.  Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Based on December 31, 2010 reserve estimates, we project that a $1 decline in the price per Bbl of oil and a $.50 decline in the price per Mcf of gas from year end 2010 would reduce our gross revenues for the year ending December 31, 2011 by $9.9 million.

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

    The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to December 31, 2010.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps:
	Oil		Gas
	Bbls	Price	MMBtu (a)	Price
Production Period:
1st Quarter 2011	657,000	$83.74	1,710,000	$7.07
2nd Quarter 2011	632,000	$83.71	1,650,000	$7.07
3rd Quarter 2011	547,000	$83.78	1,560,000	$7.07
4th Quarter 2011	540,000	$83.78	1,500,000	$7.07
2012	1,170,000	$90.65	-	$-
	3,546,000		6,420,000

(a) One MMBtu equals one Mcf at a Btu factor of 1,000.

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of our commodity derivatives.  A $1 per barrel change in the price of oil and a $.50 per MMBtu change in the price of gas would change the fair value of our outstanding commodity derivatives at December 31, 2010 by approximately $5.8 million.

Interest Rates

We are exposed to interest rate risk on our long-term debt with a variable interest rate.  At December 31, 2010, our fixed rate debt had a carrying value of $225 million and an approximate fair value of $226 million, based on current market quotes.  We estimate that the hypothetical change in the fair value of our long-term debt resulting from a 100-basis point change in interest rates would be approximately $5.1 million.  Based on our outstanding variable rate indebtedness at December 31, 2010 of $160 million, a change in interest rates of 100 basis points would affect annual interest payments by $1.6 million.

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

Changes in Internal Control Over Financial Reporting

    No changes in internal control over financial reporting were made during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

    KPMG LLP has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, the contents of which are shown below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Clayton Williams Energy, Inc.:

We have audited Clayton Williams Energy, Inc.’s (Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Clayton Williams Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Clayton Williams Energy, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 28, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
February 28, 2011

Item 9B-               Other Information

None.

PART III

Item 10 -               Directors, Executive Officers and Corporate Governance

    Information required by this Item is incorporated by reference to our definitive proxy statement, which will be filed with the SEC no later than April 30, 2011.

Item 11 -               Executive Compensation

    Information required by this Item is incorporated by reference to our definitive proxy statement, which will be filed with the SEC no later than April 30, 2011.

Item 12 -         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    Information required by this Item is incorporated by reference to our definitive proxy statement, which will be filed with the SEC no later than April 30, 2011.

Item 13 -               Certain Relationships and Related Transactions, and Director Independence

    Information required by this Item is incorporated by reference to our definitive proxy statement, which will be filed with the SEC no later than April 30, 2011.

Item 14 -               Principal Accounting Fees and Services

    Information required by this Item is incorporated by reference to our definitive proxy statement, which will be filed with the SEC no later than April 30, 2011.

PART IV

Item 15 -                 Exhibits and Financial Statement Schedules

Financial Statements and Schedules

    For a list of the consolidated financial statements and financial statement schedules filed as part of this Form 10-K, see the Index to Consolidated Financial Statements on page F-1.

Exhibits

    The following exhibits are filed as a part of this Form 10-K, with each exhibit that consists of or includes a management contract or compensatory plan or arrangement being identified with a “†”:

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

**10.2	First Amendment to Amended and Restated Credit Agreement dated July 18, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2005††

**10.3	Second Amendment to Amended and Restated Credit Agreement dated December 30, 2005, filed as Exhibit 10.3 to the Company’s Form 10-K for the period ended December 31, 2005††

**10.4	Third Amendment to Amended and Restated Credit Agreement dated June 30, 2006, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 14, 2006††

**10.5	Fourth Amendment to Amended and Restated Credit Agreement dated July 28, 2006

**10.6	Fifth Amendment to Amended and Restated Credit Agreement dated June 13, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 18, 2008††

**10.7	Sixth Amendment to Amended and Restated Credit Agreement dated April 14, 2009, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2009††

**10.8	Seventh Amendment to Amended and Restated Credit Agreement dated May 26, 2009, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 26, 2009††

Exhibit Number	Description of Exhibit
**10.9	Eighth Amendment to Amended and Restated Credit Agreement dated April 29, 2010, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 5, 2010††

**10.10
Second Amended and Restated Credit Agreement dated as of November 29, 2010, among Clayton Williams Energy, Inc., as Borrower, certain Subsidiaries of Clayton Williams Energy, Inc., as Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2010††

**10.11†	Outside Directors Stock Option Plan, filed as Exhibit 10.1 to the Company’s Form S-8 Registration Statement, Commission File No. 33-68316

**10.12†	First Amendment to Outside Directors Stock Option Plan, filed as Exhibit 10.13 to the Company’s Form 10-K for the period ended December 31, 1995††

**10.13†	Second Amendment to Outside Directors Stock Option Plan, filed as Exhibit 10.13 to the Company’s Form 10-K for the period ended December 31, 2005††

**10.14†	Amendment to Outside Directors Stock Option Plan, filed as Exhibit 10.1 to the Company’s Form S-8 Registration Statement, Commission File No. 33-68316

**10.15†	Bonus Incentive Plan, filed as Exhibit 10.1 to the Company’s Form S-8 Registration Statement, Commission File No. 33-68320

**10.16†	First Amendment to Bonus Incentive Plan, filed as Exhibit 10.9 to the Company’s Form 10-K for the period ended December 31, 1997††

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

**10.24
Amendment to Second Amended and Restated Service Agreement effective January 1, 2008 among Clayton Williams Energy, Inc. and its subsidiaries, Clayton Williams, Jr., Clayton Williams Ranch Holdings, Inc., ClayDesta L.P., The Williams Children’s Partnership, Ltd. and CWPLCO, Inc.††

**10.25†	Agreement of Limited Partnership of CWEI Longfellow Ranch I, L.P. dated April 1, 2003, filed as Exhibit 10.32 to the Company’s Form 10-K for the period ended December 31, 2003††

Exhibit Number	Description of Exhibit
**10.26†	Agreement of Limited Partnership of CWEI South Louisiana II, L.P. effective as of January 1, 2004, filed as Exhibit 10.29 to the Company’s Form 10-K for the period ended December 31, 2004††

**10.27†	Agreement of Limited Partnership of Rocky Arroyo, L.P. effective as of January 2, 2005, filed as Exhibit 10.31 to the Company’s Form 10-K for the period ended December 31, 2004††

**10.28†	Agreement of Limited Partnership of CWEI West Pyle/McGonagill, L.P. effective as of January 2, 2005, filed as Exhibit 10.33 to the Company’s Form 10-K for the period ended December 31, 2004††

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

**10.31†	Agreement of Limited Partnership of Floyd Prospect, L.P. effective as of March 1, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2005††

**10.32†	Amendment to Agreement dated April 23, 1993 between the Company and Robert C. Lyon, filed as Exhibit 10.35 to the Company’s Form 10-K for the period ended December 31, 2004††
**10.33†	Second Amendment to Agreement dated April 23, 1993 between the Company and Robert C. Lyon, filed as Exhibit 10.36 to the Company’s Form 10-K for the period ended December 31, 2004††

**10.34†	Form of stock option agreement for Outside Directors Stock Option Plan, filed as Exhibit 10.38 to the Company’s Form 10-K for the period ended December 31, 2004††

**10.35†	Agreement of Limited Partnership of Floyd Prospect II, L.P. dated May 15, 2006., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2006††

**10.36†	Participation Agreement relating to South Louisiana IV dated August 2, 2006, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2006††

**10.37†
Participation Agreement relating to North Louisiana — Hosston/Cotton Valley dated August 2, 2006, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2006††

**10.38†	Participation Agreement relating to North Louisiana — Bossier dated August 2, 2006, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2006††

**10.39†	Participation Agreement relating to Floyd Prospect III dated November 15, 2006, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2006††

**10.40†
Participation Agreement relating to North Louisiana - Bossier II dated November 15, 2006, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2006††

**10.41†
Participation Agreement relating to North Louisiana - Hosston/Cotton Valley II dated November 15, 2006, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2006††

**10.42†	Participation Agreement relating to South Louisiana V dated November 15, 2006, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2006††

**10.43†	Southwest Royalties Reward Plan dated January 15, 2007, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with Commission on January 18, 2007††

**10.44†	Form of Notice of Bonus Award Under the Southwest Royalties Reward Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 18, 2007††

Exhibit Number	Description of Exhibit
**10.45†
Participation Agreement relating to West Coast Energy Properties, L.P. dated December 11, 2006, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2006††

**10.46†	Participation Agreement relating to RMS/Warnick dated April 10, 2007, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 13, 2007††

**10.47†
Participation Agreement relating to East Texas Bossier – Big Bill Simpson dated December 17, 2007, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2007††

**10.48†
Participation Agreement relating to East Texas Bossier – Margarita dated December 17, 2007, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2007††

**10.49†	Amaker Tippett Reward Plan dated June 19, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.50†	Austin Chalk Reward Plan dated June 19, 2008, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.51†	Barstow Area Reward Plan dated June 19, 2008, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.52†	Participation Agreement relating to CWEI Andrews Area dated June 19, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.53†	Participation Agreement relating to CWEI Crockett County Area dated June 19, 2008, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.54†	Participation Agreement relating to CWEI North Louisiana Bossier III dated June 19, 2008, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.55†
Participation Agreement relating to CWEI North Louisiana Hosston/Cotton Valley III dated June 19, 2008, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.56†	Participation Agreement relating to CWEI South Louisiana VI dated June 19, 2008, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.57†	Participation Agreement relating to CWEI Utah dated June 19, 2008, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.58†	Participation Agreement relating to CWEI Sacramento Basin I dated August 12, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 14, 2008††

**10.59†	Form of Director Indemnification Agreement

**10.60†
Participation Agreement relating to CWEI East Texas Bossier - Sunny dated November 19, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 20, 2008††

**10.61†	Fuhrman-Mascho Reward Plan dated December 1, 2009, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2009††

**10.62†
Employment Agreement by and between Clayton Williams Energy, Inc. and Clayton W. Williams, Jr., effective as of March 1, 2010, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2010††

Exhibit Number	Description of Exhibit
**10.63†
Employment Agreement by and between Clayton Williams Energy, Inc. and Mel G. Riggs, effective as of March 1, 2010, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2010††

**10.64†
Employment Agreement by and between Clayton Williams Energy, Inc. and Patrick C. Reesby, effective as of March 1, 2010, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2010††

**10.65†
Employment Agreement by and between Clayton Williams Energy, Inc. and Michael L. Pollard, effective as of March 1, 2010, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2010††

**10.66†
Employment Agreement by and between Clayton Williams Energy, Inc. and Greg S. Welborn, effective as of March 1, 2010, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2010††

**10.67†
Employment Agreement by and between Clayton Williams Energy, Inc. and T. Mark Tisdale, effective as of March 1, 2010, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2010††

**10.68†	CWEI Andrews Fee Reward Plan dated October 19, 2010, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 22, 2010††

**10.69†	CWEI Andrews Samson Reward Plan dated October 19, 2010, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 22, 2010††

**10.70†	CWEI Austin Chalk Reward Plan II dated October 19, 2010, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 22, 2010††

*21	Subsidiaries of the Registrant

*23.1	Consent of KPMG LLP

*23.2	Consent of Williamson Petroleum Consultants, Inc.

*23.3	Consent of Ryder Scott Company, L.P.

*24.1	Power of Attorney

*31.1	Certification by the President and Chief Executive Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934

*31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934

***32.1	Certifications by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*99.1	Report of Williamson Petroleum Consultants, Inc. independent consulting engineers

*99.2	Report of Ryder Scott Company, L.P. independent consulting engineers

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

Signature	Title	Date

/s/ CLAYTON W. WILLIAMS *	Chairman of the Board,	February 28, 2011
Clayton W. Williams	President and Chief Executive
Officer and Director

/s/ MEL G. RIGGS	Executive Vice President,	February 28, 2011
Mel G. Riggs	Chief Operating Officer and
Director

/s/ MICHAEL L. POLLARD	Senior Vice President -	February 28, 2011
Michael L. Pollard	Finance, Chief Financial Officer
and Treasurer

/s/ ROBERT L. THOMAS	Vice President – Accounting and	February 28, 2011
Robert L. Thomas	Principal Accounting Officer

/s/ TED GRAY, JR.*	Director	February 28, 2011
Ted Gray, Jr.

/s/ DAVIS L. FORD *	Director	February 28, 2011
Davis L. Ford

/s/ ROBERT L. PARKER *	Director	February 28, 2011
Robert L. Parker

/s/ JORDAN R. SMITH *	Director	February 28, 2011
Jordan R. Smith

* By: /s/ MEL G. RIGGS
Mel G. Riggs
Attorney-in-Fact

CLAYTON WILLIAMS ENERGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Clayton Williams Energy, Inc.:

We have audited the accompanying consolidated balance sheets of Clayton Williams Energy, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2010.  In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clayton Williams Energy, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Clayton Williams Energy, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
February 28, 2011

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS
	December 31,
	2010	2009
CURRENT ASSETS
Cash and cash equivalents	$8,720	$14,013
Accounts receivable:
Oil and gas sales	35,361	28,721
Joint interest and other, net	9,893	6,669
Affiliates	796	624
Inventory	39,218	43,068
Deferred income taxes	5,074	1,362
Assets held for sale	8,762	7,411
Prepaids and other	5,997	1,729
	113,821	103,597
PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	1,707,252	1,579,664
Natural gas gathering and processing systems	18,153	17,816
Contract drilling equipment	58,486	41,533
Other	17,425	16,550
	1,801,316	1,655,563
Less accumulated depreciation, depletion and amortization	(1,034,227)	(985,517)
Property and equipment, net	767,089	670,046

OTHER ASSETS
Debt issue costs, net	8,323	4,874
Fair value of derivatives	-	4,427
Other	1,684	1,660
	10,007	10,961
	$890,917	$784,604

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY
	December 31,
	2010	2009
CURRENT LIABILITIES
Accounts payable:
Trade	$74,123	$47,211
Oil and gas sales	28,920	18,063
Affiliates	1,251	1,097
Fair value of derivatives	7,224	5,907
Accrued liabilities and other	22,202	11,995
	133,720	84,273
NON-CURRENT LIABILITIES
Long-term debt	385,000	395,000
Deferred income taxes	78,035	54,065
Fair value of derivatives	3,409	-
Other	41,301	38,991
	507,745	488,056
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share, authorized – 3,000,000
shares; none issued	-	-
Common stock, par value $.10 per share, authorized – 30,000,000 shares; issued and outstanding – 12,154,536 shares in 2010
and 12,145,536 shares in 2009	1,215	1,215
Additional paid-in capital	152,290	152,051
Retained earnings	95,947	59,009
	249,452	212,275
	$890,917	$784,604

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share)

	Year Ended December 31,
	2010	2009	2008
REVENUES
Oil and gas sales	$326,320	$242,338	$463,964
Natural gas services	1,631	6,146	10,926
Drilling rig services	-	6,681	46,124
Gain on sales of assets	3,680	796	44,503
Total revenues	331,631	255,961	565,517

COSTS AND EXPENSES
Production	83,146	76,288	89,054
Exploration:
Abandonments and impairments	9,074	78,798	80,112
Seismic and other	6,046	8,189	22,685
Natural gas services	1,209	5,348	10,060
Drilling rig services	1,198	10,848	37,789
Depreciation, depletion and amortization	101,145	129,658	120,542
Impairment of property and equipment	11,908	59,140	12,882
Accretion of abandonment obligations	2,623	3,120	2,355
General and administrative	35,588	20,715	25,635
Loss on sales of assets and impairment of inventory	1,750	5,282	2,122
Total costs and expenses	253,687	397,386	403,236
Operating income (loss)	77,944	(141,425)	162,281
OTHER INCOME (EXPENSE)
Interest expense	(24,402)	(23,758)	(24,994)
Gain (loss) on derivatives	722	(17,416)	74,743
Other	3,308	2,543	6,539
Total other income (expense)	(20,372)	(38,631)	56,288
Income (loss) before income taxes	57,572	(180,056)	218,569
Income tax (expense) benefit	(20,634)	64,096	(77,327)
NET INCOME (LOSS)	36,938	(115,960)	141,242
Less income attributable to
noncontrolling interest, net of tax	-	(1,455)	(708)
NET INCOME (LOSS) attributable to Clayton
Williams Energy, Inc.	$36,938	$(117,415)	$140,534
Net income (loss) per common share attributable to
Clayton Williams Energy, Inc. stockholders:
Basic	$3.04	$(9.67)	$11.78
Diluted	$3.04	$(9.67)	$11.67

Weighted average common shares outstanding:
Basic	12,148	12,138	11,932
Diluted	12,148	12,138	12,039

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Net income (loss) attributable to
Clayton Williams Energy, Inc.	$36,938	$(117,415)	$140,534
Unrealized gain on marketable securities, net of tax
$2,015 in 2008	-	-	3,742
Total comprehensive income (loss)	$36,938	$(117,415)	$144,276

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Clayton Williams Energy, Inc. Stockholders’ Equity
					Accumulated
					Other
	Common Stock		Additional		Compre-	Non-
	No. of	Par	Paid-In	Retained	hensive	Controlling
	Shares	Value	Capital	Earnings	Income	Interest
BALANCE,
December 31, 2007	11,354	$1,135	$121,063	$35,890	$2,718	$4,886
Net income	-	-	-	140,534	-	708
Unrealized gain on
marketable securities,
net of tax of $2,015	-	-	-	-	3,742	-
Reclassification adjustment for
securities gains included
in income, net of tax of $3,479	-	-	-	-	(6,460)	-
Issuance of stock through
compensation plans, including
income tax benefits	762	77	15,983	-	-	-
BALANCE,
December 31, 2008	12,116	1,212	137,046	176,424	-	5,594
Net income (loss)	-	-	-	(117,415)	-	1,455
Issuance of stock through
compensation plans, including
income tax benefits	30	3	173	-	-	-
Acquisition of noncontrolling
interest	-	-	14,832	-	-	(7,049)
BALANCE,
December 31, 2009	12,146	1,215	152,051	59,009	-	-
Net income	-	-	-	36,938	-	-
Issuance of stock through
compensation plans, including
income tax benefits	9	-	239	-	-	-
BALANCE,
December 31, 2010	12,155	$1,215	$152,290	$95,947	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$36,938	$(115,960)	$141,242
Adjustments to reconcile net income (loss) to cash
provided by operating activities:
Depreciation, depletion and amortization	101,145	129,658	120,542
Impairment of property and equipment	11,908	59,140	12,882
Exploration costs	9,074	78,798	80,112
(Gain) loss on sales of assets and impairment of inventory, net	(1,930)	4,486	(42,381)
Deferred income tax expense (benefit)	20,259	(64,220)	77,315
Non-cash employee compensation	13,898	1,434	5,834
Unrealized (gain) loss on derivatives	9,153	1,480	(49,738)
Settlements on derivatives with financing elements	-	-	43,486
Amortization of debt issue costs	1,648	1,458	1,354
Accretion of abandonment obligations	2,623	3,120	2,355
Changes in operating working capital:
Accounts receivable	(10,036)	4,571	13,087
Accounts payable	19,144	(19,590)	(4,946)
Other	(5,573)	20,336	(19,164)
Net cash provided by operating activities	208,251	104,711	381,980
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(285,655)	(142,623)	(351,789)
Proceeds from sales of assets	77,216	729	117,226
Change in equipment inventory	4,638	(26,675)	(8,247)
Other	18	(29)	3,935
Net cash used in investing activities	(203,783)	(168,598)	(238,875)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	-	75,900	7,500
Repayments of long-term debt	(10,000)	(39,375)	(94,200)
Proceeds from exercise of stock options	239	176	15,936
Settlements on derivatives with financing elements	-	-	(43,486)
Net cash provided by (used in) financing activities	(9,761)	36,701	(114,250)
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(5,293)	(27,186)	28,855
CASH AND CASH EQUIVALENTS
Beginning of period	14,013	41,199	12,344
End of period	$8,720	$14,013	$41,199
SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$22,457	$23,349	$24,027
Cash paid for income taxes	$-	$-	$16,652

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

Substantially all of our oil and gas production is sold under short-term contracts which are market-sensitive.  Accordingly, our results of operations and capital resources are highly dependent upon prevailing market prices of, and demand for, oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control.  These factors include the level of global supply and demand for oil and natural gas, market uncertainties, weather conditions, domestic governmental regulations and taxes, political and economic conditions in oil producing countries, price and availability of alternative fuels, and overall domestic and foreign economic conditions.

2.             Summary of Significant Accounting Policies

    Estimates and Assumptions
    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ materially from those estimates.  The accounting policies most affected by management’s estimates and assumptions are as follows:

•	Provisions for depreciation, depletion and amortization and estimates of non-equity plans are based on estimates of proved reserves;

•	Impairments of long-lived assets are based on estimates of future net cash flows and, when applicable, the estimated fair values of impaired assets;

•	Exploration expenses related to impairments of unproved acreage are based on estimates of fair values of the underlying leases;

•	Impairments of inventory are based on estimates of fair values of tubular goods and other well equipment held in inventory;

•	Exploration expenses related to well abandonment costs are based on the judgments regarding the productive status of in-progress exploratory wells; and

•	Abandonment obligations are based on estimates regarding the timing and cost of future asset abandonments.

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

    Valuation of Property and Equipment
    Our long-lived assets, including proved oil and gas properties and contract drilling equipment, are assessed for potential impairment in their carrying values, based on depletable groupings, whenever events or changes in circumstances indicate such impairment may have occurred.  An impairment is recognized when the estimated undiscounted future net cash flows of the asset are less than its carrying value.  Any such impairment is recognized based on the difference in the carrying value and estimated fair value of the impaired asset.

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

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    Income Taxes
    We utilize the asset and liability method to account for income taxes.  Under this method of accounting for income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in enacted tax rates is recognized in income in the period that includes the enactment date.  We also record any financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return.  Financial statement recognition of the tax position is dependent on an assessment of a 50% or greater likelihood that the tax position will be sustained upon examination, based on the technical merits of the position.  Any interest and penalties related to uncertain tax positions are recorded as interest expense.

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

    Capitalization of Interest
    Interest costs associated with our inventory of unproved oil and gas property lease acquisition costs are capitalized during the periods for which exploration activities are in progress.  During the years ended December 31, 2010, 2009 and 2008, we capitalized interest totaling approximately $493,000, $698,000 and $3.8 million, respectively.

    Cash and Cash Equivalents
    We consider all cash and highly liquid investments with original maturities of three months or less to be cash equivalents.

    Net Income (Loss) Per Common Share
    Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted net income per share reflects the potential dilution that could occur if dilutive stock options were exercised, calculated using the treasury stock method.  The diluted net income per share calculations for 2010 and 2008 include changes in potential shares attributable to dilutive stock options.

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

    Revenue Recognition and Gas Balancing
    We utilize the sales method of accounting for oil, natural gas and natural gas liquids revenues whereby revenues, net of royalties, are recognized as the production is sold to purchasers.  The amount of gas sold may differ from the amount to which we are entitled based on our revenue interests in the properties.  We did not have any significant gas imbalance positions at December 31, 2010 or 2009.  Revenues from natural gas services are recognized as services are provided.

    Comprehensive Income
    There were no differences between net income and comprehensive income in 2010 and 2009.  In 2008, we reported an unrealized gain on marketable securities as comprehensive income.

    Concentration Risks
    We sell our oil and natural gas production to various customers, serve as operator in the drilling, completion and operation of oil and gas wells, and enter into derivatives with various counterparties.  When management deems appropriate, we obtain letters of credit to secure amounts due from our principal oil and gas purchasers and follow other procedures to monitor credit risk from joint owners and derivatives counterparties.  Allowances for doubtful accounts at December 31, 2010 and 2009 relate to amounts due from joint interest owners.

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

3.             Long-Term Debt

    Long-term debt consists of the following:
	December 31,	December 31,
	2010	2009
	(In thousands)
7¾% Senior Notes due 2013	$225,000	$225,000
Secured bank credit facility, due November 2015	160,000	170,000
	$385,000	$395,000

    Aggregate maturities of long-term debt at December 31, 2010 are as follows: 2013 - $225 million, 2015- $160 million.

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

The Indenture governing the Senior Notes contains covenants that restrict our ability to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant provides that we may only incur indebtedness if the ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) exceeds 2.5 to 1 for the four most recently completed fiscal quarters.  However, this restriction does not prevent us from borrowing funds under the revolving credit facility provided that our outstanding balance on the facility does not exceed the greater of $150 million and 30% of Adjusted Consolidated Net Tangible Assets (as defined in the Indenture).  These covenants are subject to a number of important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at December 31, 2010.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Secured Bank Credit Facility
In November 2010, we amended and restated our secured bank credit facility with a syndicate of banks to provide for a revolving line of credit of up to $500 million, limited to the amount of a borrowing base as determined by the banks.  The borrowing base, which is based on the discounted present value of future net cash flows from oil and gas production, is redetermined by the banks semi-annually in May and November.  We or the banks may also request an unscheduled borrowing base redetermination at other times during the year.  If, at any time, the borrowing base is less than the amount of outstanding credit exposure under the revolving credit facility, we will be required to (1) provide additional security, (2) prepay the principal amount of the loans in an amount sufficient to eliminate the deficiency (or by a combination of such additional security and such prepayment eliminate such deficiency), or (3) prepay the deficiency in not more than five equal monthly installments plus accrued interest.  The borrowing base was $350 million at December 31, 2010.  After allowing for outstanding letters of credit totaling $2 million, we had $188 million available under the credit facility at December 31, 2010.

The revolving credit facility is collateralized primarily by 80% or more of the adjusted engineered value (as defined in the revolving credit facility) of our oil and gas interests evaluated in determining the borrowing base.  The obligations under the revolving credit facility are guaranteed by each of CWEI’s material domestic subsidiaries.

At our election, annual interest rates under the revolving credit facility are determined by reference to (1) LIBOR plus an applicable margin between 2% and 3% per year or (2) if an alternate base rate loan, the greatest of (A) the prime rate, (B) the federal funds rate plus 0.5%, or (C) one-month LIBOR plus 1% plus, if any of (A), (B) or (C), an applicable margin between 1% and 2%.  We also pay a commitment fee on the unused portion of the revolving credit facility at a flat rate of .5%.  Interest and fees are payable no less often than quarterly.  The effective annual interest rate on borrowings under the revolving credit facility, excluding bank fees and amortization of debt issue costs, for the twelve months ended December 31, 2010 was 3%.

The revolving credit facility also contains various covenants and restrictive provisions which may, among other things, limit our ability to sell assets, incur additional indebtedness, make investments or loans and create liens.  One such covenant requires that we maintain a ratio of consolidated current assets to consolidated current liabilities of at least 1 to 1.  Another financial covenant prohibits the ratio of our consolidated funded indebtedness to consolidated EBITDAX (determined as of the end of each fiscal quarter for the then most-recently ended four fiscal quarters) from being greater than 4 to 1.  The computations of consolidated current assets, current liabilities, EBITDAX and indebtedness are defined in the loan agreement.  We were in compliance with all financial and non-financial covenants at December 31, 2010.

4.             Other Non-Current Liabilities

    Other non-current liabilities at December 31, 2010 and 2009 consist of the following:

	2010	2009
	(In thousands)
Abandonment obligations	$40,444	$38,412
Other	857	579
	$41,301	$38,991

    Abandonment Obligations
    Changes in abandonment obligations for 2010 and 2009 are as follows:

	2010	2009
	(In thousands)
Beginning of year	$38,412	$31,737
Additional abandonment obligations from new properties	1,786	1,654
Sales or abandonments of properties	(2,057)	(293)
Accretion expense	2,623	3,120
Revisions of previous estimates	(320)	2,194
End of year	$40,444	$38,412

    Our asset retirement obligation is measured using primarily Level 3 inputs.  The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and well life.  The inputs are calculated based on historical data as well as current estimated costs.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.             Income Taxes

    Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax basis of assets and liabilities.  Significant components of net deferred tax assets (liabilities) at December 31, 2010 and 2009 are as follows:

	2010	2009
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$27,156	$24,275
Fair value of derivatives	3,536	518
Statutory depletion carryforwards	7,075	6,589
Abandonment obligations and other	16,451	11,389
	54,218	42,771
Deferred tax liabilities:
Property and equipment	(127,179)	(95,474)
	(127,179)	(95,474)
Net deferred tax liabilities	$(72,961)	$(52,703)

Components of net deferred tax liabilities:
Current assets	$5,074	$1,362
Non-current liabilities	(78,035)	(54,065)
	$(72,961)	$(52,703)

For the years ended December 31, 2010, 2009 and 2008, effective income tax rates were different than the statutory federal income tax rates for the following reasons:

	2010	2009	2008
	(In thousands)

Income tax expense (benefit) at statutory rate of 35%	$20,150	$(63,020)	$76,500
Tax depletion in excess of basis	(490)	(388)	(700)
Revision of previous tax estimates	8	(130)	55
State income taxes, net of federal tax effect	884	(655)	1,375
Other	82	97	97
Income tax expense (benefit)	$20,634	$(64,096)	$77,327

Current	$375	$124	$12
Deferred	20,259	(64,220)	77,315
Income tax expense (benefit)	$20,634	$(64,096)	$77,327

    We derive a tax deduction when employees and directors exercise options granted under our stock option plans.  To the extent these tax deductions are used to reduce currently payable taxes in any period, we record a tax benefit for the excess of the tax deduction over cumulative book compensation expense as additional paid-in capital and as a financing cash flow in the accompanying consolidated financial statements.  At December 31, 2010, our cumulative tax loss carryforwards were approximately $99 million, of which $21.4 million relates to excess tax benefits from exercise of stock options.

The Company and its subsidiaries file federal income tax returns with the United States Internal Revenue Service (“IRS”) and state income tax returns in various state tax jurisdictions.  As a general rule, the Company’s tax returns for fiscal years after 2006 currently remain subject to examination by appropriate taxing authorities.  None of our income tax returns are under examination at this time.

In December 2008, we made an estimated federal income tax payment of $16 million.  Since we reported a net operating loss on our 2008 federal income tax return, we received a refund of $16 million in 2009.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2007, we recorded a liability for taxes payable related to unrecognized tax benefits arising from uncertain tax positions taken by the Company in previous periods.  A reconciliation of the changes in this tax liability during the years ended December 31, 2010 and December 31, 2009 is as follows in thousands:

Balance at December 31, 2008	$144
Reductions for tax positions of prior years	(144)
Balance at December 31, 2009	-
Reductions for tax positions of prior years	-
Balance at December 31, 2010	$-

No unrecognized tax benefits originated during 2010 or 2009.

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

    The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to December 31, 2010.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps:
	Oil		Gas
	Bbls	Price	MMBtu (a)	Price
Production Period:
1st Quarter 2011	657,000	$83.74	1,710,000	$7.07
2nd Quarter 2011	632,000	$83.71	1,650,000	$7.07
3rd Quarter 2011	547,000	$83.78	1,560,000	$7.07
4th Quarter 2011	540,000	$83.78	1,500,000	$7.07
2012	1,170,000	$90.65	-	$-
	3,546,000		6,420,000

(a) One MMBtu equals one Mcf at a Btu factor of 1,000.

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of our commodity derivatives.  A $1 per barrel change in the price of oil and a $.50 per MMBtu change in the price of gas would change the fair value of our outstanding commodity derivatives at December 31, 2010 by approximately $5.8 million.

    Accounting for Derivatives
    We did not designate any of our currently open commodity derivatives as cash flow hedges; therefore, all changes in the fair value of these contracts prior to maturity, plus any realized gains or losses at maturity, are recorded as other income (expense) in our statements of operations.  For the year ended December 31, 2010, we reported a $722,000 net gain on derivatives, consisting of a $9.9 million gain for settled contracts and a $9.2 million loss related to changes in mark-to-market valuations.  For the year ended December 31, 2009, we reported a $17.4 million net loss on derivatives, consisting of a $15.9 million loss for settled contracts and a $1.5 million loss related to changes in mark-to-market valuations.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effect of Derivative Instruments on the Consolidated Balance Sheets

Fair Value of Derivative Instruments as of December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives not designated as
hedging instruments:

Commodity derivatives	Fair value of derivatives:		Fair value of derivatives:
	Current	$ -	Current	$ 7,224
	Non-current	-	Non-current	3,409
Total		$ -		$ 10,633

Fair Value of Derivative Instruments as of December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives not designated as
hedging instruments:

Commodity derivatives	Fair value of derivatives:		Fair value of derivatives:
	Current	$ -	Current	$ 5,907
	Non-current	4,427	Non-current	-
Total		$ 4,427		$ 5,907

Gross to Net Presentation Reconciliation of Derivative Assets and Liabilities

	December 31, 2010
	Assets	Liabilities
	(In thousands)
Fair value of derivatives – gross presentation	$16,051	$26,684
Effects of netting arrangements	(16,051)	(16,051)
Fair value of derivatives – net presentation	$-	$10,633

	December 31, 2009
	Assets	Liabilities
	(In thousands)
Fair value of derivatives – gross presentation	$20,105	$21,585
Effects of netting arrangements	(15,678)	(15,678)
Fair value of derivatives – net presentation	$4,427	$5,907

All of our derivative contracts are with JPMorgan Chase Bank, N.A., which has a credit rating of AA- as determined by a nationally recognized statistical ratings organization.  We have elected to net the outstanding positions with this counterparty between current and noncurrent assets or liabilities.

Effect of Derivative Instruments on the Consolidated Statements of Operations

Amount of Gain or (Loss) Recognized in Earnings
Year Ended
	Location of Gain or (Loss)	December 31,
	Recognized in Earnings	2010	2009
(In thousands)
Derivatives not designated as
hedging instruments:

Commodity derivatives	Other income (expense) -
	Gain (loss) on derivatives	$ 722	$ (17,416)
Total		$ 722	$ (17,416)

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.             Fair Value of Financial Instruments

    Cash and cash equivalents, receivables, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments.  Indebtedness under our secured bank credit facility was estimated to have a fair value approximating the carrying amount since the interest rate is generally market sensitive.  The estimated fair value of our Senior Notes at December 31, 2010 and 2009 was approximately $226 million and $198 million, respectively, based on market valuations.

    The only financial assets and liabilities measured on a recurring basis at December 31, 2010 and 2009 were commodity derivatives.  Information regarding these assets and liabilities at December 31, 2010 is summarized below:

	December 31,
	2010	2009
	Significant Other
	Observable Inputs
Description	(Level 2)
	(In thousands)
Assets:
Fair value of commodity derivatives	$-	$4,427
Total assets	$-	$4,427

Liabilities:
Fair value of commodity derivatives	$10,633	$5,907
Total liabilities	$10,633	$5,907

8.         Compensation Plans

Stock-Based Compensation
Initially, we reserved 86,300 shares of common stock for issuance under the Outside Directors Stock Option Plan (“Directors Plan”).  Since the inception of the Directors Plan, CWEI has issued options covering 52,000 shares of common stock at option prices ranging from $3.25 to $41.74 per share.  All outstanding options expire 10 years from the grant date and are fully exercisable upon issuance.  No options were granted under the Directors Plan in 2010.  At December 31, 2010, 15,000 options were outstanding under this plan.  In December 2009, the Board of Directors reduced the number of shares available for issuance under the Directors Plan to a level sufficient to cover only the remaining outstanding shares.

The following table sets forth certain information regarding our stock option plans as of and for the year ended December 31, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(a)
Outstanding at January 1, 2010	24,000	$26.66
Exercised (b)	9,000	$26.70
Outstanding at December 31, 2010	15,000	$26.64	4	$859,990

Vested at December 31, 2010	15,000	$26.64	4	$859,990
Exercisable at December 31, 2010	15,000	$26.64	4	$859,990

(a) Based on closing price at December 31, 2010 of $83.97 per share.
(b) Cash received for options exercised totaled $240,280.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information with respect to options outstanding at December 31, 2010, all of which were granted under the Directors Plan and are currently exercisable.

	Outstanding and Exercisable Options
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Life in
	Shares	Price	Years
Range of exercise prices:
$12.14 - $13.10	4,000	$ 12.62	1.5
$22.90 - $41.74	11,000	$ 31.73	4.5
	15,000	$ 26.64	3.7

The following table presents certain information regarding stock-based compensation amounts for the years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008
	(In thousands, except per share)
Weighted average grant date fair value of options granted per share	$-	$-	$23.06
Intrinsic value of options exercised	$261	$586	$20,480

Stock-based employee compensation expense	$-	$-	$92
Tax benefit	-	-	(32)
Net stock-based employee compensation expense	$-	$-	$60

    The fair value of stock options issued for each year was estimated at the date of grant using the Black-Scholes option pricing model.  The following weighted average assumptions were used in this model.

	2010	2009	2008
Risk-free interest rate	-	-	4%
Stock price volatility	-	-	63%
Expected life in years	-	-	10
Dividend yield	-	-	-

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

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    The Compensation Committee has also authorized the formation of the APO Reward Plan which offers eligible officers, key employees and consultants the opportunity to receive bonus payments that are based on certain profits derived from a portion of our working interest in specified areas where we are conducting drilling and production enhancement operations.  The wells subject to an APO Reward Plan are not included in the APO Incentive Plan.  Likewise, wells included in the APO Incentive Plan are not included in the APO Reward Plan.  Although conceptually similar to the APO Incentive Plan, the APO Reward Plan is a compensatory bonus plan through which we pay participants a bonus equal to a portion of the APO cash flows received by us from our working interest in wells in a specified area.  Unlike the APO Incentive Plan, however, participants in the APO Reward Plan are not immediately vested in all future amounts payable under the plan.  To date, we have granted awards under the APO Reward Plan in seven specified areas, each of which established a quarterly bonus amount equal to 7% of the APO cash flow from wells drilled or recompleted in the respective areas after the effective date set forth in each plan, which dates range from January 1, 2007 to August 9, 2010.  Under these seven awards, the full vesting dates for future amounts payable under the plan for one award is November 4, 2011, three awards are August 9, 2012, and three awards are May 5, 2013.

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

    We recognize compensation expense related to the APO Partnerships based on the estimated value of economic interests conveyed to the participants.  Estimated compensation expense applicable to the APO Reward Plan and SWR Reward Plan is recognized over the applicable vesting periods, which range from two years to five years.  We recorded compensation expense of $13.9 million in 2010 and $2.8 million in 2009 in connection with all non-equity award plans.

9.             Transactions with Affiliates

    The Company and other entities (the “Williams Entities”) controlled by Mr. Williams are parties to an agreement (the “Service Agreement”) pursuant to which the Company furnishes services to, and receives services from, such entities.  Under the Service Agreement, as amended from time to time, CWEI provides legal, computer, payroll and benefits administration, insurance administration, tax preparation services, tax planning services, and financial and accounting services to the Williams Entities, as well as technical services with respect to certain oil and gas properties owned by the Williams Entities.  The Williams Entities provide business entertainment to or for the benefit of CWEI.  The following table summarizes the charges to and from the Williams Entities for the years ended December 31, 2010, 2009 and 2008.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2010	2009	2008
	(In thousands)
Amounts received from the Williams Entities:
Service Agreement:
Services	$513	$519	$581
Insurance premiums and benefits	859	826	868
Reimbursed expenses	319	300	467
	$1,691	$1,645	$1,916
Amounts paid to the Williams Entities:
Rent(a)	$811	$895	$807
Service Agreement:
Business entertainment(b)	116	116	91
Reimbursed expenses	146	128	197
	$1,073	$1,139	$1,095

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

10.           Desta Drilling

 In 2006, we formed a drilling rig joint venture with Lariat Services, Inc. (“Lariat”).  Initially, we referred to this joint venture as Larclay JV, but in June 2009, we changed the legal name of the operating entity in the joint venture to Desta Drilling, LP (“Desta Drilling”).  Lariat was designated as the operator of the rigs and provided all management services on behalf of Desta Drilling.  To permit Desta Drilling to finance the construction of 12 drilling rigs and related equipment, we provided credit support in the form of (1) a limited guaranty to the secured lender in the original amount of $19.5 million, (2) a drilling contract with Desta Drilling that expired in 2009 under which we were obligated to use the drilling rigs or pay idle rig rates, and (3) a subordinated loan to Desta Drilling of $4.6 million to finance excess construction costs.  During the term of the drilling contract, we paid Desta Drilling $24.4 million in idle rig fees.  We and Lariat also made cash advances to Desta Drilling in the form of subordinated loans of $7.5 million each to provide additional financial support.

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

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 In December 2009, we modified the prior plan of disposition established in April 2009.  Based on significant improvements in oil prices, we escalated our developmental drilling program and put six of the drilling rigs previously held for sale back to work and transferred their estimated fair value of $11.4 million to property and equipment.  In the accompanying consolidated balance sheets at December 31, 2010 and December 31, 2009, assets held for sale were $8.8 million and $7.4 million, respectively, and consisted of two 2,000 horsepower drilling rigs and related equipment that was sold in February 2011 (see Note 18).

 In December 2010, we acquired two additional drillings rigs for $5 million to be used in our on-going developmental drilling programs.

11.         Sales of Assets and Impairments of Inventory

    Net gains and losses on sales of assets and impairments of inventory for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
	(In thousands)
Gain on sales of assets	$3,680	$796	$44,503

Loss on sales of assets and impairment
of inventory:
Loss on sales of assets	(1,655)	(348)	(2,122)
Impairment of inventory	(95)	(4,934)	-
	(1,750)	(5,282)	(2,122)

Net gain (loss)	$1,930	$(4,486)	$42,381

 In June 2010, we sold our interests in 22 operated and 76 non-operated producing wells in North Louisiana for net proceeds of $73.1 million, after giving effect to customary closing adjustments and the allocation of approximately $2 million of proceeds to applicable APO Partnerships (see Note 8), resulting in a loss on the sale of approximately $1.4 million during the second quarter of 2010.  Proceeds from the sale were used to repay indebtedness under our revolving credit facility.  The assets that were sold in this transaction represented substantially all of our proved oil and gas properties in North Louisiana but did not meet the criteria for treatment as discontinued operations under applicable accounting standards.

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

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.           Commitments and Contingencies

    Leases
    We lease office space from affiliates and nonaffiliates under noncancelable operating leases.  Rental expense pursuant to the office leases amounted to $1 million, $1.1 million and $997,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum payments under noncancelable leases at December 31, 2010, are as follows:

	Leases
	Capital(a)	Operating	Total
	(In thousands)
2011	$885	$1,123	$2,008
2012	692	389	1,081
2013	226	214	440
Thereafter	-	13	13
Total minimum lease payments	$1,803	$1,739	$3,542

          (a)      Relates to vehicle leases.

    Legal Proceedings
    CWEI is a defendant in several lawsuits that have arisen in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect any of these to have a material adverse effect on our consolidated financial condition or results of operations.

13.           Impairment of Property and Equipment

    We impair our long-lived assets, including oil and gas properties and contract drilling equipment, when estimated undiscounted future net cash flows of an asset are less than its carrying value.  The amount of any such impairment is recognized based on the difference between the carrying value and the estimated fair value of the asset.    We categorize the measurement of fair value of these assets as Level 3 inputs.  We estimate the fair value of the impaired property by applying weighting factors to fair values determined under three different methods: discounted cash flow method, flowing daily production method and proved reserves per BOE method.  We then assign applicable weighting factors based on the relevant facts and circumstances.  We recorded provisions for impairment of proved properties of $11.9 million in 2010, $27 million in 2009, and $12.9 million in 2008.  The 2010 provision related primarily to $11.1 million for certain non-core properties in the Permian Basin.  The 2009 provision related primarily to $21.6 million for certain properties in South Louisiana.  The 2008 provision related primarily to oil and gas proved property impairments of $11.3 million for the Margarita #1 well on our Deep Bossier prospect.

    We impair our unproved oil and gas properties when we determine that a prospect’s carrying value exceeds its estimated fair value.  We categorize the measurement of fair value of these assets as Level 3 inputs.  Unproved properties are nonproducing and do not have estimable cash flow streams.  Therefore, we estimate the fair value of individually significant prospects by obtaining, when available, information about recent market transactions in the vicinity of the prospects and adjust the market data as needed to give consideration to location of the prospects to known fields and reservoirs, the extent of geological and geophysical data on the prospects, the remaining terms of leases holding the acreage in the prospects, recent drilling results in the vicinity of the prospects, and other risk-related factors such as drilling and completion costs, estimated product prices and other economic factors.  Individually insignificant prospects are grouped and impaired based on remaining lease terms and our historical experience with similar prospects.  We recorded provisions for impairment of unproved properties aggregating $7.8 million, $36.1 million and $51.2 million in 2010, 2009 and 2008, respectively, and charged these impairments to exploration costs in the accompanying statements of operations.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.           Quarterly Financial Data (Unaudited)

    The following table summarizes results for each of the four quarters in the years ended December 31, 2010 and 2009.
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share)
Year ended December 31, 2010:
Total revenues	$79,831	$77,483	$85,232	$89,085	$331,631
Operating income	$20,873	$5,853	$27,083	$24,135	$77,944
Net income (loss)(a)	$16,675	$13,963	$11,623	$(5,323)	$36,938
Net income (loss) per common share(b):
Basic	$1.37	$1.15	$.96	$(.44)	$3.04
Diluted	$1.37	$1.15	$.96	$(.44)	$3.04
Weighted average common shares outstanding:
Basic	12,146	12,146	12,146	12,153	12,148
Diluted	12,146	12,146	12,146	12,153	12,148

Year ended December 31, 2009:
Total revenues	$57,782	$60,503	$62,426	$75,250	$255,961
Operating loss	$(31,620)	$(33,462)	$(19,571)	$(56,772)	$(141,425)
Net loss(a)	$(22,315)	$(38,608)	$(13,600)	$(42,892)	$(117,415)
Net loss per common share(b):
Basic	$(1.84)	$(3.18)	$(1.12)	$(3.53)	$(9.67)
Diluted	$(1.84)	$(3.18)	$(1.12)	$(3.53)	$(9.67)
Weighted average common shares outstanding:
Basic	12,122	12,142	12,144	12,144	12,138
Diluted	12,122	12,142	12,144	12,144	12,138

(a)
The Company recorded an $11.1 million charge for impairment of property and equipment in the second quarter of 2010 and an $800,000 charge in the third quarter of 2010.  The Company recorded a $32.1 million charge for impairment of property and equipment in the second quarter of 2009 and a $27 million charge in the fourth quarter of 2009.

(b)
The sum of the individual quarterly net income (loss) per share amounts may not agree to the total for the year since each period’s computation is based on the weighted average number of common shares outstanding during each period.

15.           Costs of Oil and Gas Properties

    The following table sets forth certain information with respect to costs incurred in connection with the Company's oil and gas producing activities during the years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008
	(In thousands)
Property acquisitions:
Proved	$9,556	$-	$-
Unproved	29,680	12,558	36,397
Developmental costs	238,197	86,672	260,073
Exploratory costs	7,528	32,758	51,237
Total	$284,961	$131,988	$347,707

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    The following table sets forth the capitalized costs for oil and gas properties as of December 31, 2010 and 2009.

	2010	2009
	(In thousands)
Proved properties	$1,655,217	$1,532,508
Unproved properties	52,035	47,156
Total capitalized costs	1,707,252	1,579,664
Accumulated depreciation, depletion and amortization	(983,119)	(945,047)
Net capitalized costs	$724,133	$634,617

16.           Segment Information

 We have two reportable operating segments, which are oil and gas exploration and production and contract drilling services. The following tables present selected financial information regarding our operating segments for 2010, 2009 and 2008.

		Contract	Intercompany	Consolidated
For the Year Ended December 31, 2010	Oil and Gas	Drilling	Eliminations	Total
	(In thousands)
Revenues	$331,631	$35,269	$(35,269)	$331,631
Depreciation, depletion and amortization(a)	111,353	10,044	(8,344)	113,053
Other operating expenses(b)	139,514	26,614	(25,494)	140,634
Interest expense	24,397	5	-	24,402
Other expense	(4,030)	-	-	(4,030)
Income (loss) before income taxes	60,397	(1,394)	(1,431)	57,572
Income tax expense (benefit)	21,122	(488)	-	20,634
Net income (loss)	39,275	(906)	(1,431)	36,938
Less (income) loss attributable to
noncontrolling interest, net of tax	-	-	-	-
Net income (loss) attributable to Clayton
Williams Energy, Inc.	$39,275	$(906)	$(1,431)	$36,938
Total assets	$854,621	$37,727	$(1,431)	$890,917
Additions to property and equipment	$286,285	$16,953	$-	$303,238

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Contract	Intercompany	Consolidated
For the Year Ended December 31, 2009	Oil and Gas	Drilling	Eliminations	Total
	(In thousands)
Revenues	$249,280	$27,000	$(20,319)	$255,961
Depreciation, depletion and amortization(a)	154,328	38,027	(3,557)	188,798
Other operating expenses(b)	214,282	11,054	(16,748)	208,588
Interest expense	22,267	1,491	-	23,758
Other expense	14,873	-	-	14,873
Loss before income taxes	(156,470)	(23,572)	(14)	(180,056)
Income tax benefit	(55,864)	(8,232)	-	(64,096)
Net loss	(100,606)	(15,340)	(14)	(115,960)
Less (income) loss attributable to
noncontrolling interest, net of tax	783	(2,238)	-	(1,455)
Net loss attributable to Clayton
Williams Energy, Inc.	$(99,823)	$(17,578)	$(14)	$(117,415)
Total assets	$773,631	$42,623	$(31,650)	$784,604
Additions to property and equipment	$133,860	$4,696	$-	$138,556

		Contract	Intercompany	Consolidated
For the Year Ended December 31, 2008	Oil and Gas	Drilling	Eliminations	Total
	(In thousands)
Revenues	$514,686	$64,153	$(13,322)	$565,517
Depreciation, depletion and amortization(a)	124,874	10,651	(2,101)	133,424
Other operating expenses(b)	232,047	47,493	(9,728)	269,812
Interest expense	21,134	3,860	-	24,994
Other income	(81,282)	-	-	(81,282)
Income (loss) before income taxes	217,913	2,149	(1,493)	218,569
Income tax expense	76,546	781	-	77,327
Net income (loss)	141,367	1,368	(1,493)	141,242
Less (income) loss attributable to
noncontrolling interest, net of tax	381	(1,089)	-	(708)
Net income (loss) attributable to Clayton
Williams Energy, Inc.	$141,748	$279	$(1,493)	$140,534
Total assets	$864,260	$85,006	$(5,857)	$943,409
Additions to property and equipment	$350,184	$1,195	$(1,493)	$349,886

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

Condensed Consolidating Balance Sheet
December 31, 2010
(Dollars in thousands)			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

Current assets	$164,630	$137,156	$1,132	$(189,097)	$113,821
Property and equipment, net	430,870	329,957	6,262	-	767,089
Investments in subsidiaries	114,247	-	-	(114,247)	-
Other assets	9,837	170	-	-	10,007
Total assets	$719,584	$467,283	$7,394	$(303,344)	$890,917

Current liabilities	$201,031	$121,664	$122	$(189,097)	$133,720
Non-current liabilities:
Long-term debt	385,000	-	-	-	385,000
Fair value of derivatives	3,409	-	-	-	3,409
Other	56,494	62,700	145	(3)	119,336
	444,903	62,700	145	(3)	507,745

Equity	73,650	282,919	7,127	(114,244)	249,452

Total liabilities and equity	$719,584	$467,283	$7,394	$(303,344)	$890,917

Condensed Consolidating Balance Sheet
December 31, 2009
(Dollars in thousands)			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

Current assets	$205,950	$146,443	$920	$(249,716)	$103,597
Property and equipment, net	326,149	337,566	6,331	-	670,046
Investments in subsidiaries	112,018	-	-	(112,018)	-
Other assets	10,348	613	-	-	10,961
Total assets	$654,465	$484,622	$7,251	$(361,734)	$784,604

Current liabilities	$153,505	$180,357	$127	$(249,716)	$84,273
Non-current liabilities:
Long-term debt	395,000	-	-	-	395,000
Other	31,039	61,883	136	(2)	93,056
	426,039	61,883	136	(2)	488,056

Equity	74,921	242,382	6,988	(112,016)	212,275

Total liabilities and equity	$654,465	$484,622	$7,251	$(361,734)	$784,604

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2010
(Dollars in thousands)			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

Total revenue	$209,046	$122,673	$723	$(811)	$331,631
Costs and expenses	166,846	86,963	689	(811)	253,687
Operating income (loss)	42,200	35,710	34	-	77,944
Other income (expense)	(26,801)	6,282	147	-	(20,372)
Income tax (expense) benefit	(20,634)	-	-	-	(20,634)
Net income (loss)	$(5,235)	$41,992	$181	$-	$36,938

Condensed Consolidating Statement of Operations
Year Ended December 31, 2009
(Dollars in thousands)			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

Total revenue	$148,347	$108,098	$617	$(1,101)	$255,961
Costs and expenses	254,655	142,807	1,025	(1,101)	397,386
Operating income (loss)	(106,308)	(34,709)	(408)	-	(141,425)
Other income (expense)	(42,820)	4,043	146	-	(38,631)
Income tax (expense) benefit	64,096	-	-	-	64,096
Noncontrolling interest,
net of tax	(1,455)	-	-	-	(1,455)
Net income (loss)	$(86,487)	$(30,666)	$(262)	$-	$(117,415)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2008
(Dollars in thousands)			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

Total revenue	$346,570	$237,307	$1,033	$(19,393)	$565,517
Costs and expenses	254,093	166,310	733	(17,900)	403,236
Operating income (loss)	92,477	70,997	300	(1,493)	162,281
Other income (expense)	65,414	(9,362)	236	-	56,288
Income tax (expense) benefit	(77,327)	-	-	-	(77,327)
Noncontrolling interest,
net of tax	(708)	-	-	-	(708)
Net income (loss)	$79,856	$61,635	$536	$(1,493)	$140,534

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2010
(Dollars in thousands)			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

Operating activities	$114,960	$84,490	$457	$8,344	$208,251
Investing activities	(161,742)	(33,440)	(257)	(8,344)	(203,783)
Financing activities	39,983	(49,723)	(21)	-	(9,761)
Net increase (decrease) in
cash and cash equivalents	(6,799)	1,327	179	-	(5,293)
Cash at the beginning of
the period	11,839	1,344	830	-	14,013
Cash at end of the period	$5,040	$2,671	$1,009	$-	$8,720

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2009
(Dollars in thousands)			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

Operating activities	$(28,867)	$129,934	$113	$3,531	$104,711
Investing activities	(186,872)	21,872	(67)	(3,531)	(168,598)
Financing activities	192,197	(155,516)	20	-	36,701
Net increase (decrease) in
cash and cash equivalents	(23,542)	(3,710)	66	-	(27,186)
Cash at the beginning of
the period	35,381	5,054	764	-	41,199
Cash at end of the period	$11,839	$1,344	$830	$-	$14,013

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2008
(Dollars in thousands)			Non-
		Guarantor	Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

Operating activities	$319,182	$59,737	$960	$2,101	$381,980
Investing activities	(126,079)	(110,366)	(329)	(2,101)	(238,875)
Financing activities	(163,047)	48,797	-	-	(114,250)
Net increase (decrease) in
cash and cash equivalents	30,056	(1,832)	631	-	28,855
Cash at the beginning of
the period	5,325	6,886	133	-	12,344
Cash at end of the period	$35,381	$5,054	$764	$-	$41,199

18.           Subsequent Events

    We have evaluated events and transactions that occurred after the balance sheet date of December 31, 2010.  In February 2011, we sold two 2,000 horsepower drilling rigs and related equipment for $22 million of total consideration, and we expect to record a gain on the sale of approximately $13.2 million during the first quarter of 2011.  Proceeds from the sale consisted of $11 million cash and an $11 million promissory note due in August 2011.

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

    We did not have any capital costs relating to exploratory wells pending the determination of proved reserves for the years ended December 31, 2010, 2009 and 2008.

    The following table sets forth estimated proved oil and gas reserves together with the changes therein (oil in MBbls, gas in MMcf, gas converted to MBOE by dividing MMcf by six) for the years ended December 31, 2010, 2009 and 2008.

	Oil	Gas	MBOE
Proved reserves:
December 31, 2007	27,946	123,156	48,472
Revisions	(5,620)	(15,938)	(8,276)
Extensions and discoveries	2,057	23,824	6,028
Sales of minerals-in-place	(473)	(8,560)	(1,900)
Production	(3,134)	(18,553)	(6,226)
December 31, 2008	20,776	103,929	38,098
Revisions	297	(15,898)	(2,353)
Extensions and discoveries	2,985	4,021	3,655
Production	(3,105)	(15,949)	(5,763)
December 31, 2009	20,953	76,103	33,637
Revisions	1,511	4,628	2,282
Extensions and discoveries	18,969	25,343	23,193
Purchases of minerals-in-place	317	190	349
Sales of minerals-in-place	(268)	(16,017)	(2,937)
Production	(3,667)	(10,750)	(5,459)
December 31, 2010	37,815	79,497	51,065

Proved developed reserves:
December 31, 2008	16,815	87,340	31,372
December 31, 2009	16,779	70,840	28,586
December 31, 2010	24,570	59,409	34,472

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    Net upward revisions of 2,282 MBOE consisted of upward revisions of 6,005 MBOE related to pricing and downward revisions of 3,723 MBOE related to performance.  Upward revisions of 6,005 MBOE were attributable to the effects of higher product prices on the estimated quantities of proved reserves.  Most of the downward performance revisions resulted from the reclassification of reserves from proved undeveloped to probable.

    The standardized measure of discounted future net cash flows relating to estimated proved reserves as of December 31, 2010, 2009 and 2008 was as follows:

	2010	2009	2008
	(In thousands)
Future cash inflows	$3,058,637	$1,311,330	$1,374,684
Future costs:
Production	(1,127,744)	(588,564)	(569,053)
Development	(308,420)	(86,918)	(104,223)
Income taxes	(455,980)	(119,343)	(126,819)
Future net cash flows	1,166,493	516,505	574,589
10% discount factor	(482,055)	(152,232)	(169,423)
Standardized measure of discounted net cash flows	$684,438	$364,273	$405,166

    Changes in the standardized measure of discounted future net cash flows relating to estimated proved reserves for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
	(In thousands)
Standardized measure, beginning of period	$364,273	$405,166	$925,969
Net changes in sales prices, net of production costs	192,193	12,007	(600,719)
Revisions of quantity estimates	56,190	(34,419)	(101,889)
Accretion of discount	45,963	51,123	131,824
Changes in future development costs, including
development costs incurred that reduced future
development costs	39,689	33,217	69,466
Changes in timing and other	20,839	(31,567)	(9,385)
Net change in income taxes	(210,090)	15,457	299,193
Future abandonment cost, net of salvage	(1,107)	(5,075)	(548)
Extensions and discoveries	441,719	89,546	155,006
Sales, net of production costs	(244,792)	(171,182)	(373,988)
Purchases of minerals-in-place	9,290	-	-
Sales of minerals-in-place	(29,729)	-	(89,763)
Standardized measure, end of period.	$684,438	$364,273	$405,166

    The estimated present value of future cash flows relating to estimated proved reserves is extremely sensitive to prices used at any measurement period.  The average prices used for each commodity for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Average Price
	Oil (a)	Gas
As of December 31:
2010 (b)	$72.36	$5.44
2009 (b)	$54.81	$3.71
2008	$42.03	$5.90

(a)	Includes natural gas liquids.
(b)
Average prices for December 31, 2010 and 2009 were based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period from January through December during each respective calendar year.

Schedule II – Valuation and Qualifying Accounts
	Balance at			Balance at
	Beginning of			End of
Description	Period	Additions(a)	Deductions(b)	Period
		(In thousands)
Year Ended December 31, 2010:
Allowance for doubtful accounts - Joint interest and other	$1,273	$-	$-	$1,273
Year Ended December 31, 2009:
Allowance for doubtful accounts - Joint interest and other	$1,387	$-	$(114)	$1,273
Year Ended December 31, 2008:
Allowance for doubtful accounts - Joint interest and other	$1,387	$-	$-	$1,387

(a) Additions relate to provisions for doubtful accounts.
(b) Deductions relate to the write-off or recovery of the provisions for doubtful accounts.

S-1