Form 10-K
period 2011-12-31
CLAYTON WILLIAMS ENERGY INC /DE
filed 2012-03-05
CIK 880115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 001-10924

CLAYTON WILLIAMS ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2396863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Six Desta Drive - Suite 6500
Midland, Texas	79705-5510
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (432) 682-6324

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $354,519,407.

There were 12,163,536 shares of Common Stock, $.10 par value, of the registrant outstanding as of February 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the 2012 Annual Meeting of Stockholders, which will be filed with the Commission not later than April 30, 2012, are incorporated by reference in Part III of this Form 10-K.

CLAYTON WILLIAMS ENERGY, INC.

TABLE OF CONTENTS (Continued)

Forward-Looking Statements

The information in this Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should, could or may occur in the future are forward-looking statements.  These forward-looking statements are based on management’s current expectations and belief, based on currently available information, as to the outcome and timing of future events and their effect on us.  While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.  All statements concerning our expectations for future operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions.  Our forward-looking statements involve significant risks and uncertainties, many of which are beyond our control, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in (1) Part I, “Item 1A - Risk Factors” and other cautionary statements in this Form 10-K, (2) our reports and registration statements filed from time to time with the Securities and Exchange Commission (“SEC”), and (3) other announcements we make from time to time.

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

Definitions of terms commonly used in the oil and gas industry and in this Form 10-K can be found in the “Glossary of Terms.”

PART I

Item 1 -                               Business

General

Clayton Williams Energy, Inc., incorporated in Delaware in 1991, is an independent oil and gas company engaged in the exploration for and production of oil and natural gas primarily in Texas, Louisiana and New Mexico.  Unless the context otherwise requires, references to the “Company”, “CWEI”, “we”, “us” or “our” mean Clayton Williams Energy, Inc. and its consolidated subsidiaries.  On December 31, 2011, our estimated proved reserves were 64,349 MBOE, of which 61% were proved developed.  Our portfolio of oil and natural gas reserves is weighted in favor of oil, with approximately 77% of our proved reserves at December 31, 2011 consisting of oil and natural gas liquids (“NGLs”) and approximately 23% consisting of natural gas.  During 2011, we added proved reserves of 20,881 MBOE through extensions and discoveries, had downward revisions of 2,007 MBOE, and had sales of minerals-in-place of 156 MBOE.  We also had average net production of 14.9 MBOE per day in 2011, which implies a reserve life of approximately 11.8 years.  CWEI held interests in 6,830 gross (1,098.9 net) producing oil and gas wells and owned leasehold interests in approximately 775,000 gross (387,000 net) undeveloped acres at December 31, 2011.

Clayton W. Williams, Jr. beneficially owns, either individually or through his affiliates, approximately 26% of the outstanding shares of our Common Stock.  In addition, The Williams Children’s Partnership, Ltd. (“WCPL”), a limited partnership of which Mr. Williams’ adult children are the limited partners, owns an additional 25% of the outstanding shares of our Common Stock.  Mr. Williams is also our Chairman of the Board, President and Chief Executive Officer.  As a result, Mr. Williams has significant influence in matters voted on by our shareholders, including the election of our Board members.  Mr. Williams actively participates in all facets of our business and has a significant impact on both our business strategy and daily operations.

Company Profile

Business Strategy

Our goal is to grow oil and gas reserves and increase shareholder value utilizing a flexible, opportunity-driven business strategy.  We do not adhere to rigid guidelines for resource allocations, risk profiles, product mixes, financial measurements or other operating parameters.  Instead, we try to identify exploratory and developmental projects that offer us the best possible opportunities for growth in oil and gas reserves and allocate our available resources to those projects.  Our direction is heavily influenced by Mr. Williams, who has over 50 years of experience and leadership in the oil and gas industry.  Strategically, we are currently focused on the development of oil reserves over gas reserves.  We believe that oil prices will continue to outpace gas prices based on relative energy content for the foreseeable future due to an abundance of domestic natural gas versus a much tighter balance between global supply and demand for crude oil.  We have significant holdings in oil-prone regions in the Permian Basin and the Giddings Area that we believe offer us attractive opportunities for growth in oil reserves, and we currently plan to exploit these resources as long as our margins between oil prices and the costs of drilling, completion and other field services remain acceptable.  In addition to our developmental drilling, we also remain committed to exploring for oil and gas reserves in areas that we believe offer us exceptional opportunities for reserve growth and we continue to search for possible proved property acquisitions.  From year to year, our allocation of investment capital may vary between exploratory and developmental activities depending on our analysis of all available growth opportunities, but our long-term focus on growing oil and gas reserves is consistent with our goal of value enhancement for our shareholders.

Recent Developments

Throughout 2011, we continued our developmental drilling programs in two primary oil-prone regions, the Permian Basin and the Giddings Area, which is located in Robertson, Burleson, Brazos, Lee, Milam, Leon, Fayette and Washington Counties, Texas.  Continued strong oil prices have provided us with what we believe is an acceptable profit margin on our investments in these core areas.  Beginning 2011, we engaged in the emerging Wolfbone play located in the Delaware Basin on the western edge of the Permian Basin.  To date, we have accumulated approximately 63,000 net acres in Reeves County, Texas through leasing and drill-to-earn farmout arrangements and have drilled 43 vertical and 7 horizontal wells on this acreage.

We currently have seven rigs drilling wells in the Reeves County Wolfbone play, one rig drilling Wolfberry wells in the Midland Basin in Andrews County and one rig drilling horizontal wells in the Austin Chalk formation in the Giddings Area in East Central Texas (see Exploration and Development Activities — Core Areas).

Domestic Operations

We conduct all of our drilling, exploration and production activities in the United States.  All of our oil and gas assets are located in the United States, and all of our revenues are derived from sales to customers within the United States.

Development Program

Our current focus is on developmental drilling.  A developmental well is a well drilled within the proved area of an oil and gas reservoir to a horizon known to be productive.  We have an inventory of developmental projects available for drilling in the future, most of which are located in the oil-prone regions of the Permian Basin and the Giddings Area.  In many cases, our leasehold interests in developmental projects are held by the continuous production of other wells, meaning that our rights to drill these projects are not subject to near-term expiration.  This provides us with a high degree of flexibility in the timing of developing these reserves.  Consistent with our business strategy, approximately $343.1 million, or 93% of our planned expenditures for 2012 relate to developmental drilling, most of which are in oil-prone areas.

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

Many of our exploration activities, particularly those related to our Deep Bossier prospects in the Giddings Area and our prospects in South Louisiana, target gas reserves.  Since we believe gas prices are likely to be less favorable than oil prices in the near term, we currently plan to spend only $27.4 million, or 7% of our planned expenditures for 2012, on exploration activities.

Acquisition and Divestitures of Proved Properties

In addition to our exploration and development activities, we seek to acquire proved reserves, but competition for the purchase of proved reserves is intense.  Sellers often utilize a bid process to sell properties.  This process usually intensifies the competition and makes it extremely difficult for us to acquire reserves without assuming significant price and production risks. We are actively searching for opportunities to acquire proved oil and gas properties, but we cannot give any assurance that we will be successful in our efforts to acquire proved properties in 2012.

In October 2011, our wholly owned subsidiary, Southwest Royalties, Inc. (“SWR”), entered into merger agreements with 24 limited partnerships of which SWR is the general partner (the “SWR Partnerships”) pursuant to which each of the SWR Partnerships that approves the merger will merge into SWR, and the partnership interests of the SWR Partnerships, other than those interests owned by SWR, will be converted into the right to receive cash.  SWR will not receive any cash payment for its partnership interests in the SWR Partnerships; however, as a result of each merger, SWR will acquire 100% of the assets and liabilities of each SWR Partnership that approves the merger.  Each of the mergers is subject to customary closing conditions, including approval by the limited partners of each of the SWR Partnerships.  The merger consideration will be 100% cash, and is expected to be approximately $40.2 million in the aggregate.  We expect to obtain the funds to finance the aggregate merger consideration by conveying a volumetric production payment (“VPP”) on certain properties acquired in the proposed mergers to a third party.  The final terms of the VPP will not be determined until immediately prior to the closing of the mergers.  The closing of the mergers is not conditioned on our receiving proceeds from the VPP or any other financing condition.

From time to time, we sell certain of our proved properties when we believe it is more advantageous to dispose of the selected properties than to continue to hold them.  We consider many factors in deciding to sell properties, including the need for liquidity, the risks associated with continuing to own the properties, our expectations for future development on the properties, the fairness of the price offered, and other factors related to the condition and location of the properties.

Desta Drilling

Through our wholly owned subsidiary, Desta Drilling, L.P. (“Desta Drilling”), we operate 14 drilling rigs, 12 of which we own, and two of which we lease under long-term contracts.  We believe that owning our own rigs helps control our cost structure and provides us flexibility to take advantage of drilling opportunities on a timely basis.  The Desta Drilling rigs are primarily reserved for our use, but are available to conduct contract drilling operations for third parties from time to time.  We were using nine of our rigs to drill wells in our developmental drilling programs, three rigs were working for third parties and the remaining two rigs were being refurbished or upgraded as of February 27, 2012.

Exploration and Development Activities

Overview

Since the second quarter of 2009, we have been primarily committed to drilling developmental oil wells in the Permian Basin and the Giddings Area.  We currently plan to spend approximately $370.5 million on exploration and development activities during 2012, with approximately 93% of these estimated expenditures expected to be spent on developmental drilling.  We may increase or decrease our planned activities, depending upon drilling results, operating margins, the availability of capital resources, and other factors affecting the economic viability of such activities.

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

We spent $299.1 million in the Permian Basin during 2011 on drilling and completion activities and $46.6 million on leasing and seismic activities.  We drilled and completed 100 gross (88.5 net) operated wells in the Permian Basin and conducted various remedial operations on other wells during 2011.  We currently plan to spend approximately $319.5 million on drilling, completion and leasing activities during 2012.  Following is a discussion of our principal assets in the Permian Basin.

Wolfbone

We are actively growing our acreage position in the Wolfbone play located in the Delaware Basin on the western edge of the Permian Basin.  A Wolfbone well is a well that commingles production from the Bone Springs and Wolfcamp formations which are typically encountered at depths of 8,000 to 13,000 feet.  These Permian aged formations in the Delaware Basin are comprised of limestone and sandstone.  In March 2011, we entered into a farm-in agreement with Chesapeake Exploration, L.L.C. (“Chesapeake”) in southern Reeves County, Texas with a term of five years.  For each well that we drill in the farm-in area that meets certain specified requirements (each, a “carried well”), Chesapeake will retain a 25% carried interest, bearing none of the costs to drill and complete a carried well, and we will earn an undivided 75% interest in 640 net acres within the farm-in area. If we drill 100 wells in the farm-in area, we will earn an undivided 75% interest in the entire farm-in area that has not otherwise been assigned to us during the term. Under the farm-in agreement, we are obligated to drill or commence drilling operations on at least 20 carried wells prior to March 1, 2012. We have currently drilled enough wells to meet this obligation. Following satisfaction of our initial drilling obligations, we have the right, but not the obligation, to drill at least 20 additional carried wells each year during the remainder of the term. If we fail to drill at least 20 carried wells during any year after expiration of the initial drilling period, the farm-in agreement will terminate without any liability to us. Excess wells drilled during any year may be applied towards our drilling obligations in the next year.  As of December 31, 2011, we have drilled 33 carried wells under this agreement.

We spent approximately $156.6 million on drilling and completion activities and $43.2 million for leasing activities in the Wolfbone play during 2011.  We plan to spend approximately $219.5 million on drilling and completion activities and $50 million on leasing activities in the Wolfbone play during 2012.  To date, we have accumulated approximately 63,000 net acres in Reeves County.  We are currently utilizing seven rigs in this area and may increase the rig count to eight through 2012.

Wolfberry

Another focal point in the Permian Basin is the drilling of Wolfberry wells in the Midland Basin.  Wolfberry is a term applied to the combined production from the Spraberry and Wolfcamp formations, which are generally found at depths of 7,500 to 10,500 feet.  These formations are comprised of a sequence of basinal, interbedded shales and carbonates.  We spent approximately $114.7 million on Wolfberry drilling and completion activities and approximately $1.6 million spent primarily on leasing activities during 2011.  We currently plan to keep one of our rigs drilling Wolfberry wells and plan to spend approximately $37.2 million during 2012 for drilling, completion and leasing activities.

Fuhrman-Mascho Field

We resumed a drilling program in the Fuhrman-Mascho Field in Andrews County, Texas beginning in July 2009.  Wells in the Fuhrman-Mascho Field produce from the San Andres formation, a reservoir comprised of fractured carbonate sediments found at a depth of approximately 4,300 feet.  We currently plan to drill eight additional wells in the first half of 2012.

Other

We also have an inventory of developmental drilling and enhanced recovery opportunities throughout the Permian Basin in established fields such as the Flying M in Lea County, New Mexico, East Huntley in Garza County, Texas, South Huntley in Garza County, Texas, Halley in Winkler County, Texas, Mag Sealy in Ward County, Texas, Ward Estes in Ward County, Texas, Foster/Gist in Ector County, Texas and Amacker Tippett in Upton County, Texas.

Giddings Area

Prior to 1998, we concentrated our drilling activities in an oil-prone area we refer to as the Giddings Area.  Most of our wells in the Giddings Area were drilled as horizontal wells, many with multiple laterals in different producing horizons, including the Austin Chalk, Buda and Georgetown formations in East Central Texas.  Hydrocarbons are also encountered in the Giddings Area from other formations, including the Cotton Valley, Deep Bossier, Eagle Ford Shale, and Taylor formations.  In 2011, we spent approximately $61.6 million in the Giddings Area on drilling and leasing activities and currently plan to spend approximately $41.4 million on similar drilling activities in this area in 2012.  Following is a discussion of our principal assets in the Giddings Area.

Austin Chalk

We have concentrated our recent drilling activities in the Giddings Area on the Austin Chalk formation, an upper Cretaceous geologic formation in the Gulf Coast region of the United States that stretches across numerous fields in Texas and Louisiana.  The Austin Chalk formation is generally encountered at depths of 5,500 to 7,000 feet.  Horizontal drilling is the primary technique used in the Austin Chalk formation to enhance productivity by intersecting multiple zones.  Most of our wells in this area were drilled as horizontal wells, many with multiple laterals in different producing horizons, including the Austin Chalk, Buda and Georgetown formations in East Central Texas.  The existing spacing between some of our wells in this area affords us the opportunity to tap additional oil and gas reserves by drilling new wells between existing wells, a technique referred to as in-fill drilling.  These in-fill wells are considered lower risk as compared to exploratory wells.  We initiated a water fracturing program on certain wells in June 2011 to enhance productivity on certain wells.  We are currently working one of our drilling rigs in the Giddings Area to drill horizontal wells in the Austin Chalk formation and plan to keep the rig count at this level through 2012.

Eagle Ford Shale

The Eagle Ford Shale is a formation immediately beneath the Austin Chalk formation.  During 2010, we drilled and completed four producing wells in Burleson and Lee Counties, Texas using various fracturing techniques with varying results.  In October 2011, we completed the Hosek #1 well in Wilson County and may drill additional wells in this area in 2012.

Deep Bossier

We have an extensive acreage position in the Giddings Area that is also prospective for Deep Bossier sands which are encountered at depths ranging from 14,000 to 22,000 feet.  Prior to 2011, we drilled three Deep Bossier wells, none of which were commercially productive.  In 2011, we drilled the Hamill Foundation #1, an exploratory well, in Leon County, Texas.  Based on results of a stimulation procedure, we determined that the well was uneconomic and recorded a pre-tax charge of $16.8 million for the abandonment of this well.  We do not have any further plans in this area.

South Louisiana

In the first quarter of 2011, we drilled the State Lease 19924 #1, an exploratory well in St. Mary Parish, Louisiana, which was a dry hole.  In the third quarter of 2011, we drilled and completed the State Lease 19706 #1, a developmental well in Plaquemines Parish, Louisiana, which is currently waiting on pipeline.  We also drilled the Pruitt ET AL #1 in the third quarter of 2011, an exploratory well in Acadia Parish, Louisiana which was a dry hole.

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

Marketing Arrangements

We sell substantially all of our oil production under short-term contracts based on crude oil price bulletins from major oil purchasers for West Texas Intermediate contracts, less agreed-upon deductions that vary by grade of crude oil.  The majority of our gas production is sold under short-term contracts based on pricing formulas that are generally market responsive.  From time to time, we may also sell a portion of our gas production under short-term contracts at fixed prices.  We believe that the loss of any of our oil and gas purchasers would not have a material adverse effect on our results of operations due to the availability of other purchasers.

Natural Gas Services

We own an interest in and operate natural gas service facilities in the states of Texas and Louisiana,. These natural gas service facilities consist of interests in approximately 102 miles of pipeline, three treating plants, one dehydration facility, and seven wellhead type treating and/or compression stations.  Most of our operated gas gathering and treating activities exist to facilitate the transportation and marketing of our operated oil and gas production.

In 2011, we began the construction of a gas gathering and treating system to facilitate the transportation and marketing of our Wolfbone oil and gas production in Reeves County.  We spent approximately $7.8 million during 2011 and currently expect to spend $20 million during 2012.

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

In the event we conduct operations on federal, state or Indian oil and natural gas leases, our operations may be required to comply with additional regulatory restrictions, including various nondiscrimination statutes, royalty and related valuation requirements, and on-site security regulations and other appropriate permits issued by the Bureau of Land Management or other relevant federal or state agencies.

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

The Federal Energy Regulatory Commission (“FERC”) regulates interstate natural gas transportation rates and service conditions, which affect the marketing of gas we produce, as well as the revenues we receive for sales of such production.  The price and terms of access to pipeline transportation are subject to extensive federal and state regulation.  The FERC is continually proposing and implementing new rules and regulations affecting interstate transportation.  These initiatives also may affect the intrastate transportation of natural gas under certain circumstances.  The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. We do not believe that we will be affected by any such FERC action in a manner materially different from other natural gas producers in our areas of operation.

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

Market manipulation and market transparency regulations.  Under the Energy Policy Act of 2005 (“EP Act 2005”), the FERC possesses regulatory oversight over natural gas markets, including the purchase, sale and transportation of natural gas by “any entity” in order to enforce the anti-market manipulation provisions in the EP Act 2005. The Federal Trade Commission (“FTC”) has similar regulatory oversight of oil markets in order to prevent market manipulation.  The Commodity Futures Trading Commission (“CFTC”) also holds authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act.  With regard to our physical purchases and sales of natural gas, natural gas liquids and crude oil, our gathering of these energy commodities, and any related hedging activities that we undertake, we are required to observe these anti-market manipulation laws and related regulations enforced by the FERC, the FTC, and/or the CFTC.  These agencies hold substantial enforcement authority, including the ability to assess civil penalties of up to $1 million per day per violation, to order disgorgement of profits and to recommend criminal penalties.  Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third party damage claims by, among others, sellers, royalty owners and taxing authorities.

The FERC has issued certain market transparency rules for the natural gas industry pursuant to its EP Act 2005 authority, which may affect some or all of our operations.  The FERC issued a final rule in 2007, as amended by subsequent orders on rehearing (“Order 704”), which requires wholesale buyers and sellers of more than 2.2 million MMBtu of physical natural gas in the previous calendar year, including natural gas producers, gatherers, processors and marketers, to report, on May 1 of each year, beginning in 2009, aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to, or may contribute to the formation of price indices, as explained in Order 704. It is the responsibility of the reporting entity to determine which transactions should be reported based on the guidance of Order 704.

Gathering regulations.  Section 1(b) of the federal Natural Gas Act (“NGA”) exempts natural gas gathering facilities from the jurisdiction of the FERC under the NGA.  We own certain natural gas pipelines that we believe meet the traditional tests that the FERC has used to establish a pipeline’s status as a gatherer not subject to the FERC jurisdiction.  The distinction between the FERC-regulated transmission facilities and federally unregulated gathering facilities is, however, the subject of substantial, on-going litigation, so the classification and regulation of our gathering lines may be subject to change based on future determinations by the FERC, the courts, or the United States Congress.

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

Environmental Matters

Our operations pertaining to oil and gas exploration, production and related activities are subject to numerous and constantly changing federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection.  These laws and regulations may require the acquisition of certain permits prior to commencing certain activities or in connection with our operations; restrict or prohibit the types, quantities and concentration of substances that we can release into the environment; restrict or prohibit activities that could impact wetlands, endangered or threatened species or other protected areas or natural resources; require some degree of remedial action to mitigate pollution from former operations, such as pit cleanups and plugging abandoned wells; and impose substantial liabilities for pollution resulting from our operations.  Such laws and regulations may substantially increase the cost of our operations and may prevent or delay the commencement or continuation of a given project and thus generally could have an adverse effect upon our capital expenditures, earnings or competitive position.  Violation of these laws and regulations could result in significant fines or penalties.  We have experienced accidental spills, leaks and other discharges of contaminants at some of our properties, as have other similarly situated oil and gas companies, and some of the properties that we have acquired, operated or sold, or in which we may hold an interest but not operational control, may have past or ongoing contamination for which we may be held responsible.  Some of our operations are located in environmentally sensitive environments, such as coastal waters, wetlands and other protected areas.  Some of our properties are located in areas particularly susceptible to hurricanes and other destructive storms, which may damage facilities and cause the release of pollutants. Our environmental insurance coverage may not fully insure all of these risks. Although the costs of remedying such conditions may be significant, we do not believe these costs would have a material adverse impact on our financial condition and operations.

We believe that we are in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during 2012.  We do not believe that we will be required to incur material capital expenditures to comply with existing environmental requirements.  Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on our operations, as well as the oil and gas industry in general.  For instance, any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or clean-up requirements could have an adverse impact on our operations.

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

Waste Handling.  The Resource Conservation and Recovery Act (“RCRA”) and analogous state laws, impose detailed requirements for the handling, storage, treatment and disposal of hazardous and solid wastes.  RCRA specifically excludes drilling fluids, produced waters and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy from regulation as hazardous wastes.  However, these wastes may be regulated by the U.S. Environmental Protection Agency (“EPA”) or state agencies as solid wastes.  Moreover, many ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils, are regulated as hazardous wastes.  Although the costs of managing hazardous waste may be significant, we do not believe that our costs in this regard are materially more burdensome than those for similarly situated companies.

Air Emissions.  The federal Clean Air Act and comparable state laws and regulations impose restrictions on emissions of air pollutants from various industrial sources, including compressor stations and natural gas processing facilities, and also impose various monitoring and reporting requirements.  Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limits, or utilize specific emission control technologies to limit emissions.  The EPA is currently considering adopting rules that would apply new air emission control standards to well completion activities and certain production equipment, such as glycol dehydrators and storage vessels, which could become effective in the Spring of 2012.  Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions.  Capital expenditures for air pollution equipment may be required in connection with maintaining or obtaining operating permits and approvals relating to air emissions at facilities owned or operated by us. We do not believe that our operations will be materially adversely affected by any such requirements.

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

Global Warming and Climate Change.  In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes.  Based on these findings, the EPA recently adopted two sets of rules regulating greenhouse gas emissions under the Clean Air Act, one of which requires a reduction in emissions of greenhouse gases from motor vehicles and the other of which regulates emissions of greenhouse gases from certain large stationary sources, effective January 2, 2011.  The EPA’s rules relating to emissions of greenhouse gases from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA from implementing, or requiring state environmental agencies to implement, the rules.  The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including certain onshore oil and natural gas production facilities, on an annual basis, beginning in 2012 for emissions occurring after January 2011.

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

The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produced.  Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

Hydraulic Fracturing.  Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations.  The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production.  We commonly use hydraulic fracturing as part of our operations.  Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel.  In addition, legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and to require disclosure of the chemicals used in the hydraulic fracturing process.  At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices.  The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices.  The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with initial results expected to be available by late 2012 and final results by 2014.  Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by 2014.  Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing.  These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms.

To our knowledge, there have been no citations, suits, or contamination of potable drinking water arising from our fracturing operations. We do not have insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations; however, we believe our general liability and excess liability insurance policies would cover third-party claims related to hydraulic fracturing operations and associated legal expenses in accordance with, and subject to, the terms of such policies.

Endangered species.  The federal Endangered Species Act and analogous state laws regulate activities that could have an adverse effect on threatened or endangered species.  Some of our well drilling operations are conducted in areas where protected species are known to exist.  In these areas, we may be obligated to develop and implement plans to avoid potential adverse impacts to protected species, and we may be prohibited from conducting drilling operations in certain locations or during certain seasons, such as breeding and nesting seasons, when our operations could have an adverse effect on the species.  It is also possible that a federal or state agency could order a complete halt to drilling activities in certain locations if it is determined that such activities may have a serious adverse effect on a protected species.  The presence of a protected species in areas where we perform drilling activities could impair our ability to timely complete well drilling and development and could adversely affect our future production from those areas.

Pipeline Safety.  Some of our pipelines are subject to regulation by the U.S. Department of Transportation (“DOT”) under the Pipeline Safety Improvement Act of 2002, which was reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, and further amended by the Pipeline Safety, Regulation Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act amendments”). The DOT, through the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), has established a series of rules that require pipeline operators to develop and implement integrity management programs for gas, NGLs, oil and condensate transmission pipelines that, in the event of a failure, could affect “high consequence areas.” “High consequence areas” are currently defined to include areas with specified population densities, buildings containing populations with limited mobility, areas where people may gather along the route of a pipeline (such as athletic fields or campgrounds), environmentally sensitive areas, and commercially navigable waterways. Under the DOT’s regulations, integrity management programs are required to include baseline assessments to identify potential threats to each pipeline segment, implementation of mitigation measures to reduce the risk of pipeline failure, periodic reassessments, reporting and recordkeeping.  These regulatory requirements may be expanded in the future upon completion of studies required by the 2011 Pipeline Safety Act amendments.

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

Operational Hazards and Insurance

Our operations are subject to the usual hazards incident to the drilling and production of oil and gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental risks.  These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operation.  In addition, the presence of unanticipated pressures or irregularities in formations, miscalculations, or accidents may cause our drilling activities to be unsuccessful and result in a total loss of our investment.

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

Operating Segments

For financial information about our operating segments, see Note 15 to the accompanying consolidated financial statements.

Executive Officers

The following is a list, as of March 5, 2012 of the name, age and position with the Company of each person who is an executive officer of the Company:

CLAYTON W. WILLIAMS, JR., age 80, is Chairman of the Board, President, Chief Executive Officer and a director of the Company, having served in such capacities since September 1991.  For more than the past five years, Mr. Williams has also been the chief executive officer and a director of certain entities that are controlled directly or indirectly by Mr. Williams.  Mr. Williams beneficially owns, either individually or through his affiliates, approximately 26% of the outstanding shares of our Common Stock.

MEL G. RIGGS, age 57, is Executive Vice President and Chief Operating Officer of the Company, having served in such capacities since January 2011.  Prior to that, Mr. Riggs had served as Senior Vice President - Finance and Chief Financial Officer of the Company since 1991.  Mr. Riggs has also served as a director of the Company since May 1994.

MICHAEL L. POLLARD, age 61, is Senior Vice President — Finance and Chief Financial Officer of the Company, having served in such capacity since January 2011.  Prior to that, Mr. Pollard had served as Vice President - Accounting of the Company since 2003.

PATRICK C. REESBY, age 59, is Vice President — New Ventures of the Company, having served in such capacity since 1993.

ROBERT C. LYON, age 75, is Vice President — Gas Gathering and Marketing of the Company, having served in such capacity since 1993.

T. MARK TISDALE, age 55, is Vice President and General Counsel of the Company, having served in such capacity since 1993.

GREGORY S. WELBORN, age 38, is Vice President — Land of the Company, having served in such capacity since 2006.  Prior to that, Mr. Welborn was self-employed.  Mr. Welborn is the son-in-law of Clayton W. Williams, Jr.

ROBERT L. THOMAS, age 55, is Vice President — Accounting of the Company, having served in such capacity since January 2011.  Prior to that, Mr. Thomas had served as General Accounting Manager of the Company since 2003.

Employees

At December 31, 2011, we had 505 full-time employees, of which 275 were employed by Desta Drilling.  None of our employees are subject to a collective bargaining agreement.  In our opinion, relations with employees are good.

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

Item 1A -       Risk Factors

There are many factors that affect our business, some of which are beyond our control.  Our business, financial condition and results of operations could be materially adversely affected by any of these risks.  The nature of our business activities further subjects us to certain hazards and risks.  The risks described below are a summary of some of the material risks relating to our business.  Other risks are described in “Item 1 - Business” and “Item 7A - Quantitative and Qualitative Disclosures About Market Risks.”  Additional risks not presently known to us or that we currently deem immaterial individually or in the aggregate may also impair our business operations.  If any of these risks actually occur, it could materially harm our business, financial condition or results of operations and impair our ability to implement business plans or complete development projects as scheduled.  In that case, the market price of our Common Stock could decline.

Oil and natural gas prices are volatile. Declines in commodity prices have adversely affected, and in the future may adversely affect, our financial condition, liquidity, results of operations, cash flows, access to the capital markets, and ability to grow.

Our revenues, operating results, liquidity, cash flows, profitability and value of proved reserves depend substantially upon the market prices of oil and natural gas.  Commodity prices affect our cash flow available for capital expenditures and our ability to access funds under our revolving credit facility and through the capital markets.  The amount available for borrowing under our revolving credit facility is subject to a borrowing base, which is determined at least semi-annually by our lenders taking into account the estimated value of our proved reserves and is subject to periodic redeterminations based on pricing models determined by the lenders at such time.  Declines in commodity prices have historically adversely affected the estimated value of our proved reserves and, in turn, the market values used by our lenders to determine our borrowing base.  If commodity prices decline in the future, the decline could have adverse effects on our reserves and borrowing base.

The commodity prices we receive for our oil and natural gas depend upon factors beyond our control, including among others:

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

•                  the price of oil and natural gas imports; and

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

In general, the volume of production from an oil and gas property declines as reserves related to that property are depleted. The decline rates depend upon reservoir characteristics.  In past years, our oil and gas properties have had steep rates of decline and short estimated productive lives.

Exploring for, developing, or acquiring reserves is capital intensive and uncertain.  We may not be able to economically find, develop, or acquire additional reserves.  Also, we may not be able to make the necessary capital investments if our cash flows from operations decline or external sources of capital become limited or unavailable. We cannot give assurance that our future exploration, development, and acquisition activities will result in additional proved reserves or that we will be able to drill productive wells at acceptable costs.

We require substantial capital expenditures to conduct our operations and replace our production, and we may be unable to obtain needed financing on satisfactory terms necessary to fund our planned capital expenditures.

Our business is capital intensive and requires us to spend substantial amounts of capital for exploration and development activities.  If low oil and natural gas prices, operating difficulties or other factors, many of which are beyond our control, cause our revenues and cash flows from operating activities to decrease, we may be limited in our ability to internally fund our exploration and development activities.  If our borrowing base under the revolving facility is redetermined to a lower amount, this could adversely affect our ability to supplement cash flow from operations as a source of funding for these activities.  After utilizing our available sources of financing, we may be forced to raise additional debt or equity proceeds to fund such capital expenditures. We cannot give assurance that additional debt or equity financing will be available or cash flows provided by operations will be sufficient to meet our capital expenditures requirements.

We have substantial indebtedness.  Our leverage and the covenants in our debt agreements could negatively impact our financial condition, liquidity, results of operations and business prospects.

As of December 31, 2011, the principal amount of our outstanding consolidated debt was approximately $529.5 million, which included approximately $180 million outstanding under our revolving credit facility and $349.5 million in outstanding principal amount of our 7.75% Senior Notes due 2019 (“2019 Senior Notes”), net of unamortized discount.  Our revolving credit facility and the indenture governing our 2019 Senior Notes (“Indenture”) impose significant restrictions on our ability to take certain actions, including our ability to incur additional indebtedness, sell certain assets, merge, make investments or loans, issue redeemable or preferred stock, pay distributions or dividends, create liens, guarantee other indebtedness and enter into new lines of business.

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

•                  adversely affect the credit ratings assigned by third-party rating agencies, which have in the past and may in the future, downgrade their ratings of our debt and other obligations due to changes in our debt level or our financial condition;

•                  limit our access to the capital markets;

•                  increase our borrowing costs and impact the terms, conditions and restrictions contained in our debt agreements, including the addition of more restrictive covenants;

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

A higher level of debt will increase the risk that we may default on our financial obligations.  Our ability to meet our debt obligations and other expenses will depend on our future performance.  Our future performance will be affected by oil and gas prices, financial, business, domestic and worldwide economic conditions, governmental and environmental regulations and other factors, many of which we are unable to control.  If our cash flow is not sufficient to service our debt, we may be required to refinance the debt, sell assets, or sell shares of our stock on terms that we do not find attractive, if it can be done at all.

The credit risk of financial institutions could adversely affect us.

The credit risk of financial institutions could adversely affect us.  We have entered into transactions with counterparties in the financial services industry, including commercial banks, insurance companies, and their affiliates.  These transactions expose us to credit risk in the event of default of our counterparty, principally with respect to hedging agreements but also insurance contracts and bank lending commitments.  Deterioration in the credit markets may impact the credit ratings of our current and potential counterparties and affect their ability to fulfill their existing obligations to us and their willingness to enter into future transactions with us.

Our hedging transactions could result in financial losses or could reduce our income.  To the extent we have hedged a significant portion of our expected production and actual production is lower than we expected or the costs of goods and services increase, our profitability would be adversely affected.

To achieve more predictable cash flows and to reduce our exposure to adverse fluctuations in the prices of oil and gas, we have entered into and may in the future enter into hedging transactions for a significant portion of our expected oil and gas production.  These transactions could result in both realized and unrealized hedging losses.

The extent of our commodity price exposure is related largely to the effectiveness and scope of our derivative activities.  For example, the derivative instruments we utilize are primarily based on New York Mercantile Exchange (“NYMEX”) futures prices, which may differ significantly from the actual crude oil and gas prices we realize in our operations.  Furthermore, we have adopted a policy that requires, and our credit facility also mandates, that we enter into derivative transactions related to only a portion of our expected production volumes and, as a result, we will continue to have direct commodity price exposure on the portion of our production volumes not covered by these derivative transactions.

Our actual future production may be significantly higher or lower than we estimate at the time we enter into derivative transactions.  If our actual future production is higher than we estimated, we will have greater commodity price exposure than we intended. If our future actual production is lower than the nominal amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale or purchase of the underlying physical commodity, resulting in a substantial diminution in our profitability and liquidity. As a result of these factors, our derivative activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our cash flows.

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

Our proved reserves are estimates and depend on many assumptions. Any material inaccuracies in these assumptions could cause the quantity and value of our oil and gas reserves, and our revenue, profitability and cash flow to be materially different from our estimates.

The accuracy of estimated proved reserves and estimated future net cash flows from such reserves is a function of the quality of available geological, geophysical, engineering and economic data and is subject to various assumptions, including assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses, and other matters.  Although we believe that our estimated proved reserves represent reserves that we are reasonably certain to recover, actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will most likely vary from the assumptions and estimates used to determine proved reserves.  Any significant variance could materially affect the estimated quantities and value of our oil and gas reserves, which in turn could adversely affect our cash flow, results of operations and the availability of capital resources.  In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control.  Downward adjustments to our estimated proved reserves could require us to impair the carrying value of our oil and gas properties, which would reduce our earnings and our stockholders’ equity.

The present value of proved reserves will not necessarily equal the current fair market value of our estimated oil and gas reserves.  In accordance with the new reserve reporting requirements of the SEC, we are required to establish economic production for reserves on an average historical price.  Actual future prices and costs may be materially higher or lower than those required by the SEC.  The timing of both the production and expenses with respect to the development and production of oil and gas properties will affect the timing of future net cash flows from proved reserves and their present value.

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

Our producing properties are largely concentrated in two major geographic areas, the Permian Basin in West Texas and Southeastern New Mexico and the Giddings Area in East Central Texas. Concentrations of reserves in limited geographic areas may disproportionately expose us to operational, regulatory and geological risks.

Our core producing properties are geographically concentrated in the Permian Basin of West Texas and Southeastern New Mexico and the Giddings Area in East Central Texas.  As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, or interruption of the processing or transportation of oil, natural gas or natural gas liquids.

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

We have assigned proved undeveloped reserves to certain of our drilling locations as an estimation of our future multi-year development activities on our existing acreage.  These identified locations represent a significant part of our growth strategy. At December 31, 2011, our estimated proved undeveloped reserves were 39% of total estimated proved reserves.  Our ability to drill and develop these locations depends on a number of uncertainties, including (1) our ability to timely drill wells on lands subject to complex development terms and circumstances; (2) the availability of capital, equipment, services and personnel; (3) seasonal conditions; (4) regulatory and third-party approvals; (5) oil and natural gas prices; and (6) drilling and recompletion costs and results. Because of these uncertainties, we may defer drilling on, or never drill, some or all of these potential locations.  If we defer drilling more than five years from the date proved undeveloped reserves were first assigned to a drilling location, we may be required under SEC guidelines to downgrade the category of the applicable reserves from proved undeveloped to probable.  Any reclassification of reserves from proved to unproved could reduce our ability to borrow money and could reduce the value of our debt and equity securities.

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

Our initial reserve estimates for acquired properties may be inaccurate. Downward adjustments to our estimated proved reserves, including reserves added through acquisitions, could require us to write-down the carrying value of our oil and gas properties, which would reduce our earnings and our stockholders’ equity.

Our failure to integrate acquired properties successfully into our existing business could result in our incurring unanticipated expenses and losses.  In addition, we may have to assume cleanup or reclamation obligations or other unanticipated liabilities in connection with these acquisitions.  The scope and cost of these obligations may ultimately be materially greater than estimated at the time of the acquisition.

The process of integrating acquired properties into our existing business may result in unforeseen operating difficulties and may require significant management attention and financial resources that would otherwise be available for the ongoing development or expansion of our existing business.

We may not be insured against all of the operating hazards to which our business is exposed.

Our operations are subject to the usual hazards incident to the drilling and production of oil and gas, such as windstorms, lightning strikes, blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids (including fluids used in hydraulic fracturing activities), fires, severe weather and pollution and other environmental risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, clean-up responsibilities, regulatory investigation and penalties, and suspension of operations, all of which could result in a substantial loss. We maintain insurance against some, but not all, of the risks described above. Such insurance may not be adequate to cover losses or liabilities. Also, we cannot give assurance of the continued availability of insurance at premium levels that justify its purchase.

Our business depends on oil and natural gas transportation facilities, most of which are owned by others.

The marketability of our oil and natural gas production depends in large part on the availability, proximity and capacity of pipeline systems owned by third parties. The unavailability of or lack of available capacity on these systems could result in the shut-in of producing wells or the delay or discontinuance of drilling plans for properties. Although we have some contractual control over the transportation of our product, material changes in these business relationships could materially affect our operations. Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines, maintenance and repair and general economic conditions could adversely affect our ability to produce, gather and transport oil and natural gas.

Future shortages of available drilling rigs, equipment and personnel may delay or restrict our operations.

The oil and natural gas industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies and personnel. During these periods, the costs and delivery times of drilling rigs, equipment and supplies are substantially greater. In addition, demand for, and wage rates of, qualified drilling rig crews rise with increases in the number of active rigs in service. Shortages of drilling rigs, equipment, supplies or personnel may increase drilling costs or delay or restrict our exploration and development operations, which in turn could impair our financial condition and results of operations.

Market conditions or operational impediments may hinder our access to oil and natural gas markets or delay our production.

Market conditions or the unavailability of satisfactory oil and natural gas processing or transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas, the proximity of reserves to pipelines and terminal facilities, competition for such facilities and the inability of such facilities to gather, transport or process our production due to shutdowns or curtailments arising from mechanical, operational or weather related matters, including hurricanes and other severe weather conditions. Our ability to market our production depends in substantial part on the availability and capacity of gathering and transportation systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms could adversely effect our business, financial condition and results of operations. We may be required to shut-in or otherwise curtail production from wells due to lack of a market or inadequacy or unavailability of oil, natural gas liquids or natural gas pipeline or gathering, transportation or processing capacity. If that were to occur, then we would be unable to realize revenue from those wells until suitable arrangements were made to market our production.

Because we have no current plans to pay dividends on our Common Stock, investors must look solely to stock appreciation for a return on their investment in us.

We have never paid any cash dividends on our Common Stock and our Board does not currently anticipate paying any cash dividends to our stockholders in the foreseeable future.  We currently intend to retain all future earnings to fund the development and growth of our business.  Any payment of future dividends will be at the discretion of our Board and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our Board deems relevant.  Covenants contained in our revolving credit facility and the Indenture restrict the payment of dividends.  Investors must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our Common Stock.

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

Clayton W. Williams, Jr. beneficially owns, either individually or through his affiliates, approximately 26% of the outstanding shares of our Common Stock. Mr. Williams is also our Chairman of the Board, President and Chief Executive Officer.  As a result, Mr. Williams has significant influence in matters voted on by our shareholders, including the election of our Board members, and in all other facets of our business, including both our business strategy and daily operations.

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

Under the EP Act 2005, the FERC has civil penalty authority under the NGA to impose penalties for current violations of up to $1 million per day for each violation and disgorgement of profits associated with any violation. While our natural gas operations have not been regulated by the FERC under the NGA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional entities to FERC annual reporting.  Additional rules and legislation pertaining to those and other matters may be considered or adopted by the FERC from time to time. Failure to comply with those regulations in the future could subject us to civil penalty liability.

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

We have incurred expenses in connection with environmental compliance, and we anticipate that we will continue to do so in the future.  Failure to comply with extensive applicable environmental laws and regulations could result in significant civil or criminal penalties and remediation costs, as well as the issuance of administrative or judicial orders limiting operations or prohibiting certain activities.  Some of our properties, including properties in which we have an ownership interest but no operating control, may be affected by environmental contamination that may require investigation or remediation.  Some of our operations are located in environmentally sensitive environments, such as coastal waters, wetlands and other protected areas.  Some of our operations are in areas particularly susceptible to damage by hurricanes or other destructive storms, which could result in damage to facilities and discharge of pollutants.  In addition, claims are sometimes made or threatened against companies engaged in oil and gas exploration and production by owners of surface estates, adjoining properties or others alleging damage resulting from environmental contamination and other incidents of operation, and such claims have been asserted against us as well as companies we have acquired.  Compliance with, and liabilities for remediation under, these laws and regulations, and liabilities concerning contamination or hazardous materials, may adversely affect our business, financial condition and results of operations.

Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of proposed legislation.

Legislation has been proposed that would, if enacted into law, make significant changes to U.S. federal income tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies.  These changes include, but are not limited to (1) the repeal of the percentage depletion allowance for oil and natural gas properties, (2) the elimination of current deductions for intangible drilling and development costs, (3) the elimination of the deduction for certain domestic production activities, and (4) an extension of the amortization period for certain geological and geophysical expenditures.  It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective.  The passage of this legislation or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could negatively impact the value of an investment in our Common Stock.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the crude oil and natural gas that we produce.

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes.  Based on these findings, the EPA recently adopted two sets of rules regulating greenhouse gas emissions under the Clean Air Act, one of which requires a reduction in emissions of greenhouse gases from motor vehicles and the other of which regulates emissions of greenhouse gases from certain large stationary sources, effective January 2, 2011.  The EPA’s rules relating to emissions of greenhouse gases from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA from implementing, or requiring state environmental agencies to implement, the rules.  The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including certain onshore oil and natural gas production facilities, on an annual basis, beginning in 2012 for emissions occurring after January 1, 2011.

In addition, the United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs.  Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.

The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produced.  Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

Derivatives legislation enacted by the U.S. Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of risks associated with our business.

The U.S. Congress adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market.  The new legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), was signed into law by the President on July 21, 2010 and requires the CFTC and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment.  In its rulemaking under the Act, the CFTC has proposed regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents.  Certain bona fide hedging transactions or positions would be exempt from these position limits.  It is not possible at this time to predict when the CFTC will finalize these regulations.  The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivatives activities, although the application of those provisions to us is uncertain at this time.  The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty.  The new legislation and any new regulations could significantly increase the cost of derivatives contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts and increase our exposure to less creditworthy counterparties.  If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures.  Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas.  Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices.  Any of these consequences could have a material, adverse effect on us, our financial condition, and our results of operations.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations.  The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production.  We commonly use hydraulic fracturing as part of our operations.  Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel.  In addition, legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and to require disclosure of the chemicals used in the hydraulic fracturing process.  At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices.  The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices.  The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with initial results expected to be available by late 2012 and final results by 2014.  Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by 2014.  Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing.  These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms, and could ultimately make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business.

Our operations are substantially dependent on the availability of water. Restrictions on our ability to obtain water may have an adverse effect on our financial condition, results of operations and cash flows.

Water is an essential component of both the drilling and hydraulic fracturing processes. Historically, we have been able to purchase water from various sources for use in our operations. During 2011, West Texas and Southeastern New Mexico experienced the lowest inflows of water in recent history. As a result of this severe drought, some local water districts may begin restricting the use of water subject to their jurisdiction for drilling and hydraulic fracturing in order to protect the local water supply. If we are unable to obtain water to use in our operations from local sources, we may be unable to economically produce oil and natural gas, which could have an adverse effect on our financial condition, results of operations and cash flows.

A terrorist attack, anti-terrorist efforts or other armed conflict could adversely affect our business by decreasing our revenues and increasing our costs.

A terrorist attack, anti-terrorist efforts or other armed conflict involving the United States may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. If any of these events occur or escalate, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our services and causing a decrease in our revenues. Oil and natural gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if significant infrastructure or facilities used for the production, transportation, processing or marketing of oil and natural gas production are destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

Recently proposed rules regulating air emissions from oil and gas operations could cause us to incur increased capital expenditures and operating costs

On July 28, 2011, the EPA proposed rules that would establish new air emission controls for oil and natural gas production and natural gas processing operations.  Specifically, the EPA’s proposed rule package includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities.  The EPA’s proposal would require the reduction of VOC emissions from oil and natural gas production facilities by mandating the use of “green completions” for hydraulic fracturing, which requires the operator to recover rather than vent the gas and natural gas liquids that come to the surface during completion of the fracturing process.  The proposed rules also would establish specific requirements regarding emissions from compressors, dehydrators, storage tanks, and other production equipment.  In addition, the rules would establish new leak detection requirements for natural gas processing plants.  The EPA is currently considering public comments submitted on the proposed rules and has indicated that it expects to take final action on the proposed rules by April 3, 2012.  If finalized, these rules could require a number of modifications to our operations including the installation of new equipment.  Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely affect our business.

Item 1B -                    Unresolved Staff Comments

Not applicable.

Item 2 -                             Properties

Our properties consist primarily of oil and gas wells and our ownership in leasehold acreage, both developed and undeveloped.  At December 31, 2011, we had interests in 6,830 gross (1,098.9 net) oil and gas wells and owned leasehold interests in approximately 775,000 gross (387,000 net) undeveloped acres.

Reserves

The following table sets forth our estimated quantities of proved reserves as of December 31, 2011, all of which are located within the United States.

	Proved Reserves(a)
		Natural	Total Oil
	Oil(b)	Gas	Equivalents(c)
Reserve Category	(MBbls)	(MMcf)	(MBOE)

Developed	28,962	61,811	39,264
Undeveloped	20,574	27,065	25,085
Total Proved	49,536	88,876	64,349

(a)         None of our oil and gas reserves are derived from non-traditional sources.

(b)         Oil reserves include crude oil, condensate and natural gas liquids.

(c)          Natural gas reserves have been converted to oil equivalents at the ratio of six Mcf of gas to one Bbl of oil.

The present value of future net cash flows from proved reserves, before deductions for estimated future income taxes and asset retirement obligations, discounted at 10% (“PV-10 Value”), totaled $1.4 billion at December 31, 2011.  The commodity prices used to estimate proved reserves and their related PV-10 Value at December 31, 2011 were based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period from January 2011 through December 2011.  The benchmark averages for 2011 were $96.19 per barrel of oil and NGL and $4.12 per MMBtu of natural gas.  These benchmark average prices were further adjusted for quality, energy content, transportation fees and other price differentials specific to our properties, resulting in an average adjusted price of $87.61 per barrel of oil and NGL and $5.31 per Mcf of natural gas over the remaining life of our proved reserves.  Operating costs were not escalated.

PV-10 Value is not a generally accepted accounting principle (“GAAP”) financial measure, but we believe it is useful as a supplemental disclosure to the standardized measure of discounted future net cash flows presented in our consolidated financial statements.  To compute our standardized measure of discounted future net cash flows at December 31, 2011, we began with the PV-10 Value of our proved reserves and deducted the present value of estimated future income taxes of $407.4 million and net abandonment costs of $29.5 million, discounted at 10%.  At December 31, 2011, our standardized measure of discounted future net cash flows totaled $938.5 million.  While the standardized measure of discounted future net cash flows is dependent on the unique tax situation of each company, the PV-10 value of proved reserves is based on prices and discount factors that are consistent for all companies and can be used within the industry and by securities analysts to evaluate proved reserves on a more comparable basis.

The following table summarizes certain information as of December 31, 2011 regarding our estimated proved reserves in each of our principal producing areas.

						Percent
	Proved Reserves				PV-10	of PV-10
		Natural	Total Oil	Percent of	Value of	Value of
	Oil(a)	Gas	Equivalents(b)	Total Oil	Proved	Proved
	(MBbls)	(MMcf)	(MBOE)	Equivalent	Reserves	Reserves
					(In thousands)

Permian Basin Area:
West Texas Andrews	17,267	15,294	19,816	30.8%	$352,006	25.6%
West Texas Reeves	7,519	6,887	8,667	13.5%	170,977	12.4%
Other	14,975	47,255	22,851	35.5%	483,219	35.1%
Giddings Area:
Austin Chalk/Eagle Ford Shale	9,214	6,271	10,259	15.9%	319,188	23.2%
Cotton Valley Reef Complex	—	6,059	1,010	1.6%	8,224	0.6%
South Louisiana	334	4,846	1,142	1.8%	32,338	2.4%
Other	227	2,264	604	0.9%	9,508	0.7%
Total	49,536	88,876	64,349	100.0%	$1,375,460	100.0%

(a)               Oil reserves include crude oil, condensate and natural gas liquids.

(b)               Natural gas reserves have been converted to oil equivalents at the ratio of six Mcf of gas to one Bbl of oil.

The following table summarizes changes in our estimated proved reserves during 2011.

Proved
Reserves
(MBOE)
As of December 31, 2010	51,065
Extensions and discoveries	20,881
Revisions	(2,007)
Sales of minerals-in-place	(156)
Production	(5,434)
As of December 31, 2011	64,349

Extensions and discoveries.  Extensions and discoveries in 2011 added 20,881 MBOE of proved reserves, replacing 384% of our 2011 production.  These additions resulted primarily from our Reeves County and Andrews County drilling programs in the Permian Basin.  Of the total reserve additions, proved developed reserves accounted for 7,243 MBOE, while the remaining 13,638 MBOE were proved undeveloped reserves.

Revisions.  Net downward revisions of 2,007 MBOE consisted of downward revisions of 6,979 MBOE related to performance and upward revisions of 4,972 MBOE related to pricing.  Upward revisions of 4,972 MBOE were attributable to the effects of higher product prices on the estimated quantities of proved reserves.  Downward performance revisions related primarily to the Permian Basin and included the reclassification of 1,190 MBOE of Permian Basin reserves from proved undeveloped to probable.

Sales of minerals-in-place.  In December 2011, we sold our interests in certain properties located in South Louisiana resulting in a decrease of 156 MBOE.

The following table summarizes changes in our estimated proved undeveloped reserves during 2011.

Proved
Undeveloped
Reserves
(MBOE)
As of December 31, 2010	16,593
Extensions and discoveries	13,638
Revisions	(1,463)
Reclassified to proved developed	(3,683)
As of December 31, 2011	25,085

We added 13,638 MBOE of proved undeveloped reserves from extensions and discoveries related to Permian Basin and Giddings Area drilling locations, including 2,132 MBOE of upgrades from probable to proved undeveloped.  Downward revisions of 1,463 MBOE resulted primarily from the reclassification of 1,190 MBOE of Permian Basin reserves from undeveloped to probable in accordance with SEC standards that require proved undeveloped reserves to be developed within five years from their date or origin. We also converted 3,683 MBOE of proved undeveloped reserves at December 31, 2011 to proved developed reserves during 2011 at a cost of approximately $68.6 million.  We expect to develop approximately 63% of our proved undeveloped reserves in 2012 at a cost of approximately $175.5 million.

Alternative Pricing Cases

In addition to the estimated proved reserves disclosed above in accordance with the commodities pricing required by the new reserves rule (“SEC Case”), the following table compares certain information regarding our SEC proved reserves to a Futures Pricing Case.

	Proved Reserves
		Natural	Total Oil
	Oil(a)	Gas	Equivalents(b)
Pricing Cases	(MBbls)	(MMcf)	(MBOE)	PV-10 Value
				(In thousands)
SEC Case	49,536	88,876	64,349	$1,375,460
Futures Pricing Case	46,794	84,550	60,886	$1,262,020

(a)               Oil reserves include crude oil, condensate and natural gas liquids.

(b)               Natural gas reserves have been converted to oil equivalents at the ratio of six Mcf of gas to one Bbl of oil.

Futures Pricing Case.  The Futures Pricing Case discloses our estimated proved reserves using future market-based commodities prices instead of the average historical prices used in the SEC Case.  Under the Futures Pricing Case, we used futures prices, as quoted on the NYMEX on December 31, 2011, as benchmark prices for 2012 through 2016, and continued to use the 2016 futures price for all subsequent years.  These benchmark prices were further adjusted for quality, energy content, transportation fees and other price differentials specific to our properties, resulting in an average adjusted price of $83.69 per Bbl of oil and NGLs and $5.83 per Mcf of natural gas over the remaining life of the proved reserves.

Reserve Estimation Procedures

Overview

We have established a system of internal controls over our reserve estimation process, which we believe provides us reasonable assurance that reserve estimates have been prepared in accordance with SEC and Financial Accounting Standards Board (“FASB”) standards.  These controls include oversight by trained technical personnel employed by us and by the use of qualified independent petroleum engineers to evaluate our proved reserves on an annual basis.  Substantially all of our estimated proved reserves as of December 31, 2011 were derived from engineering evaluation reports prepared by Williamson Petroleum Consultants, Inc. (“Williamson”) and Ryder Scott Company, L.P. (“Ryder Scott”).  Of our total SEC Case estimated proved reserves, Williamson evaluated 70.5% and Ryder Scott evaluated 29.2% on a BOE basis.

Qualifications of Technical Manager and Consultants

Ron D. Gasser, our Engineering Manager, is the person within our Company who is primarily responsible for overseeing the preparation of the reserve estimates.  Mr. Gasser joined our Company in 2002 as a Senior Engineer working on acquisitions/divestitures and special projects and was promoted to his current position as Engineering Manager in 2006.  Mr. Gasser has 29 years experience as a petroleum engineer, including 26 years directly involved in the estimation and evaluation of oil and gas reserves.  Mr. Gasser holds a Bachelor of Science degree in Petroleum Engineering from Texas Tech University.  He is a Registered Professional Engineer in the State of Texas and is a member of the Society of Petroleum Engineers.

Williamson is an independent petroleum engineering consulting firm registered in the State of Texas, and John D. Savage, Executive Vice President — Engineering Manager of Williamson, is the technical person primarily responsible for evaluating the proved reserves covered by their report.  Mr. Savage has 30 years experience in evaluating oil and gas reserves, including 28 years experience as a consulting reservoir engineer.  Mr. Savage holds a Bachelor of Science degree in Petroleum Engineering from Texas A&M University.  He is a Registered Professional Engineer in the State of Texas and is a member of the Society of Petroleum Engineers and the Society of Independent Professional Earth Scientists.

Ryder Scott is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over 70 years.  William K. Fry, Vice President of Ryder Scott, is the technical person primarily responsible for evaluating the proved reserves covered by their report.  Mr. Fry has over 30 years of experience in the estimation and evaluation of petroleum reserves.  Mr. Fry holds a Bachelor of Science degree in Mechanical Engineering from Kansas State University.  He is a Registered Professional Engineer in the State of Texas.

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

About 98% of our additions to proved reserves in 2011 were derived from wells drilled in the Permian Basin and the Giddings Area.  A significant amount of technological data is available in these areas, which allows us to estimate with reasonable certainty the proved reserves and production decline rates attributable to most of our reserve additions through analogy to historical performance from wells in the same reservoirs.  None of our additions to proved reserves for 2011 were estimated solely on volumetric calculations.

Processes and Controls

Mr. Gasser and his engineering staff maintain a reserves database covering substantially all of our oil and gas properties utilizing AriesTM, a widely-used reserves and economics software package licensed by a unit of Halliburton Company.  Some of our properties are not evaluated since they are individually and collectively insignificant to our total proved reserves and related PV-10 Value.  Our engineering staff assimilates all technological and operational data necessary to evaluate our reserves and updates the reserves database throughout the year.  Technological data is described above under “Technology Used to Establish Proved Reserves.”  Operational data includes ownership interests, product prices, operating expenses and future development costs.

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

Although we believe that the estimates of reserves prepared by our engineering staff have been prepared in accordance with professional engineering standards consistent with SEC and FASB guidelines, we engage independent petroleum engineering consultants to prepare annual evaluations of our estimated reserves.  After Mr. Gasser and our engineering staff have made an internal evaluation of our estimated reserves, we provide copies of the AriesTM reserves database to Ryder Scott as it relates to properties owned by Southwest Royalties, Inc., one of our wholly owned subsidiaries, and to Williamson as it relates to properties owned by CWEI and Warrior Gas Company, another of our wholly owned subsidiaries.  In addition, we provide to the consultants for their analysis all pertinent data needed to properly evaluate our reserves.  The services provided by Williamson and Ryder Scott are not audits of our reserves but instead consist of complete engineering evaluations of the respective properties.  For more information about the evaluations performed by Williamson and Ryder Scott, see copies of their respective reports filed as exhibits to this Form 10-K.

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

The final reserve estimates are then analyzed by our financial accounting group under the direction of Michael L. Pollard, our Senior Vice President and Chief Financial Officer.  The group reconciles changes in reserve estimates during the year by source, consisting of changes due to extensions and discoveries, purchases/sales of mineral-in-place, revisions of previous estimates and production.  Revisions of previous estimates are further analyzed by changes related to pricing and changes related to performance.  All material fluctuations in reserve quantities identified through this analysis are discussed with Mr. Gasser.  Although unlikely, if an error in the estimated reserves is discovered through this review process, Mr. Gasser will submit the facts related to the error to the appropriate consultant for correction prior to the public release of the estimated reserves.

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

Delivery Commitments

As of December 31, 2011, we had no commitments to provide fixed and determinable quantities of oil or natural gas in the near future under contracts or agreements, other than through customary marketing arrangements which require us to nominate estimated volumes of natural gas production for sale during periods of one month or less.

Exploration and Development Activities

We drilled, or participated in the drilling of, the following numbers of wells during the periods indicated.

	Year Ended December 31,
	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
	(Excludes wells in progress at the end of any period)
Development Wells:
Oil	156	111.6	136	110.7	58	49.5
Gas	3.2		1.5		11	5.4
Dry	—	—	3	1.3	1	1.0
Total	159	111.8	140	112.5	70	55.9

Exploratory Wells:
Oil	5	1.4	2	2.0	1.2
Gas	2.7		—	—	1.1
Dry	3	1.5	2.5		6	4.4
Total	10	3.6	4	2.5	8	4.7

Total Wells:
Oil	161	113.0	138	112.7	59	49.7
Gas	5.9		1.5		12	5.5
Dry	3	1.5	5	1.8	7	5.4
Total	169	115.4	144	115.0	78	60.6

The information contained in the foregoing table should not be considered indicative of future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by us.

Productive Well Summary

The following table sets forth certain information regarding our ownership, as of December 31, 2011, of productive wells in the areas indicated.

	Oil		Gas		Total
	Gross	Net	Gross	Net	Gross	Net

Permian Basin	5,659	675.0	723	92.6	6,382	767.6
Giddings Area:
Austin Chalk	352	285.2	24	13.5	376	298.7
Deep Bossier	—	—	2	1.7	2	1.7
Cotton Valley Reef Complex	—	—	13	10.6	13	10.6
South Louisiana	8	4.4	9	4.0	17	8.4
Other	14	1.9	26	10.0	40	11.9
Total	6,033	966.5	797	132.4	6,830	1,098.9

Volumes, Prices and Production Costs

All of our oil and gas properties are located in one geographical area, specifically the United States.  The following table sets forth certain information regarding the production volumes of, average sales prices received from, and average production costs associated with all of our sales of oil and gas production for the periods indicated.

	Year Ended December 31,
	2011	2010	2009

Oil and Gas Production Data:
Oil (MBbls)	3,727	3,375	2,865
Gas (MMcf)	8,594	10,750	15,949
Natural gas liquids (MBbls)	275	292	240
Total (MBOE)	5,434	5,459	5,763

Average Realized Prices(a):
Oil ($/Bbl)	$92.43	$76.44	$57.37
Gas ($/Mcf)	$5.30	$5.17	$4.35
Natural gas liquids ($/Bbl)	$53.37	$42.47	$30.83

Average Production Costs:
Production ($/MBOE)(b)	$13.07	$10.71	$9.82

(a)               No derivatives were designated as cash flow hedges in the table above.  All gains or losses on settled derivatives were included in other income (expense) - gain (loss) on derivatives.

(b)               Excludes property taxes and severance taxes.

Only two fields, the Giddings field (Austin Chalk) in the Giddings Area and the Spraberry Trend field in the Permian Basin, accounted for 15% or more of our total proved reserves (on a BOE basis) as of December 31, 2011.  The following table discloses our oil, gas and natural gas liquids production from these fields for the periods indicated.

	Year Ended December 31,
	2011	2010	2009

Oil and Gas Production Data:

Giddings Field
Oil (MBbls)	1,191	1,012	963
Gas (MMcf)	679	694	773
Natural gas liquids (MBbls)	73	78	94
Total (MBOE)	1,377	1,206	1,186

Spraberry Trend Field
Oil (MBbls)	972	671	148
Gas (MMcf)	355	304	72
Natural gas liquids (MBbls)	97	94	13
Total (MBOE)	1,128	816	173

Development, Exploration and Acquisition Expenditures

The following table sets forth certain information regarding the costs we incurred in our development, exploration and acquisition activities during the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)

Property Acquisitions:
Proved	$—	$9,556	$—
Unproved	61,236	29,680	12,558
Developmental Costs	328,418	238,197	86,672
Exploratory Costs	27,425	7,528	32,758
Total	$417,079	$284,961	$131,988

Acreage

The following table sets forth certain information regarding our developed and undeveloped leasehold acreage as of December 31, 2011 in the areas indicated.  This table excludes options to acquire leases and acreage in which our interest is limited to royalty, overriding royalty and similar interests.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net

Permian Basin	49,528	34,512	308,366	137,462	357,894	171,974
Giddings Area	153,741	132,164	172,220	110,081	325,961	242,245
Other(a)	20,251	8,924	294,460	139,018	314,711	147,942
Total	223,520	175,600	775,046	386,561	998,566	562,161

(a)         Net undeveloped acres are attributable to the following areas:  Utah — 44,591; Colorado — 28,336; Mississippi — 26,750; Louisiana — 10,336 and Other — 29,005.

The following table sets forth expiration dates of the leases of our gross and net undeveloped acres as of December 31, 2011.

	Acres Expiring(a)
	2012		2013		2014
	Gross	Net	Gross	Net	Gross	Net
Permian Basin	10,242	5,548	32,000	21,895	51,914	26,792
Giddings Area	75,334	31,469	40,596	35,359	21,001	19,165
Other	41,403	31,667	19,881	14,962	17,750	16,130
	126,979	68,684	92,477	72,216	90,665	62,087

(a)         Acres expiring are based on contractual lease maturities.  We may extend the leases prior to their expiration based upon planned activities or for other business activities.

Desta Drilling

Through Desta Drilling, we currently operate 14 drilling rigs, two of which we lease under long-term contracts.  The Desta Drilling rigs are primarily reserved for our use, but are available to conduct contract drilling operations for third parties from time to time.  We were using nine of our rigs to drill wells in our developmental drilling programs, three rigs were working for third parties and the remaining two rigs were being refurbished or upgraded as of February 27, 2012.

Offices

We lease from a related partnership approximately 85,000 square feet of office space in Midland, Texas for our corporate headquarters.  We also lease approximately 7,600 square feet of office space in Houston, Texas from unaffiliated third parties.

Item 3 -          Legal Proceedings

We are a defendant in several lawsuits that have arisen in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect any of these to have a material adverse effect on our consolidated financial condition or results of operations.

Item 4 -          Mine Safety Disclosures

Not applicable.

PART II

Item 5 -                             Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our Common Stock is quoted on the Nasdaq Stock Market’s Global Market under the symbol “CWEI”.  As of February 16, 2012, there were approximately 2,870 beneficial stockholders as reflected in security position listings.  The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock, as reported on the Nasdaq Stock Market’s Global Market:

	High	Low
Year Ended December 31, 2011:
Fourth Quarter	$85.83	$34.50
Third Quarter	76.01	42.73
Second Quarter	109.45	53.55
First Quarter	106.60	75.55

Year Ended December 31, 2010:
Fourth Quarter	$84.77	$48.62
Third Quarter	52.09	37.83
Second Quarter	54.50	35.07
First Quarter	41.75	32.34

The closing price of our Common Stock at February 27, 2012 was $95.88 per share.

Dividend Policy

We have never paid any cash dividends on our Common Stock, and our Board does not currently anticipate paying any cash dividends to our stockholders in the foreseeable future.  In addition, the terms of our revolving credit facility and the Indenture restrict the payment of cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

For information concerning shares available for issuance under equity compensation plans, see Part III “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), which is to be incorporated by reference to our definitive proxy statement.

Item 6 -          Selected Financial Data

The following table sets forth selected consolidated financial data for CWEI as of the dates and for the periods indicated.  The consolidated financial data for each of the years in the five-year period ended December 31, 2011 was derived from our audited financial statements.  The data set forth in this table should be read in conjunction with Part II “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying consolidated financial statements, including the notes thereto.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share)
Statement of Operations Data:
Revenues:
Oil and gas sales	$405,216	$326,320	$242,338	$463,964	$316,992
Natural gas services	1,408	1,631	6,146	10,926	10,230
Drilling rig services	4,060	—	6,681	46,124	52,649
Gain on sales of assets	15,744	3,680	796	44,503	14,024
Total revenues	426,428	331,631	255,961	565,517	393,895
Costs and expenses:
Production	101,099	83,146	76,288	89,054	75,319
Exploration:
Abandonment and impairments	20,840	9,074	78,798	80,112	68,870
Seismic and other	5,363	6,046	8,189	22,685	4,765
Natural gas services	1,039	1,209	5,348	10,060	9,745
Drilling rig services	5,064	1,198	10,848	37,789	32,964
Depreciation, depletion and amortization	104,880	101,145	129,658	120,542	84,476
Impairment of property and equipment	10,355	11,908	59,140	12,882	12,137
Accretion of asset retirement obligations	2,757	2,623	3,120	2,355	2,508
General and administrative	41,560	35,588	20,715	25,635	19,266
Loss on sales of assets and impairment of inventory	1,666	1,750	5,282	2,122	9,815
Total costs and expenses	294,623	253,687	397,386	403,236	319,865
Operating income (loss)	131,805	77,944	(141,425)	162,281	74,030
Other income (expense):
Interest expense	(32,919)	(24,402)	(23,758)	(24,994)	(32,118)
Loss on early extinguishment of long-term debt	(5,501)	—	—	—	—
Gain (loss) on derivatives	47,027	722	(17,416)	74,743	(31,968)
Other income	5,553	3,308	2,543	6,539	5,355
Total other income (expense)	14,160	(20,372)	(38,631)	56,288	(58,731)
Income (loss) before income taxes	145,965	57,572	(180,056)	218,569	15,299
Income tax (expense) benefit	(52,142)	(20,634)	64,096	(77,327)	(5,497)
NET INCOME (LOSS)	93,823	36,938	(115,960)	141,242	9,802
Less income attributable to noncontrolling interest, net of tax	—	—	(1,455)	(708)	(3,812)
NET INCOME (LOSS) attributable to Clayton Williams Energy, Inc.	$93,823	$36,938	$(117,415)	$140,534	$5,990
Net income (loss) per common share attributable to Clayton Williams Energy, Inc. stockholders:
Basic	$7.72	$3.04	$(9.67)	$11.78	$.53
Diluted	$7.71	$3.04	$(9.67)	$11.67	$.52
Weighted average common shares outstanding:
Basic	12,161	12,148	12,138	11,932	11,337
Diluted	12,162	12,148	12,138	12,039	11,494
Other Data:
Net cash provided by operating activities	$280,047	$208,251	$104,711	$381,980	$234,866

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Working capital (deficit)	$(13,287)	$(19,899)	$19,324	$2,607	$(76,388)
Total assets	1,226,271	890,917	784,604	943,409	861,096
Long-term debt	529,535	385,000	395,000	347,225	430,175
Stockholders’ equity	343,501	249,452	212,275	320,276	160,806

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

Overview

Throughout 2011, we continued our developmental drilling in two primary oil-prone regions, the Permian Basin and Giddings Area, where we have a significant inventory of developmental drilling opportunities.  We currently have seven of our drilling rigs working in Reeves County, Texas drilling Wolfbone wells.  We spent approximately $199.8 million in the Wolfbone area in Reeves County in 2011 on drilling, completion and leasing activities.  We currently plan to spend approximately $269.5 million in this area in 2012.  We currently have one of our drilling rigs working in Andrews County, Texas drilling Wolfberry wells.  We spent approximately $116.3 million related primarily for drilling and completing Wolfberry wells in Andrews County in 2011 and currently plan to spend approximately $37.2 million in this area in 2012.  Most of our drilling to date has been based on 80-acre spacing across our acreage position so that as much acreage as possible may be held by production.  In some areas of the field, we have begun drilling infill wells on 40-acre spacing and believe we have the potential to add more reserves through increasing densities to 20-acre spacing in the future.

We are continuing to exploit our extensive acreage position in the Giddings Area of East Central Texas.  While most of our drilling activities have been directed toward infill drilling of horizontal wells in the Austin Chalk formation, this area is also known for its reserve potential from other formations such as the Eagle Ford Shale, Buda, Georgetown, Cotton Valley, Deep Bossier and Taylor formations.  In 2011, we spent approximately $49.4 million on Austin Chalk/Eagle Ford Shale drilling and leasing activities.  We are currently working one of our drilling rigs in this area to drill horizontal wells in the Austin Chalk, and intermittently drilling single lateral horizontal wells in the Eagle Ford Shale.  In the fourth quarter of 2011, we drilled and completed the Hosek #1, a horizontal Eagle Ford Shale well, in Wilson County and plan to drill additional wells in 2012.  We currently plan to spend approximately $39.1 million on similar drilling activities in this area in 2012.

Key Factors to Consider

The following summarizes the key factors considered by management in the review of our financial condition and operating performance for 2011 and the outlook for 2012.

•                  Our oil and gas sales increased $78.9 million, or 24%, from 2010.  Price variances accounted for an increase of $63.8 million while, production variances accounted for the remaining $15.1 million increase.

•                  Our combined oil and gas production for 2011 was constant on a BOE basis to the comparable period in 2010.  Our oil production increased 10% compared to 2010 while gas production declined 20%.  On a comparable basis, after giving effect to the sale of properties in North Louisiana in June 2010, total oil and gas production in 2011 (on a BOE basis) was 4% higher than 2010.

•                  We recorded a $47 million net gain on derivatives in 2011, consisting of a $42.5 million realized gain on settled contracts and a $4.5 million non-cash unrealized gain for changes in mark-to-market valuations.  For fiscal 2010, we recorded a $722,000 net gain on derivatives, consisting of a $9.9 million realized gain on settled contracts and a $9.2 million non-cash unrealized loss for changes in mark-to-market valuations.  Since we do not presently designate our derivatives as cash flow hedges under applicable accounting standards, we recognize the full effect of changing prices on mark-to-market valuations as a current charge or credit to our results of operations.

•                  Production costs increased 22% from $83.1 million in 2010 to $101.1 million in 2011.  Production costs excluding production taxes, referred to as lifting costs, accounted for $14.7 million of the increase due to a combination of more producing wells and rising costs of field services, and production taxes accounted for the remaining $3.3 million of the increase due to higher oil and gas sales.

•                  Exploration expenses related to abandonments and impairments were $20.8 million in 2011 compared to $9.1 million in 2010.  The expense for 2011 includes a charge of $11.8 million for the abandonment and $5 million of leasehold impairments related to the abandonment of the Hamill Foundation #1, an exploratory well in Leon County, Texas targeting the Deep Bossier gas formation.

•                  Interest expense increased to $32.9 million in 2011 compared to $24.4 million in 2010 due primarily to the increase in the total aggregate principal amount of our 2019 Senior Notes from $225 million to $350 million.  We recorded a $5.5 million loss on early extinguishment of long-term debt consisting of a $2.8 million premium and a $2.7 million write-off of debt issuance costs related to the redemption of our 7¾% Senior Notes due 2013 (“2013 Senior Notes”) in 2011.

•                  Net gain on sales of assets and impairment of inventory was a $14.1 million gain in 2011 compared to net gain of $1.9 million in 2010.  In 2011, we sold two 2,000 horsepower drilling rigs and related equipment for a gain of $13.2 million.

•                  General and administrative (“G&A”) expenses for 2011 were $41.6 million compared to $35.6 million in 2010.  Non-cash employee compensation related to non-equity incentive plans totaled $12.9 million in 2011 versus $13.9 million in 2010.  Excluding non-cash employee compensation, general and administrative expenses increased to $28.7 million in 2011 versus $21.7 million in 2010 due to a combination of higher personnel costs and costs associated with the proposed merger with affiliated partnerships.

•                  Our estimated proved oil and gas reserves at December 31, 2011 were 64,349 MBOE compared to 51,065 MBOE at December 31, 2010.  In 2011, we added 20,881 MBOE through extensions and discoveries, had downward net revisions of 2,007 MBOE, and had sales of minerals-in-place of 156 MBOE (see Part II “Item 2 — Properties — Reserves”).

Proved Oil and Gas Reserves

The following table summarizes changes in our estimated proved reserves during 2011.

Proved
Reserves
(MBOE)
As of December 31, 2010	51,065
Extensions and discoveries	20,881
Revisions	(2,007)
Sales of minerals-in-place	(156)
Production	(5,434)
As of December 31, 2011	64,349

Extensions and discoveries.  Extensions and discoveries in 2011 added 20,881 MBOE of proved reserves, replacing 384% of our 2011 production.  These additions resulted primarily from our Reeves County and Andrews County drilling programs in the Permian Basin.  Of the total reserve additions, proved developed reserves accounted for 7,243 MBOE, while the remaining 13,638 MBOE were proved undeveloped reserves.

Revisions.  Net downward revisions of 2,007 MBOE consisted of downward revisions of 6,979 MBOE related to performance and upward revisions of 4,972 MBOE related to pricing.  Upward revisions of 4,972 MBOE were attributable to the effects of higher product prices on the estimated quantities of proved reserves.  Downward performance revisions related primarily to the Permian Basin and included the reclassification of 1,190 MBOE of Permian Basin reserves from proved undeveloped to probable.

Sales of minerals-in-place.  In December 2011, we sold our interests in certain properties located in South Louisiana resulting in a decrease of 156 MBOE.

The following table summarizes changes in our estimated proved undeveloped reserves during 2011.

Proved
Undeveloped
Reserves
(MBOE)
As of December 31, 2010	16,593
Extensions and discoveries	13,638
Revisions	(1,463)
Reclassified to proved developed	(3,683)
As of December 31, 2011	25,085

We added 13,638 MBOE of proved undeveloped reserves from extensions and discoveries related to Permian Basin and Giddings Area drilling locations, including 2,132 MBOE of upgrades from probable to proved undeveloped.  Downward revisions of 1,463 MBOE resulted primarily from the reclassification of 1,190 MBOE of Permian Basin reserves from undeveloped to probable in accordance with SEC standards that require proved undeveloped reserves to be developed within five years from their date of origin.  We also converted 3,683 MBOE of proved undeveloped reserves at December 31, 2011 to proved developed reserves during 2011 at a cost of approximately $68.6 million.  We expect to develop approximately 63% of our proved undeveloped reserves in 2012 at a cost of approximately $175.5 million.

Supplemental Information

The following unaudited information is intended to supplement the consolidated financial statements included in this Form 10-K with data that is not readily available from those statements.

		As of or for the Year Ended December 31,
		2011	2010	2009
	Oil and Gas Production Data:
	Oil (MBbls)	3,727	3,375	2,865
	Gas (MMcf)	8,594	10,750	15,949
	Natural gas liquids (MBbls)	275	292	240
	Total (MBOE)	5,434	5,459	5,763
	Average Realized Prices(a):
	Oil ($/Bbl)	$92.43	$76.44	$57.37
	Gas ($/Mcf)	$5.30	$5.17	$4.35
	Natural gas liquids ($/Bbl)	$53.37	$42.47	$30.83
	Gain (Loss) on Settled Derivative Contracts(a):
	($ in thousands, except per unit)
Oil:	Net realized gain (loss)	$23,354	$(7,685)	$(25,713)
	Per unit produced ($/Bbl)	$6.27	$(2.28)	$(8.97)
Gas:	Net realized gain	$19,167	$17,560	$9,777
	Per unit produced ($/Mcf)	$2.23	$1.63	$.61

	Average Daily Production:
	Oil (Bbls):
	Permian Basin Area:
	West Texas Andrews	2,643	1,806	356
	West Texas Reeves	202	—	—
	Other	3,417	3,795	3,786
	Austin Chalk/Eagle Ford Shale	3,477	2,944	2,734
	South Louisiana	399	559	649
	Other	73	143	324
	Total	10,211	9,247	7,849
	Gas (Mcf):
	Permian Basin Area:
	West Texas Andrews	1,038	834	168
	Other	11,266	12,834	14,571
	Giddings Area:
	Austin Chalk/Eagle Ford Shale	2,142	2,179	2,485
	Cotton Valley Reef Complex	3,021	3,599	3,960
	South Louisiana	4,970	5,265	9,851
	Other	1,108	4,741	12,661
	Total	23,545	29,452	43,696
	Natural Gas Liquids (Bbls):
	Permian Basin Area:
	West Texas Andrews	237	240	26
	Other	224	200	215
	Austin Chalk/Eagle Ford Shale	212	237	288
	South Louisiana	50	89	98
	Other	30	34	31
	Total	753	800	658

	Total Proved Reserves:
	Oil and natural gas liquids (MBbls)	49,536	37,815	20,953
	Gas (MMcf)	88,876	79,497	76,103
	Total (MBOE)	64,349	51,065	33,637
	Standardized measure of discounted future net cash flows	$938,512	$684,438	$364,273

	As of or for the Year Ended December 31,
	2011	2010	2009

Total Proved Reserves by Area:

Oil and Natural Gas Liquids (MBbls):
Permian Basin Area:
West Texas Andrews	17,267	13,957	977
West Texas Reeves	7,519	—	—
Other	14,975	13,671	12,348
Austin Chalk/Eagle Ford Shale	9,214	9,552	6,887
South Louisiana	334	423	243
Other	227	212	498
Total	49,536	37,815	20,953

Gas (MMcf):
Permian Basin Area:
West Texas Andrews	15,294	8,999	797
West Texas Reeves	6,887	—	—
Other	47,255	50,550	39,077
Giddings Area:
Austin Chalk/Eagle Ford Shale	6,271	5,620	5,131
Cotton Valley Reef Complex	6,059	5,235	5,981
South Louisiana	4,846	5,358	5,968
Other	2,264	3,735	19,149
Total	88,876	79,497	76,103

Total Oil Equivalent (MBOE):
Permian Basin Area:
West Texas Andrews	19,816	15,457	1,110
West Texas Reeves	8,667	—	—
Other	22,851	22,096	18,861
Giddings Area:
Austin Chalk/Eagle Ford Shale	10,259	10,489	7,742
Cotton Valley Reef Complex	1,010	873	997
South Louisiana	1,142	1,316	1,238
Other	604	834	3,689
Total	64,349	51,065	33,637

Exploration Costs (in thousands):
Abandonment and impairment costs:
North Louisiana	$—	$2,612	$9,716
South Louisiana	2,105	1,261	22,502
Permian Basin	673	18	3,484
Deep Bossier	16,771	2,522	30,200
Utah	399	1,929	11,111
Other	892	732	1,785
Total	20,840	9,074	78,798

Seismic and other	5,363	6,046	8,189
Total exploration costs	$26,203	$15,120	$86,987

Oil and Gas Costs ($/BOE Produced):
Production costs	$18.60	$15.23	$13.24
Production costs (excluding production taxes)	$14.79	$12.03	$10.79
Oil and gas depletion	$18.72	$18.09	$21.94

Net Wells Drilled(b):
Developmental wells	111.8	112.5	55.9
Exploratory wells	3.6	2.5	4.7

(a)              No derivatives were designated as cash flow hedges in the table above.  All gains or losses on settled derivatives were included in other income (expense) - gain (loss) on derivatives.

(b)              Excludes wells being drilled or completed at the end of each period.

Operating Results

2011 Compared to 2010

The following discussion compares our results for the year ended December 31, 2011 to the year ended December 31, 2010.  Unless otherwise indicated, references to 2011 and 2010 within this section refer to the respective annual periods.

Oil and gas operating results

Oil and gas sales in 2011 increased $78.9 million, or 24%, from 2010.  Price variances accounted for an increase of $63.8 million while production variances accounted for the remaining $15.1 million increase.  Although production in 2011 (on a BOE basis) remained constant compared to 2010 our production mix continued to move favorably from 67% oil and NGL’s in 2010 to 74% in 2011.  Oil production increased 10% in 2011 from 2010 while gas production decreased 20% in 2011 from 2010.  Most of the decrease in gas production from 2010 levels was attributed to a combination of normal production declines from existing wells and the loss of production related to the sale of certain properties in North Louisiana in June 2010.  In 2011, our realized oil price was 21% higher than 2010, and our realized gas price was 3% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, increased 22% to $101.1 million in 2011 as compared to $83.1 million in 2010.  Production costs (excluding production taxes), referred to as lifting costs, accounted for $14.7 million of the increase due to a combination of more producing wells and rising costs of field services, and production taxes accounted for the remaining $3.3 million of the increase due to higher oil and gas sales.

Oil and gas depletion expense increased $3 million from 2010 to 2011 due to a $3.4 million increase related to rate variances and a $400,000 decrease due to production variances.  On a BOE basis, depletion expense increased 3% to $18.72 per BOE in 2011 from $18.09 per BOE in 2010.  Depletion expense per BOE of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration and development activities result in higher finding costs.

We recorded a provision for impairment of property and equipment of $10.4 million during 2011 for certain non-core oil and gas properties in the Permian Basin and other non-core areas to reduce the carrying value of those properties to their estimated fair value.  During 2010, we recorded a $11.9 million impairment of property and equipment for certain non-core oil and gas properties in the Permian Basin and for certain non-operated wells in Wyoming to reduce the carrying value of those properties to their estimated fair value.

Exploration costs

Since we follow the successful efforts method of accounting, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2011, we charged to expense $26.2 million of exploration costs, as compared to $15.1 million in 2010.

Contract Drilling Services

We primarily utilize drilling rigs owned by Desta Drilling to drill wells in our exploration and development activities.  Drilling services revenues received by Desta Drilling, along with the related drilling services costs pertaining to the net interest owned by CWEI, have been eliminated in our consolidated statements of operations.

General and Administrative

G&A expenses increased $6 million from $35.6 million in 2010 to $41.6 million in 2011.  Non-cash employee compensation expense related to non-equity incentive plans was $12.9 million in 2011 compared to $13.9 million in 2010.  Excluding employee compensation related to non-equity incentive plans, G&A expenses increased from $21.7 million in 2010 to $28.7 million in 2011 due to a combination of factors including higher personnel costs and costs associated with the proposed merger with affiliated partnerships.

Interest expense

Interest expense increased 35% from $24.4 million in 2010 to $32.9 million in 2011 primarily due to a $21.6 million increase in interest expense related to the issuances in March and April 2011 of $350 million of our 2019 Senior Notes which was partially offset by a $12.1 million decrease as a result of our redemption of $143.2 million of our 2013 Senior Notes in March 2011 and the remaining $81.8 million of 2013 Senior Notes in August 2011.  Interest expense associated with our revolving credit facility declined by $2 million due primarily to decreased borrowings which declined from an average daily principal balance of $171.3 million in 2010 compared to $113.4 million in 2011.

Loss on early extinguishment of long-term debt

During the year, we redeemed $225 million in aggregate principal amount of 2013 Senior Notes in a tender offer in March 2011 and called the remaining balance of the 2013 Senior Notes in August 2011.  We recorded a $5.5 million loss on early extinguishment of long-term debt consisting of a $2.8 million premium and a $2.7 million write-off of debt issuance costs.

Gain/loss on derivatives

We did not designate any derivative contracts in 2011 or 2010 as cash flow hedges; therefore, all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  In 2011, we reported a $47 million net gain on derivatives, consisting of a $42.5 million realized gain on settled contracts and a $4.5 million non-cash unrealized gain to mark our derivative positions to their fair value at December 31, 2011.  In 2010, we reported a $722,000 net gain on derivatives, consisting of a $9.9 million realized gain on settled contracts and a $9.2 million non-cash unrealized loss to mark our derivative positions to their fair value at December 31, 2010.  Because oil and gas prices are volatile, and because we do not account for our derivatives as cash flow hedges, the effect of mark-to-market valuations on our gain/loss on derivatives can cause significant volatility in our results of operations.

Gain/loss on sales of assets and impairment of inventory

We recorded a net gain of $14.1 million on sales of assets and impairment of inventory compared to a net gain of $1.9 million in 2010.  The 2011 gain related primarily to the sale of our two 2,000 horsepower drilling rigs and related equipment for a $13.2 million gain. The 2010 gain related primarily to the sale of our interest in a non-operated well and related leasehold interests in North Louisiana, offset in part by the loss recorded on the sale of our interests in 22 operated and 76 non-operated producing wells in North Louisiana in June 2010.

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

Oil and gas operating results

Oil and gas sales in 2010 increased $84 million, or 35%, from 2009.  Price variances accounted for an increase of $76.7 million while production variances accounted for the remaining $7.3 million increase.  Production in 2010 (on a BOE basis) was 5% lower than 2009.  Oil production increased 18% in 2010 from 2009 while gas production decreased 33% in 2010 from 2009.  Most of the decrease in gas production from 2009 levels was attributed to a combination of normal production declines from existing wells and the loss of production related to the sale of certain properties in North Louisiana in June 2010.  During 2009, the sold wells produced 239 Bbls of oil per day and 11,343 Mcf of gas per day.  On a comparable basis, after giving effect to the sale of these properties, oil production in 2010 was 21% higher than 2009 and total production was 5% higher (on a BOE basis).  In 2010, our realized oil price was 33% higher than 2009, and our realized gas price was 19% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, increased 9% to $83.1 million in 2010 as compared to $76.3 million in 2009.  Production costs (excluding production taxes), referred to as lifting costs accounted for $3.5 million of the increase due to a combination of more producing wells and rising costs of field services,  and production taxes accounted for the remaining $3.3 million of the increase due to higher oil and gas sales.

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

General and Administrative

G&A expenses increased $14.9 million from $20.7 million in 2009 to $35.6 million in 2010.  Employee compensation expense related to non-equity incentive plans was $13.9 million in 2010 compared to $2.8 million in 2009.  Excluding employee compensation related to non-equity incentive plans, G&A expenses increased from $17.9 million in 2009 to $21.7 million in 2010 due to a combination of factors including a $1 million donation to the National Rifle Association’s Freedom Action Foundation, a one-time charge for cash bonuses totaling $678,000 paid to certain employees in August 2010 in connection with the sale of properties in North Louisiana and overall increases in personnel costs.

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

Gain/loss on derivatives

We did not designate any derivative contracts in 2010 or 2009 as cash flow hedges; therefore, all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  In 2010, we reported a $722,000 net gain on derivatives, consisting of $9.9 million realized gain on settled contracts and a $9.2 million non-cash unrealized loss to mark our derivative positions to their fair value at December 31, 2010.  In 2009, we reported a $17.4 million net loss on derivatives, consisting of a $15.9 million realized loss on settled contracts and a $1.5 million non-cash unrealized loss to mark our derivative positions to their fair value at December 31, 2009.  Because oil and gas prices are volatile, and because we do not account for our derivatives as cash flow hedges, the effect of mark-to-market valuations on our gain/loss on derivatives can cause significant volatility in our results of operations.

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

In March and April 2011, we issued a total of $350 million of aggregate principal amount of our 2019 Senior Notes.  The Indenture contains covenants that restrict our ability to incur indebtedness.  We currently have, and expect to have in 2012, the ability under the Indenture to incur indebtedness as needed in 2012 to fund our exploration and development activities.

Capital expenditures

The following table summarizes, by area, our planned expenditures for exploration and development activities during 2012, as compared to our actual expenditures in 2011.

	Actual	Planned
	Expenditures	Expenditures	2012
	Year Ended	Year Ended	Percentage
	December 31, 2011	December 31, 2012	of Total
	(In thousands)
Drilling and Completion
Permian Basin Area:
Reeves	$156,600	$219,500	59%
Other	142,500	46,500	13%
Austin Chalk/Eagle Ford Shale	39,800	32,200	9%
Other	18,300	5,600	1%
	357,200	303,800	82%
Leasing and seismic	63,300	66,700	18%
Exploration and development	$420,500	$370,500	100%

Our actual expenditures during 2012 may vary significantly from these estimates if our plans for exploration and development activities change during the year.  Factors, such as changes in operating margins and the availability of capital resources could increase or decrease our ultimate level of expenditures during 2012.

We spent $420.5 million on exploration and development activities during 2011, of which approximately 92% was on developmental drilling.  We currently plan to spend approximately $370.5 million for 2012, of which approximately 93% is estimated to be spent on developmental drilling.  We financed these expenditures in 2011 with cash flow from operating activities and advances under the revolving credit facility.  Based on preliminary estimates, our internal cash flow forecasts indicate that our anticipated operating cash flow will be sufficient to finance our exploration and development activities through 2012.  Although we believe the assumptions and estimates made in our forecasts are reasonable, these forecasts are inherently uncertain and the borrowing base may be less than expected, cash flow may be less than expected, or capital expenditures may be more than expected.  In the event we lack adequate liquidity to finance our expenditures through 2012, we will consider options for obtaining alternative capital resources, including selling assets or accessing capital markets.

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

Cash flow provided by operating activities for the year ended December 31, 2011 increased $71.8 million, or 34.4%, as compared to the corresponding period in 2010 due primarily to a 24% increase in oil and gas sales.

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

The borrowing base, which is based on the discounted present value of future net cash flows from oil and gas production, is redetermined by the banks semi-annually in May and November.  We or the banks may also request an unscheduled borrowing base redetermination at other times during the year.  If, at any time, the borrowing base is less than the amount of outstanding credit exposure under the revolving credit facility, we will be required to (1) provide additional security, (2) prepay the principal amount of the loans in an amount sufficient to eliminate the deficiency (or by a combination of such additional security and such prepayment to eliminate such deficiency), or (3) prepay the deficiency in not more than five equal monthly installments plus accrued interest.  In November 2011, the banks increased the borrowing base to $475 million from $350 million.  At our election, the aggregate commitment from the banks remained unchanged at $350 million at December 31, 2011.  We may request an increase in the aggregate commitment up to the borrowing base at any time; however, each bank must consent to its allocable portion of such increase.

The revolving credit facility was amended in November 2011 to reduce interest rates and commitment fees.  At our election, annual interest rates under the revolving credit facility are determined by reference to (1) LIBOR plus an applicable margin between 1.75% and 2.75% per year (reduced from 2% and 3%) or (2) if an alternate base rate loan, the greatest of (A) the prime rate, (B) the federal funds rate plus 0.50%, or (C) one-month LIBOR plus 1% plus, if any of (A), (B) or (C), an applicable margin between 0.75% and 1.75% per year (reduced from 1% and 2%).  We also pay a commitment fee on the unused portion of the revolving credit facility at a rate between 0.375% and 0.50%.  The applicable margins are based on actual borrowings outstanding as a percentage of the borrowing base.  Interest and fees are payable no less often than quarterly.  The effective annual interest rate on borrowings under the revolving credit facility, excluding bank fees and amortization of debt issue costs, for the year ended December 31, 2011 was 2.7%.

The revolving credit facility contains various covenants and restrictive provisions that may, among other things, limit our ability to sell assets, incur additional indebtedness, make investments or loans and create liens.  One such covenant requires that we maintain a ratio of consolidated current assets to consolidated current liabilities (“Consolidated Current Ratio”) of at least 1 to 1.  In computing the Consolidated Current Ratio at any balance sheet date, we must (1) include the amount of funds available under this facility as a current asset, (2) exclude current assets and liabilities related to the fair value of derivatives (non-cash assets or liabilities), and (3) exclude current assets and liabilities attributable to vendor financing transactions, if any.

Working capital computed for loan compliance purposes differs from our working capital computed in accordance with GAAP.  Since compliance with financial covenants is a material requirement under the credit facilities, we consider the loan compliance working capital to be useful as a measure of our liquidity because it includes the funds available to us under the revolving credit facility and is not affected by the volatility in working capital caused by changes in fair value of derivatives.  Our GAAP reported working capital deficit decreased from $19.9 million at December 31, 2010 to a deficit of $13.3 million at December 31, 2011.  After giving effect to the adjustments, our working capital computed for loan compliance purposes was $158.3 million at December 31, 2011, as compared to $175.3 million at December 31, 2010.  The following table reconciles our GAAP working capital to the working capital computed for loan compliance purposes at December 31, 2011 and December 31, 2010.

	December 31,
	2011	2010
	(In thousands)
Working capital (deficit) per GAAP	$(13,287)	$(19,899)
Add funds available under the revolving credit facility	165,950	187,975
Exclude fair value of derivatives classified as current assets or current liabilities	5,633	7,224
Working capital per loan covenant	$158,296	$175,300

The revolving credit facility provides that the ratio of our consolidated funded indebtedness to consolidated EBITDAX (“Leverage Ratio”) (determined as of the last day of each fiscal quarter for the then most-recently ended four fiscal quarters) from being greater than 4 to 1.

We were in compliance with all financial and non-financial covenants at December 31, 2011.  However, if we increase leverage and our liquidity is reduced, we may fail to comply with one or more of these covenants in the future.  If we fail to meet any of these loan covenants, we would ask the banks to waive compliance, amend the revolving credit facility to allow us to become compliant or grant us sufficient time to obtain additional capital resources through alternative means.  If a suitable arrangement could not be reached with the banks, the banks could accelerate the indebtedness and seek to foreclose on the pledged assets.

The lending group under the revolving credit facility includes the following institutions:  JPMorgan Chase Bank, N.A., Bank of Scotland plc, Union Bank, N.A., BNP Paribas, The Royal Bank of Scotland plc, Compass Bank, The Frost National Bank, Natixis, Keybank, N.A. and UBS Loan Finance, LLC.

From time to time, we engage in other transactions with lenders under the revolving credit facility.  Such lenders or their affiliates may serve as counterparties to our commodity and interest rate derivative agreements. As of December 31, 2011, JPMorgan Chase Bank, N.A. was the only counterparty to our commodity derivative agreements.  Our obligations under existing derivative agreements with our lenders are secured by the security documents executed by the parties under the revolving credit facility.

During 2011, we increased indebtedness outstanding under the revolving credit facility by $20 million.  At December 31, 2011, we had $180 million of borrowings outstanding under the revolving credit facility, leaving $165.9 million available on the facility after allowing for outstanding letters of credit totaling $4.1 million, plus an additional $125 million of borrowing base available upon approval by the lenders.  The revolving credit facility matures in November 2015.

Senior Notes

In July 2005, we issued $225 million of aggregate principal amount of 2013 Senior Notes.  The 2013 Senior Notes were issued at face value and bore interest at 7¾% per year, payable semi-annually on February 1 and August 1 of each year, beginning February 1, 2006.  In March 2011, we redeemed $143.2 million in aggregate principal amount of 2013 Senior Notes in a tender offer and recorded a $4.6 million loss on early extinguishment of long-term debt, consisting of a $2.8 million premium and a $1.8 million write-off of debt issuance costs.  On August 1, 2011, we called at par and redeemed in full the remaining $81.8 million of 2013 Senior Notes and recorded an additional $907,000 loss on early extinguishment of long-term debt related to the write-off of debt issuance costs.

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

The Indenture contains covenants that restrict our ability to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the 2019 Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant provides that we may only incur indebtedness if the ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) does not exceed certain ratios specified in the Indenture.  These covenants are subject to a number of important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at December 31, 2011.

Alternative capital resources

Although our base of oil and gas reserves, as collateral for our revolving credit facility, has historically been our primary capital resource, we have in the past, and we believe we could in the future, use alternative capital resources, such as asset sales, vendor financing arrangements, and/or public or private issuances of Common Stock.  We could also issue senior or subordinated debt or preferred stock in a public or private placement if we choose to raise capital through either of these markets.  While we believe we would be able to obtain funds through one or more of these alternatives, if needed, there can be no assurance that these capital resources would be available on terms acceptable to us.

Contractual Obligations and Contingent Commitments

The following table summarizes our contractual obligations as of December 31, 2011 by payment due date.

	Payments Due by Period
	Total	2012	2013 to 2014	2015 to 2016	Thereafter
	(In thousands)
Contractual obligations:
7.75% Senior Notes, due 2019, net of discount of $465,000(a)	$349,535	$—	$—	$—	$349,535
Revolving credit facility, due November 2015(a)	180,000	—	—	180,000	—
Lease obligations(b)	20,613	4,939	8,347	7,044	283
Other(c)	24,754	24,754	—	—	—
Total contractual obligations	$574,902	$29,693	$8,347	$187,044	$349,818

(a)         In addition to the principal payments presented, we expect to make annual interest payments of $27.4 million on the 2019 Senior Notes and approximately $4.7 million on the revolving credit facility (based on the balances and interest rates at December 31, 2011).

(b)         Amount includes lease payments for two drilling rigs.

(c)          Amount relates to non-cancellable orders placed for tubular goods and seismic at December 31, 2011.

Off-balance sheet arrangements

Currently, we do not have any material off-balance sheet arrangements.

Known Trends and Uncertainties

Operating Margins

We analyze, on a BOE produced basis, those revenues and expenses that have a significant impact on our oil and gas operating margins.  Our weighted average oil and gas sales per BOE have increased from $42.05 per BOE in 2009, to $59.78 per BOE in 2010 and to $74.57 per BOE in 2011.  Our expenses per BOE were on an upward trend through 2011 but operating margins were more favorable in 2011.  Our oil and gas DD&A per BOE was $21.94 per BOE in 2009, $18.09 per BOE in 2010 and $18.72 per BOE in 2011.  An upward trend in DD&A per BOE indicates that our cost to find and/or acquire reserves is increasing at a faster rate than the reserves we are adding. Although we replaced 384% of our production in 2011 and commodity prices were higher, our costs to find those reserves were significantly higher than our historical combined rate.  Also affecting our operating margins is the cost of producing our reserves.  Our production costs per BOE have increased from $13.24 per BOE in 2009, to $15.23 per BOE in 2010, to $18.60 per BOE in 2011.  The increase in operating costs per BOE in 2011 was due primarily to higher production taxes resulting from increases in commodity prices and higher costs of field services.

During the last half of 2009, operating margins, particularly on oil-prone properties, began to improve due to higher oil prices and lower costs of field services.  In recent months, our costs to drill and equip wells in the Permian Basin and Austin Chalk areas have increased over the costs we incurred to drill similar wells in 2009 as a result of increased service and equipment costs. We have been able to minimize costs due to improved drilling efficiencies obtained through Desta Drilling.  Higher drilling and completion costs offset by higher commodity prices should provide favorable operating margins through mid- 2012, but we expect to continue to see a rise in costs during 2012.  However, any ultimate improvement in our operating margins will be dependent on the quantities of proved reserves and production added through our 2012 drilling program.

Oil and Gas Production

As with all companies engaged in oil and gas exploration and production, we face the challenge of natural production decline because oil and gas reserves are a depletable resource.  With each unit of oil and gas we produce, we are depleting our proved reserve base, so we must be able to conduct successful exploration and development activities or acquire properties with proved reserves in order to grow our reserve base.  Although our production decreased by 5% in 2010 over 2009 levels, our production in 2011 remained relatively constant at 5.4 MMBOE compared to 5.5 MMBOE in 2010, and we replaced 384% of our 2011 oil and gas production through extensions and discoveries.  While these 2011 reserve additions will contribute favorably to our production in 2012, we do not expect this production to be sufficient to fully offset the natural production declines from our existing base of oil and gas reserves. To grow our production in 2012, we will need to add production from wells drilled in 2012 through our developmental drilling program.

We currently plan to decrease capital spending during 2012 to $370.5 million on exploration and development activities compared to $420.5 million in 2011.  Our planned spending levels, if successful, should positively impact our ability to replace 2012 production with new reserves.  Failure to maintain or grow our oil and gas reserves may result in lower production and may adversely affect our financial condition, results of operations, and cash flow.

Application of Critical Accounting Policies and Estimates

Summary

In this section, we will identify the critical accounting policies we follow in preparing our consolidated financial statements and disclosures.  Many of these policies require us to make difficult, subjective and complex judgments in the course of making estimates of matters that are inherently imprecise.  We explain the nature of these estimates, assumptions and judgments, and the likelihood that materially different amounts would be reported in our financial statements under different conditions or using different assumptions.

The following table lists our critical accounting policies, the estimates and assumptions that can have a significant impact on the application of these accounting policies and the financial statement accounts affected by these estimates and assumptions.

Accounting Policies	Estimates or Assumptions	Accounts Affected

Successful efforts accounting for oil and gas properties	• Reserve estimates • Valuation of unproved properties • Judgment regarding status of in progress exploratory wells	• Oil and gas properties • Accumulated DD&A • Provision for DD&A • Impairment of unproved properties • Abandonment costs (dry hole costs)

Impairment of proved properties and long-lived assets	• Reserve estimates and related present value of future net revenues (proved properties) • Estimates of future undiscounted cash flows (long-lived assets)	• Oil and gas properties • Contract drilling equipment • Accumulated DD&A • Impairment of proved properties and long-lived assets

Asset retirement obligations	• Estimates of the present value of future abandonment costs	• Asset retirement obligations (non-current liability) • Oil and gas properties • Accretion of discount expense

Inventory stated at the lower of average cost or estimated market value	• Estimates of market value of tubular goods and other well equipment	• Impairment of inventory

Derivatives mark-to-market	• Estimates of the fair value of derivatives	• Fair value of derivatives • Other income (expense): Gain (loss) on derivatives

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

					Standardized
					Measure
	Proved Reserves		Average Price		of Discounted
	Oil(a)	Gas	Oil (a)	Gas	Future
	(MMBbls)	(Bcf)	($/Bbl)	($/Mcf)	Net Cash Flows
					(In millions)
As of December 31:
2011	49.5	88.9	$87.61	$5.31	$938.5
2010	37.8	79.5	$72.36	$5.44	$684.4
2009	21.0	76.1	$54.81	$3.71	$364.3

(a)       Includes crude oil, condensate and  natural gas liquids.

Valuation of unproved properties

Estimating fair market value of unproved properties (also known as prospects) is very subjective since there is no quoted market for undeveloped exploratory prospects.  The negotiated price of any prospect between a willing seller and willing buyer depends on the specific facts regarding the prospect, including:

•                  the location of the prospect in relation to known fields and reservoirs, available markets and transportation systems for oil and gas production in the vicinity and other critical services;

•                  the nature and extent of geological and geophysical data on the prospect;

•                  the terms of the leases holding the acreage in the prospect, such as ownership interests, expiration terms, delay rental obligations, depth limitations, drilling and marketing restrictions and similar terms;

•                  the prospect’s risk-adjusted potential for return on investment, giving effect to such factors as potential reserves to be discovered, drilling and completion costs, prevailing commodity prices and other economic factors; and

•                  the results of drilling activity in close proximity to the prospect that could either enhance or condemn the prospect’s chances of success.

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

Effects of Estimates and Assumptions on Financial Statements

GAAP does not require, or even permit, the restatement of previously issued financial statements due to changes in estimates unless such estimates were unreasonable or did not comply with applicable SEC accounting rules.  We are required to use our best judgment in making estimates and assumptions, taking into consideration the best and most current data available to us at the time of the estimate.  At each accounting period, we make a new estimate using new data, and continue the cycle.  You should be aware that estimates prepared at various times may be substantially different due to new or additional data.  While an estimate made at one point in time may differ from an estimate made at a later date, both may be proper due to the differences in available data or assumptions.  In this section, we will discuss the effects of different estimates on our financial statements.

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

Impairment of Unproved Properties

Each quarter, we review our unproved oil and gas properties to determine if there has been, in our judgment, an impairment in value of each prospect that we consider individually significant.  To the extent that the carrying cost of a prospect exceeds its estimated value, we make a provision for impairment of unproved properties and record the provision as abandonments and impairments within exploration costs on our consolidated statements of operations and comprehensive income (loss).  If the value is revised upward in a future period, we do not reverse the prior provision, and we continue to carry the prospect at a net cost that is lower than its estimated value.  If the value is revised downward in a future period, an additional provision for impairment is made in that period.

Impairment of Proved Properties and Long-Lived Assets

Each quarter, we assess our producing properties for impairment.  If we determine there has been an impairment in any of our producing properties (or appropriate groups of properties based on geographical and geological similarities), we will estimate the value of each affected property.  In accordance with GAAP, the value for this purpose is a fair value using Level 3 inputs instead of a standardized reserve value as prescribed by the SEC.  We attempt to value each property using reserve classifications and pricing parameters similar to what a willing seller and willing buyer might use.  These parameters may include escalations of prices instead of constant pricing, and they may also include the risk-adjusted value of reserves.  To the extent that the carrying cost for the affected property exceeds its estimated fair value, we make a provision for impairment of proved properties.  If the fair value is revised upward in a future period, we do not reverse the prior provision, and we continue to carry the property at a net cost that is lower than its estimated fair value.  If the fair value is revised downward in a future period, an additional provision for impairment is made in that period.  Accordingly, the carrying costs of producing properties on our balance sheet will vary from (and often will be less than) the present value of proved reserves for these properties.

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

Asset Retirement Obligations

Our asset retirement obligation is recorded as a liability at its estimated present value as of the asset’s inception, with an offsetting increase to oil and gas properties. Periodic accretion of discount of the estimated liability is recorded as an expense in the consolidated statements of operations and comprehensive income (loss).  During 2011, we had an upward revision of our estimated asset retirement obligations by $492,000 based on a review of current plugging and abandonment costs. Revisions to the asset retirement obligation are recorded with an offsetting change to producing properties, resulting in prospective changes to DD&A expense and accretion expense. Because of the subjectivity of assumptions and the relatively long lives of most of our wells, the costs to ultimately retire our wells may vary significantly from prior estimates.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) ASU, No. 2011-04 (“ASU 2011-04”), “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurement requirements and changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  We anticipate the update will impact our fair value disclosures.  This update is effective during interim and annual periods beginning after December 15, 2011, at which time we will adopt the update.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”).  This ASU requires entities to report items of other comprehensive income on either part of a single contiguous statement of comprehensive income or in a separate statement of comprehensive income immediately following the statement of income. In December, 2011, the FASB issued an update to this pronouncement, ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income.  While early adoption is permitted, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively.  Presently, we do not have any transactions which require the reporting of comprehensive income; therefore, we do not anticipate any immediate impact from this pronouncement.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”).  ASU 2011-11 will require entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  Application of the ASU is required for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. At that time we will make the necessary disclosures.

Item 7A -       Quantitative and Qualitative Disclosures About Market Risks

Our business is impacted by fluctuations in commodity prices and interest rates.  The following discussion is intended to identify the nature of these market risks, describe our strategy for managing such risks, and to quantify the potential affect of market volatility on our financial condition and results of operations.

Oil and Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market commodity prices of, and demand for, oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, many of which are beyond our control.  These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic.  We cannot predict future oil and gas commodity prices with any degree of certainty.  Sustained weakness in oil and gas commodity prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that we can produce economically.  Any reduction in reserves, including reductions due to commodity price fluctuations, can reduce the borrowing base under our revolving credit facility and adversely affect our liquidity and our ability to obtain capital for our exploration and development activities.  Similarly, any improvements in oil and gas commodity prices can have a favorable impact on our financial condition, results of operations and capital resources.  Based on December 31, 2011 reserve estimates, we project that a $1 decline in the price per Bbl of oil and a $.50 decline in the price per Mcf of gas from year end 2011 would reduce our gross revenues for the year ending December 31, 2012 by $9.2 million.

From time to time, we utilize commodity derivatives, consisting primarily of swaps, floors and collars to attempt to optimize the price received for our oil and natural gas production.  We do not enter into commodity derivatives for trading purposes.  When using swaps to hedge our oil and natural gas production, we receive a fixed price for the respective commodity and pay a floating market price as defined in each contract (generally NYMEX futures prices), resulting in a net amount due to or from the counterparty.  When purchasing floors, we receive a fixed price (put strike price) if the market price falls below the put strike price for the respective commodity.  If the market price is greater than the put strike price, no payments are due from either party.  Costless collars are a combination of puts and calls, and contain a fixed floor price (put strike price) and ceiling price (call strike price).  If the market price for the respective commodity exceeds the call strike price or falls below the put strike price, then we receive the fixed price and pay the market price.  If the market price is between the call and the put strike prices, no payments are due from either party.  The commodity derivatives we use differ from futures contracts in that there is not a contractual obligation that requires or permits the future physical delivery of the hedged products.  In addition to commodity derivatives, we may, from time to time, sell a portion of our gas production under short-term contracts at fixed prices.

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to December 31, 2011.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps:

	Oil
	Bbls (a)	Price
Production Period:
1st Quarter 2012	444,000	$95.70
2nd Quarter 2012	410,000	$95.70
3rd Quarter 2012	384,000	$95.70
4th Quarter 2012	362,000	$95.70
	1,600,000

(a)                           Excludes oil hedges covering 393,863 Bbls oil for production months from January 2012 through May 2016 at a price of $91.15 per barrel. These hedges cover production related to a volumetric production payment expected to be granted in connection with the proposed acquisition by our wholly owned subsidiary, Southwest Royalties, Inc., of 24 limited partnerships of which it is the general partner.

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of our commodity derivatives.  A $1 per barrel change in the price of oil and a $.50 per MMBtu change in the price of gas would change the fair value of our outstanding commodity derivatives at December 31, 2011 by approximately $2 million.

Interest Rates

We are exposed to interest rate risk on our long-term debt with a variable interest rate.  At December 31, 2011, our fixed rate debt had a carrying value of $349.5 million and an approximate fair value of $334.3 million, based on current market quotes.  We estimate that the hypothetical change in the fair value of our long-term debt resulting from a 100-basis point change in interest rates would be approximately $17.8 million.  Based on our outstanding variable rate indebtedness at December 31, 2011 of $180 million, a change in interest rates of 100-basis points would affect annual interest payments by $1.8 million.

Item 8 -          Financial Statements and Supplementary Data

For the financial statements and supplementary data required by this Item 8, see the Index to Consolidated Financial Statements included elsewhere in this Form 10-K.

Item 9 -          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A -       Controls and Procedures

Disclosure Controls and Procedures

In September 2002, our Board adopted a policy designed to establish disclosure controls and procedures that are adequate to provide reasonable assurance that our management will be able to collect, process and disclose both financial and non-financial information, on a timely basis, in our reports to the SEC and other communications with our stockholders.  Disclosure controls and procedures include all processes necessary to ensure that material information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our chief executive and chief financial officers, to allow timely decisions regarding required disclosures.

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

Internal Control Over Financial Reporting

Management designed our internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP.  Our internal control over financial reporting includes those policies and procedures that:

•                  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•                  provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with authorizations of management and our Board; and

•                  provide reasonable assurance regarding prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

KPMG LLP has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, the contents of which are shown below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Clayton Williams Energy, Inc.:

We have audited Clayton Williams Energy, Inc.’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Clayton Williams Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Clayton Williams Energy, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 5, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
March 5, 2012

Item 9B -       Other Information

None.

PART III

Item 10 -        Directors, Executive Officers and Corporate Governance

Information required by this Item 10 is incorporated by reference to our definitive proxy statement, which will be filed with the SEC no later than April 30, 2012.

Item 11 -        Executive Compensation

Information required by this Item 11 is incorporated by reference to our definitive proxy statement, which will be filed with the SEC no later than April 30, 2012.

Item 12 -                        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is incorporated by reference to our definitive proxy statement, which will be filed with the SEC no later than April 30, 2012.

Item 13 -        Certain Relationships and Related Transactions, and Director Independence

Information required by this Item 13 is incorporated by reference to our definitive proxy statement, which will be filed with the SEC no later than April 30, 2012.

Item 14 -        Principal Accounting Fees and Services

Information required by this Item 14 is incorporated by reference to our definitive proxy statement, which will be filed with the SEC no later than April 30, 2012.

PART IV

Item 15 -        Exhibits, Financial Statement Schedules

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

**4.1

Stock Purchase Agreement dated May 19, 2004 by and among Clayton Williams Energy, Inc. and various institutional investors, filed as Exhibit 4 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2004††

**4.2

Indenture, dated July 20, 2005, among Clayton Williams Energy, Inc., the Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 22, 2005††

**4.3

Indenture, dated March 16, 2011, among Clayton Williams Energy, Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as Trustee, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on March 17, 2011††

**4.4

Registration Rights Agreement, dated March 16, 2011, by and among Clayton Williams Energy, Inc., the Guarantors named therein and Initial Purchasers named therein, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the Commission on March 17, 2011††

**4.5

Registration Rights Agreement, dated April 29, 2011, by and among Clayton Williams Energy, Inc., the Guarantors named therein and Initial Purchasers named therein, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the Commission on April 29, 2011††

**10.1

Second Amended and Restated Credit Agreement dated as of November 29, 2010, among Clayton Williams Energy, Inc., as Borrower, certain Subsidiaries of Clayton Williams Energy, Inc., as Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2010††

**10.2	First Amendment to Second Amended and Restated Credit Agreement dated March 3, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 7, 2011††

**10.3	Second Amendment to Second Amended and Restated Credit Agreement dated May 17, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed with the Commission on August 5, 2011††

Exhibit Number	Description of Exhibit

**10.4

Third Amendment to Second Amended and Restated Credit Agreement dated as of November 17, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 21, 2011††

**10.5†	Outside Directors Stock Option Plan, filed as Exhibit 10.1 to the Company’s Form S-8 Registration Statement, Commission File No. 33-68316

**10.6†	First Amendment to Outside Directors Stock Option Plan, filed as Exhibit 10.13 to the Company’s Form 10-K for the period ended December 31, 1995††

**10.7†	Second Amendment to Outside Directors Stock Option Plan, filed as Exhibit 10.13 to the Company’s Form 10-K for the period ended December 31, 2005††

**10.8†	Amendment to Outside Directors Stock Option Plan, filed as Exhibit 10.1 to the Company’s Form S-8 Registration Statement, Commission File No. 33-68316

**10.9†	Form of stock option agreement for Outside Directors Stock Option Plan, filed as Exhibit 10.38 to the Company’s Form 10-K for the period ended December 31, 2004††

**10.10†	Bonus Incentive Plan, filed as Exhibit 10.1 to the Company’s Form S-8 Registration Statement, Commission File No. 33-68320

**10.11†	First Amendment to Bonus Incentive Plan, filed as Exhibit 10.9 to the Company’s Form 10-K for the period ended December 31, 1997††

**10.12†

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

**10.17	Agreement dated April 23, 1993 between the Company and Robert C. Lyon, filed as Exhibit 10.42 to the Company’s Form S-1 Registration Statement, Commission File No. 033-43350

**10.18	Amendment to Agreement dated April 23, 1993 between the Company and Robert C. Lyon, filed as Exhibit 10.35 to the Company’s Form 10-K for the period ended December 31, 2004††

**10.19	Second Amendment to Agreement dated April 23, 1993 between the Company and Robert C. Lyon, filed as Exhibit 10.36 to the Company’s Form 10-K for the period ended December 31, 2004††

**10.20

Second Amended and Restated Service Agreement effective March 1, 2005 among Clayton Williams Energy, Inc. and its subsidiaries, Clayton Williams Ranch Holdings, Inc., ClayDesta L.P., Clayton Williams Partnership, Ltd. and CWPLCO, Inc., filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 3, 2005††

Exhibit Number	Description of Exhibit

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

**10.28†	Agreement of Limited Partnership of Floyd Prospect, L.P. effective as of March 1, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2005††

**10.29†	Agreement of Limited Partnership of Floyd Prospect II, L.P. dated May 15, 2006, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2006††

**10.30†	Participation Agreement relating to South Louisiana IV dated August 2, 2006, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2006††

**10.31†

Participation Agreement relating to North Louisiana — Hosston/Cotton Valley dated August 2, 2006, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2006††

**10.32†	Participation Agreement relating to North Louisiana — Bossier dated August 2, 2006, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2006††

**10.33†	Participation Agreement relating to Floyd Prospect III dated November 15, 2006, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2006††

**10.34†

Participation Agreement relating to North Louisiana - Bossier II dated November 15, 2006, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2006††

**10.35†

Participation Agreement relating to North Louisiana - Hosston/Cotton Valley II dated November 15, 2006, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2006††

**10.36†	Participation Agreement relating to South Louisiana V dated November 15, 2006, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2006††

**10.37†	Southwest Royalties, Inc. Reward Plan dated January 15, 2007, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with Commission on January 18, 2007††

**10.38†	Form of Notice of Bonus Award Under the Southwest Royalties, Inc. Reward Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 18, 2007††

Exhibit Number	Description of Exhibit

**10.39†

Participation Agreement relating to West Coast Energy Properties, L.P. dated December 11, 2006, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2006††

**10.40†	Participation Agreement relating to RMS/Warwink dated April 10, 2007, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 13, 2007††

**10.41†

Participation Agreement relating to East Texas Bossier — Big Bill Simpson dated December 17, 2007, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2007††

**10.42†

Participation Agreement relating to East Texas Bossier — Margarita dated December 17, 2007, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2007††

**10.43†	Amacker Tippett Reward Plan dated June 19, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.44†	Austin Chalk Reward Plan dated June 19, 2008, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.45†	Barstow Area Reward Plan dated June 19, 2008, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.46†	Participation Agreement relating to CWEI Andrews Area dated June 19, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.47†	Participation Agreement relating to CWEI Crockett County Area dated June 19, 2008, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.48†	Participation Agreement relating to CWEI North Louisiana Bossier III dated June 19, 2008, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.49†

Participation Agreement relating to CWEI North Louisiana Hosston/Cotton Valley III dated June 19, 2008, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.50†	Participation Agreement relating to CWEI South Louisiana VI dated June 19, 2008, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.51†	Participation Agreement relating to CWEI Utah dated June 19, 2008, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.52†	Participation Agreement relating to CWEI Sacramento Basin I dated August 12, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 14, 2008††

**10.53†	Form of Director Indemnification Agreement, filed as Exhibit 10.71 to the Company’s Form 10-K for the period ended December 31, 2008††

**10.54†

Participation Agreement relating to CWEI East Texas Bossier - Sunny dated November 19, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 20, 2008††

**10.55†	Fuhrman-Mascho Reward Plan dated December 1, 2009, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2009††

**10.56†

Employment Agreement by and between Clayton Williams Energy, Inc. and Clayton W. Williams, Jr., effective as of March 1, 2010, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2010††

Exhibit Number	Description of Exhibit

**10.57†

Amended and Restated Employment Agreement between Clayton Williams Energy, Inc. and Mel G. Riggs, effective as of June 1, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 7, 2011††

**10.58†

Employment Agreement by and between Clayton Williams Energy, Inc. and Patrick C. Reesby, effective as of March 1, 2010, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2010††

**10.59†

Amended and Restated Employment Agreement between Clayton Williams Energy, Inc. and Michael L. Pollard, effective as of June 1, 2011, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 7, 2011††

**10.60†

Employment Agreement by and between Clayton Williams Energy, Inc. and Greg S. Welborn, effective as of March 1, 2010, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2010††

**10.61†

Employment Agreement by and between Clayton Williams Energy, Inc. and T. Mark Tisdale, effective as of March 1, 2010, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2010††

**10.62†

Employment Agreement between Clayton Williams Energy, Inc. and Robert L. Thomas, effective as of June 1, 2011, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 7, 2011††

**10.63†	CWEI Andrews Fee Reward Plan dated October 19, 2010, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 22, 2010††

**10.64†	CWEI Andrews Samson Reward Plan dated October 19, 2010, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 22, 2010††

**10.65†	CWEI Austin Chalk Reward Plan II dated October 19, 2010, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 22, 2010††

**10.66†	CWEI Andrews Fee Reward Plan II dated June 28, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2011††

**10.67†	CWEI Andrews University Reward Plan dated June 28, 2011, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2011††

**10.68†	CWEI Austin Chalk Reward Plan III dated June 28, 2011, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2011††

**10.69†	CWEI Delaware Basin Reward Plan dated June 28, 2011, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2011††

**10.70†	CWEI Andrews Samson Reward Plan II dated June 28, 2011, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2011††

**10.71†	CWEI South Louisiana Reward Plan dated June 28, 2011, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2011††

*21	Subsidiaries of the Registrant

*23.1	Consent of KPMG LLP

*23.2	Consent of Williamson Petroleum Consultants, Inc.

*23.3	Consent of Ryder Scott Company, L.P.

Exhibit Number	Description of Exhibit

*24.1	Power of Attorney

*31.1	Certification by the President and Chief Executive Officer of the Company pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934

*31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934

***32.1	Certifications by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*99.1	Report of Williamson Petroleum Consultants, Inc. independent consulting engineers

*99.2	Report of Ryder Scott Company, L.P. independent consulting engineers

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith
**	Incorporated by reference to the filing indicated
***	Furnished herewith
†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
††	Filed under the Company’s Commission File No. 001-10924.

GLOSSARY OF TERMS

The following are abbreviations and definitions of terms commonly used in the oil and gas industry and this Form 10-K.

3-D seismic.  An advanced technology method of detecting accumulations of hydrocarbons identified by the collection and measurement of the intensity and timing of sound waves transmitted into the earth as they reflect back to the surface.

BOE.  One barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis.  Gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of gas to 1.0 Bbl of oil or natural gas liquid.

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

MBbls.  One thousand barrels.

MBOE.  One thousand barrels of oil equivalent.

Mcf.  One thousand cubic feet.

Mcfe.  One thousand cubic feet of natural gas equivalents, based on a ratio of 6 Mcf for each barrel of oil, which reflects the relative energy content.

MMbtu.  One million British thermal units.  One British thermal unit is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

MMBOE.  One million barrels of oil equivalent.

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

Present value of proved reserves (“PV-10”).  The present value of estimated future revenues, discounted at 10% annually, to be generated from the production of proved reserves determined in accordance with SEC guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to (i) estimated future abandonment costs, net of the estimated salvage value of related equipment, (ii) nonproperty related expenses such as general and administrative expenses, debt service and future income tax expense, or (iii) depreciation, depletion and amortization.

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

Proved reserves.  Those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible - from a given date forward from known reservoirs, and under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.  (i) The area of the reservoir considered as proved includes:  (A) The area identified by drilling and limited by fluid contacts, if any, and (B) Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.  (ii) In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.  (iii) Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.  (iv) Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when:  (A) Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (B) The project has been approved for development by all necessary parties and entities, including government entities.

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

Probable reserves.  Those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered.  (i) When deterministic methods are used, it is as likely as not that actual remaining quantities recovered will exceed the sum of estimated proved plus probable reserves. When probabilistic methods are used, there should be at least a 50% probability that the actual quantities recovered will equal or exceed the proved plus probable reserves estimates.  (ii) Probable reserves may be assigned to areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain, even if the interpreted reservoir continuity of structure or productivity does not meet the reasonable certainty criterion. Probable reserves may be assigned to areas that are structurally higher than the proved area if these areas are in communication with the proved reservoir.  (iii) Probable reserves estimates also include potential incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than assumed for proved reserves.

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

SEC.  The United States Securities and Exchange Commission.

Standardized measure of discounted future net cash flows.  Present value of proved reserves, as adjusted to give effect to (i) estimated future abandonment costs, net of the estimated salvage value of related equipment and (ii) estimated future income taxes.

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

CLAYTON WILLIAMS ENERGY, INC.
(Registrant)

By:	/s/ CLAYTON W. WILLIAMS *
Clayton W. Williams
Chairman of the Board, President
and Chief Executive Officer

Date:	March 5, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CLAYTON W. WILLIAMS *	Chairman of the Board,	March 5, 2012
Clayton W. Williams	President and Chief Executive Officer and Director

/s/ MEL G. RIGGS	Executive Vice President,	March 5, 2012
Mel G. Riggs	Chief Operating Officer and Director

/s/ MICHAEL L. POLLARD	Senior Vice President -	March 5, 2012
Michael L. Pollard	Finance, Chief Financial Officer and Treasurer

/s/ ROBERT L. THOMAS	Vice President — Accounting and Principal Accounting Officer	March 5, 2012
Robert L. Thomas

/s/ TED GRAY, JR.*	Director	March 5, 2012
Ted Gray, Jr.

/s/ DAVIS L. FORD *	Director	March 5, 2012
Davis L. Ford

/s/ ROBERT L. PARKER *	Director	March 5, 2012
Robert L. Parker

/s/ JORDAN R. SMITH *	Director	March 5, 2012
Jordan R. Smith

* By: /s/ MEL G. RIGGS
Mel G. Riggs
Attorney-in-Fact

CLAYTON WILLIAMS ENERGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Clayton Williams Energy, Inc.:

We have audited the accompanying consolidated balance sheets of Clayton Williams Energy, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2011.  In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clayton Williams Energy, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Clayton Williams Energy, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas

March 5, 2012

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	December 31,
	2011	2010
CURRENT ASSETS
Cash and cash equivalents	$17,525	$8,720
Accounts receivable:
Oil and gas sales	41,282	35,361
Joint interest and other, net	14,517	9,893
Affiliates	990	796
Inventory	44,868	39,218
Deferred income taxes	8,948	5,074
Assets held for sale	—	8,762
Prepaids and other	14,813	5,997
	142,943	113,821

PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	2,103,085	1,707,252
Natural gas gathering and processing systems	26,040	18,153
Contract drilling equipment	75,956	58,486
Other	19,134	17,425
	2,224,215	1,801,316
Less accumulated depreciation, depletion and amortization	(1,156,664)	(1,034,227)
Property and equipment, net	1,067,551	767,089

OTHER ASSETS
Debt issue costs, net	11,644	8,323
Other	4,133	1,684
	15,777	10,007
	$1,226,271	$890,917

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2011	2010
CURRENT LIABILITIES
Accounts payable:
Trade	$98,645	$74,123
Oil and gas sales	37,409	28,920
Affiliates	1,501	1,251
Fair value of derivatives	5,633	7,224
Accrued liabilities and other	13,042	22,202
	156,230	133,720

NON-CURRENT LIABILITIES
Long-term debt	529,535	385,000
Deferred income taxes	134,209	78,035
Fair value of derivatives	494	3,409
Asset retirement obligations	40,794	40,444
Other	21,508	857
	726,540	507,745

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share, authorized — 3,000,000 shares; none issued	—	—
Common stock, par value $.10 per share, authorized — 30,000,000 shares; issued and outstanding — 12,163,536 shares in 2011 and 12,154,536 shares in 2010	1,216	1,215
Additional paid-in capital	152,515	152,290
Retained earnings	189,770	95,947
	343,501	249,452
	$1,226,271	$890,917

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share)

	Year Ended December 31,
	2011	2010	2009
REVENUES
Oil and gas sales	$405,216	$326,320	$242,338
Natural gas services	1,408	1,631	6,146
Drilling rig services	4,060	—	6,681
Gain on sales of assets	15,744	3,680	796
Total revenues	426,428	331,631	255,961

COSTS AND EXPENSES
Production	101,099	83,146	76,288
Exploration:
Abandonments and impairments	20,840	9,074	78,798
Seismic and other	5,363	6,046	8,189
Natural gas services	1,039	1,209	5,348
Drilling rig services	5,064	1,198	10,848
Depreciation, depletion and amortization	104,880	101,145	129,658
Impairment of property and equipment	10,355	11,908	59,140
Accretion of asset retirement obligations	2,757	2,623	3,120
General and administrative	41,560	35,588	20,715
Loss on sales of assets and impairment of inventory	1,666	1,750	5,282
Total costs and expenses	294,623	253,687	397,386
Operating income (loss)	131,805	77,944	(141,425)

OTHER INCOME (EXPENSE)
Interest expense	(32,919)	(24,402)	(23,758)
Loss on early extinguishment of long-term debt	(5,501)	—	—
Gain (loss) on derivatives	47,027	722	(17,416)
Other	5,553	3,308	2,543
Total other income (expense)	14,160	(20,372)	(38,631)

Income (loss) before income taxes	145,965	57,572	(180,056)
Income tax (expense) benefit	(52,142)	(20,634)	64,096

NET INCOME (LOSS)	93,823	36,938	(115,960)
Less income attributable to noncontrolling interest, net of tax	—	—	(1,455)

NET INCOME (LOSS) attributable to Clayton Williams Energy, Inc.	$93,823	$36,938	$(117,415)

Net income (loss) per common share attributable to Clayton Williams Energy, Inc. stockholders:
Basic	$7.72	$3.04	$(9.67)
Diluted	$7.71	$3.04	$(9.67)

Weighted average common shares outstanding:
Basic	12,161	12,148	12,138
Diluted	12,162	12,148	12,138

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Clayton Williams Energy, Inc. Stockholders’ Equity
	Common Stock		Additional		Non-	Total
	No. of	Par	Paid-In	Retained	Controlling	Stockholders’
	Shares	Value	Capital	Earnings	Interest	Equity
BALANCE,
December 31, 2008	12,116	$1,212	$137,046	$176,424	$5,594	$320,276
Net income (loss)	—	—	—	(117,415)	1,455	(115,960)
Issuance of stock through compensation plans, including income tax benefits	30	3	173	—	—	176
Acquisition of noncontrolling interest	—	—	14,832	—	(7,049)	7,783
BALANCE,
December 31, 2009	12,146	1,215	152,051	59,009	—	212,275
Net income	—	—	—	36,938	—	36,938
Issuance of stock through compensation plans, including income tax benefits	9	—	239	—	—	239
BALANCE,
December 31, 2010	12,155	1,215	152,290	95,947	—	249,452
Net income	—	—	—	93,823	—	93,823
Issuance of stock through compensation plans, including income tax benefits	9	1	225	—	—	226
BALANCE,
December 31, 2011	12,164	$1,216	$152,515	$189,770	$—	$343,501

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$93,823	$36,938	$(115,960)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	104,880	101,145	129,658
Impairment of property and equipment	10,355	11,908	59,140
Exploration costs	20,840	9,074	78,798
(Gain) loss on sales of assets and impairment of inventory, net	(14,078)	(1,930)	4,486
Deferred income tax expense (benefit)	52,550	20,259	(64,220)
Non-cash employee compensation	12,866	13,898	1,434
Unrealized (gain) loss on derivatives	(4,506)	9,153	1,480
Amortization of debt issue costs	2,342	1,648	1,458
Accretion of asset retirement obligations	2,757	2,623	3,120
Loss on early extinguishment of long-term debt	5,501	—	—

Changes in operating working capital:
Accounts receivable	(10,739)	(10,036)	4,571
Accounts payable	7,551	19,144	(19,590)
Other	(4,095)	(5,573)	20,336
Net cash provided by operating activities	280,047	208,251	104,711

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(413,013)	(285,655)	(142,623)
Proceeds from sales of assets	13,902	77,216	729
Change in equipment inventory	(5,305)	4,638	(26,675)
Other	(497)	18	(29)
Net cash used in investing activities	(404,913)	(203,783)	(168,598)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	547,710	—	75,900
Repayments of long-term debt	(411,500)	(10,000)	(39,375)
Premium on early extinguishment of long-term debt	(2,765)	—	—
Proceeds from exercise of stock options	226	239	176
Net cash provided by (used in) financing activities	133,671	(9,761)	36,701

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,805	(5,293)	(27,186)

CASH AND CASH EQUIVALENTS
Beginning of period	8,720	14,013	41,199
End of period	$17,525	$8,720	$14,013

SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$23,923	$22,457	$23,349
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                          Nature of Operations

Clayton Williams Energy, Inc. (a Delaware corporation), is an independent oil and gas company engaged in the exploration for and development and production of oil and natural gas primarily in its core areas in Texas, Louisiana and New Mexico.  Unless the context otherwise requires, references to “CWEI” mean Clayton Williams Energy, Inc., the parent company, and references to the “Company”, “we”, “us” or “our” mean Clayton Williams Energy, Inc. and its consolidated subsidiaries.  Approximately 26% of the Company’s outstanding Common Stock is beneficially owned by Clayton W. Williams, Jr. (“Mr. Williams”), Chairman of the Board, President and Chief Executive Officer of the Company, and approximately 25% is owned by a partnership in which Mr. Williams’ adult children are limited partners.

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

•                  Exploration expenses related to well abandonment costs are based on the judgments regarding the productive status of in-progress exploratory wells; and

•                  Asset retirement obligations are based on estimates regarding the timing and cost of future asset retirements.

Principles of Consolidation

The consolidated financial statements include the accounts of CWEI and its wholly owned subsidiaries.  We also account for our undivided interests in oil and gas limited partnerships using the proportionate consolidation method.  Under this method, we consolidate our proportionate share of assets, liabilities, revenues and expenses of these limited partnerships.  Less than 5% of the Company’s consolidated total assets and total revenues are derived from oil and gas limited partnerships.  All significant intercompany transactions and balances associated with the consolidated operations have been eliminated.

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

Natural Gas Systems and Other Property and Equipment

Natural gas gathering and processing systems consist primarily of gas gathering pipelines, compressors and gas processing plants.  Other property and equipment consists primarily of field equipment and facilities, office equipment, leasehold improvements and vehicles.  Major renewals and betterments are capitalized while repairs and maintenance are charged to expense as incurred.  The cost of assets retired or otherwise disposed of and the applicable accumulated depreciation are removed from the accounts, and any gain or loss is included in operating income in the accompanying consolidated statements of operations and comprehensive income (loss).

Depreciation of natural gas gathering and processing systems and other property and equipment is computed on the straight-line method over the estimated useful lives of the assets, which generally range from 3 to 20 years.

Contract Drilling

We conduct contract drilling operations through Desta Drilling, a wholly owned subsidiary of CWEI.  Desta Drilling recognizes revenues and expenses from daywork drilling contracts as the work is performed, but defers revenues and expenses from footage or turnkey contracts until the well is substantially completed or until a loss, if any, on a contract is determinable.

Property and equipment, including buildings, major replacements, improvements, and capitalized interest on construction-in-progress, are capitalized and are depreciated using the straight-line method over estimated useful lives of 3 to 40 years.  Upon disposition, the costs and related accumulated depreciation of assets are eliminated from the accounts and the resulting gain or loss is recognized.

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

Asset Retirement Obligations

We recognize a liability for the present value of all legal obligations associated with the retirement of tangible, long-lived assets and capitalize an equal amount as a cost of the asset.  The cost associated with the asset retirement obligation, along with any estimated salvage value, is included in the computation of depreciation, depletion and amortization.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes

We utilize the asset and liability method to account for income taxes.  Under this method of accounting for income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in enacted tax rates is recognized in the consolidated statements of operations and comprehensive income (loss) in the period that includes the enactment date.  We also record any financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return.  Financial statement recognition of the tax position is dependent on an assessment of a 50% or greater likelihood that the tax position will be sustained upon examination, based on the technical merits of the position.  Any interest and penalties related to uncertain tax positions are recorded as interest expense.

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

Capitalization of Interest

Interest costs associated with our inventory of unproved oil and gas property lease acquisition costs are capitalized during the periods for which exploration activities are in progress.  During the years ended December 31, 2011, 2010 and 2009, we capitalized interest totaling approximately $729,000, $493,000 and $698,000, respectively.

Cash and Cash Equivalents

We consider all cash and highly liquid investments with original maturities of three months or less to be cash equivalents.

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted net income per share reflects the potential dilution that could occur if dilutive stock options were exercised, calculated using the treasury stock method.  The diluted net income per share calculations for 2011 and 2010 include changes in potential shares attributable to dilutive stock options.

Stock-Based Compensation

We measure and recognize compensation expense for all share-based payment awards, including employee stock options, based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods, if any.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Revenue Recognition and Gas Balancing

We utilize the sales method of accounting for oil, natural gas and natural gas liquids revenues whereby revenues, net of royalties, are recognized as the production is sold to purchasers.  The amount of gas sold may differ from the amount to which we are entitled based on our revenue interests in the properties.  We did not have any significant gas imbalance positions at December 31, 2011, 2010 or 2009.  Revenues from natural gas services are recognized as services are provided.

Comprehensive Income (Loss)

There were no differences between net income (loss) and comprehensive income (loss) in 2011, 2010 and 2009.

Concentration Risks

We sell our oil and natural gas production to various customers, serve as operator in the drilling, completion and operation of oil and gas wells, and enter into derivatives with various counterparties.  When management deems appropriate, we obtain letters of credit to secure amounts due from our principal oil and gas purchasers and follow other procedures to monitor credit risk from joint owners and derivatives counterparties.  Allowances for doubtful accounts at December 31, 2011 and 2010 relate to amounts due from joint interest owners.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU, No. 2011-04 (“ASU 2011-04”), “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurement requirements and changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  We anticipate the update will impact our fair value disclosures.  This update is effective during interim and annual periods beginning after December 15, 2011, at which time we will adopt the update.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”).  This ASU requires entities to report items of other comprehensive income on either part of a single contiguous statement of comprehensive income or in a separate statement of comprehensive income immediately following the statement of income. In December, 2011, the FASB issued an update to this pronouncement, ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income.  While early adoption is permitted, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively.  Presently, we do not have any transactions which require the reporting of comprehensive income; therefore, we do not anticipate any immediate impact from this pronouncement.

In December 2011 the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”).  ASU 2011-11 will require entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  Application of the ASU is required for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. At that time we will make the necessary disclosures.

3.                          Long-Term Debt

Long-term debt consists of the following:

	December 31,	December 31,
	2011	2010
	(In thousands)
7.75% Senior Notes due 2019, net of unamortized original issue discount of $465	$349,535	$—
7¾% Senior Notes due 2013	—	225,000
Revolving credit facility, due November 2015	180,000	160,000
	$529,535	$385,000

Aggregate maturities of long-term debt at December 31, 2011 are as follows: 2019 - $349.5 million net of unamortized original issue discount of $465,000, 2015- $180 million.

Senior Notes

In July 2005, we issued $225 million of aggregate principal amount of 7¾% Senior Notes due 2013 (“2013 Senior Notes”). The 2013 Senior Notes were issued at face value and bore interest at 7¾% per year, payable semi-annually on February 1 and August 1 of each year, beginning February 1, 2006.  In March 2011, we redeemed $143.2 million in aggregate principal amount of 2013 Senior Notes in a tender offer and recorded a $4.6 million loss on early extinguishment of long-term debt, consisting of a $2.8 million premium and a $1.8 million write-off of debt issuance costs.  On August 1, 2011, we called at par and redeemed in full the remaining $81.8 million of 2013 Senior Notes and recorded an additional $907,000 loss on early extinguishment of long-term debt related to the write-off of debt issuance costs.

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

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Indenture contains covenants that restrict our ability to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the 2019 Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant provides that we may only incur indebtedness if the ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) does not exceed certain ratios specified in the Indenture.  These covenants are subject to a number of important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at December 31, 2011.

Revolving Credit Facility

We have a credit facility with a syndicate of banks that provides for a revolving line of credit of up to $500 million, limited to the amount of a borrowing base as determined by the banks.  The borrowing base, which is based on the discounted present value of future net cash flows from oil and gas production, is redetermined by the banks semi-annually in May and November.  We or the banks may also request an unscheduled borrowing base redetermination at other times during the year.  If, at any time, the borrowing base is less than the amount of outstanding credit exposure under the revolving credit facility, we will be required to (1) provide additional security, (2) prepay the principal amount of the loans in an amount sufficient to eliminate the deficiency (or by a combination of such additional security and such prepayment eliminate such deficiency), or (3) prepay the deficiency in not more than five equal monthly installments plus accrued interest.  In November 2011, the banks increased the borrowing base to $475 million from $350 million.  At our election, the aggregate commitment from the banks remained unchanged at $350 million at December 31, 2011.  We may request an increase in the aggregate commitment up to the borrowing base at any time; however, each bank must consent to its allocable portion of such increase.  At December 31, 2011, after allowing for outstanding letters of credit totaling $4.1 million, we had $165.9 million available under the revolving credit facility based on existing commitments, plus an additional $125 million of borrowing base available upon approval by the lenders.

The revolving credit facility is collateralized primarily by 80% or more of the adjusted engineered value (as defined in the revolving credit facility) of our oil and gas interests evaluated in determining the borrowing base.  The obligations under the revolving credit facility are guaranteed by each of CWEI’s material domestic subsidiaries.

The revolving credit facility was amended in November 2011 to reduce interest rates and commitment fees.  At our election, annual interest rates under the revolving credit facility are determined by reference to (1) LIBOR plus an applicable margin between 1.75% and 2.75% per year (reduced from 2% and 3%) or (2) if an alternate base rate loan, the greatest of (A) the prime rate, (B) the federal funds rate plus 0.50%, or (C) one-month LIBOR plus 1% plus, if any of (A), (B) or (C), an applicable margin between 0.75% and 1.75% per year (reduced from 1% and 2%).  We also pay a commitment fee on the unused portion of the revolving credit facility at a rate between 0.375% and 0.50%.  The applicable margins are based on actual borrowings outstanding as a percentage of the borrowing base.  Interest and fees are payable no less often than quarterly.  The effective annual interest rate on borrowings under the revolving credit facility, excluding bank fees and amortization of debt issue costs, for the year ended December 31, 2011 was 2.7%.

The revolving credit facility also contains various covenants and restrictive provisions that may, among other things, limit our ability to sell assets, incur additional indebtedness, make investments or loans and create liens.  One such covenant requires that we maintain a ratio of consolidated current assets to consolidated current liabilities of at least 1 to 1.  Another financial covenant prohibits the ratio of our consolidated funded indebtedness to consolidated EBITDAX (determined as of the end of each fiscal quarter for the then most-recently ended four fiscal quarters) from being greater than 4 to 1.  The computations of consolidated current assets, current liabilities, EBITDAX and indebtedness are defined in the revolving credit facility.  We were in compliance with all financial and non-financial covenants at December 31, 2011.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.                          Asset Retirement Obligations

Changes in asset retirement obligations (“ARO”) for 2011 and 2010 are as follows:

	2011	2010
	(In thousands)
Beginning of year	$40,444	$38,412
Additional ARO from new properties	1,526	1,786
Sales or abandonments of properties	(4,425)	(2,057)
Accretion expense	2,757	2,623
Revisions of previous estimates	492	(320)
End of year	$40,794	$40,444

Our ARO is measured using primarily Level 3 inputs.  The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and well life.  The inputs are calculated based on historical data as well as current estimated costs.

5.                          Income Taxes

Deferred tax assets and liabilities are the result of temporary differences between the consolidated financial statement carrying values and the tax basis of assets and liabilities. Significant components of net deferred tax assets (liabilities) at December 31, 2011 and 2010 are as follows:

	2011	2010
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$54,124	$27,156
Fair value of derivatives	1,958	3,536
Statutory depletion carryforwards	7,359	7,075
Asset retirement obligations and other	21,165	16,451
	84,606	54,218
Deferred tax liabilities:
Property and equipment	(209,867)	(127,179)
	(209,867)	(127,179)
Net deferred tax liabilities	$(125,261)	$(72,961)

Components of net deferred tax liabilities:
Current assets	$8,948	$5,074
Non-current liabilities	(134,209)	(78,035)
	$(125,261)	$(72,961)

For the years ended December 31, 2011, 2010 and 2009, effective income tax rates were different than the statutory federal income tax rates for the following reasons:

	2011	2010	2009
	(In thousands)

Income tax expense (benefit) at statutory rate of 35%	$50,921	$20,150	$(63,020)
Tax depletion in excess of basis	(425)	(490)	(388)
Revision of previous tax estimates	217	8	(130)
State income taxes, net of federal tax effect	1,310	884	(655)
Other	119	82	97
Income tax expense (benefit)	$52,142	$20,634	$(64,096)

Current	$(408)	$375	$124
Deferred	52,550	20,259	(64,220)
Income tax expense (benefit)	$52,142	$20,634	$(64,096)

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We derive a tax deduction when employees and directors exercise options granted under our stock option plans.  To the extent these tax deductions are used to reduce currently payable taxes in any period, we record a tax benefit for the excess of the tax deduction over cumulative book compensation expense as additional paid-in capital and as a financing cash flow in the accompanying consolidated financial statements.  At December 31, 2011, our cumulative tax loss carryforwards were approximately $176.3 million, of which $21.8 million relates to excess tax benefits from exercise of stock options.  The cumulative tax loss carryforwards are scheduled to expire if not utilized between 2022 and 2026.

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The Company and its subsidiaries file federal income tax returns with the United States Internal Revenue Service (“IRS”) and state income tax returns in various state tax jurisdictions.  As a general rule, the Company’s tax returns for fiscal years after 2007 currently remain subject to examination by appropriate taxing authorities.  None of our income tax returns are under examination at this time.  We do not have any uncertain tax positions as of December 31, 2011 and 2010.

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to December 31, 2011.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps:

	Oil
	Bbls (a)	Price
Production Period:
1st Quarter 2012	444,000	$95.70
2nd Quarter 2012	410,000	$95.70
3rd Quarter 2012	384,000	$95.70
4th Quarter 2012	362,000	$95.70
	1,600,000

(a)          Excludes oil hedges covering 393,863 barrels of oil for production months from January 2012 through May 2016 at a price of $91.15 per barrel. These hedges cover production related to a volumetric production payment expected to be granted in connection with the proposed acquisition by our wholly owned subsidiary, Southwest Royalties, Inc., of 24 limited partnerships of which it is the general partner.

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of our commodity derivatives.  A $1 per barrel change in the price of oil and a $.50 per MMBtu change in the price of gas would change the fair value of our outstanding commodity derivatives at December 31, 2011 by approximately $2 million.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting for Derivatives

We did not designate any of our currently open commodity derivatives as cash flow hedges; therefore, all changes in the fair value of these contracts prior to maturity, plus any realized gains or losses at maturity, are recorded as other income (expense) in our consolidated statements of operations and comprehensive income (loss).  For the year ended December 31, 2011, we reported a $47 million net gain on derivatives, consisting of a $42.5 million realized gain for settled contracts and a $4.5 million unrealized gain related to changes in mark-to-market valuations.  For the year ended December 31, 2010, we reported a $722,000 net gain on derivatives, consisting of a $9.9 million realized gain for settled contracts and a $9.2 million unrealized loss related to changes in mark-to-market valuations.  For the year ended December 31, 2009, we reported a $17.4 million net loss on derivatives, consisting of a $15.9 million realized loss for settled contracts and a $1.5 million unrealized loss related to changes in mark-to-market valuations.

Effect of Derivative Instruments on the Consolidated Balance Sheets

	Fair Value of Derivative Instruments as of December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives not designated as hedging instruments:

Commodity derivatives	Fair value of derivatives:		Fair value of derivatives:
	Current	$—	Current	$5,633
	Non-current	—	Non-current	494
Total		$—		$6,127

	Fair Value of Derivative Instruments as of December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives not designated as hedging instruments:

Commodity derivatives	Fair value of derivatives:		Fair value of derivatives:
	Current	$—	Current	$7,224
	Non-current	—	Non-current	3,409
Total		$—		$10,633

Gross to Net Presentation Reconciliation of Derivative Assets and Liabilities

	December 31, 2011
	Assets	Liabilities
	(In thousands)
Fair value of derivatives — gross presentation	$26	$6,153
Effects of netting arrangements	(26)	(26)
Fair value of derivatives — net presentation	$—	$6,127

	December 31, 2010
	Assets	Liabilities
	(In thousands)
Fair value of derivatives — gross presentation	$16,051	$26,684
Effects of netting arrangements	(16,051)	(16,051)
Fair value of derivatives — net presentation	$—	$10,633

All of our derivative contracts are with JPMorgan Chase Bank, N.A.  We have elected to net the outstanding positions with this counterparty between current and noncurrent assets or liabilities since we have the right to settle these positions on a net basis.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss)

	Amount of Gain or (Loss) Recognized in Earnings
	Year Ended December 31, 2011
Location of Gain or (Loss) Recognized in Earnings	Realized	Unrealized	Total
	(In thousands)
Derivatives not designated as hedging instruments:

Commodity derivatives:
Other income (expense) - Gain (loss) on derivatives	$42,521	$4,506	$47,027
Total	$42,521	$4,506	$47,027

	Amount of Gain or (Loss) Recognized in Earnings
	Year Ended December 31, 2010
Location of Gain or (Loss) Recognized in Earnings	Realized	Unrealized	Total
	(In thousands)
Derivatives not designated as hedging instruments:

Commodity derivatives:
Other income (expense) - Gain (loss) on derivatives	$9,875	$(9,153)	$722
Total	$9,875	$(9,153)	$722

	Amount of Gain or (Loss) Recognized in Earnings
	Year Ended December 31, 2009
Location of Gain or (Loss) Recognized in Earnings	Realized	Unrealized	Total
	(In thousands)
Derivatives not designated as hedging instruments:

Commodity derivatives:
Other income (expense) - Gain (loss) on derivatives	$(15,936)	$(1,480)	$(17,416)
Total	$(15,936)	$(1,480)	$(17,416)

7.                          Fair Value of Financial Instruments

Cash and cash equivalents, receivables, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments.  Indebtedness under our secured bank credit facility was estimated to have a fair value approximating the carrying amount since the interest rate is generally market sensitive.  The estimated fair value of our 2019 Senior Notes at December 31, 2011 and 2010 was approximately $334.3 million and $226 million, respectively, based on market valuations.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The only financial assets and liabilities measured on a recurring basis at December 31, 2011 and 2010 were commodity derivatives. Information regarding these assets and liabilities at December 31, 2011 and 2010 is summarized below:

	December 31,
	2011	2010
	Significant Other
	Observable Inputs
Description	(Level 2)
	(In thousands)
Assets:
Fair value of commodity derivatives	$—	$—
Total assets	$—	$—

Liabilities:
Fair value of commodity derivatives	$6,127	$10,633
Total liabilities	$6,127	$10,633

8.                          Compensation Plans

Stock-Based Compensation

Initially, we reserved 86,300 shares of Common Stock for issuance under the Outside Directors Stock Option Plan (“Directors Plan”).  Since the inception of the Directors Plan, CWEI has issued options covering 52,000 shares of Common Stock at option prices ranging from $3.25 to $41.74 per share.  All outstanding options expire 10 years from the grant date and are fully exercisable upon issuance.  No options were granted under the Directors Plan in 2011 or 2010.  At December 31, 2011, 6,000 options were outstanding under this plan.  In December 2009, the Board reduced the number of shares available for issuance under the Directors Plan to a level sufficient to cover only the remaining outstanding shares.

The following table sets forth certain information regarding our stock option plans as of and for the year ended December 31, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(a)
Outstanding at January 1, 2011	15,000	$26.64
Exercised (b)	(9,000)	$25.15
Outstanding at December 31, 2011	6,000	$28.86	3.5	$282,100

Vested at December 31, 2011	6,000	$28.86	3.5	$282,100
Exercisable at December 31, 2011	6,000	$28.86	3.5	$282,100

(a)                        Based on closing price at December 31, 2011 of $75.88 per share.

(b)                       Cash received for options exercised totaled $226,380.

The following table summarizes information with respect to options outstanding at December 31, 2011, all of which were granted under the Directors Plan and are currently exercisable.

	Outstanding and Exercisable Options
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Life in
	Shares	Price	Years
Range of exercise prices:
$12.14	1,000	$12.14	1
$22.90 - $41.74	5,000	$32.21	4
	6,000	$28.86	3.5

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents certain information regarding stock-based compensation amounts for the years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009
	(In thousands, except per share)
Weighted average grant date fair value of options granted per share	$—	$—	$—
Intrinsic value of options exercised	$594	$261	$586

Non-Equity Award Plans

The Compensation Committee of the Board has adopted an after-payout (“APO”) incentive plan (the “APO Incentive Plan”) for officers, key employees and consultants who promote our drilling and acquisition programs.  The Compensation Committee’s objective in adopting this plan is to further align the interests of the participants with ours by granting the participants an APO interest in the production developed, directly or indirectly, by the participants.  The plan generally provides for the creation of a series of partnerships or participation arrangements, which are treated as partnerships for tax purposes (“APO Partnerships”), between us and the participants, to which we contribute a portion of our economic interest in wells drilled or acquired within certain areas.  Generally, we pay all costs to acquire, drill and produce applicable wells and receive all revenues until we have recovered all of our costs, plus interest (“payout”).  At payout, the participants receive 99% to 100% of all subsequent revenues and pay 99% to 100% of all subsequent expenses attributable to the economic interests that are subject to the APO Partnerships.  Between 5% and 7.5% of our economic interests in specified wells drilled or acquired by us subsequent to October 2002 are subject to the APO Incentive Plan.  We record our allocable share of the assets, liabilities, revenues, expenses and oil and gas reserves of these APO Partnerships in our consolidated financial statements.  Participants in the APO Incentive Plan are immediately vested in all future amounts payable under the plan.  The non-current portion of accrued liabilities related to non-equity award plans is included in other non-current liabilities in our balance sheet.

The Compensation Committee has also adopted an APO reward plan (the “APO Reward Plan”) which offers eligible officers, key employees and consultants the opportunity to receive bonus payments that are based on certain profits derived from a portion of our working interest in specified areas where we are conducting drilling and production enhancement operations.  The wells subject to an APO Reward Plan are not included in the APO Incentive Plan.  Likewise, wells included in the APO Incentive Plan are not included in the APO Reward Plan.  Although conceptually similar to the APO Incentive Plan, the APO Reward Plan is a compensatory bonus plan through which we pay participants a bonus equal to a portion of the APO cash flows received by us from our working interest in wells in a specified area.  Unlike the APO Incentive Plan, however, participants in the APO Reward Plan are not immediately vested in all future amounts payable under the plan.  To date, we have granted awards under the APO Reward Plan in 13 specified areas, each of which established a quarterly bonus amount equal to 7% or 10% of the APO cash flow from wells drilled or recompleted in the respective areas after the effective date set forth in each plan, which dates range from January 1, 2007 to April 1, 2011.  Under these 13 awards, one award fully vested November 4, 2011, while the full vesting dates for future amounts payable under the plan for three awards are August 9, 2012, three awards are May 5, 2013, and six awards are June 1, 2013.

In January 2007, we granted awards under the Southwest Royalties Reward Plan (the “SWR Reward Plan”), a one-time incentive plan which established a quarterly bonus amount for participants equal to the after-payout cash flow from a 22.5% working interest in one well.  Under the plan, two-thirds of the quarterly bonus amount was payable to the participants until the full vesting date of October 25, 2011.  After the full vesting date, the deferred portion of the quarterly bonus amount, with interest of 4.83% per year, as well as 100% of all subsequent quarterly bonus amounts, are payable to participants.

To continue as a participant in the APO Reward Plan or the SWR Reward Plan, participants must remain in the employment or service of the Company through the full vesting date established for each plan.  The full vesting date may be accelerated in the event of a change of control or sale transaction, as defined in the plan documents.

We recognize compensation expense related to the APO Partnerships based on the estimated value of economic interests conveyed to the participants.  Estimated compensation expense applicable to the APO Reward Plan and SWR Reward Plan is recognized over the applicable vesting periods, which range from two years to five years.  We recorded compensation expense of $12.9 million in 2011, $13.9 million in 2010, and $2.8 million in 2009 in connection with all non-equity award plans.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.                          Transactions with Affiliates

The Company and other entities (the “Williams Entities”) controlled by Mr. Williams are parties to an agreement (the “Service Agreement”) pursuant to which the Company furnishes services to, and receives services from, such entities.  Under the Service Agreement, as amended from time to time, CWEI provides legal, computer, payroll and benefits administration, insurance administration, tax preparation services, tax planning services, and financial and accounting services to the Williams Entities, as well as technical services with respect to certain oil and gas properties owned by the Williams Entities.  The Williams Entities provide business entertainment to or for the benefit of CWEI.  The following table summarizes the charges to and from the Williams Entities for the years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009
	(In thousands)
Amounts received from the Williams Entities:
Service Agreement:
Services	$566	$513	$519
Insurance premiums and benefits	821	859	826
Reimbursed expenses	371	319	300
	$1,758	$1,691	$1,645
Amounts paid to the Williams Entities:
Rent(a)	$843	$811	$895
Service Agreement:
Business entertainment(b)	116	116	116
Reimbursed expenses	289	146	128
	$1,248	$1,073	$1,139

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

10.                   Sales of Assets and Impairments of Inventory

Net gains and losses on sales of assets and impairments of inventory for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
	(In thousands)

Gain on sales of assets	$15,744	$3,680	$796

Loss on sales of assets and impairment of inventory:
Loss on sales of assets	(945)	(1,655)	(348)
Impairment of inventory	(721)	(95)	(4,934)
	(1,666)	(1,750)	(5,282)

Net gain (loss)	$14,078	$1,930	$(4,486)

In February 2011, we sold two 2,000 horsepower drilling rigs and related equipment for $22 million of total consideration.  Proceeds from the sale consisted of $11 million cash and an $11 million promissory note due June 2012.  In connection with the sale, we recorded a gain of $13.2 million.  We also sold certain interests in two prospects in South Louisiana and recorded a gain of $852,000.

In June 2010, we sold our interests in 22 operated and 76 non-operated producing wells in North Louisiana for net proceeds of $73.1 million, after giving effect to customary closing adjustments and the allocation of approximately $2 million of proceeds to applicable APO Partnerships (see Note 8), resulting in a loss on the sale of approximately $1.4 million.  Proceeds from the sale were used to repay indebtedness under our revolving credit facility.  The assets that were sold in this transaction represented substantially all of our proved oil and gas properties in North Louisiana

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

but did not meet the criteria for treatment as discontinued operations under applicable accounting standards.  Additionally in August 2010, we sold our interest in a non-operated well and related leasehold interests in North Louisiana for net proceeds of $2.9 million, all of which was recorded as a gain on sale of assets.

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

11.                   Commitments and Contingencies

Leases

We lease office space from affiliates and nonaffiliates under noncancelable operating leases.  Rental expense pursuant to the office leases amounted to $1 million, $1 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum payments under noncancelable leases at December 31, 2011, are as follows:

	Leases
	Capital(a)	Operating(b)	Total
	(In thousands)

2012	$1,104	$3,835	$4,939
2013	702	3,804	4,506
2014	197	3,644	3,841
Thereafter	—	7,327	7,327
Total minimum lease payments	$2,003	$18,610	$20,613

(a)          Relates to vehicle leases.

(b)         Includes leases for two drilling rigs.

Legal Proceedings

CWEI is a defendant in several lawsuits that have arisen in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect any of these to have a material adverse effect on our consolidated financial condition or results of operations.

Proposed Mergers to Acquire Southwest Royalties Partnerships

In October 2011, our wholly owned subsidiary, Southwest Royalties, Inc. (“SWR”), entered into merger agreements with 24 limited partnerships of which SWR is the general partner (the “SWR Partnerships”) pursuant to which each of the SWR Partnerships that approves the merger will merge into SWR, and the partnership interests of the SWR Partnerships, other than those interests owned by SWR, will be converted into the right to receive cash.  SWR will not receive any cash payment for its partnership interests in the SWR Partnerships; however, as a result of each merger, SWR will acquire 100% of the assets and liabilities of each SWR Partnership that approves the merger.  Each of the mergers is subject to customary closing conditions, including approval by the limited partners of each of the SWR Partnerships.  The merger consideration will be 100% cash, and is expected to be approximately $40.2 million in the aggregate.  We expect to obtain the funds to finance the aggregate merger consideration by conveying a volumetric production payment (“VPP”) on certain properties acquired in the proposed mergers to a third party.  The final terms of the VPP will not be determined until immediately prior to the closing of the mergers.  The closing of the mergers is not conditioned on our receiving proceeds from the VPP or any other financing condition.

12.                   Impairment of Property and Equipment

We impair our long-lived assets, including oil and gas properties and contract drilling equipment, when estimated undiscounted future net cash flows of an asset are less than its carrying value.  The amount of any such impairment is recognized based on the difference between the carrying value and the estimated fair value of the asset.  We categorize the measurement of fair value of these assets as Level 3 inputs.  We estimate the fair value of the impaired property by applying weighting factors to fair values determined under three different methods: discounted

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cash flow method, flowing daily production method and proved reserves per BOE method.  We then assign applicable weighting factors based on the relevant facts and circumstances.  We recorded provisions for impairment of proved properties triggered by a combination of well performance and lower reserve estimates due to performance and changes in oil and gas prices aggregating $10.4 million in 2011, $11.9 million in 2010, and $27 million in 2009 to reduce the carrying value of those properties to their estimated fair values.  The 2011 provision related to $10.4 million for certain non-core properties in the Permian Basin and other non-core areas.  The 2010 provision related primarily to $11.1 million for certain non-core properties in the Permian Basin.  The 2009 provision related primarily to $21.6 million for certain properties in South Louisiana.

Unproved properties are nonproducing and do not have estimable cash flow streams.  Therefore, we estimate the fair value of individually significant prospects by obtaining, when available, information about recent market transactions in the vicinity of the prospects and adjust the market data as needed to give consideration to location of the prospects to known fields and reservoirs, the extent of geological and geophysical data on the prospects, the remaining terms of leases holding the acreage in the prospects, recent drilling results in the vicinity of the prospects, and other risk-related factors such as drilling and completion costs, estimated product prices and other economic factors.  Individually insignificant prospects are grouped and impaired based on remaining lease terms and our historical experience with similar prospects.  Based on the assessments previously discussed, we will impair our unproved oil and gas properties when we determine that a prospect’s carrying value exceed its estimated fair value.  We categorize the measurement of fair value of these assets as Level 3 inputs. We recorded provisions for impairment of unproved properties aggregating $6.2 million, $7.8 million and $36.1 million in 2011, 2010 and 2009, respectively, and charged these impairments to exploration costs in the accompanying consolidated statements of operations and comprehensive income (loss).

13.                   Quarterly Financial Data (Unaudited)

The following table summarizes results for each of the four quarters in the years ended December 31, 2011 and 2010.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share)

Year ended December 31, 2011:
Total revenues	$109,173	$109,543	$101,064	$106,648	$426,428
Operating income	$44,036	$45,258	$32,878	$9,633	$131,805
Net income (loss)(a)	$(7,875)	$42,668	$74,523	$(15,493)	$93,823

Net income (loss) per common share(b):
Basic	$(.65)	$3.51	$6.13	$(1.27)	$7.72
Diluted	$(.65)	$3.51	$6.13	$(1.27)	$7.71

Weighted average common shares outstanding:
Basic	12,156	12,162	12,163	12,163	12,161
Diluted	12,156	12,163	12,163	12,163	12,162

Year ended December 31, 2010:
Total revenues	$79,831	$77,483	$85,232	$89,085	$331,631
Operating income	$20,873	$5,853	$27,083	$24,135	$77,944
Net income (loss)(a)	$16,675	$13,963	$11,623	$(5,323)	$36,938

Net income (loss) per common share(b):
Basic	$1.37	$1.15	$.96	$(.44)	$3.04
Diluted	$1.37	$1.15	$.96	$(.44)	$3.04

Weighted average common shares outstanding:
Basic	12,146	12,146	12,146	12,153	12,148
Diluted	12,146	12,146	12,146	12,153	12,148

(a)

The Company recorded a $4.4 million charge for impairment of property and equipment in the second quarter of 2011, a $5 million charge in the third quarter of 2011, and a $900,000 charge in the fourth quarter of 2011. The Company recorded an $11.1 million charge for impairment of property and equipment in the second quarter of 2010 and an $800,000 charge in the third quarter of 2010.

(b)

The sum of the individual quarterly net income (loss) per share amounts may not agree to the total for the year since each period’s computation is based on the weighted average number of common shares outstanding during each period.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.                   Costs of Oil and Gas Properties

The following table sets forth certain information with respect to costs incurred in connection with the Company’s oil and gas producing activities during the years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009
	(In thousands)

Property acquisitions:
Proved	$—	$9,556	$—
Unproved	61,236	29,680	12,558
Developmental costs	328,418	238,197	86,672
Exploratory costs	27,425	7,528	32,758
Total	$417,079	$284,961	$131,988

The following table sets forth the capitalized costs for oil and gas properties as of December 31, 2011 and 2010.

	2011	2010
	(In thousands)

Proved properties	$2,021,181	$1,655,217
Unproved properties	81,904	52,035
Total capitalized costs	2,103,085	1,707,252
Accumulated depreciation, depletion and amortization	(1,095,197)	(983,119)
Net capitalized costs	$1,007,888	$724,133

15.                   Segment Information

We have two reportable operating segments, which are oil and gas exploration and production and contract drilling services. The following tables present selected financial information regarding our operating segments for 2011, 2010 and 2009.

		Contract	Intercompany	Consolidated
For the Year Ended December 31, 2011	Oil and Gas	Drilling	Eliminations	Total
	(In thousands)

Revenues	$422,368	$52,716	$(48,656)	$426,428
Depreciation, depletion and amortization(a)	112,863	12,214	(9,842)	115,235
Other operating expenses(b)	174,027	44,318	(38,957)	179,388
Interest expense	32,919	—	—	32,919
Other (income) expense	(33,280)	(13,799)	—	(47,079)
Income (loss) before income taxes	135,839	9,983	143	145,965

Income tax (expense) benefit	(48,648)	(3,494)	—	(52,142)
Net income (loss)	87,191	6,489	143	93,823
Less (income) loss attributable to noncontrolling interest, net of tax	—	—	—	—
Net income (loss) attributable to Clayton Williams Energy, Inc.	$87,191	$6,489	$143	$93,823
Total assets	$1,178,725	$62,846	$(15,300)	$1,226,271
Additions to property and equipment	$429,142	$17,578	$143	$446,863

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Contract	Intercompany	Consolidated
For the Year Ended December 31, 2010	Oil and Gas	Drilling	Eliminations	Total
	(In thousands)

Revenues	$331,631	$35,269	$(35,269)	$331,631
Depreciation, depletion and amortization(a)	111,353	10,044	(8,344)	113,053
Other operating expenses(b)	139,514	26,614	(25,494)	140,634
Interest expense	24,397	5	—	24,402
Other (income) expense	(4,030)	—	—	(4,030)
Income (loss) before income taxes	60,397	(1,394)	(1,431)	57,572

Income tax (expense) benefit	(21,122)	488	—	(20,634)
Net income (loss)	39,275	(906)	(1,431)	36,938
Less (income) loss attributable to noncontrolling interest, net of tax	—	—	—	—
Net income (loss) attributable to Clayton Williams Energy, Inc.	$39,275	$(906)	$(1,431)	$36,938
Total assets	$854,621	$37,727	$(1,431)	$890,917
Additions to property and equipment	$286,285	$16,953	$—	$303,238

		Contract	Intercompany	Consolidated
For the Year Ended December 31, 2009	Oil and Gas	Drilling	Eliminations	Total
	(In thousands)
Revenues	$249,280	$27,000	$(20,319)	$255,961
Depreciation, depletion and amortization(a)	154,328	38,027	(3,557)	188,798
Other operating expenses(b)	214,282	11,054	(16,748)	208,588
Interest expense	22,267	1,491	—	23,758
Other (income) expense	14,873	—	—	14,873
Income (loss) before income taxes	(156,470)	(23,572)	(14)	(180,056)

Income tax (expense) benefit	55,864	8,232	—	64,096
Net income (loss)	(100,606)	(15,340)	(14)	(115,960)
Less (income) loss attributable to noncontrolling interest, net of tax	783	(2,238)	—	(1,455)
Net income (loss) attributable to Clayton Williams Energy, Inc.	$(99,823)	$(17,578)	$(14)	$(117,415)
Total assets	$773,631	$42,623	$(31,650)	$784,604
Additions to property and equipment	$133,860	$4,696	$—	$138,556

(a)                Includes impairment of property and equipment.

(b)               Includes the following expenses:  production, exploration, natural gas services, drilling rig services, accretion of asset retirement obligations, general and administrative and loss on sales of assets and impairment of inventory.

16.                   Guarantor Financial Information

In March and April 2011, we issued $350 million of aggregate principal amount of 2019 Senior Notes (see Note 3).  Presented below is condensed consolidated financial information of the Issuer and the Issuer’s material wholly owned subsidiaries, all of which have jointly and severally, irrevocably and unconditionally guaranteed the performance and payment when due of all obligations under the 2019 Senior Notes and are referred to as “Guarantor Subsidiaries” in the following condensed consolidating financial statements.  We have reclassified amounts in the previously reported condensed consolidating financial statements, in this Note 16, between the Issuer and the Guarantor to conform to the current year presentation, which includes reclassifying a non-guarantor subsidiary that became a guarantor during the year, applying equity-method accounting for the investment in subsidiaries at the Issuer, and allocating appropriate income taxes to the guarantor subsidiaries.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The financial information on the following pages sets forth the Company’s condensed consolidating financial statements as of and for the periods indicated.

Condensed Consolidating Balance Sheet

December 31, 2011

(Dollars in thousands)

		Guarantor	Adjustments/
	Issuer	Subsidiaries	Eliminations	Consolidated

Current assets	$142,102	$164,515	$(163,674)	$142,943

Property and equipment, net	737,562	329,989	—	1,067,551

Investments in subsidiaries	271,342	—	(271,342)	—

Other assets	13,538	2,239	—	15,777

Total assets	$1,164,544	$496,743	$(435,016)	$1,226,271

Current liabilities	$233,729	$86,175	$(163,674)	$156,230
Non-current liabilities:
Long-term debt	529,535	—	—	529,535
Fair value of derivatives	494	—	—	494
Deferred income taxes	141,923	111,662	(119,376)	134,209
Other	34,738	27,564	—	62,302
	706,690	139,226	(119,376)	726,540

Equity	224,125	271,342	(151,966)	343,501

Total liabilities and equity	$1,164,544	$496,743	$(435,016)	$1,226,271

Condensed Consolidating Balance Sheet

December 31, 2010

(Dollars in thousands)

		Guarantor	Adjustments/
	Issuer	Subsidiaries	Eliminations	Consolidated

Current assets	$164,630	$138,288	$(189,097)	$113,821

Property and equipment, net	430,870	336,219	—	767,089

Investments in subsidiaries	232,409	—	(232,409)	—

Other assets	9,837	170	—	10,007

Total assets	$837,746	$474,677	$(421,506)	$890,917

Current liabilities	$201,031	$121,786	$(189,097)	$133,720
Non-current liabilities:
Long-term debt	385,000	—	—	385,000
Fair value of derivatives	3,409	—	—	3,409
Deferred income taxes	102,933	94,416	(119,314)	78,035
Other	15,235	26,066	—	41,301
	506,577	120,482	(119,314)	507,745

Equity	130,138	232,409	(113,095)	249,452

Total liabilities and equity	$837,746	$474,677	$(421,506)	$890,917

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Year Ended December 31, 2011

(Dollars in thousands)

		Guarantor	Adjustments/
	Issuer	Subsidiaries	Eliminations	Consolidated

Total revenue	$280,359	$147,015	$(946)	$426,428
Costs and expenses	191,012	104,557	(946)	294,623
Operating income (loss)	89,347	42,458	—	131,805

Other income (expense)	6,816	7,344	—	14,160

Equity in earnings of subsidiaries	32,371	—	(32,371)	—

Income tax (expense) benefit	(34,711)	(17,431)	—	(52,142)

Net income (loss)	$93,823	$32,371	$(32,371)	$93,823

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Year Ended December 31, 2010

(Dollars in thousands)

		Guarantor	Adjustments/
	Issuer	Subsidiaries	Eliminations	Consolidated

Total revenue	$209,046	$123,396	$(811)	$331,631
Costs and expenses	166,846	87,652	(811)	253,687
Operating income (loss)	42,200	35,744	—	77,944

Other income (expense)	(26,801)	6,429	—	(20,372)

Equity in earnings of subsidiaries	27,412	—	(27,412)	—

Income tax (expense) benefit	(5,873)	(14,761)	—	(20,634)

Net income (loss)	$36,938	$27,412	$(27,412)	$36,938

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Year Ended December 31, 2009

(Dollars in thousands)

		Guarantor	Adjustments/
	Issuer	Subsidiaries	Eliminations	Consolidated

Total revenue	$148,347	$108,715	$(1,101)	$255,961
Costs and expenses	254,655	143,832	(1,101)	397,386
Operating income (loss)	(106,308)	(35,117)	—	(141,425)

Other income (expense)	(42,820)	4,189	—	(38,631)

Equity in earnings of subsidiaries	(20,103)	—	20,103	—

Income tax (expense) benefit	53,271	10,825	—	64,096
Noncontrolling interest, net of tax	(1,455)	—	—	(1,455)

Net income (loss)	$(117,415)	$(20,103)	$20,103	$(117,415)

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2011

(Dollars in thousands)

		Guarantor	Adjustments/
	Issuer	Subsidiaries	Eliminations	Consolidated

Operating activities	$209,886	$60,319	$9,842	$280,047
Investing activities	(389,681)	(5,390)	(9,842)	(404,913)
Financing activities	186,994	(53,323)	—	133,671

Net increase (decrease) in cash and cash equivalents	7,199	1,606	—	8,805

Cash at the beginning of the period	5,040	3,680	—	8,720

Cash at end of the period	$12,239	$5,286	$—	$17,525

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2010

(Dollars in thousands)

		Guarantor	Adjustments/
	Issuer	Subsidiaries	Eliminations	Consolidated

Operating activities	$114,960	$84,947	$8,344	$208,251
Investing activities	(161,742)	(33,697)	(8,344)	(203,783)
Financing activities	39,983	(49,744)	—	(9,761)

Net increase (decrease) in cash and cash equivalents	(6,799)	1,506	—	(5,293)

Cash at the beginning of the period	11,839	2,174	—	14,013

Cash at end of the period	$5,040	$3,680	$—	$8,720

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2009

(Dollars in thousands)

		Guarantor	Adjustments/
	Issuer	Subsidiaries	Eliminations	Consolidated

Operating activities	$(28,867)	$130,047	$3,531	$104,711
Investing activities	(186,872)	21,805	(3,531)	(168,598)
Financing activities	192,197	(155,496)	—	36,701

Net increase (decrease) in cash and cash equivalents	(23,542)	(3,644)	—	(27,186)

Cash at the beginning of the period	35,381	5,818	—	41,199

Cash at end of the period	$11,839	$2,174	$—	$14,013

17.      Subsequent Events

We have evaluated events and transactions that occurred after the balance sheet date of December 31, 2011 and have determined that no events or transactions have occurred that would require recognition in the consolidated financial statements or disclosures in these notes to the consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.      Oil and Gas Reserve Information (Unaudited)

The estimates of proved oil and gas reserves utilized in the preparation of the consolidated financial statements were prepared by independent petroleum engineers.  Such estimates are in accordance with guidelines established by the SEC and the FASB.  All of our reserves are located in the United States.  For information about our results of operations from oil and gas activities, see the accompanying consolidated statements of operations and comprehensive income (loss).

We emphasize that reserve estimates are inherently imprecise.  Accordingly, the estimates are expected to change as more current information becomes available.  In addition, a portion of our proved reserves are classified as proved developed nonproducing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

We did not have any capital costs relating to exploratory wells pending the determination of proved reserves for the years ended December 31, 2011, 2010 and 2009.

The following table sets forth estimated proved oil and gas reserves together with the changes therein (oil in MBbls, gas in MMcf, gas converted to MBOE by dividing MMcf by six) for the years ended December 31, 2011, 2010 and 2009.

	Oil	Gas	MBOE
Proved reserves:
December 31, 2008	20,776	103,929	38,098
Revisions	297	(15,898)	(2,353)
Extensions and discoveries	2,985	4,021	3,655
Production	(3,105)	(15,949)	(5,763)
December 31, 2009	20,953	76,103	33,637
Revisions	1,511	4,628	2,282
Extensions and discoveries	18,969	25,343	23,193
Purchases of minerals-in-place	317	190	349
Sales of minerals-in-place	(268)	(16,017)	(2,937)
Production	(3,667)	(10,750)	(5,459)
December 31, 2010	37,815	79,497	51,065
Revisions	(1,802)	(1,227)	(2,007)
Extensions and discoveries	17,570	19,864	20,881
Sales of minerals-in-place	(45)	(664)	(156)
Production	(4,002)	(8,594)	(5,434)
December 31, 2011	49,536	88,876	64,349

Proved developed reserves:
December 31, 2009	16,779	70,840	28,586
December 31, 2010	24,570	59,409	34,472
December 31, 2011	28,962	61,811	39,264

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net downward revisions of 2,007 MBOE consisted of downward revisions of 6,979 MBOE related to performance and upward revisions of 4,972 MBOE related to pricing.  Upward revisions of 4,972 MBOE were attributable to the effects of higher product prices on the estimated quantities of proved reserves.  Downward performance revisions related primarily to the Permian Basin and included the reclassification of 1,190 MBOE of Permian Basin reserves from proved undeveloped to probable.

The standardized measure of discounted future net cash flows relating to estimated proved reserves as of December 31, 2011, 2010 and 2009 was as follows:

	2011	2010	2009
	(In thousands)

Future cash inflows	$4,701,004	$3,058,637	$1,311,330
Future costs:
Production	(1,558,067)	(1,127,744)	(588,564)
Development	(510,709)	(308,420)	(86,918)
Income taxes	(757,253)	(455,980)	(119,343)
Future net cash flows	1,874,975	1,166,493	516,505
10% discount factor	(936,462)	(482,055)	(152,232)
Standardized measure of discounted net cash flows	$938,513	$684,438	$364,273

Changes in the standardized measure of discounted future net cash flows relating to estimated proved reserves for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
	(In thousands)

Standardized measure, beginning of period	$684,438	$364,273	$405,166
Net changes in sales prices, net of production costs	206,357	192,193	12,007
Revisions of quantity estimates	(53,089)	56,190	(34,419)
Accretion of discount	99,028	45,963	51,123
Changes in future development costs, including development costs incurred that reduced future development costs	84,638	39,689	33,217
Changes in timing and other	(45,055)	20,839	(31,567)
Net change in income taxes	(130,562)	(210,090)	15,457
Future abandonment cost, net of salvage	925	(1,107)	(5,075)
Extensions and discoveries	399,068	441,719	89,546
Sales, net of production costs	(305,769)	(244,792)	(171,182)
Purchases of minerals-in-place	—	9,290	—
Sales of minerals-in-place	(1,466)	(29,729)	—
Standardized measure, end of period	$938,513	$684,438	$364,273

The estimated present value of future cash flows relating to estimated proved reserves is extremely sensitive to prices used at any measurement period.  The average prices used for each commodity for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Average Price
	Oil (a)	Gas
As of December 31:
2011 (b)	$87.61	$5.31
2010 (b)	$72.36	$5.44
2009 (b)	$54.81	$3.71

(a)                Includes natural gas liquids.

(b)               Average prices for December 31, 2011, 2010 and 2009 were based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period from January through December during each respective calendar year.

CLAYTON WILLIAMS ENERGY, INC.

Schedule II — Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning of			End of
Description	Period	Additions(a)	Deductions(b)	Period
	(In thousands)

Year Ended December 31, 2011:
Allowance for doubtful accounts - Joint interest and other	$1,273	$100	$(158)	$1,215

Year Ended December 31, 2010:
Allowance for doubtful accounts - Joint interest and other	$1,273	$—	$—	$1,273

Year Ended December 31, 2009:
Allowance for doubtful accounts - Joint interest and other	$1,387	$—	$(114)	$1,273

(a)    Additions relate to provisions for doubtful accounts.

(b)   Deductions relate to the write-off or recovery of the provisions for doubtful accounts.

S-1