Form 10-Q
period 2012-03-31
CLAYTON WILLIAMS ENERGY INC /DE
filed 2012-05-04
CIK 880115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were 12,163,536 shares of Common Stock, $.10 par value, of the registrant outstanding as of May 2, 2012.

CLAYTON WILLIAMS ENERGY, INC.

PART I.  FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

Item 1 -          Financial Statements

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$32,043	$17,525
Accounts receivable:
Oil and gas sales	43,641	41,282
Joint interest and other, net	15,123	14,517
Affiliates	786	990
Inventory	55,288	44,868
Deferred income taxes	6,734	8,948
Prepaids and other	15,986	14,813
	169,601	142,943
PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	2,252,587	2,103,085
Natural gas gathering and processing systems	30,266	26,040
Contract drilling equipment	82,600	75,956
Other	20,375	19,134
	2,385,828	2,224,215
Less accumulated depreciation, depletion and amortization	(1,190,055)	(1,156,664)
Property and equipment, net	1,195,773	1,067,551

OTHER ASSETS
Debt issue costs, net	11,167	11,644
Fair value of derivatives	1,417	—
Investments and other	4,227	4,133
	16,811	15,777
	$1,382,185	$1,226,271

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2012	2011
	(Unaudited)
CURRENT LIABILITIES
Accounts payable:
Trade	$82,834	$98,645
Oil and gas sales	34,854	37,409
Affiliates	1,897	1,501
Fair value of derivatives	10,036	5,633
Accrued liabilities and other	20,545	13,042
	150,166	156,230
NON-CURRENT LIABILITIES
Long-term debt	624,547	529,535
Deferred income taxes	136,239	134,209
Fair value of derivatives	—	494
Asset retirement obligations	48,440	40,794
Deferred revenue from volumetric production payment	43,559	—
Accrued compensation under non-equity award plans	27,038	20,757
Other	916	751
	880,739	726,540
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share, authorized — 3,000,000 shares; none issued	—	—
Common stock, par value $.10 per share, authorized — 30,000,000 shares: issued and outstanding — 12,163,536 shares in 2012 and 2011	1,216	1,216
Additional paid-in capital	152,515	152,515
Retained earnings	197,549	189,770
	351,280	343,501
	$1,382,185	$1,226,271

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share)

	Three Months Ended
	March 31,
	2012	2011
REVENUES
Oil and gas sales	$107,030	$94,932
Natural gas services	350	409
Drilling rig services	1,552	260
Gain on sales of assets	137	13,572
Total revenues	109,069	109,173

COSTS AND EXPENSES
Production	29,055	24,820
Exploration:
Abandonments and impairments	1,340	877
Seismic and other	2,012	1,278
Natural gas services	258	263
Drilling rig services	2,430	786
Depreciation, depletion and amortization	31,232	23,744
Accretion of asset retirement obligations	699	674
General and administrative	15,015	12,499
Loss on sales of assets and impairment of inventory	233	196
Total costs and expenses	82,274	65,137

Operating income	26,795	44,036

OTHER INCOME (EXPENSE)
Interest expense	(8,763)	(6,412)
Loss on early extinguishment of long-term debt	—	(4,594)
Loss on derivatives	(6,909)	(46,345)
Other	900	1,087
Total other income (expense)	(14,772)	(56,264)

Income (loss) before income taxes	12,023	(12,228)
Income tax (expense) benefit	(4,244)	4,353
NET INCOME (LOSS)	$7,779	$(7,875)

Net income (loss) per common share:
Basic	$0.64	$(0.65)
Diluted	$0.64	$(0.65)

Weighted average common shares outstanding:
Basic	12,164	12,156
Diluted	12,164	12,156

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional		Total
	No. of	Par	Paid-In	Retained	Stockholders’
	Shares	Value	Capital	Earnings	Equity
BALANCE,
December 31, 2011	12,164	$1,216	$152,515	$189,770	$343,501
Net income	—	—	—	7,779	7,779

BALANCE,
March 31, 2012	12,164	$1,216	$152,515	$197,549	$351,280

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,779	$(7,875)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	31,232	23,744
Exploration costs	1,340	877
(Gain) loss on sales of assets and impairment of inventory, net	96	(13,376)
Deferred income tax expense (benefit)	4,244	(4,353)
Non-cash employee compensation	6,257	7,401
Unrealized loss on derivatives	2,493	44,627
Amortization of debt issue costs and original issue discount	508	568
Accretion of asset retirement obligations	699	674
Loss on early extinguishment of long-term debt	—	4,594
Amortization of deferred revenue from volumetric production payment	(864)	—

Changes in operating working capital:
Accounts receivable	(2,762)	(5,721)
Accounts payable	(6,772)	(11,954)
Other	8,083	(5,915)
Net cash provided by operating activities	52,333	33,291

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(164,845)	(82,993)
Proceeds from volumetric production payment	44,423	—
Proceeds from sales of assets	1	11,002
Change in equipment inventory	(12,326)	10,516
Other	(68)	(120)
Net cash used in investing activities	(132,815)	(61,595)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	95,000	293,000
Repayments of long-term debt	—	(256,165)
Premium on early extinguishment of long-term debt	—	(2,765)
Proceeds from exercise of stock options	—	26
Net cash provided by financing activities	95,000	34,096

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,518	5,792

CASH AND CASH EQUIVALENTS
Beginning of period	17,525	8,720
End of period	$32,043	$14,512

SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$1,432	$1,061

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

The consolidated financial statements include the accounts of CWEI and its wholly-owned subsidiaries.  We account for our undivided interest in oil and gas limited partnerships using the proportionate consolidation method.  Under this method, we consolidate our proportionate share of assets, liabilities, revenues and expenses of such limited partnerships.  Less than 5% of our consolidated total assets and total revenues are derived from oil and gas limited partnerships.  All significant intercompany transactions and balances associated with the consolidated operations have been eliminated.  Certain reclassifications of prior year financial statement amounts have been made to conform to current year presentations.

In the opinion of management, our unaudited consolidated financial statements as of March 31, 2012 and for the interim periods ended March 31, 2012 and 2011 include all adjustments that are necessary for a fair presentation in accordance with GAAP.  These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2011.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.                          Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2012	2011
	(In thousands)

7.75% Senior Notes due 2019, net of unamortized original issue discount of $453 in 2012 and $465 in 2011	$349,547	$349,535
Revolving credit facility, due November 2015	275,000	180,000
	$624,547	$529,535

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

The Indenture contains covenants that restrict our ability to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the 2019 Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant provides that we may only incur indebtedness if the ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) does not exceed certain ratios specified in the Indenture.  These covenants are subject to a number of important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at March 31, 2012.

Revolving Credit Facility

We have a credit facility with a syndicate of banks that provides for a revolving line of credit of up to $500 million, limited to the amount of a borrowing base as determined by the banks.  The borrowing base, which is based on the discounted present value of future net cash flows from oil and gas production, is redetermined by the banks semi-annually in May and November.  We or the banks may also request an unscheduled borrowing base redetermination at other times during the year.  If, at any time, the borrowing base is less than the amount of outstanding credit exposure under the revolving credit facility, we will be required to (1) provide additional security, (2) prepay the principal amount of the loans in an amount sufficient to eliminate the deficiency (or by a combination of such additional security and such prepayment eliminate such deficiency), or (3) prepay the deficiency in not more than five equal monthly installments plus accrued interest.  In November 2011, the banks increased the borrowing base to $475 million from $350 million.  At our election, the aggregate commitment from the banks remained

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unchanged at $350 million at March 31, 2012.  In April 2012, the banks increased the aggregate commitment, at our request, to equal the borrowing base of $475 million.  At March 31, 2012, after allowing for outstanding letters of credit totaling $4.1 million, we had $71 million available under the revolving credit facility based on then-existing commitments.  During the first three months of 2012, we increased indebtedness outstanding under the revolving credit facility by $95 million.

The revolving credit facility is collateralized primarily by 80% or more of the adjusted engineered value (as defined in the revolving credit facility) of our oil and gas interests evaluated in determining the borrowing base.  The obligations under the revolving credit facility are guaranteed by each of CWEI’s material domestic subsidiaries.

At our election, annual interest rates under the revolving credit facility are determined by reference to (1) LIBOR plus an applicable margin between 1.75% and 2.75% per year or (2) if an alternate base rate loan, the greatest of (A) the prime rate, (B) the federal funds rate plus 0.50%, or (C) one-month LIBOR plus 1% plus, if any of (A), (B) or (C), an applicable margin between 0.75% and 1.75% per year.  We also pay a commitment fee on the unused portion of the revolving credit facility at a rate between 0.375% and 0.50%.  The applicable margins are based on actual borrowings outstanding as a percentage of the borrowing base.  Interest and fees are payable no less often than quarterly.  The effective annual interest rate on borrowings under the revolving credit facility, excluding bank fees and amortization of debt issue costs, for the three months ended March 31, 2012 was 2.5%.

The revolving credit facility also contains various covenants and restrictive provisions that may, among other things, limit our ability to sell assets, incur additional indebtedness, make investments or loans and create liens.  One such covenant requires that we maintain a ratio of consolidated current assets to consolidated current liabilities of at least 1 to 1.  Another financial covenant prohibits the ratio of our consolidated funded indebtedness to consolidated EBITDAX (determined as of the end of each fiscal quarter for the then most-recently ended four fiscal quarters) from being greater than 4 to 1.  The computations of consolidated current assets, current liabilities, EBITDAX and indebtedness are defined in the revolving credit facility.  We were in compliance with all financial and non-financial covenants at March 31, 2012.

4.                          Acquisition of Southwest Royalties, Inc. Limited Partnerships

On March 14, 2012, Southwest Royalties, Inc. (“SWR”), a wholly owned subsidiary of CWEI, completed the mergers of each of the 24 limited partnerships of which SWR was the general partner, into SWR (“SWR Partnerships”) with SWR continuing as the surviving entity in the mergers. At the effective time of the mergers, all of the units representing limited partnership interests in the SWR Partnerships, other than those held by SWR, were converted into the right to receive cash. SWR did not receive any cash payment for its partnership interests in the SWR Partnerships. However, as a result of the mergers, SWR acquired 100% of the assets and liabilities of the SWR Partnerships. SWR paid aggregate merger consideration of $38.6 million in the mergers. Pro forma financial information is not presented as it would not be materially different from the information presented in the consolidated statements of operations and comprehensive income (loss) of CWEI.

To obtain the funds to finance the aggregate merger consideration, SWR entered into a volumetric production payment (“VPP”) with a third party for upfront cash proceeds of $44.4 million and deferred future advances aggregating $4.7 million.  Under the terms of the VPP, SWR conveyed to the third party a term overriding royalty interest covering approximately 725,000 barrel of oil equivalents (“BOE”) of estimated future oil and gas production from certain properties derived from the mergers.  The scheduled volumes under the VPP relate to production months from March 2012 through December 2019 and are to be delivered to, or sold on behalf of, the third party free of all costs associated with the production and development of the underlying properties.  Once the scheduled volumes have been delivered to the third party, the term overriding royalty interest will terminate.  SWR retained the obligation to prudently operate and produce the properties during the term of the VPP, and the third party assumed all risks related to the adequacy of the associated reserves to fully recoup the scheduled volumes and also assumed all risks associated with product prices.  As a result, the VPP has been accounted for as a sale of reserves, with the sales proceeds being deferred and amortized into oil and gas sales as the scheduled volumes are produced (see Note 6).

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$4,262
Other current assets	1,548
Oil and gas properties	39,616
Total assets acquired	45,426

Asset retirement obligations	(6,864)
Total liabilities assumed	(6,864)

Net assets acquired	$38,562

5.                          Asset Retirement Obligations

Changes in asset retirement obligations (“ARO”) are as follows:

	March 31,	December 31,
	2012	2011
	(In thousands)
Beginning of period	$40,794	$40,444
Additional ARO from new properties	7,009	1,526
Sales or abandonments of properties	(20)	(4,425)
Accretion expense	699	2,757
Revisions of previous estimates	(42)	492
End of period	$48,440	$40,794

Our ARO is measured using primarily Level 3 inputs.  The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and well life.  The inputs are calculated based on historical data as well as current estimated costs.

6.                          Deferred Revenue from Volumetric Production Payment

The net proceeds from the VPP discussed in Note 4 were recorded as a non-current liability in the consolidated balance sheets.  Deferred revenue from VPP will be amortized over the life of the VPP and will be recognized in oil and gas sales in the consolidated statements of operations and comprehensive income (loss).

Changes in deferred revenue from the VPP are as follows:

	March 31,	December 31,
	2012	2011
	(In thousands)
Beginning of period	$—	$—
Deferred revenue from VPP	44,423	—
Amortization of deferred revenue from VPP	(864)	—
End of period	$43,559	$—

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.                          Compensation Plans

Stock-Based Compensation

We presently have options outstanding under a stock option plan for independent directors covering 6,000 shares of Common Stock.  As of March 31, 2012, the options had a weighted average exercise price of $28.86 per share (ranging from $12.14 per share to $41.74 per share), a weighted average remaining contractual term of 3.3 years, and an aggregate intrinsic value of $303,460 (based on a market price at March 31, 2012 of $79.44 per share).  No options were granted during the three months ended March 31, 2012 or 2011.

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

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recognize compensation expense related to the APO Partnerships based on the estimated value of economic interests conveyed to the participants.  Estimated compensation expense applicable to the APO Reward Plan and SWR Reward Plan is recognized over the vesting periods, which range from two years to five years.  We recorded compensation expense of $6.3 million for the three months ended March 31, 2012 and $7.4 million for the three months ended March 31, 2011 in connection with all non-equity award plans.  Aggregate compensation under non-equity award plans is reflected on the balance sheet as detailed in the following schedule:

	March 31,	December 31,
	2012	2011
	(In thousands)
Current liabilities:
Accrued liabilities and other	$1,986	$1,994

Non-current liabilities:
Accrued compensation under non-equity award plans	27,038	20,757

Total accrued compensation under non-equity award plans	$29,024	$22,751

8.                          Derivatives

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to March 31, 2012.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps:

	Oil
	Bbls	Price
Production Period:
2nd Quarter 2012	410,000	$95.70
3rd Quarter 2012	384,000	$95.70
4th Quarter 2012	362,000	$95.70
2013	1,200,000	$104.60
2014	600,000	$99.30
	2,956,000

Accounting For Derivatives

We did not designate any of our currently open commodity derivatives as cash flow hedges; therefore, all changes in the fair value of these contracts prior to maturity, plus any realized gains or losses at maturity, are recorded as other income (expense) in our statements of operations and comprehensive income (loss).  For the three months ended March 31, 2012, we reported a $6.9 million net loss on derivatives, consisting of a $4.4 million realized loss for settled contracts and a $2.5 million unrealized loss related to changes in mark-to-market valuations.  For the three months ended March 31, 2011, we reported a $46.3 million net loss on derivatives, consisting of a $1.7 million realized loss for settled contracts and a $44.6 million unrealized loss related to changes in mark-to-market valuations.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effect of Derivative Instruments on the Consolidated Balance Sheets

	Fair Value of Derivative Instruments as of March 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives not designated as hedging instruments:

Commodity derivatives	Fair value of derivatives:		Fair value of derivatives:
	Current	$—	Current	$10,036
	Non-current	1,417	Non-current	—
Total		$1,417		$10,036

	Fair Value of Derivative Instruments as of December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives not designated as hedging instruments:

Commodity derivatives	Fair value of derivatives:		Fair value of derivatives:
	Current	$—	Current	$5,633
	Non-current	—	Non-current	494
Total		$—		$6,127

Gross to Net Presentation Reconciliation of Derivative Assets and Liabilities

	March 31, 2012
	Assets	Liabilities
	(In thousands)
Fair value of derivatives — gross presentation	$1,623	$10,242
Effects of netting arrangements	(206)	(206)
Fair value of derivatives — net presentation	$1,417	$10,036

	December 31, 2011
	Assets	Liabilities
	(In thousands)
Fair value of derivatives — gross presentation	$26	$6,153
Effects of netting arrangements	(26)	(26)
Fair value of derivatives — net presentation	$—	$6,127

All of our derivative contracts are with JPMorgan Chase Bank, N.A.  We have elected to net the outstanding positions with this counterparty between current and noncurrent assets or liabilities since we have the right to settle these positions on a net basis.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss)

	Amount of Gain or (Loss) Recognized in Earnings
	Three Months Ended March 31,
Location of Gain or (Loss)	2012			2011
Recognized in Earnings	Realized	Unrealized	Total	Realized	Unrealized	Total
		(In thousands)			(In thousands)
Derivatives not designated as hedging instruments:

Commodity derivatives:
Other income (expense) - Loss on derivatives	$(4,416)	$(2,493)	$(6,909)	$(1,718)	$(44,627)	$(46,345)
Total	$(4,416)	$(2,493)	$(6,909)	$(1,718)	$(44,627)	$(46,345)

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

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The financial assets and liabilities measured on a recurring basis at March 31, 2012 and December 31, 2011 were commodity derivatives.  The fair value of all derivative contracts is reflected on the balance sheet as detailed in the following schedule:

	March 31,	December 31,
	2012	2011
	Significant Other	Significant Other
	Observable Inputs	Observable Inputs
Description	(Level 2)	(Level 2)
	(In thousands)
Assets:
Fair value of commodity derivatives	$1,417	$—
Total assets	$1,417	$—

Liabilities:
Fair value of commodity derivatives	$10,036	$6,127
Total liabilities	$10,036	$6,127

We estimate the fair value of our 2019 Senior Notes using quoted market prices (Level 1 inputs).  Fair value is compared to the carrying value in the table below:

	March 31, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
Description	Amount	Fair Value	Amount	Fair Value
(In thousands)

7.75% Senior Notes due 2019	$349,547	$348,300	$349,535	$334,300

10.                   Income Taxes

Our effective federal and state income tax expense rate for the three months ended March 31, 2012 of 35.3% differed from the statutory federal rate of 35% due primarily to increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

We file federal income tax returns with the United States Internal Revenue Service (“IRS”) and state income tax returns in various state tax jurisdictions.  Our tax returns for fiscal years after 2008 currently remain subject to examination by appropriate taxing authorities.  None of our income tax returns are under examination at this time.

11.                   Sales of Assets and Impairments of Inventory

Net gain (loss) on sales of assets and impairment of inventory for the three months ended March 31, 2012 and March 31, 2011 are as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Gain on sales of assets	$137	$13,572

Loss on sales of assets and impairment of inventory	(233)	(196)

Net gain (loss)	$(96)	$13,376

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The loss as of March 31, 2012 is related primarily to the write-down of inventory to its estimated market value at March 31, 2012.  In February 2011, we sold two 2,000 horsepower drilling rigs and related equipment for $22 million of total consideration.  In connection with the sale, we recorded a gain of $13.2 million during the first quarter of 2011.  Proceeds from the sale consisted of $11 million cash and an $11 million promissory note due June 2012.

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

12.                   Costs of Oil and Gas Properties

The following sets forth the net capitalized costs for oil and gas properties as of March 31, 2012 and December 31, 2011.

	March 31,	December 31,
	2012	2011
	(In thousands)
Proved properties	$2,177,075	$2,021,181
Unproved properties	75,512	81,904
Total capitalized costs	2,252,587	2,103,085
Accumulated depletion	(1,124,909)	(1,095,197)
Net capitalized costs	$1,127,678	$1,007,888

13.                   Impairment of Property and Equipment

We impair our long-lived assets, including oil and gas properties and contract drilling equipment, when estimated undiscounted future net cash flows of an asset are less than its carrying value.  The amount of any such impairment is recognized based on the difference between the carrying value and the estimated fair value of the asset.  We categorize the measurement of fair value of these assets as Level 3 inputs.  We estimate the fair value of the impaired property by applying weighting factors to fair values determined under three different methods: discounted cash flow method, flowing daily production method and proved reserves per BOE method.  We then assign applicable weighting factors based on the relevant facts and circumstances.  We did not record a provision for impairment of proved properties during the three months ended March 31, 2012 or 2011.

Unproved properties are nonproducing and do not have estimable cash flow streams. Therefore, we estimate the fair value of individually significant prospects by obtaining, when available, information about recent market transactions in the vicinity of the prospects and adjust the market data as needed to give consideration to location of the prospects to known fields and reservoirs, the extent of geological and geophysical data on the prospects, the remaining terms of leases holding the acreage in the prospects, recent drilling results in the vicinity of the prospects, and other risk-related factors such as drilling and completion costs, estimated product prices and other economic factors. Individually insignificant prospects are grouped and impaired based on remaining lease terms and our historical experience with similar prospects. Based on the assessments previously discussed, we will impair our unproved oil and gas properties when we determine that a prospect’s carrying value exceed its estimated fair value. We categorize the measurement of fair value of these assets as Level 3 inputs. We recorded provisions for impairment of unproved properties aggregating $386,000 during the three months ended March 31, 2012 and $227,000 during the three months ended March 31, 2011, respectively, and charged these impairments to exploration costs in the accompanying consolidated statements of operations and comprehensive income (loss).

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.                   Segment Information

We have two reportable operating segments, which are oil and gas exploration and production and contract drilling services.

The following tables present selected financial information regarding our operating segments for the three-month periods ended March 31, 2012 and 2011.

For the Three Months Ended
March 31, 2012
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total

Revenues	$107,517	$14,712	$(13,160)	$109,069
Depreciation, depletion and amortization	29,949	3,450	(2,167)	31,232
Other operating expenses (a)	48,546	13,500	(11,004)	51,042
Interest expense	8,763	—	—	8,763
Other (income) expense	6,009	—	—	6,009
Income (loss) before income taxes	14,250	(2,238)	11	12,023

Income tax (expense) benefit	(5,027)	783	—	(4,244)

Net income (loss)	$9,223	$(1,455)	$11	$7,779

Total assets	$1,353,606	$46,235	$(17,656)	$1,382,185
Additions to property and equipment	$156,429	$6,644	$12	$163,085

For the Three Months Ended
March 31, 2011
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total

Revenues	$108,913	$12,159	$(11,899)	$109,173
Depreciation, depletion and amortization	23,484	2,855	(2,595)	23,744
Other operating expenses (a)	40,533	9,409	(8,549)	41,393
Interest expense	6,412	—	—	6,412
Other (income) expense	63,074	(13,222)	—	49,852
Income (loss) before income taxes	(24,590)	13,117	(755)	(12,228)

Income tax (expense) benefit	8,680	(4,327)	—	4,353

Net income (loss)	$(15,910)	$8,790	$(755)	$(7,875)

Total assets	$909,159	$49,419	$(755)	$957,823
Additions to property and equipment	$86,687	$1,553	$—	$88,240

(a)           Includes the following expenses:  production, exploration, natural gas services, drilling rig services, accretion of asset retirement obligations, general and administrative and loss on sales of assets and impairment of inventory.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.                   Guarantor Financial Information

In March and April 2011, we issued $350 million of aggregate principal amount of 2019 Senior Notes (see Note 3).  Presented below is condensed consolidated financial information of CWEI (“Issuer”) and the Issuer’s material wholly owned subsidiaries, all of which have jointly and severally, irrevocably and unconditionally guaranteed the performance and payment when due of all obligations under the 2019 Senior Notes and are referred to as “Guarantor Subsidiaries” in the following condensed consolidating financial statements.  We have reclassified amounts in the previously reported condensed consolidating financial statements in this Note 15 between the Issuer and the Guarantor Subsidiaries to conform to the current year presentation, which includes applying equity-method accounting for the investment in subsidiaries at the Issuer, and allocating appropriate income taxes to the Guarantor Subsidiaries.

The financial information which follows sets forth our condensed consolidating financial statements as of and for the periods indicated.

Condensed Consolidating Balance Sheet

March 31, 2012

(Unaudited)

(Dollars in thousands)

		Guarantor	Adjustments/
	Issuer	Subsidiaries	Eliminations	Consolidated

Current assets	$158,219	$236,772	$(225,390)	$169,601
Property and equipment, net	822,479	373,294	—	1,195,773
Investments in subsidiaries	282,618	—	(282,618)	—
Fair value of derivatives	1,417	—	—	1,417
Other assets	13,140	2,254	—	15,394

Total assets	$1,277,873	$612,320	$(508,008)	$1,382,185

Current liabilities	$239,568	$135,988	$(225,390)	$150,166
Non-current liabilities:
Long-term debt	624,547	—	—	624,547
Deferred income taxes	133,531	115,308	(112,601)	136,239
Other	41,547	78,406	—	119,953
	799,625	193,714	(112,601)	880,739

Equity	238,680	282,618	(170,017)	351,280

Total liabilities and equity	$1,277,873	$612,320	$(508,008)	$1,382,185

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

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2012

(Unaudited)

(Dollars in thousands)

		Guarantor	Adjustments/
	Issuer	Subsidiaries	Eliminations	Consolidated

Total revenue	$77,748	$31,572	$(251)	$109,069
Costs and expenses	59,463	23,062	(251)	82,274
Operating income (loss)	18,285	8,510	—	26,795
Other income (expense)	(16,686)	1,914	—	(14,772)
Equity in earnings of subsidiaries	6,776	—	(6,776)	—
Income tax (expense) benefit	(596)	(3,648)	—	(4,244)

Net income (loss)	$7,779	$6,776	$(6,776)	$7,779

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2011

(Unaudited)

(Dollars in thousands)

		Guarantor	Adjustments/
	Issuer	Subsidiaries	Eliminations	Consolidated

Total revenue	$61,971	$47,428	$(226)	$109,173
Costs and expenses	44,256	21,107	(226)	65,137
Operating income (loss)	17,715	26,321	—	44,036
Other income (expense)	(57,922)	1,658	—	(56,264)
Equity in earnings of subsidiaries	18,186	—	(18,186)	—
Income tax (expense) benefit	14,146	(9,793)	—	4,353

Net income (loss)	$(7,875)	$18,186	$(18,186)	$(7,875)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2012

(Unaudited)

(Dollars in thousands)

		Guarantor	Adjustments/
	Issuer	Subsidiaries	Eliminations	Consolidated
Operating activities	$22,306	$27,860	$2,167	$52,333
Investing activities	(128,737)	(1,911)	(2,167)	(132,815)
Financing activities	121,620	(26,620)	—	95,000
Net increase (decrease) in cash and cash equivalents	15,189	(671)	—	14,518

Cash at the beginning of the period	12,130	5,395	—	17,525

Cash at end of the period	$27,319	$4,724	$—	$32,043

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2011

(Unaudited)

(Dollars in thousands)

		Guarantor	Adjustments/
	Issuer	Subsidiaries	Eliminations	Consolidated
Operating activities	$21,452	$9,244	$2,595	$33,291
Investing activities	(75,872)	16,872	(2,595)	(61,595)
Financing activities	58,066	(23,970)	—	34,096
Net increase (decrease) in cash and cash equivalents	3,646	2,146	—	5,792

Cash at the beginning of the period	5,040	3,680	—	8,720

Cash at end of the period	$8,686	$5,826	$—	$14,512

16.                   Subsequent Events

We have evaluated events and transactions that occurred after the balance sheet date of March 31, 2012 and have determined that no events or transactions have occurred, other than these shown below,  that would require recognition in the consolidated financial statements or disclosures in these notes to the consolidated financial statements.

•                  On April 23, 2012, the aggregate commitment of the banks under our revolving credit facility was increased from $350 million to the full borrowing base of $475 million.

Item 2 -          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in our Form 10-K for the year ended December 31, 2011.  Unless the context otherwise requires, references to “CWEI” mean Clayton Williams Energy, Inc., the parent company, and references to the “Company”, “we”, “us” or “our” mean Clayton Williams Energy, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

The information in this Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should, could or may occur in the future are forward-looking statements.  These forward-looking statements are based on management’s current expectations and belief, based on currently available information, as to the outcome and timing of future events and their effect on us.  While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.  All statements concerning our expectations for future operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions.  Our forward-looking statements involve significant risks and uncertainties, many of which are beyond our control, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in our Form 10-K for the year ended December 31, 2011 and in this Form 10-Q.

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

•            the adverse effects of changes in applicable tax, environmental and other regulatory legislation; and

•            the other risks described in our Form 10-K for the year ended December 31, 2011 and in this Form 10-Q.

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

As previously discussed, should one or more of the risks or uncertainties described above or elsewhere in the Form 10-K for the year ended December 31, 2011 and in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We specifically disclaim all responsibility to publicly update or revise any information contained in a forward-looking statement or any forward-looking statement in its entirety after the date made, whether as a result of new information, future events or otherwise, except as required by law.

All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

Overview

We are engaged in developmental drilling in two primary oil-prone regions, the Permian Basin and Giddings Area, where we have a significant inventory of developmental drilling opportunities.  One core area of the Permian Basin is our emerging Bone Springs/Wolfcamp play (“Wolfbone”) located in the Delaware Basin on the western edge of the Permian Basin.  Also included in the Permian Basin is our Wolfberry drilling program. We are continuing to exploit our extensive acreage position in the Giddings Area of East Central Texas.

Key Factors to Consider

The following summarizes the key factors considered by management in the review of our financial condition and operating performance for the first quarter of 2012 and the outlook for the remainder of 2012.

•                  Our oil and gas sales increased $12.1 million, or 13%, from 2011.  Price variances accounted for $8 million of the increase and production variances accounted for $3.2 million. In addition, oil and gas sales include $864,000 of amortized deferred revenue attributable to a volumetric production payment (“VPP”) granted March 1, 2012 in connection with the mergers of each of the 24 limited partnerships of which, Southwest Royalties, Inc. (“SWR”) was the general partner, into SWR (“SWR Mergers”).

•                  Our oil production increased 3% compared to 2011 while gas production declined 5%.  Our combined oil and gas production for the first quarter of 2012 increased 2% on a barrel of oil equivalent (“BOE”) basis compared to the same period in 2011. The increase in oil production and the decline in gas production are indicative of our current emphasis on the development of oil reserves in the Permian Basin.

•                  Production costs increased 17% or $4.2 million for the first quarter of 2012 compared to the first quarter of 2011.  Production costs, excluding production taxes, accounted for $4 million of the increase due to a combination of more producing wells and rising costs of field services, and production taxes accounted for the remaining $204,000 of the increase due to higher oil and gas sales.

•                  We recorded a $6.9 million net loss on derivatives in the first quarter of 2012, consisting of a $4.4 million realized loss on settled contracts and a $2.5 million unrealized loss for changes in mark-to-market valuations.  For the same period in 2011, we recorded a $46.3 million net loss on derivatives in the first quarter of 2011, consisting of a $1.7 million realized loss on settled contracts and a $44.6 million unrealized loss for changes in mark-to-market valuations.  Since we do not presently designate our derivatives as cash flow hedges under applicable accounting standards, we recognize the full effect of changing prices on mark-to-market valuations as a current charge or credit to our results of operations.

•                  General and administrative (“G&A”) expenses were $15 million in the first quarter of 2012 compared to $12.5 million in the first quarter of 2011. Non-cash employee compensation expense from incentive compensation plans accounted for $6.3 million in the first quarter of 2012 versus $7.4 million in the first quarter of 2011.  G&A expenses, excluding non-cash employee compensation expense, increased to $8.8 million in the first quarter of 2012 from $5.1 million in the first quarter of 2011 due primarily to transaction costs of $1.2 million related to the SWR Mergers and charitable contributions of $1 million. Higher personnel costs, including cash bonuses paid to participants in APO reward plans, also contributed to the increase.

•                  Depreciation, depletion and amortization expense increased 32% to $31.2 million in the first quarter of 2012 versus $23.7 million in the first quarter of 2011 due primarily to a 25% increase in the average depletion rate per BOE of production. Most of the increase related to the Company’s emerging Wolfbone play in Reeves County, Texas.

•                  Interest expense increased to $8.8 million in the first quarter of 2012 compared to $6.4 million in the first quarter of 2011 due primarily to the increase in the total aggregate principal amount of our Senior Notes.

Recent Exploration and Development Activities

Overview

Since the second quarter of 2009, we have been primarily committed to drilling developmental oil wells in the Permian Basin and the Giddings Area.  We currently plan to spend approximately $384.6 million on exploration and development activities during fiscal 2012, with approximately 82% of these estimated expenditures expected to be spent on developmental drilling.  We may increase or decrease our planned activities, depending upon drilling results, operating margins, the availability of capital resources, and other factors affecting the economic viability of such activities.

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

We spent $80.3 million in the Permian Basin during the first three months of 2012 on drilling and completion activities and $18.6 million on leasing and seismic activities.  We drilled and completed 21 gross (19.2 net) operated wells in the Permian Basin and conducted various remedial operations on other wells during the first three months of 2012.  We currently plan to spend approximately $320.7 million on drilling and leasing activities in this area during fiscal 2012.  Following is a discussion of our principal assets in the Permian Basin.

Wolfbone

We are actively growing our acreage position in the Wolfbone play located in the Delaware Basin on the western edge of the Permian Basin.  A Wolfbone well is a well that commingles production from the Bone Springs and Wolfcamp formations which are typically encountered at depths of 8,000 to 13,000 feet.  These Permian aged formations in the Delaware Basin are comprised of limestone and sandstone.  In March 2011, we entered into a farm-in agreement with Chesapeake Exploration, L.L.C. (“Chesapeake”) in southern Reeves County, Texas with a term of five years.  For each well that we drill in the farm-in area that meets certain specified requirements (each, a “carried well”), Chesapeake will retain a 25% carried interest, bearing none of the costs to drill and complete a carried well, and we will earn an undivided 75% interest in 640 net acres within the farm-in area.  Under the farm-in agreement, we are obligated to drill or commence drilling operations on at least 20 carried wells each year during the term of the agreement to a maximum of 100 carried wells.  Excess wells drilled during any year may be applied towards our drilling obligations in the next year.  To date, we have drilled 37 carried wells under this agreement.

We spent approximately $58.9 million on drilling and completion activities and $17 million for leasing activities in the Wolfbone play during the first quarter of 2012.  To date, we have accumulated more than 60,000 net acres in Reeves County through a combination of acreage earned from the Chesapeake farm-in and direct leasing activities and have commenced drilling operations on 52 vertical and 7 horizontal wells.  We plan to spend approximately $198.9 million on drilling and completion activities and $42 million on leasing activities in the Wolfbone play during 2012.  We are currently utilizing five rigs in this area and currently plan to keep the rig count at this level through the remainder of 2012.

Wolfberry

Another focal point in the Permian Basin is the drilling of Wolfberry wells in the Midland Basin.  Wolfberry is a term applied to the combined production from the Spraberry and Wolfcamp formations, which are generally found at depths of 7,500 to 10,500 feet.  These formations are comprised of a sequence of basinal, interbedded shales and carbonates.  We spent approximately $12.2 million on Wolfberry drilling and completion activities and approximately $125,000 on leasing activities during the first quarter of 2012.  We currently have two of our rigs drilling Wolfberry wells and plan to spend approximately $55.5 million during 2012 for drilling, completion and leasing activities.

Giddings Area

Prior to 1998, we concentrated our drilling activities in an oil-prone area we refer to as the Giddings Area.  Most of our wells in the Giddings Area were drilled as horizontal wells, many with multiple laterals in different producing horizons, including the Austin Chalk, Buda and Georgetown formations in East Central Texas.  Hydrocarbons are also encountered in the Giddings Area from other formations, including the Cotton Valley, Deep Bossier, Eagle Ford Shale, and Taylor formations. During the first three months of 2012, we spent approximately $8.6 million in the Giddings Area on drilling and leasing activities and currently plan to spend approximately $38.8 million on similar drilling activities in this area during 2012.  Following is a discussion of our principal assets in the Giddings Area.

Austin Chalk

We have concentrated our recent drilling activities in the Giddings Area on the Austin Chalk formation, an upper Cretaceous geologic formation in the Gulf Coast region of the United States that stretches across numerous fields in Texas and Louisiana.  The Austin Chalk formation is generally encountered at depths of 5,500 to 7,000 feet.  Horizontal drilling is the primary technique used in the Austin Chalk formation to enhance productivity by intersecting multiple zones.  Most of our wells in this area were drilled as horizontal wells, many with multiple laterals in different producing horizons, including the Austin Chalk, Buda and Georgetown formations.  The existing spacing between some of our wells in this area affords us the opportunity to tap additional oil and gas reserves by drilling new wells between existing wells, a technique referred to as in-fill drilling.  These in-fill wells are considered lower risk as compared to exploratory wells.  We initiated a water fracturing program on certain wells in June 2011 to enhance productivity on certain wells.  We are currently working one of our drilling rigs in the Giddings Area to drill horizontal wells in the Austin Chalk formation and plan to keep the rig count at this level through the remainder of 2012.

Eagle Ford Shale

The Eagle Ford Shale is a formation immediately beneath the Austin Chalk formation.  In October 2011, we drilled and completed the Hosek #1 well in Wilson County.  In the first quarter of 2012, we drilled the Ortmann Unit #1 well in Wilson County and are currently completing the well.  We may drill additional wells in this area in 2012.

South Louisiana

In the first quarter of 2012, we drilled the Hassinger ETAL #1, an exploratory well in Jefferson Parish, Louisiana, which is currently being completed.  We plan to spend $10.3 million for 2012 in connection with drilling and leasing activities in South Louisiana.

Facilities

We are currently constructing gas gathering and salt water disposal systems in Reeves County to support our development activities in this area.  We spent $10.5 million in 2011 and expect to spend an additional $17.2 million in 2012 on these systems.

Desta Drilling

Through our wholly owned subsidiary, Desta Drilling, L.P. (“Desta Drilling”), we operate 14 drilling rigs, 12 of which we own, and two of which we lease under long-term contracts.  We believe that owning our own rigs helps control our cost structure and provides us flexibility to take advantage of drilling opportunities on a timely basis.  The Desta Drilling rigs are primarily reserved for our use, but are available to conduct contract drilling operations for third parties from time to time.  We were using nine of our rigs to drill wells in our developmental drilling programs, three rigs were working for third parties and the remaining two rigs were being refurbished or upgraded as of April 25, 2012.  We currently plan to spend $11.6 million in 2012 to refurbish rigs and upgrade our drilling equipment.

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

	Three Months Ended
	March 31,
	2012	2011
Oil and Gas Production Data:
Oil (MBbls)	929	899
Gas (MMcf)	2,013	2,113
Natural gas liquids (MBbls)	100	83
Total (MBOE)	1,365	1,334

Average Realized Prices (a) (b):
Oil ($/Bbl)	$100.76	$88.93
Gas ($/Mcf)	$3.86	$5.24
Natural gas liquids ($/Bbl)	$45.87	$48.34

Gain (Loss) on Settled Derivative Contracts (b):
($ in thousands, except per unit)
Oil: Net realized loss	$(4,416)	$(6,778)
Per unit produced ($/Bbl)	$(4.75)	$(7.54)
Gas: Net realized gain	$—	$5,060
Per unit produced ($/Mcf)	$—	$2.39

Average Daily Production:
Oil (Bbls):
Permian Basin Area:
Reeves	1,102	—
Other	5,699	6,177
Austin Chalk/Eagle Ford Shale	2,995	3,329
Other	413	483
Total	10,209	9,989

Gas (Mcf):
Permian Basin Area:
Reeves	649	7
Other	12,234	13,920
Austin Chalk/Eagle Ford Shale	2,147	1,940
Other	7,091	7,611
Total	22,121	23,478

Natural Gas Liquids (Bbls):
Permian Basin Area:
Other	746	618
Austin Chalk/Eagle Ford Shale	267	226
Other	86	78
Total	1,099	922

(Continued)

	Three Months Ended
	March 31,
	2012	2011
Exploration Costs (in thousands):
Abandonment and impairment costs:
South Louisiana	$57	$532
Deep Bossier	880	—
Permian Basin	296	—
Other	107	345
Total	1,340	877

Seismic and other	2,012	1,278
Total exploration costs	$3,352	$2,155

Depreciation, Depletion and Amortization (in thousands):
Oil and gas depletion	$29,713	$23,291
Contract drilling depreciation	1,283	260
Other depreciation	236	193
Total depreciation, depletion, and amortization	$31,232	$23,744

Oil and Gas Costs ($/BOE Produced):
Production costs	$21.29	$18.61
Production costs (excluding production taxes)	$17.29	$14.67
Oil and gas depletion	$21.77	$17.46

General and Administrative Expenses (in thousands):
Excluding non-cash employee compensation	$8,758	$5,098
Non-cash employee compensation (c)	6,257	7,401
Total	$15,015	$12,499

Net Wells Drilled (d):
Exploratory Wells	1.0	0.5
Developmental Wells	20.0	27.1

(a)              Oil and gas sales include $864,000 of amortized deferred revenue attributable to a VPP effective March 1, 2012. The calculation of average realized sales prices exclude production of 11,377 barrels of oil and 4,699 Mcf of gas associated with the VPP.

(b)              No derivatives were designated as cash flow hedges in the table above.  All gains or losses on settled derivatives were included in other income (expense) - gain (loss) on derivatives.

(c)               Non-cash employee compensation relates to the Company’s non-equity award plans.

(d)              Excludes wells being drilled or completed at the end of each period.

Operating Results — Three-Month Periods

The following discussion compares our results for the three months ended March 31, 2012 to the comparative period in 2011.  Unless otherwise indicated, references to 2012 and 2011 within this section refer to the respective quarterly period.

Oil and gas operating results

Oil and gas sales in 2012 increased $12.1 million, or 13%, from 2011.  Price variances accounted for $8 million of the increase and production variances accounted for $3.2 million.  In addition, oil and gas sales in 2012 include $864,000 of amortized deferred revenue attributable to a VPP granted effective March 1, 2012 in connection with the SWR Mergers.  Production in 2012 (on a BOE basis) increased 2% compared to 2011.  Oil production increased 3% in 2012 from 2011 while gas production decreased 5% in 2012 from 2011.  Most of the decrease in gas production from 2011 levels was attributed to normal production declines from existing wells.  In 2012, our realized oil price was 13% higher than 2011, and our realized gas price was 26% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, increased 17% to $29.1 million in 2012 as compared to $24.8 million in 2011.  Production costs, excluding production taxes, accounted for $4 million of the increase due to a combination of more producing wells and rising costs of field services, and production taxes accounted for the remaining $204,000 of the increase due to higher oil and gas sales.

Oil and gas depletion expense increased $6.4 million from 2011 to 2012 due to a $5.9 million increase related to rate variances and a $500,000 increase due to production variances.  On a BOE basis, depletion expense increased 25% to $21.77 per BOE in 2012 from $17.46 per BOE in 2011.  Depletion expense per BOE of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration and development activities result in higher finding costs.

Exploration costs

Since we follow the successful efforts method of accounting, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2012, we charged to expense $3.4 million of exploration costs, as compared to $2.2 million in 2011.

Contract Drilling Services

We primarily utilize drilling rigs owned by Desta Drilling to drill wells in our exploration and development activities.  Drilling services revenues received by Desta Drilling, along with the related drilling services costs pertaining to the net interest owned by CWEI have been eliminated in our consolidated statements of operations and comprehensive income (loss).  Drilling service costs related to external customers were $2.4 million in 2012 compared to $786,000 in 2011.

General and Administrative

G&A expenses increased $2.5 million from $12.5 million in 2011 to $15 million in 2012.  Non-cash employee compensation expense related to non-equity incentive plans was $6.3 million in 2012 compared to $7.4 million in 2011.  Excluding employee compensation related to non-equity incentive plans, G&A expenses increased from $5.1 million in 2011 to $8.8 million in 2012 due to a combination of factors including higher personnel costs, $1.2 million associated with the SWR Mergers, and charitable contributions of $1 million.  Cash bonuses paid to participants in APO reward plans contributed to the increase in personnel costs.

Interest expense

Interest expense increased 37% from $6.4 million in 2011 to $8.8 million in 2012 primarily due to a $6 million increase in interest expense related to the issuances in March and April 2011 of $350 million of our 7.75% Senior Notes due 2019 (“2019 Senior Notes”) which was partially offset by a $4.2 million decrease as a result of our redemption of $143.2 million of our 7¾% Senior Notes (“2013 Senior Notes”) in March 2011.  Interest expense associated with our revolving credit facility increased by $335,000 due primarily to an increase in borrowings which increased from an average daily principal balance of $159.1 million in 2011 compared to $234.8 million in 2012.

Loss on early extinguishment of long-term debt

In March 2011, we redeemed $143.2 million in aggregate principal amount of 2013 Senior Notes in a tender offer and recorded a $4.6 million loss on early extinguishment of long-term debt consisting of a $2.8 million premium and a $1.8 million write-off of debt issuance costs.

Gain/loss on derivatives

We did not designate any derivative contracts in 2012 or 2011 as cash flow hedges; therefore, all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  For the three months ended March 31, 2012, we reported a $6.9 million net loss on derivatives, consisting of a $4.4 million realized loss on settled contracts and a $2.5 million non-cash unrealized loss to mark our derivative positions to their fair value at March 31, 2012.  For the three months ended March 31, 2011, we reported a $46.3 million net loss on derivatives, consisting of a $1.7 million realized loss on settled contracts and a $44.6 million non-cash unrealized loss to mark our derivative positions to their fair value at March 31, 2011.  Because oil and gas prices are volatile, and because we do not account for our derivatives as cash flow hedges, the effect of mark-to-market valuations on our gain/loss on derivatives can cause significant volatility in our results of operations.

Gain/loss on sales of assets and impairment of inventory

We recorded a net loss of $96,000 on sales of assets and impairment of inventory in 2012 compared to a net gain of $13.4 million in 2011.  The 2012 loss related primarily to the write-down of inventory to its estimated market value at March 31, 2012.  The 2011 gain related primarily to the sale of our two 2,000 horsepower drilling rigs and related equipment for a $13.2 million gain.

Income tax expense

Our estimated effective income tax rate in 2012 of 35.3% differed from the statutory federal rate of 35% due primarily to increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

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

Capital expenditures

We incurred expenditures for exploration and development activities of $112.9 million during the first three months of 2012 and we currently plan to spend $384.6 million for fiscal 2012.  The following table summarizes, by area, our actual expenditures for exploration and development activities for the first three months of 2012 and our planned expenditures for the year ending December 31, 2012.

	Actual	Planned
	Expenditures	Expenditures	2012
	Three Months Ended	Year Ended	Percentage
	March 31, 2012	December 31, 2012	of Total
	(In thousands)
Drilling and Completion
Permian Basin Area:
Reeves	$58,900	$198,900	52%
Other	21,400	73,300	19%
Austin Chalk/Eagle Ford Shale	5,900	29,400	8%
Other	4,200	13,000	3%
	90,400	314,600	82%
Leasing and seismic	22,500	70,000	18%
Exploration and development	$112,900	$384,600	100%

Our actual expenditures during 2012 may vary significantly from these estimates since our plans for exploration and development activities may change during the remainder of the year.  Factors, such as changes in operating margins and the availability of capital resources could increase or decrease our actual expenditures during the remainder of fiscal 2012.

Our expenditures for exploration and development activities for the three months ended March 31, 2012 totaled $112.9 million, of which approximately 76% was on developmental drilling. We currently plan to spend approximately $384.6 million for fiscal 2012, of which approximately 82% is estimated to be spent on developmental drilling.  We financed these expenditures for the first three months of 2012 with cash flow from operating activities and advances under the revolving credit facility.  Based on preliminary estimates, our internal cash flow forecasts indicate that our anticipated operating cash flow, combined with funds available to us on the revolving credit facility, will be sufficient to finance our exploration and development activities through 2012. Although we believe the assumptions and estimates made in our forecasts are reasonable, these forecasts are inherently uncertain and the borrowing base may be less than expected, cash flow may be less than expected, or capital expenditures may be more than expected.  In the event we lack adequate liquidity to finance our expenditures through 2012, we will consider options for obtaining alternative capital resources, including selling assets or accessing capital markets.

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

Cash flow provided by operating activities for the three months ended March 31, 2012 increased $19 million, or 57.2%, as compared to the corresponding period in 2011 due primarily to a 13% increase in oil and gas sales caused by higher commodity prices.

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

The borrowing base, which is based on the discounted present value of future net cash flows from oil and gas production, is redetermined by the banks semi-annually in May and November.  We or the banks may also request an unscheduled borrowing base redetermination at other times during the year.  If, at any time, the borrowing base is less than the amount of outstanding credit exposure under the revolving credit facility, we will be required to (1) provide additional security, (2) prepay the principal amount of the loans in an amount sufficient to eliminate the deficiency (or by a combination of such additional security and such prepayment to eliminate such deficiency), or (3) prepay the deficiency in not more than five equal monthly installments plus accrued interest.  In November 2011, the banks increased the borrowing base to $475 million from $350 million.  At our election, the aggregate commitment from the banks remained unchanged at $350 million at March 31, 2012.  In April 2012, the banks increased the aggregate commitment, per our request, to equal the borrowing base of $475 million.

The revolving credit facility is collateralized primarily by 80% or more of the adjusted engineered value (as defined in the revolving credit facility) of our oil and gas interests evaluated in determining the borrowing base.  The obligations under the revolving credit facility are guaranteed by each of CWEI’s material domestic subsidiaries.

At our election, annual interest rates under the revolving credit facility are determined by reference to (1) LIBOR plus an applicable margin between 1.75% and 2.75% per year or (2) if an alternate base rate loan, the greatest of (A) the prime rate, (B) the federal funds rate plus 0.50%, or (C) one-month LIBOR plus 1% plus, if any of (A), (B) or (C), an applicable margin between 0.75% and 1.75% per year.  We also pay a commitment fee on the unused portion of the revolving credit facility at a rate between 0.375% and 0.50%.  The applicable margins are based on actual borrowings outstanding as a percentage of the borrowing base.  Interest and fees are payable no less often than quarterly.  The effective annual interest rate on borrowings under the revolving credit facility, excluding bank fees and amortization of debt issue costs, for the three months ended March 31, 2012 was 2.5%.

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

Working capital computed for loan compliance purposes differs from our working capital computed in accordance with accounting principles generally accepted in the United States (“GAAP”).  Since compliance with financial covenants is a material requirement under the credit facilities, we consider the loan compliance working capital to be useful as a measure of our liquidity because it includes the funds available to us under the revolving credit facility and is not affected by the volatility in working capital caused by changes in fair value of derivatives.  Our GAAP reported working capital was $19.4 million at March 31, 2012 compared to a deficit of $13.3 million at December 31, 2011.  After giving effect to the adjustments, our working capital computed for loan compliance purposes was $100.4 million at March 31, 2012, as compared to $158.3 million at December 31, 2011.  The following table reconciles our GAAP working capital (deficit) to the working capital computed for loan compliance purposes at March 31, 2012 and December 31, 2011.

	March 31,	December 31,
	2012	2011
	(In thousands)
Working capital (deficit) per GAAP	$19,435	$(13,287)
Add funds available under the revolving credit facility	70,950	165,950
Exclude fair value of derivatives classified as current assets or current liabilities	10,036	5,633
Working capital per loan covenant	$100,421	$158,296

The revolving credit facility provides that the ratio of our consolidated funded indebtedness to consolidated EBITDAX (the “Leverage Ratio”) (determined as of the last end of each fiscal quarter for the then most-recently ended four fiscal quarters) from being greater than 4 to 1.

We were in compliance with all financial and non-financial covenants at March 31, 2012.  However, if we increase leverage and our liquidity is reduced, we may fail to comply with one or more of these covenants in the future.  If we fail to meet any of these loan covenants, we would ask the banks to waive compliance, amend the revolving credit facility to allow us to become compliant or grant us sufficient time to obtain additional capital resources through alternative means.  If a suitable arrangement could not be reached with the banks, the banks could accelerate the indebtedness and seek to foreclose on the pledged assets.

The lending group under the revolving credit facility includes the following institutions:  JPMorgan Chase Bank, N.A., Bank of Scotland plc, Union Bank, N.A., Wells Fargo Bank, N.A., The Royal Bank of Scotland plc, Compass Bank, The Frost National Bank, Natixis, Keybank, N.A. and UBS Loan Finance, LLC.

From time to time, we engage in other transactions with lenders under the revolving credit facility.  Such lenders or their affiliates may serve as counterparties to our commodity and interest rate derivative agreements. As of March 31, 2012, JPMorgan Chase Bank, N.A. was the only counterparty to our commodity derivative agreements.  Our obligations under existing derivative agreements with our lenders are secured by the security documents executed by the parties under the revolving credit facility.

During the first three months of 2012, we increased indebtedness outstanding under the revolving credit facility by $95 million.  At March 31, 2012, we had $275 million of borrowings outstanding under the revolving credit facility, leaving $71 million available on the facility after allowing for outstanding letters of credit totaling $4.1 million.  The revolving credit facility matures in November 2015.

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

The Indenture contains covenants that restrict our ability to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the 2019 Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant provides that we may only incur indebtedness if the ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) does not exceed certain ratios specified in the Indenture.  These covenants are subject to a number of important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at March 31, 2012.

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to March 31, 2012. The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps:

	Oil
	Bbls	Price
Production Period:
2nd Quarter 2012	410,000	$95.70
3rd Quarter 2012	384,000	$95.70
4th Quarter 2012	362,000	$95.70
2013	1,200,000	$104.60
2014	600,000	$99.30
	2,956,000

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of our commodity derivatives.  A $1 per barrel change in the price of oil and a $.50 per MMBtu change in the price of gas would change the fair value of our commodity derivatives by approximately $2.9 million.

Interest Rates

We are exposed to interest rate risk on our long-term debt with a variable interest rate.  At March 31, 2012, our fixed rate debt maturing 2019 had a carrying value of $349.5 million and an approximate fair value of $348.3 million, based on current market quotes.  We estimate that a hypothetical change in the fair value of our long-term debt resulting from a 100-basis point change in interest rates would be approximately $18.3 million.  Based on our outstanding variable rate indebtedness at March 31, 2012 of $275 million, a change in interest rates of 100-basis points would affect annual interest payments by $2.8 million.

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

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A -       Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the U.S. Securities and Exchange Commission on March 5, 2012, and available at www.sec.gov.  Following is an additional risk factor that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements.

Recently approved final rules regulating air emissions from natural gas production operations could cause us to incur increased capital expenditures and operating costs, which may be significant.

On April 17, 2012, the EPA approved final regulations under the Clean Air Act that, among other things, require additional emissions controls for natural gas and natural gas liquids production, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with such production activities.  The final regulations require the reduction of VOC emissions from natural gas wells through the use of reduced emission completions or “green completions” on all hydraulically fractured wells constructed or refractured after January 1, 2015.  For well completion operations occurring at such well sites before January 1, 2015, the final regulations allow operators to capture and direct flowback emissions to completion combustion devices, such as flares, in lieu of performing green completions.  These regulations also establish specific new requirements regarding emissions from dehydrators, storage tanks and other production equipment.  We are currently reviewing this new rule and assessing its potential impacts.  Compliance with these requirements could increase our costs of development and production, though we do not expect these requirements to be any more burdensome to us than to other similarly situated companies involved in oil and natural gas exploration and production activities.

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

CLAYTON WILLIAMS ENERGY, INC.

Date:	May 4, 2012	By:	/s/ Mel G. Riggs
Mel G. Riggs
Executive Vice President and Chief
Operating Officer

Date:	May 4, 2012	By:	/s/ Michael L. Pollard
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