Form 10-Q
period 2012-06-30
CLAYTON WILLIAMS ENERGY INC /DE
filed 2012-08-07
CIK 880115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

There were 12,163,536 shares of Common Stock, $.10 par value, of the registrant outstanding as of August 7, 2012.

CLAYTON WILLIAMS ENERGY, INC.

PART I.  FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

Item 1 -          Financial Statements

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$12,544	$17,525
Accounts receivable:
Oil and gas sales	34,865	41,282
Joint interest and other, net	16,450	14,517
Affiliates	216	990
Inventory	47,715	44,868
Deferred income taxes	7,424	8,948
Fair value of derivatives	13,190	—
Prepaids and other	4,619	14,813
	137,023	142,943
PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	2,397,757	2,103,085
Natural gas gathering and processing systems	38,930	26,040
Contract drilling equipment	85,547	75,956
Other	21,005	19,134
	2,543,239	2,224,215
Less accumulated depreciation, depletion and amortization	(1,232,529)	(1,156,664)
Property and equipment, net	1,310,710	1,067,551

OTHER ASSETS
Debt issue costs, net	11,137	11,644
Fair value of derivatives	16,012	—
Investments and other	15,303	4,133
	42,452	15,777
	$1,490,185	$1,226,271

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2012	2011
	(Unaudited)
CURRENT LIABILITIES
Accounts payable:
Trade	$86,202	$98,645
Oil and gas sales	33,445	37,409
Affiliates	143	1,501
Fair value of derivatives	—	5,633
Accrued liabilities and other	13,222	13,042
	133,012	156,230
NON-CURRENT LIABILITIES
Long-term debt	699,560	529,535
Deferred income taxes	154,741	134,209
Fair value of derivatives	—	494
Asset retirement obligations	50,920	40,794
Deferred revenue from volumetric production payment	41,498	—
Accrued compensation under non-equity award plans	25,504	20,757
Other	848	751
	973,071	726,540
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share, authorized — 3,000,000 shares; none issued	—	—
Common stock, par value $.10 per share, authorized — 30,000,000 shares: issued and outstanding — 12,163,536 shares at June 30, 2012 and December 31, 2011	1,216	1,216
Additional paid-in capital	152,515	152,515
Retained earnings	230,371	189,770
	384,102	343,501
	$1,490,185	$1,226,271

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUES
Oil and gas sales	$99,448	$105,804	$206,478	$200,736
Natural gas services	284	365	634	774
Drilling rig services	4,578	2,425	6,130	2,685
Gain on sales of assets	300	949	437	14,521
Total revenues	104,610	109,543	213,679	218,716

COSTS AND EXPENSES
Production	32,318	26,133	61,373	50,953
Exploration:
Abandonments and impairments	646	174	1,986	1,051
Seismic and other	723	2,167	2,735	3,445
Natural gas services	190	285	448	548
Drilling rig services	4,399	1,919	6,829	2,705
Depreciation, depletion and amortization	34,593	25,342	65,825	49,086
Impairment of property and equipment	5,711	4,424	5,711	4,424
Accretion of asset retirement obligations	860	697	1,559	1,371
General and administrative	4,288	3,037	19,303	15,536
Loss on sales of assets and impairment of inventory	45	107	278	303
Total costs and expenses	83,773	64,285	166,047	129,422

Operating income	20,837	45,258	47,632	89,294

OTHER INCOME (EXPENSE)
Interest expense	(9,268)	(9,175)	(18,031)	(15,587)
Loss on early extinguishment of long-term debt	—	—	—	(4,594)
Gain (loss) on derivatives	38,666	28,187	31,757	(18,158)
Other	398	1,900	1,298	2,987
Total other income (expense)	29,796	20,912	15,024	(35,352)

Income before income taxes	50,633	66,170	62,656	53,942
Income tax expense	(17,811)	(23,502)	(22,055)	(19,149)
NET INCOME	$32,822	$42,668	$40,601	$34,793

Net income per common share:
Basic	$2.70	$3.51	$3.34	$2.86
Diluted	$2.70	$3.51	$3.34	$2.86

Weighted average common shares outstanding:
Basic	12,164	12,162	12,164	12,159
Diluted	12,164	12,163	12,164	12,159

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional		Total
	No. of	Par	Paid-In	Retained	Stockholders’
	Shares	Value	Capital	Earnings	Equity
BALANCE,
December 31, 2011	12,164	$1,216	$152,515	$189,770	$343,501
Net income	—	—	—	40,601	40,601
BALANCE,
June 30, 2012	12,164	$1,216	$152,515	$230,371	$384,102

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,601	$34,793
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	65,825	49,086
Impairment of property and equipment	5,711	4,424
Exploration costs	1,986	1,051
(Gain) loss on sales of assets and impairment of inventory, net	(159)	(14,218)
Deferred income tax expense	22,055	19,149
Non-cash employee compensation	4,394	4,963
Unrealized (gain) loss on derivatives	(35,328)	9,069
Amortization of debt issue costs and original issue discount	1,039	1,130
Accretion of asset retirement obligations	1,559	1,371
Loss on early extinguishment of long-term debt	—	4,594
Amortization of deferred revenue from volumetric production payment	(3,383)	—

Changes in operating working capital:
Accounts receivable	5,257	2,067
Accounts payable	(12,827)	974
Other	536	1,271
Net cash provided by operating activities	97,266	119,724

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(313,170)	(180,281)
Proceeds from volumetric production payment	44,423	—
Proceeds from sales of assets	651	12,105
(Increase) decrease in equipment inventory	(4,137)	4,783
Other	(14)	(110)
Net cash used in investing activities	(272,247)	(163,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	170,000	341,855
Repayments of long-term debt	—	(286,165)
Premium on early extinguishment of long-term debt	—	(2,765)
Proceeds from exercise of stock options	—	213
Net cash provided by financing activities	170,000	53,138

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,981)	9,359

CASH AND CASH EQUIVALENTS
Beginning of period	17,525	8,720
End of period	$12,544	$18,079

SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$16,841	$1,754

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

In the opinion of management, our unaudited consolidated financial statements as of June 30, 2012 and for the interim periods ended June 30, 2012 and 2011 include all adjustments that are necessary for a fair presentation in accordance with GAAP.  These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

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

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.                          Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2012	2011
	(In thousands)
7.75% Senior Notes due 2019, net of unamortized original issue discount of $440 at June 30, 2012 and $465 at December 31, 2011	$349,560	$349,535
Revolving credit facility, due November 2015	350,000	180,000
	$699,560	$529,535

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

In March 2011, we issued $300 million of aggregate principal amount of 7.75% Senior Notes due 2019 (“2019 Senior Notes”).  The 2019 Senior Notes were issued at face value and bear interest at 7.75% per year, payable semi-annually on April 1 and October 1 of each year, beginning October 1, 2011.  In April 2011, we issued an additional $50 million aggregate principal amount of 2019 Senior Notes with an original issue discount of 1% or $500,000.  We may redeem some or all of the 2019 Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 103.875% beginning on April 1, 2015, 101.938% beginning on April 1, 2016, and 100% beginning on April 1, 2017 or for any period thereafter, in each case plus accrued and unpaid interest.

The Indenture contains covenants that restrict our ability to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the 2019 Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant provides that we may only incur indebtedness if the ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) does not exceed certain ratios specified in the Indenture.  These covenants are subject to a number of important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at June 30, 2012.

Revolving Credit Facility

We have a credit facility with a syndicate of banks that provides for a revolving line of credit of up to $565 million, limited to the amount of a borrowing base as determined by the banks.  The borrowing base, which is based on the discounted present value of future net cash flows from oil and gas production, is redetermined by the banks semi-annually in May and November.  We or the banks may also request an unscheduled borrowing base redetermination at other times during the year.  If, at any time, the borrowing base is less than the amount of outstanding credit exposure under the revolving credit facility, we will be required to (1) provide additional security, (2) prepay the principal amount of the loans in an amount sufficient to eliminate the deficiency (or by a combination of such additional security and such prepayment eliminate such deficiency), or (3) prepay the deficiency in not more than five equal monthly installments plus accrued interest.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The banks increased the aggregate commitment from $350 million to $475 million in April 2012 and increased the borrowing base from $475 million to $565 million in May 2012.  At June 30, 2012, after allowing for outstanding letters of credit totaling $4.1 million, we had $121 million available under the revolving credit facility based on then-existing commitments.  During the first half of 2012, we increased indebtedness outstanding under the revolving credit facility by $170 million.

The revolving credit facility is collateralized primarily by 80% or more of the adjusted engineered value (as defined in the revolving credit facility) of our oil and gas interests evaluated in determining the borrowing base.  The obligations under the revolving credit facility are guaranteed by each of CWEI’s material domestic subsidiaries.

At our election, annual interest rates under the revolving credit facility are determined by reference to (1) LIBOR plus an applicable margin between 1.75% and 2.75% per year or (2) if an alternate base rate loan, the greatest of (A) the prime rate, (B) the federal funds rate plus 0.50%, or (C) one-month LIBOR plus 1% plus, if any of (A), (B) or (C), an applicable margin between 0.75% and 1.75% per year.  We also pay a commitment fee on the unused portion of the revolving credit facility at a rate between 0.375% and 0.50%.  The applicable margins are based on actual borrowings outstanding as a percentage of the borrowing base.  Interest and fees are payable no less often than quarterly.  The effective annual interest rate on borrowings under the revolving credit facility, excluding bank fees and amortization of debt issue costs, for the six months ended June 30, 2012 was 2.6%.

The revolving credit facility also contains various covenants and restrictive provisions that may, among other things, limit our ability to sell assets, incur additional indebtedness, make investments or loans and create liens.  One such covenant requires that we maintain a ratio of consolidated current assets to consolidated current liabilities of at least 1 to 1.  Another financial covenant prohibits the ratio of our consolidated funded indebtedness to consolidated EBITDAX (determined as of the end of each fiscal quarter for the then most-recently ended four fiscal quarters) from being greater than 4 to 1.  The computations of consolidated current assets, current liabilities, EBITDAX and indebtedness are defined in the revolving credit facility.  We were in compliance with all financial and non-financial covenants at June 30, 2012.

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

To obtain the funds to finance the aggregate merger consideration, SWR entered into a volumetric production payment (“VPP”) with a third party for upfront cash proceeds of $44.4 million and deferred future advances aggregating $4.7 million.  Under the terms of the VPP, SWR conveyed to the third party a term overriding royalty interest covering approximately 725,000 barrels of oil equivalents (“BOE”) of estimated future oil and gas production from certain properties derived from the mergers.  The scheduled volumes under the VPP relate to production months from March 2012 through December 2019 and are to be delivered to, or sold on behalf of, the third party free of all costs associated with the production and development of the underlying properties.  Once the scheduled volumes have been delivered to the third party, the term overriding royalty interest will terminate.  SWR retained the obligation to prudently operate and produce the properties during the term of the VPP, and the third party assumed all risks related to the adequacy of the associated reserves to fully recoup the scheduled volumes and also assumed all risks associated with product prices.  As a result, the VPP has been accounted for as a sale of reserves, with the sales proceeds being deferred and amortized into oil and gas sales as the scheduled volumes are produced (see Note 6).

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$4,118
Oil and gas properties	41,098
Other non-current assets	210
Total assets acquired	45,426

Asset retirement obligations	(6,864)
Total liabilities assumed	(6,864)

Net assets acquired	$38,562

5.                          Asset Retirement Obligations

Changes in asset retirement obligations (“ARO”) are as follows:

	June 30,	December 31,
	2012	2011
	(In thousands)
Beginning of period	$40,794	$40,444
Additional ARO from new properties	7,355	1,526
Sales or abandonments of properties	(190)	(4,425)
Accretion expense	1,559	2,757
Revisions of previous estimates	1,402	492
End of period	$50,920	$40,794

Our ARO is measured using primarily Level 3 inputs.  The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and well life.  The inputs are calculated based on historical data as well as current estimated costs.

6.                          Deferred Revenue from Volumetric Production Payment

The net proceeds from the VPP discussed in Note 4 are recorded as a non-current liability in the consolidated balance sheets.  Deferred revenue from VPP will be amortized over the life of the VPP and will be recognized in oil and gas sales in the consolidated statements of operations and comprehensive income (loss).

Changes in deferred revenue from the VPP are as follows:

	June 30,	December 31,
	2012	2011
	(In thousands)
Beginning deferred revenue from VPP	$—	$—
Deferred revenue from VPP	44,881	—
Amortization of deferred revenue from VPP	(3,383)	—
Ending deferred revenue from VPP	$41,498	$—

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.                          Compensation Plans

Stock-Based Compensation

We presently have options outstanding under a stock option plan for independent directors covering 6,000 shares of Common Stock.  As of June 30, 2012, the options had a weighted average exercise price of $28.86 per share (ranging from $12.14 per share to $41.74 per share), a weighted average remaining contractual term of three years, and an aggregate intrinsic value of $117,100 (based on a market price at June 30, 2012 of $48.38 per share).  No options were granted during the six months ended June 30, 2012 or 2011.

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

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recognize compensation expense related to the APO Partnerships based on the estimated value of economic interests conveyed to the participants. Estimated compensation expense applicable to the APO Reward Plan and SWR Reward Plan is recognized over the vesting periods, which range from two years to five years. We recorded a $1.9 million credit to expense for the three months ended June 30, 2012 and a $2.4 million credit to expense for compensation expense for the three months ended June 30, 2011 in connection with all non-equity award plans. We recorded compensation expense of $4.4 million for the six months ended June 30, 2012 and $5 million for the six months ended June 30, 2011 in connection with all non-equity award plans. Aggregate compensation under non-equity award plans is reflected on the balance sheet as detailed in the following schedule:

	June 30,	December 31,
	2012	2011
	(In thousands)
Current liabilities:
Accrued liabilities and other	$1,601	$1,994
Non-current liabilities:
Accrued compensation under non-equity award plans	25,504	20,757
Total accrued compensation under non-equity award plans	$27,105	$22,751

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to June 30, 2012.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps:

	Oil		Gas
	Bbls	Price	MMBtu (a)	Price
Production Period:
3rd Quarter 2012	757,000	$90.30	—	$—
4th Quarter 2012	702,000	$90.40	—	$—
2013	1,913,000	$97.20	1,480,000	$3.34
2014	600,000	$99.30	—	$—
	3,972,000		1,480,000

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

Effect of Derivative Instruments on the Consolidated Balance Sheets

	Fair Value of Derivative Instruments as of June 30, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives not designated as hedging instruments:

Commodity derivatives	Fair value of derivatives:		Fair value of derivatives:
	Current	$13,190	Current	$—
	Non-current	16,012	Non-current	—
Total		$29,202		$—

	Fair Value of Derivative Instruments as of December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives not designated as hedging instruments:

Commodity derivatives	Fair value of derivatives:		Fair value of derivatives:
	Current	$—	Current	$5,633
	Non-current	—	Non-current	494
Total		$—		$6,127

Gross to Net Presentation Reconciliation of Derivative Assets and Liabilities

	June 30, 2012
	Assets	Liabilities
	(In thousands)
Fair value of derivatives — gross presentation	$33,044	$3,842
Effects of netting arrangements	(3,842)	(3,842)
Fair value of derivatives — net presentation	$29,202	$—

	December 31, 2011
	Assets	Liabilities
	(In thousands)
Fair value of derivatives — gross presentation	$26	$6,153
Effects of netting arrangements	(26)	(26)
Fair value of derivatives — net presentation	$—	$6,127

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All of our derivative contracts are with JPMorgan Chase Bank, N.A.  We have elected to net the outstanding positions with this counterparty between current and noncurrent assets or liabilities since we have the right to settle these positions on a net basis.

Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss)

	Amount of Gain or (Loss) Recognized in Earnings
	Three Months Ended			Six Months Ended
Location of Gain or (Loss)	June 30, 2012			June 30, 2012
Recognized in Earnings	Realized	Unrealized	Total	Realized	Unrealized	Total
		(In thousands)			(In thousands)
Derivatives not designated as hedging instruments:

Commodity derivatives:
Other income (expense) -
Gain (loss) on derivatives	$845	$37,821	$38,666	$(3,571)	$35,328	$31,757
Total	$845	$37,821	$38,666	$(3,571)	$35,328	$31,757

	Amount of Gain or (Loss) Recognized in Earnings
	Three Months Ended			Six Months Ended
Location of Gain or (Loss)	June 30, 2011			June 30, 2011
Recognized in Earnings	Realized	Unrealized	Total	Realized	Unrealized	Total
		(In thousands)			(In thousands)
Derivatives not designated as hedging instruments:

Commodity derivatives:
Other income (expense) -
Gain (loss) on derivatives	$(7,371)	$35,558	$28,187	$(9,089)	$(9,069)	$(18,158)
Total	$(7,371)	$35,558	$28,187	$(9,089)	$(9,069)	$(18,158)

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

The financial assets and liabilities measured on a recurring basis at June 30, 2012 and December 31, 2011 were commodity derivatives.  The fair value of all derivative contracts is reflected on the balance sheet as detailed in the following schedule:

	June 30,	December 31,
	2012	2011
	Significant Other	Significant Other
	Observable Inputs	Observable Inputs
Description	(Level 2)	(Level 2)
	(In thousands)
Assets:
Fair value of commodity derivatives	$29,202	$—
Total assets	$29,202	$—

Liabilities:
Fair value of commodity derivatives	$—	$6,127
Total liabilities	$—	$6,127

Fair Value of Other Financial Instruments

We estimate the fair value of our 2019 Senior Notes using quoted market prices (Level 1 inputs). Fair value is compared to the carrying value in the table below:

	June 30, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
Description	Amount	Fair Value	Amount	Fair Value
(In thousands)

7.75% Senior Notes due 2019	$349,560	$343,000	$349,535	$334,300

10.                   Income Taxes

Our effective federal and state income tax expense rate for the six months ended June 30, 2012 of 35.2% differed from the statutory federal rate of 35% due primarily to increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

We file federal income tax returns with the United States Internal Revenue Service (“IRS”) and state income tax returns in various state tax jurisdictions.  Our tax returns for fiscal years after 2008 currently remain subject to examination by appropriate taxing authorities.  None of our income tax returns are under examination at this time.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.                   Sales of Assets and Impairments of Inventory

Net gain on sales of assets and impairment of inventory for the three months and six months ended June 30, 2012 and June 30, 2011 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Gain on sales of assets	$300	$949	$437	$14,521

Loss on sales of assets and impairment of inventory:
Loss on sales of assets	—	(107)	—	(122)
Impairment of inventory	(45)	—	(278)	(181)
	(45)	(107)	(278)	(303)

Net gain	$255	$842	$159	$14,218

In February 2011, we sold two 2,000 horsepower drilling rigs and related equipment for $22 million of total consideration.  In connection with the sale, we recorded a gain of $13.2 million during the first quarter of 2011.  Proceeds from the sale consisted of $11 million cash and an $11 million promissory note that was subsequently exchanged for a membership interest in Dalea Investment Group, LLC in June 2012 (see Note 12).

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

12.                   Investment in Dalea Investment Group, LLC

In June 2012, we cancelled an $11 million note receivable (see Note 11) in exchange for a 7.66% non-controlling membership interest in Dalea Investment Group, LLC (“Dalea”), an international oilfield services company formed in March 2012.  Since the membership interests in Dalea are privately-held and are not traded in an active market, our investment in Dalea is carried at cost of $11 million.   We have not estimated the fair value of our investment in Dalea because there have been no identified events or changes in circumstances that may have had a significant adverse effect on its carrying value and because it is not practicable to estimate its fair value at this time.

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.                   Costs of Oil and Gas Properties

The following sets forth the net capitalized costs for oil and gas properties as of June 30, 2012 and December 31, 2011.

	June 30,	December 31,
	2012	2011
	(In thousands)
Proved properties	$2,315,050	$2,021,181
Unproved properties	82,707	81,904
Total capitalized costs	2,397,757	2,103,085
Accumulated depletion	(1,163,460)	(1,095,197)
Net capitalized costs	$1,234,297	$1,007,888

14.                   Impairment of Property and Equipment

We impair our long-lived assets, including oil and gas properties and contract drilling equipment, when estimated undiscounted future net cash flows of an asset are less than its carrying value.  The amount of any such impairment is recognized based on the difference between the carrying value and the estimated fair value of the asset.  We categorize the measurement of fair value of these assets as Level 3 inputs.  We estimate the fair value of the impaired property by applying weighting factors to fair values determined under three different methods: discounted cash flow method, flowing daily production method and proved reserves per BOE method. We then assign applicable weighting factors based on the relevant facts and circumstances.  We recorded provisions for impairment of proved properties aggregating $5.7 million for the three and six months ended June 30, 2012 and $4.4 million for the three and six months ended June 30, 2011, respectively.  These impairments were related to non-core areas in the Permian Basin to reduce the carrying values of those properties to their estimated fair value at June 30, 2012 and 2011, respectively.

Unproved properties are nonproducing and do not have estimable cash flow streams. Therefore, we estimate the fair value of individually significant prospects by obtaining, when available, information about recent market transactions in the vicinity of the prospects and adjust the market data as needed to give consideration to location of the prospects to known fields and reservoirs, the extent of geological and geophysical data on the prospects, the remaining terms of leases holding the acreage in the prospects, recent drilling results in the vicinity of the prospects, and other risk-related factors such as drilling and completion costs, estimated product prices and other economic factors. Individually insignificant prospects are grouped and impaired based on remaining lease terms and our historical experience with similar prospects. Based on the assessments previously discussed, we will impair our unproved oil and gas properties when we determine that a prospect’s carrying value exceed its estimated fair value. We categorize the measurement of fair value of these assets as Level 3 inputs. We recorded provisions for impairment of unproved properties aggregating $524,000 for the six months ended June 30, 2012 and $249,000 for the six months ended June 30, 2011, respectively, and charged these impairments to exploration costs in the accompanying statements of operations and comprehensive income (loss).

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.                   Segment Information

We have two reportable operating segments, which are oil and gas exploration and production and contract drilling services.

The following tables present selected financial information regarding our operating segments for the three-month and six-month periods ended June 30, 2012 and 2011.

For the Three Months Ended
June 30, 2012
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total

Revenues	$100,032	$16,553	$(11,975)	$104,610
Depreciation, depletion and amortization (a)	38,887	3,587	(2,170)	40,304
Other operating expenses (b)	39,004	14,294	(9,829)	43,469
Interest expense	9,268	—	—	9,268
Other (income) expense	(39,064)	—	—	(39,064)
Income (loss) before income taxes	51,937	(1,328)	24	50,633

Income tax (expense) benefit	(18,276)	465	—	(17,811)

Net income (loss)	$33,661	$(863)	$24	$32,822

Total assets	$1,468,451	$43,671	$(21,937)	$1,490,185
Additions to property and equipment	$155,487	$2,947	$24	$158,458

For the Six Months Ended
June 30, 2012
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total

Revenues	$207,549	$31,265	$(25,135)	$213,679
Depreciation, depletion and amortization (a)	68,836	7,037	(4,337)	71,536
Other operating expenses (b)	87,551	27,794	(20,834)	94,511
Interest expense	18,031	—	—	18,031
Other (income) expense	(33,055)	—	—	(33,055)
Income (loss) before income taxes	66,186	(3,566)	36	62,656

Income tax (expense) benefit	(23,303)	1,248	—	(22,055)

Net income (loss)	$42,883	$(2,318)	$36	$40,601

Total assets	$1,468,451	$43,671	$(21,937)	$1,490,185
Additions to property and equipment	$311,916	$9,591	$36	$321,543

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended
June 30, 2011
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total

Revenues	$107,118	$12,634	$(10,209)	$109,543
Depreciation, depletion and amortization (a)	29,081	2,967	(2,282)	29,766
Other operating expenses (b)	32,531	10,775	(8,787)	34,519
Interest expense	9,175	—	—	9,175
Other (income) expense	(30,087)	—	—	(30,087)
Income (loss) before income taxes	66,418	(1,108)	860	66,170

Income tax (expense) benefit	(23,626)	124	—	(23,502)

Net income (loss)	$42,792	$(984)	$860	$42,668

Total assets	$972,459	$59,656	$(9,483)	$1,022,632
Additions to property and equipment	$88,843	$5,011	$860	$94,714

For the Six Months Ended
June 30, 2011
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total

Revenues	$216,031	$24,793	$(22,108)	$218,716
Depreciation, depletion and amortization (a)	52,565	5,822	(4,877)	53,510
Other operating expenses (b)	73,064	20,184	(17,336)	75,912
Interest expense	15,587	—	—	15,587
Other (income) expense	32,987	(13,222)	—	19,765
Income (loss) before income taxes	41,828	12,009	105	53,942

Income tax (expense) benefit	(14,946)	(4,203)	—	(19,149)

Net income (loss)	$26,882	$7,806	$105	$34,793

Total assets	$972,459	$59,656	$(9,483)	$1,022,632
Additions to property and equipment	$176,285	$6,564	$105	$182,954

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

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.                   Guarantor Financial Information

In March and April 2011, we issued $350 million of aggregate principal amount of 2019 Senior Notes (see Note 3).  Presented below is condensed consolidated financial information of CWEI (“Issuer”) and the Issuer’s material wholly owned subsidiaries, all of which have jointly and severally, irrevocably and unconditionally guaranteed the performance and payment when due of all obligations under the 2019 Senior Notes and are referred to as “Guarantor Subsidiaries” in the following condensed consolidating financial statements.  We have reclassified amounts in the previously reported condensed consolidating financial statements in this Note 16 between the Issuer and the Guarantor Subsidiaries to conform to the current year presentation, which includes applying equity-method accounting for the investment in subsidiaries at the Issuer, and allocating appropriate income taxes to the Guarantor Subsidiaries.

The financial information which follows sets forth our condensed consolidating financial statements as of and for the periods indicated.

Condensed Consolidating Balance Sheet

June 30, 2012

(Unaudited)

(Dollars in thousands)

		Guarantor	Adjustments/
	Issuer	Subsidiaries	Eliminations	Consolidated

Current assets	$142,863	$208,923	$(214,763)	$137,023
Property and equipment, net	939,816	370,894	—	1,310,710
Investments in subsidiaries	289,399	—	(289,399)	—
Fair value of derivatives	16,012	—	—	16,012
Other assets	12,926	13,514	—	26,440

Total assets	$1,401,016	$593,331	$(504,162)	$1,490,185

Current liabilities	$231,918	$115,857	$(214,763)	$133,012
Non-current liabilities:
Long-term debt	699,560	—	—	699,560
Deferred income taxes	152,371	115,189	(112,819)	154,741
Other	45,884	72,886	—	118,770
	897,815	188,075	(112,819)	973,071

Equity	271,283	289,399	(176,580)	384,102

Total liabilities and equity	$1,401,016	$593,331	$(504,162)	$1,490,185

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

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Three Months Ended June 30, 2012

(Unaudited)

(Dollars in thousands)

		Guarantor	Adjustments/
	Issuer	Subsidiaries	Eliminations	Consolidated

Total revenue	$70,693	$34,259	$(342)	$104,610
Costs and expenses	49,169	34,946	(342)	83,773
Operating income (loss)	21,524	(687)	—	20,837
Other income (expense)	29,445	351	—	29,796
Equity in earnings of subsidiaries	(219)	—	219	—
Income tax (expense) benefit	(17,928)	117	—	(17,811)

Net income (loss)	$32,822	$(219)	$219	$32,822

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Six Months Ended June 30, 2012

(Unaudited)

(Dollars in thousands)

		Guarantor	Adjustments/
	Issuer	Subsidiaries	Eliminations	Consolidated

Total revenue	$148,441	$65,831	$(593)	$213,679
Costs and expenses	108,632	58,008	(593)	166,047
Operating income (loss)	39,809	7,823	—	47,632
Other income (expense)	12,759	2,265	—	15,024
Equity in earnings of subsidiaries	6,557	—	(6,557)	—
Income tax (expense) benefit	(18,524)	(3,531)	—	(22,055)

Net income (loss)	$40,601	$6,557	$(6,557)	$40,601

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Three Months Ended June 30, 2011

(Unaudited)

(Dollars in thousands)

		Guarantor	Adjustments/
	Issuer	Subsidiaries	Eliminations	Consolidated

Total revenue	$74,475	$35,312	$(244)	$109,543
Costs and expenses	38,929	25,600	(244)	64,285
Operating income (loss)	35,546	9,712	—	45,258
Other income (expense)	19,199	1,713	—	20,912
Equity in earnings of subsidiaries	7,427	—	(7,427)	—
Income tax (expense) benefit	(19,504)	(3,998)	—	(23,502)

Net income (loss)	$42,668	$7,427	$(7,427)	$42,668

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Six Months Ended June 30, 2011

(Unaudited)

(Dollars in thousands)

		Guarantor	Adjustments/
	Issuer	Subsidiaries	Eliminations	Consolidated

Total revenue	$136,446	$82,740	$(470)	$218,716
Costs and expenses	83,185	46,707	(470)	129,422
Operating income (loss)	53,261	36,033	—	89,294
Other income (expense)	(38,723)	3,371	—	(35,352)
Equity in earnings of subsidiaries	25,613	—	(25,613)	—
Income tax (expense) benefit	(5,358)	(13,791)	—	(19,149)

Net income (loss)	$34,793	$25,613	$(25,613)	$34,793

CLAYTON WILLIAMS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2012

(Unaudited)

(Dollars in thousands)

		Guarantor	Adjustments/
	Issuer	Subsidiaries	Eliminations	Consolidated
Operating activities	$41,432	$51,497	$4,337	$97,266
Investing activities	(251,758)	(16,152)	(4,337)	(272,247)
Financing activities	205,636	(35,636)	—	170,000
Net increase (decrease) in cash and cash equivalents	(4,690)	(291)	—	(4,981)

Cash at the beginning of the period	12,421	5,104	—	17,525

Cash at end of the period	$7,731	$4,813	$—	$12,544

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2011

(Unaudited)

(Dollars in thousands)

		Guarantor	Adjustments/
	Issuer	Subsidiaries	Eliminations	Consolidated
Operating activities	$84,818	$30,029	$4,877	$119,724
Investing activities	(164,588)	5,962	(4,877)	(163,503)
Financing activities	90,150	(37,012)	—	53,138
Net increase (decrease) in cash and cash equivalents	10,380	(1,021)	—	9,359

Cash at the beginning of the period	5,040	3,680	—	8,720

Cash at end of the period	$15,420	$2,659	$—	$18,079

17.                   Subsequent Events

We have evaluated events and transactions that occurred after the balance sheet date of June 30, 2012 and have determined that no events or transactions have occurred that would require recognition in the consolidated financial statements or disclosures in these notes to the consolidated financial statements.

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

Key Factors to Consider

The following summarizes the key factors considered by management in the review of our financial condition and operating performance for the second quarter of 2012 and the outlook for the remainder of 2012.

•                  Our oil and gas sales decreased $6.4 million, or 6%, from the second quarter 2011.  Price variances accounted for $17.8 million of the decrease and production variances accounted for an $8.9 million increase. In addition, oil and gas sales includes $2.5 million of amortized deferred revenue attributable to the volumetric production payment (“VPP”) granted March 1, 2012 to finance the merger consideration payable in connection with the mergers of each of 24 limited partnerships of which Southwest Royalties, Inc. (“SWR”) was the general partner into SWR (“SWR Mergers”).

•                  Our oil production increased 9% compared to the second quarter 2011 while gas production declined 6%.  Our combined oil and gas production for the second quarter of 2012 increased 6% on a barrels of oil equivalent (“BOE”) basis compared to the same period in 2011. The increase in oil production and the decline in gas production are indicative of our current emphasis on the development of oil reserves in the Permian Basin.

•                  Production costs increased 24% or $6.2 million for the second quarter of 2012 compared to the second quarter of 2011.  Production costs, excluding production taxes, accounted for a $6.4 million increase due to a combination of more producing wells and rising costs of field services, including salt water disposal costs, offset by a decrease in production taxes of $228,000 due to lower oil and gas sales.

•                  We recorded a $38.7 million net gain on derivatives in the second quarter of 2012, consisting of a $37.8 million unrealized gain for changes in mark-to-market valuations and an $845,000 realized gain on settled contracts.  For the same period in 2011, we recorded a $28.2 million net gain on derivatives in the second quarter of 2011 consisting of a $35.6 million unrealized gain for changes in mark-to-market valuations and a $7.4 million realized loss on settled contracts.  Since we do not presently designate our derivatives as cash flow hedges under applicable accounting standards, we recognize the full effect of changing prices on mark-to-market valuations as a current charge or credit to our results of operations.

•                  Depreciation, depletion and amortization expense increased 37% to $34.6 million in the second quarter of 2012 versus $25.3 million in the second quarter of 2011 due primarily to a 27% increase in the average depletion rate per BOE of production.  Most of the increase related to the Company’s Wolfbone play in Reeves County, Texas.

•                  General and administrative (“G&A”) expenses were $4.3 million in the second quarter of 2012 compared to $3 million in the second quarter of 2011.  Non-cash employee compensation expense from incentive compensation plans accounted for a credit to expense of $1.9 million in the second quarter of 2012 versus a $2.4 million credit to expense in the second quarter of 2011.  G&A expenses, excluding non-cash employee compensation expense, increased to $6.2 million in the second quarter of 2012 from $5.5 million in the second quarter of 2011 due primarily to higher personnel costs.

•                  Non-cash impairments of property and equipment were $5.7 million for the second quarter of 2012 compared to $4.4 million to the second quarter of 2011.  The second quarter of 2012 impairments resulted primarily from declines in commodity prices and related to non-core oil and gas properties in the Permian Basin.

Recent Exploration and Development Activities

Overview

Since the second quarter of 2009, we have been primarily committed to drilling developmental oil wells in the Permian Basin and the Giddings Area.  We currently plan to spend approximately $429.3 million on exploration and development activities during fiscal 2012.  We may increase or decrease our planned activities, depending upon drilling results, operating margins, the availability of capital resources, and other factors affecting the economic viability of such activities.

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

We spent $181.9 million in the Permian Basin during the first half of 2012 on drilling and completion activities and $38.7 million on leasing and seismic activities.  We drilled and completed 53 gross (48.8 net) operated wells in the Permian Basin and conducted various remedial operations on other wells during the first half of 2012.  We currently plan to spend approximately $369.5 million on drilling and leasing activities in this area during fiscal 2012.  Following is a discussion of our principal assets in the Permian Basin.

Wolfbone

We are actively growing our acreage position in the Wolfbone play located in the Delaware Basin on the western edge of the Permian Basin.  A Wolfbone well is a well that commingles production from the Bone Springs and Wolfcamp formations which are typically encountered at depths of 8,000 to 13,000 feet.  These Permian aged formations in the Delaware Basin are comprised of limestone and sandstone.  In March 2011, we entered into a farm-in agreement with Chesapeake Exploration, L.L.C. (“Chesapeake”) in southern Reeves County, Texas with a term of five years.  For each well that we drill in the farm-in area that meets certain specified requirements (each, a “carried well”), Chesapeake will retain a 25% carried interest, bearing none of the costs to drill and complete a carried well, and we will earn an undivided 75% interest in 640 net acres within the farm-in area.  Under the farm-in agreement, we are obligated to drill or commence drilling operations on at least 20 carried wells each year during the term of the agreement to a maximum of 100 carried wells.  Excess wells drilled during any year may be applied towards our drilling obligations in the next year.  To date, we have drilled 40 carried wells under this agreement.

We spent approximately $129.2 million on drilling and completion activities and $35.7 million for leasing activities in the Wolfbone play during the first half of 2012.  To date, we have accumulated more than 60,000 net acres in Reeves County through a combination of acreage earned from the Chesapeake farm-in and direct leasing activities and have commenced drilling operations on 63 vertical and 8 horizontal wells.  We plan to spend approximately $230.1 million on drilling and completion activities and $48.7 million on leasing activities in the Wolfbone play during 2012.  We are currently utilizing five rigs in this area and currently plan to keep the rig count at this level through the remainder of 2012.

Wolfberry

Another focal point in the Permian Basin is the drilling of Wolfberry wells in the Midland Basin.  Wolfberry is a term applied to the combined production from the Spraberry and Wolfcamp formations, which are generally found at depths of 7,500 to 10,500 feet.  These formations are comprised of a sequence of basinal, interbedded shales and carbonates.  We spent approximately $33.6 million on Wolfberry drilling and completion activities and approximately $700,000 on leasing activities during the first half of 2012.  We currently have two of our rigs drilling Wolfberry wells and plan to spend approximately $56.7 million during 2012 for drilling, completion and leasing activities.

Giddings Area

Prior to 1998, we concentrated our drilling activities in an oil-prone area we refer to as the Giddings Area.  Most of our wells in the Giddings Area were drilled as horizontal wells, many with multiple laterals in different producing horizons, including the Austin Chalk, Buda and Georgetown formations in East Central Texas.  Hydrocarbons are also encountered in the Giddings Area from other formations, including the Cotton Valley, Deep Bossier, Eagle Ford Shale, and Taylor formations. During the first half of 2012, we spent approximately $24.3 million in the Giddings Area on drilling and leasing activities and currently plan to spend approximately $35.4 million on similar drilling activities in this area during 2012.  Following is a discussion of our principal assets in the Giddings Area.

Austin Chalk

We have concentrated our recent drilling activities in the Giddings Area on the Austin Chalk formation, an upper Cretaceous geologic formation in the Gulf Coast region of the United States that stretches across numerous fields in Texas and Louisiana.  The Austin Chalk formation is generally encountered at depths of 5,500 to 7,000 feet.  Horizontal drilling is the primary technique used in the Austin Chalk formation to enhance productivity by intersecting multiple zones.  Most of our wells in this area were drilled as horizontal wells, many with multiple laterals in different producing horizons, including the Austin Chalk, Buda and Georgetown formations.  The existing spacing between some of our wells in this area affords us the opportunity to tap additional oil and gas reserves by drilling new wells between existing wells, a technique referred to as in-fill drilling.  These in-fill wells are considered lower risk as compared to exploratory wells.  We initiated a water fracturing program on certain wells in June 2011 to enhance productivity on certain wells.  We are currently evaluating further opportunities in the Giddings Area.

Eagle Ford Shale

The Eagle Ford Shale is a formation immediately beneath the Austin Chalk formation.  In October 2011, we drilled and completed the Hosek #1 well in Wilson County.  In the second quarter of 2012, we completed the Ortmann Unit #1 well in Wilson County and are encouraged by the initial production returns.  In the second quarter of 2012, we drilled the Balcar Unit #1 well in Lee County.  We have subsequently completed this well and are evaluating the initial flow rates to determine if the well is commercially viable.  The Company has a significant acreage position in the Giddings Field that may be prospective for Eagle Ford production if the Balcar Unit #1 is successful.

South Louisiana

In the first six months of 2012, we drilled and completed the Hassinger ETAL #1, an exploratory well in Jefferson Parish, Louisiana.  Currently, we are constructing a pipeline to begin production activities.  We plan to spend $8.5 million for 2012 in connection with drilling and leasing activities in South Louisiana.

Facilities

We are continuing construction on our gas gathering and salt water disposal systems in Reeves County to support our development activities in this area.  We currently have more than half the Company’s wells in Reeves County connected to gas pipeline facilities and expect to have most of the company’s producing wells connected by the end of the third quarter.  The Company is also nearing completion of an oil pipeline and salt water disposal system.  We spent $14.9 million in the first half of 2012 and expect to spend $22.2 million during 2012 on these systems.

Desta Drilling

Through our wholly owned subsidiary, Desta Drilling, L.P. (“Desta Drilling”), we operate 14 drilling rigs, 12 of which we own, and two of which we lease under long-term contracts.  We believe that owning our own rigs helps control our cost structure and provides us flexibility to take advantage of drilling opportunities on a timely basis.  The Desta Drilling rigs are primarily reserved for our use, but are available to conduct contract drilling operations for third parties from time to time.  We were using seven of our rigs to drill wells in our developmental drilling programs, four rigs were working for third parties and the remaining three rigs were being refurbished or upgraded as of July 27, 2012.  We currently plan to spend $12.6 million in 2012 to refurbish rigs and upgrade our drilling equipment.

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

	Three Months Ended
	June 30,
	2012	2011
Oil and Gas Production Data:
Oil (MBbls)	967	886
Gas (MMcf)	2,131	2,261
Natural gas liquids (MBbls)	89	73
Total (MBOE)	1,411	1,336

Average Realized Prices (a) (b):
Oil ($/Bbl)	$88.06	$100.07
Gas ($/Mcf)	$3.25	$5.56
Natural gas liquids ($/Bbl)	$44.73	$57.16

Gain (Loss) on Settled Derivative Contracts (b):
($ in thousands, except per unit)
Oil: Net realized gain (loss)	$845	$(11,919)
Per unit produced ($/Bbl)	$0.87	$(13.45)
Gas: Net realized gain	$—	$4,548
Per unit produced ($/Mcf)	$—	$2.01

Average Daily Production:
Oil (Bbls):
Permian Basin Area:
Delaware Basin	1,601	11
Other	5,474	5,680
Austin Chalk/Eagle Ford Shale	3,152	3,335
Other	399	710
Total	10,626	9,736

Gas (Mcf):
Permian Basin Area:
Delaware Basin	236	25
Other	13,924	12,176
Austin Chalk/Eagle Ford Shale	2,058	2,177
Other	7,200	10,468
Total	23,418	24,846

Natural Gas Liquids (Bbls):
Permian Basin Area:
Delaware Basin	93	—
Other	604	519
Austin Chalk/Eagle Ford Shale	222	183
Other	59	100
Total	978	802

(Continued)

	Three Months Ended
	June 30,
	2012	2011
Exploration Costs (in thousands):
Abandonment and impairment costs:
South Louisiana	$255	$174
Deep Bossier	331	—
Other	60	—
Total	646	174

Seismic and other	723	2,167
Total exploration costs	$1,369	$2,341

Depreciation, Depletion and Amortization (in thousands):
Oil and gas depletion	$32,839	$24,464
Contract drilling depreciation	1,416	685
Other depreciation	338	193
Total depreciation, depletion, and amortization	$34,593	$25,342

Oil and Gas Costs ($/BOE Produced):
Production costs	$22.90	$19.56
Production costs (excluding production taxes)	$19.33	$15.61
Oil and gas depletion	$23.27	$18.31

General and Administrative Expenses (in thousands):
Excluding non-cash employee compensation	$6,151	$5,475
Non-cash employee compensation(c)	(1,863)	(2,438)
Total	$4,288	$3,037

Net Wells Drilled (d):
Exploratory Wells	2.3	—
Developmental Wells	32.2	22.7

(Continued)

	Six Months Ended
	June 30,
	2012	2011
Oil and Gas Production Data:
Oil (MBbls)	1,896	1,785
Gas (MMcf)	4,144	4,374
Natural gas liquids (MBbls)	189	156
Total (MBOE)	2,776	2,670

Average Realized Prices (a) (b):
Oil ($/Bbl)	$94.26	$94.47
Gas ($/Mcf)	$3.54	$5.40
Natural gas liquids ($/Bbl)	$45.33	$52.47

Gain (Loss) on Settled Derivative Contracts (b):
($ in thousands, except per unit)
Oil: Net realized loss	$(3,571)	$(18,697)
Per unit produced ($/Bbl)	$(1.88)	$(10.47)
Gas: Net realized gain	$—	$9,608
Per unit produced ($/Mcf)	$—	$2.20

Average Daily Production:
Oil (Bbls):
Permian Basin Area:
Delaware Basin	1,352	5
Other	5,587	5,927
Austin Chalk/Eagle Ford Shale	3,074	3,333
Other	405	597
Total	10,418	9,862

Gas (Mcf):
Permian Basin Area:
Delaware Basin	443	16
Other	13,079	13,043
Austin Chalk/Eagle Ford Shale	2,101	2,060
Other	7,146	9,047
Total	22,769	24,166

Natural Gas Liquids (Bbls):
Permian Basin Area:
Delaware Basin	46	—
Other	675	568
Austin Chalk/Eagle Ford Shale	245	205
Other	72	89
Total	1,038	862

(Continued)

	Six Months Ended
	June 30,
	2012	2011
Exploration Costs (in thousands):
Abandonment and impairment costs:
South Louisiana	$312	$706
Deep Bossier	1,211	—
Permian Basin	296	—
Other	167	345
Total	1,986	1,051

Seismic and other	2,735	3,445
Total exploration costs	$4,721	$4,496

Depreciation, Depletion and Amortization (in thousands):
Oil and gas depletion	$62,553	$47,755
Contract drilling depreciation	2,699	945
Other depreciation	573	386
Total depreciation, depletion, and amortization	$65,825	$49,086

Oil and Gas Costs ($/BOE Produced):
Production costs	$22.11	$19.08
Production costs (excluding production taxes)	$18.33	$15.14
Oil and gas depletion	$22.53	$17.89

General and Administrative Expenses (in thousands):
Excluding non-cash employee compensation	$14,909	$10,573
Non-cash employee compensation(c)	4,394	4,963
Total	$19,303	$15,536

Net Wells Drilled (d):
Exploratory Wells	3.3	0.5
Developmental Wells	52.2	49.8

(a)              Oil and gas sales for 2012 includes $2.5 million for the three months ended June 30, 2012 and $3.4 million for the six months ended June 30, 2012 of amortized deferred revenue attributable to the volumetric production payment (“VPP”) effective March 1, 2012. The calculation of average realized sales prices for 2012 excludes production of 33,590 barrels of oil and 12,476 Mcf of gas for the three months ended June 30, 2012 and 44,967 barrels of oil and 17,175 Mcf of gas for the six months ended June 30, 2012 associated with the VPP.

(b)              No derivatives were designated as cash flow hedges in the table above.  All gains or losses on settled derivatives were included in other income (expense) - gain (loss) on derivatives.

(c)               Non-cash employee compensation relates to the Company’s non-equity award plans.

(d)              Excludes wells being drilled or completed at the end of each period.

Operating Results — Three-Month Periods

The following discussion compares our results for the three months ended June 30, 2012 to the comparative period in 2011.  Unless otherwise indicated, references to 2012 and 2011 within this section refer to the respective quarterly period.

Oil and gas operating results

Oil and gas sales in 2012 decreased $6.4 million, or 6%, from 2011.  Price variances accounted for a $17.8 million decrease and production variances accounted for an $8.9 million increase.  In addition, oil and gas sales in 2012 includes $2.5 million of amortized deferred revenue attributable to the VPP granted effective March 1, 2012 in connection with the SWR Mergers.  Production in 2012 (on a BOE basis) increased 6% compared to 2011.  Oil production increased 9% in 2012 from 2011 while gas production decreased 6% in 2012 from 2011.  Most of the decrease in gas production from 2011 levels was attributed to normal production declines from existing wells.  In 2012, our realized oil price was 12% lower than 2011, and our realized gas price was 42% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, increased 24% to $32.3 million in 2012 as compared to $26.1 million in 2011.  Production costs, excluding production taxes, accounted for a $6.4 million increase due to a combination of more producing wells and rising costs of field services, including salt water disposal costs, offset by a decrease in production taxes of $228,000 due to lower oil and gas sales.

Oil and gas depletion expense increased $8.4 million from 2011 to 2012 due to a $7 million increase related to rate variances and a $1.4 million increase due to production variances.  On a BOE basis, depletion expense increased 27% to $23.27 per BOE in 2012 from $18.31 per BOE in 2011.  Depletion expense per BOE of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration and development activities result in higher finding costs.

Exploration costs

Since we follow the successful efforts method of accounting, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2012, we charged to expense $1.4 million of exploration costs, as compared to $2.3 million in 2011.

Contract Drilling Services

We primarily utilize drilling rigs owned by Desta Drilling to drill wells in our exploration and development activities.  Drilling services revenues received by Desta Drilling, along with the related drilling services costs pertaining to the net interest owned by CWEI have been eliminated in our consolidated statements of operations and comprehensive income (loss).  Drilling service costs related to external customers were $4.4 million in 2012 compared to $1.9 million in 2011.

General and Administrative

G&A expenses increased $1.3 million from $3 million in 2011 to $4.3 million in 2012.  Non-cash employee compensation expense related to non-equity incentive plans was a credit to expense of $1.9 million in 2012 compared to a credit to expense of $2.4 million in 2011.  Lower commodity prices in the second quarter of 2012 resulted in a decrease in estimated future compensation expense from these plans, causing a partial reversal of previously accrued compensation expense.  Excluding employee compensation related to non-equity incentive plans, G&A expenses increased from $5.5 million in 2011 to $6.2 million in 2012 due primarily to higher personnel costs.  Higher cash bonuses paid to participants in APO reward plans contributed to the increase in personnel costs.

Interest expense

Interest expense increased 1% from $9.2 million in 2011 to $9.3 million in 2012.  Interest expense associated with our revolving credit facility increased by $1.8 million due primarily to an increase in borrowings which increased from an average daily principal balance of $33.8 million in 2011 compared to $316.3 million in 2012.  Interest expense decreased by $1.9 million as a result of our redemption of $81.8 million of our 7¾% Senior Notes (“2013 Senior Notes”) in August 2011 which was partially offset by a $491,000 increase in interest expense related to the $50 million issuance in April 2011 of our 7.75% Senior Notes due 2019 (“2019 Senior Notes”).

Gain/loss on derivatives

We did not designate any derivative contracts in 2012 or 2011 as cash flow hedges; therefore, all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  For the three months ended June 30, 2012, we reported a $38.7 million net gain on derivatives, consisting of a $37.8 million non-cash unrealized gain to mark our derivative positions to their fair value at June 30, 2012 and an $845,000 realized gain on settled contracts.  For the three months ended June 30, 2011, we reported a $28.2 million net gain on derivatives, consisting of a $35.6 million non-cash unrealized gain to mark our derivative positions to their fair value at June 30, 2011 and a $7.4 million realized loss on settled contracts.  Because oil and gas prices are volatile, and because we do not account for our derivatives as cash flow hedges, the effect of mark-to-market valuations on our gain/loss on derivatives can cause significant volatility in our results of operations.

Gain/loss on sales of assets and impairment of inventory

We recorded a net gain of $255,000 on sales of assets and impairment of inventory in 2012 compared to a net gain of $842,000 in 2011.  The 2012 gain related primarily to the sale of acreage in one prospect in South Louisiana.  The 2011 gain related primarily to the sale of certain interests in two prospects in South Louisiana.

Income tax expense

Our estimated effective income tax rate in 2012 of 35.2% differed from the statutory federal rate of 35% due primarily to increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

Operating Results — Six-Month Periods

The following discussion compares our results for the six months ended June 30, 2012 to the comparative period in 2011.  Unless otherwise indicated, references to 2012 and 2011 within this section refer to the respective six month period.

Oil and gas operating results

Oil and gas sales in 2012 increased $5.7 million, or 3%, from 2011.  Price variances accounted for a $9.5 million decrease and production variances accounted for an increase of $11.8 million.  In addition, oil and gas sales in 2012 includes $3.4 million of amortized deferred revenue attributable to the VPP granted effective March 1, 2012 in connection with the SWR Mergers.  Production in 2012 (on a BOE basis) increased 4% compared to 2011.  Oil production increased 6% in 2012 from 2011 while gas production decreased 5% in 2012 from 2011.  Most of the decrease in gas production from 2011 levels was attributed to normal production declines from existing wells.  In 2012, our realized oil price was less than 1% lower than 2011, and our realized gas price was 34% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, increased 20% to $61.4 million in 2012 as compared to $51 million in 2011.  Production costs, excluding production taxes, accounted for the $10.4 million increase due to a combination of more producing wells and rising costs of field services, including salt water disposal costs.

Oil and gas depletion expense increased $14.8 million from 2011 to 2012 due to a $12.9 million increase related to rate variances and a $1.9 million increase due to production variances.  On a BOE basis, depletion expense increased 26% to $22.53 per BOE in 2012 from $17.89 per BOE in 2011.  Depletion expense per BOE of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration and development activities result in higher finding costs.

Exploration costs

Since we follow the successful efforts method of accounting, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2012, we charged to expense $4.7 million of exploration costs, as compared to $4.5 million in 2011.

Contract Drilling Services

We primarily utilize drilling rigs owned by Desta Drilling to drill wells in our exploration and development activities.  Drilling services revenues received by Desta Drilling, along with the related drilling services costs pertaining to the net interest owned by CWEI have been eliminated in our consolidated statements of operations and comprehensive income (loss).  Drilling service costs related to external customers were $6.8 million in 2012 compared to $2.7 million in 2011.

General and Administrative

G&A expenses increased $3.8 million from $15.5 million in 2011 to $19.3 million in 2012.  Non-cash employee compensation expense related to non-equity incentive plans was $4.4 million in 2012 compared to $5 million in 2011.  Excluding employee compensation related to non-equity incentive plans, G&A expenses increased from $10.6 million in 2011 to $14.9 million in 2012 due to a combination of factors including higher personnel costs, $2.2 million associated with the SWR Mergers, and charitable contributions of $1 million.  Higher cash bonuses paid to participants in APO reward plans contributed to the increase in personnel costs.

Interest expense

Interest expense increased 16% from $15.6 million in 2011 to $18 million in 2012.  Interest expense associated with our revolving credit facility increased by $2.2 million due primarily to an increase in borrowings which increased from an average daily principal balance of $96.1 million in 2011 compared to $275.6 million in 2012.  Interest expense related to our 2019 Senior Notes increased $6.5 million related to the issuances in March and April 2011 of $350 million, which was offset by a $6.1 million decrease as a result of our redemption of $225 million 2013 Senior Notes in March and August 2011.

Loss on early extinguishment of long-term debt

In March 2011, we redeemed $143.2 million in aggregate principal amount of 2013 Senior Notes in a tender offer and recorded a $4.6 million loss on early extinguishment of long-term debt consisting of a $2.8 million premium and a $1.8 million write-off of debt issuance costs.

Gain/loss on derivatives

We did not designate any derivative contracts in 2012 or 2011 as cash flow hedges; therefore, all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  For the six months ended June 30, 2012, we reported a $31.8 million net gain on derivatives, consisting of a $35.3 million non-cash unrealized gain to mark our derivative positions to their fair value at June 30, 2012 and a $3.5 million realized loss on settled contracts.  For the six months ended June 30, 2011, we reported an $18.2 million net loss on derivatives, consisting of a $9.1 million non-cash unrealized loss to mark our derivative positions to their fair value at June 30, 2011 and a $9.1 million realized loss on settled contracts.  Because oil and gas prices are volatile, and because we do not account for our derivatives as cash flow hedges, the effect of mark-to-market valuations on our gain/loss on derivatives can cause significant volatility in our results of operations.

Gain/loss on sales of assets and impairment of inventory

We recorded a net gain of $159,000 on sales of assets and impairment of inventory in 2012 compared to a net gain of $14.2 million in 2011.  The 2011 gain related primarily to the sale of our two 2,000 horsepower drilling rigs and related equipment for a $13.2 million gain.

Income tax expense

Our estimated effective income tax rate in 2012 of 35.2% differed from the statutory federal rate of 35% due primarily to increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

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

Capital expenditures

The following table summarizes, by area, our actual expenditures for exploration and development activities for the first six months of 2012 and our planned expenditures for the year ending December 31, 2012.

	Actual	Planned
	Expenditures	Expenditures	2012
	Six Months Ended	Year Ended	Percentage
	June 30, 2012	December 31, 2012	of Total
	(In thousands)
Drilling and Completion
Permian Basin Area:
Delaware Basin	$129,200	$230,100	54%
Other	52,700	86,600	20%
Austin Chalk/Eagle Ford Shale	17,100	22,200	5%
Other	7,800	9,700	2%
	206,800	348,600	81%
Leasing and seismic	50,200	80,700	19%
Exploration and development	$257,000	$429,300	100%

Our expenditures for exploration and development activities for the six months ended June 30, 2012 totaled $257 million.  We financed these expenditures for the first half of 2012 with cash flow from operating activities and $170 million of advances under the revolving credit facility.  We currently plan to spend approximately $429.3 million on exploration and development activities during fiscal 2012 as compared to our previous estimate of $384.6 million.  Most of the $44.7 million increase in estimated expenditures relates to higher drilling and completion costs in the Delaware Basin due in part to our bearing a higher percentage of drilling and completion costs in wells in which Chesapeake elected not to participate for its 25% retained working interest.  Our actual expenditures during 2012 may vary significantly from these estimates since our plans for exploration and development activities may change during the remainder of the year.  Factors, such as changes in operating margins and the availability of capital resources could increase or decrease our actual expenditures during the remainder of fiscal 2012.

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

Cash flow provided by operating activities for the six months ended June 30, 2012 decreased $22.5 million, or 18.8%, as compared to the corresponding period in 2011 due primarily to a 20% increase in production costs.

Revolving credit facility

We have a credit facility with a syndicate of banks that provides for a revolving line of credit of up to $565 million, limited to the amount of a borrowing base as determined by the banks.  We have historically relied on the revolving credit facility for both our short-term liquidity (working capital) and our long-term financial needs.  As long as we have sufficient availability under the revolving credit facility to meet our obligations as they become due, we believe that we will have sufficient liquidity and will be able to fund any short-term working capital deficit.

The borrowing base, which is based on the discounted present value of future net cash flows from oil and gas production, is redetermined by the banks semi-annually in May and November.  We or the banks may also request an unscheduled borrowing base redetermination at other times during the year.  If, at any time, the borrowing base is less than the amount of outstanding credit exposure under the revolving credit facility, we will be required to (1) provide additional security, (2) prepay the principal amount of the loans in an amount sufficient to eliminate the deficiency (or by a combination of such additional security and such prepayment to eliminate such deficiency), or (3) prepay the deficiency in not more than five equal monthly installments plus accrued interest.  The banks increased the aggregate commitment from $350 million to $475 million in April 2012 and increased the borrowing base from $475 million to $565 million and the maximum credit facility from $500 million to $565 million in May 2012.

The revolving credit facility is collateralized primarily by 80% or more of the adjusted engineered value (as defined in the revolving credit facility) of our oil and gas interests evaluated in determining the borrowing base.  The obligations under the revolving credit facility are guaranteed by each of CWEI’s material domestic subsidiaries.

At our election, annual interest rates under the revolving credit facility are determined by reference to (1) LIBOR plus an applicable margin between 1.75% and 2.75% per year or (2) if an alternate base rate loan, the greatest of (A) the prime rate, (B) the federal funds rate plus 0.50%, or (C) one-month LIBOR plus 1% plus, if any of (A), (B) or (C), an applicable margin between 0.75% and 1.75% per year.  We also pay a commitment fee on the unused portion of the revolving credit facility at a rate between 0.375% and 0.50%.  The applicable margins are based on actual borrowings outstanding as a percentage of the borrowing base.  Interest and fees are payable no less often than quarterly.  The effective annual interest rate on borrowings under the revolving credit facility, excluding bank fees and amortization of debt issue costs, for the six months ended June 30, 2012 was 2.6%.

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

Working capital computed for loan compliance purposes differs from our working capital computed in accordance with accounting principles generally accepted in the United States (“GAAP”).  Since compliance with financial covenants is a material requirement under the credit facilities, we consider the loan compliance working capital to be useful as a measure of our liquidity because it includes the funds available to us under the revolving credit facility and is not affected by the volatility in working capital caused by changes in fair value of derivatives.  Our GAAP reported working capital was $4 million at June 30, 2012 compared to a deficit of $13.3 million at December 31, 2011.  After giving effect to the adjustments, our working capital computed for loan compliance purposes was $111.8 million at June 30, 2012, as compared to $158.3 million at December 31, 2011.  The following table reconciles our GAAP working capital (deficit) to the working capital computed for loan compliance purposes at June 30, 2012 and December 31, 2011.

	June 30,	December 31,
	2012	2011
	(In thousands)
Working capital (deficit) per GAAP	$4,011	$(13,287)
Add funds available under the revolving credit facility	120,950	165,950
Exclude fair value of derivatives classified as current assets or current liabilities	(13,190)	5,633
Working capital per loan covenant	$111,771	$158,296

The revolving credit facility provides that the ratio of our consolidated funded indebtedness to consolidated EBITDAX (the “Leverage Ratio”) (determined as of the last end of each fiscal quarter for the then most-recently ended four fiscal quarters) from being greater than 4 to 1.

We were in compliance with all financial and non-financial covenants at June 30, 2012.  However, if we increase leverage and our liquidity is reduced, we may fail to comply with one or more of these covenants in the future.  If we fail to meet any of these loan covenants, we would ask the banks to waive compliance, amend the revolving credit facility to allow us to become compliant or grant us sufficient time to obtain additional capital resources through alternative means.  If a suitable arrangement could not be reached with the banks, the banks could accelerate the indebtedness and seek to foreclose on the pledged assets.

The lending group under the revolving credit facility includes the following institutions:  JPMorgan Chase Bank, N.A., Bank of Scotland plc, Union Bank, N.A., Wells Fargo Bank, N.A., The Royal Bank of Scotland plc, Compass Bank, The Frost National Bank, Natixis, Keybank, N.A. and UBS Loan Finance, LLC.

From time to time, we engage in other transactions with lenders under the revolving credit facility.  Such lenders or their affiliates may serve as counterparties to our commodity and interest rate derivative agreements. As of June 30, 2012, JPMorgan Chase Bank, N.A. was the only counterparty to our commodity derivative agreements.  Our obligations under existing derivative agreements with our lenders are secured by the security documents executed by the parties under the revolving credit facility.

During the first six months of 2012, we increased indebtedness outstanding under the revolving credit facility by $170 million.  At June 30, 2012, we had $350 million of borrowings outstanding under the revolving credit facility, leaving $121 million available on the facility after allowing for outstanding letters of credit totaling $4.1 million.  The revolving credit facility matures in November 2015.

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

In March 2011, we issued $300 million of aggregate principal amount of 2019 Senior Notes.  The 2019 Senior Notes were issued at face value and bear interest at 7.75% per year, payable semi-annually on April 1 and October 1 of each year, beginning October 1, 2011.  In April 2011, we issued an additional $50 million aggregate principal amount of 2019 Senior Notes with an original issue discount of 1% or $500,000.  We may redeem some or all of the 2019 Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 103.875% beginning on April 1, 2015, 101.938% beginning on April 1, 2016, and 100% beginning on April 1, 2017 or for any period thereafter, in each case plus accrued and unpaid interest.

The Indenture contains covenants that restrict our ability to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the 2019 Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant provides that we may only incur indebtedness if the ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) does not exceed certain ratios specified in the Indenture.  These covenants are subject to a number of important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at June 30, 2012.

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to June 30, 2012. The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps:

	Oil		Gas
	Bbls	Price	MMBtu (a)	Price
Production Period:
3rd Quarter 2012	757,000	$90.30	—	$—
4th Quarter 2012	702,000	$90.40	—	$—
2013	1,913,000	$97.20	1,480,000	$3.34
2014	600,000	$99.30	—	$—
	3,972,000		1,480,000

(a)         One MMBtu equals one Mcf at a Btu factor of 1,000.

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of our commodity derivatives.  A $1 per barrel change in the price of oil and a $.50 per MMBtu change in the price of gas would change the fair value of our commodity derivatives by approximately $4.5 million.

Interest Rates

We are exposed to interest rate risk on our long-term debt with a variable interest rate.  At June 30, 2012, our fixed rate debt maturing 2019 had a carrying value of $349.6 million and an approximate fair value of $343 million, based on current market quotes.  We estimate that a hypothetical change in the fair value of our long-term debt resulting from a 100-basis point change in interest rates would be approximately $17.4 million.  Based on our outstanding variable rate indebtedness at June 30, 2012 of $350 million, a change in interest rates of 100-basis points would affect annual interest payments by $3.5 million.

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

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*10.1	Fourth Amendment to Second Amended and Restated Credit Agreement dated April 23, 2012

*10.2	Borrowing Base Redetermination and Maximum Facility Increase dated May 22, 2012

*31.1	Certification by the President and Chief Executive Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

*31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

***32.1	Certifications by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

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

CLAYTON WILLIAMS ENERGY, INC.

Date:	August 7, 2012	By:	/s/ Mel G. Riggs
Mel G. Riggs
Executive Vice President and Chief Operating Officer

Date:	August 7, 2012	By:	/s/ Michael L. Pollard
Michael L. Pollard
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
**3.1	Second Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to our Form S-2 Registration Statement, Commission File No. 333-13441

**3.2	Certificate of Amendment of Second Restated Certificate of Incorporation of Clayton Williams Energy, Inc., filed as Exhibit 3.1 to our Form 10-Q for the period ended September 30, 2000††

**3.3	Corporate Bylaws of Clayton Williams Energy, Inc., as amended, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 14, 2008††

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

*10.1	Fourth Amendment to Second Amended and Restated Credit Agreement dated April 23, 2012

*10.2	Borrowing Base Redetermination and Maximum Facility Increase dated May 22, 2012

*31.1	Certification by the President and Chief Executive Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

*31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

***32.1	Certifications by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*                       Filed herewith

**                Incorporated by reference to the filing indicated

***         Furnished herewith

†                       Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement

††                Filed under our Commission File No. 001-10924