Form 10-Q
period 2012-09-30
CLAYTON WILLIAMS ENERGY INC /DE
filed 2012-11-06
CIK 880115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 12,163,536 shares of Common Stock, $.10 par value, of the registrant outstanding as of November 6, 2012.

CLAYTON WILLIAMS ENERGY, INC.

PART I.  FINANCIAL INFORMATION

Item 1 -	Financial Statements

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands) ASSETS

	September 30, 2012	December 31, 2011
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$22,694	$17,525
Accounts receivable:
Oil and gas sales	36,770	41,282
Joint interest and other, net	12,357	14,517
Affiliates	513	990
Inventory	44,272	44,868
Deferred income taxes	8,202	8,948
Fair value of derivatives	945	—
Prepaids and other	5,730	14,813
	131,483	142,943
PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	2,497,466	2,103,085
Natural gas gathering and processing systems	45,477	26,040
Contract drilling equipment	88,570	75,956
Other	20,970	19,134
	2,652,483	2,224,215
Less accumulated depreciation, depletion and amortization	(1,271,601)	(1,156,664)
Property and equipment, net	1,380,882	1,067,551

OTHER ASSETS
Debt issue costs, net	10,898	11,644
Fair value of derivatives	7,745	—
Investments and other	15,531	4,133
	34,174	15,777
	$1,546,539	$1,226,271

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands) LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2012	December 31, 2011
	(Unaudited)
CURRENT LIABILITIES
Accounts payable:
Trade	$76,426	$98,645
Oil and gas sales	36,129	37,409
Affiliates	123	1,501
Fair value of derivatives	—	5,633
Accrued liabilities and other	21,088	13,042
	133,766	156,230
NON-CURRENT LIABILITIES
Long-term debt	769,572	529,535
Deferred income taxes	152,022	134,209
Fair value of derivatives	—	494
Asset retirement obligations	51,547	40,794
Deferred revenue from volumetric production payment	39,170	—
Accrued compensation under non-equity award plans	22,675	20,757
Other	861	751
	1,035,847	726,540
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share, authorized — 3,000,000 shares; none issued	—	—
Common stock, par value $.10 per share, authorized — 30,000,000 shares: issued and outstanding — 12,163,536 shares at September 30, 2012 and December 31, 2011	1,216	1,216
Additional paid-in capital	152,515	152,515
Retained earnings	223,195	189,770
	376,926	343,501
	$1,546,539	$1,226,271

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited) (In thousands, except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES
Oil and gas sales	$101,638	$99,752	$308,116	$300,488
Natural gas services	671	334	1,305	1,108
Drilling rig services	5,348	929	11,478	3,614
Gain on sales of assets	106	49	543	14,570
Total revenues	107,763	101,064	321,442	319,780
COSTS AND EXPENSES
Production	32,564	24,284	93,937	75,237
Exploration:
Abandonments and impairments	306	1,256	2,292	2,307
Seismic and other	2,710	1,842	5,445	5,287
Natural gas services	508	233	956	781
Drilling rig services	5,335	1,673	12,164	4,378
Depreciation, depletion and amortization	37,661	25,901	103,486	74,987
Impairment of property and equipment	—	5,035	5,711	9,459
Accretion of asset retirement obligations	1,069	706	2,628	2,077
General and administrative	5,830	7,142	25,133	22,678
Loss on sales of assets and impairment of inventory	207	114	485	417
Total costs and expenses	86,190	68,186	252,237	197,608
Operating income	21,573	32,878	69,205	122,172
OTHER INCOME (EXPENSE)
Interest expense	(9,786)	(8,717)	(27,817)	(24,304)
Loss on early extinguishment of long-term debt	—	(907)	—	(5,501)
Gain (loss) on derivatives	(21,901)	92,286	9,856	74,128
Other	(559)	527	739	3,514
Total other income (expense)	(32,246)	83,189	(17,222)	47,837
Income (loss) before income taxes	(10,673)	116,067	51,983	170,009
Income tax (expense) benefit	3,497	(41,544)	(18,558)	(60,693)
NET INCOME (LOSS)	$(7,176)	$74,523	$33,425	$109,316
Net income (loss) per common share:
Basic	$(0.59)	$6.13	$2.75	$8.99
Diluted	$(0.59)	$6.13	$2.75	$8.99
Weighted average common shares outstanding:
Basic	12,164	12,163	12,164	12,160
Diluted	12,164	12,163	12,164	12,161

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited) (In thousands)

	Common Stock		Additional		Total
	No. of	Par	Paid-In	Retained	Stockholders’
	Shares	Value	Capital	Earnings	Equity
BALANCE,
December 31, 2011	12,164	$1,216	$152,515	$189,770	$343,501
Net income	—	—	—	33,425	33,425
BALANCE,
September 30, 2012	12,164	$1,216	$152,515	$223,195	$376,926

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,425	$109,316
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	103,486	74,987
Impairment of property and equipment	5,711	9,459
Exploration costs	2,292	2,307
(Gain) loss on sales of assets and impairment of inventory, net	(58)	(14,153)
Deferred income tax expense	18,558	60,693
Non-cash employee compensation	2,200	6,104
Unrealized gain on derivatives	(14,817)	(82,029)
Accretion of asset retirement obligations	2,628	2,077
Amortization of debt issue costs and original issue discount	1,587	1,623
Loss on early extinguishment of long-term debt	—	5,501
Amortization of deferred revenue from volumetric production payment	(5,862)	—
Changes in operating working capital:
Accounts receivable	7,150	768
Accounts payable	(5,772)	(4,456)
Other	7,355	3,090
Net cash provided by operating activities	157,883	175,287
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(438,482)	(282,474)
Proceeds from volumetric production payment	45,032	—
Proceeds from sales of assets	867	12,466
Increase in equipment inventory	64	2,844
Other	(195)	(133)
Net cash used in investing activities	(392,714)	(267,297)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	240,000	445,366
Repayments of long-term debt	—	(323,500)
Premium on early extinguishment of long-term debt	—	(2,765)
Proceeds from exercise of stock options	—	213
Net cash provided by financing activities	240,000	119,314
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,169	27,304
CASH AND CASH EQUIVALENTS
Beginning of period	17,525	8,720
End of period	$22,694	$36,024
SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$19,295	$8,064

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

Substantially all of our oil and gas production is sold under short-term contracts, which are market-sensitive.  Accordingly, our results of operations and capital resources are highly dependent upon prevailing market prices of, and demand for, oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control.  These factors include the level of global supply and demand for oil and natural gas, market uncertainties, weather conditions, domestic governmental regulations and taxes, political and economic conditions in oil producing countries, price and availability of alternative fuels, and overall domestic and foreign economic conditions.

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

In the opinion of management, our unaudited consolidated financial statements as of September 30, 2012 and for the interim periods ended September 30, 2012 and 2011 include all adjustments that are necessary for a fair presentation in accordance with GAAP.  These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2011.

3.	Long-Term Debt

Long-term debt consists of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
7.75% Senior Notes due 2019, net of unamortized original issue discount of $428 at September 30, 2012 and $465 at December 31, 2011	$349,572	$349,535
Revolving credit facility, due November 2015	420,000	180,000
	$769,572	$529,535

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Indenture governing the 2019 Senior Notes contains covenants that restrict our ability to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the 2019 Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant provides that we may only incur indebtedness if the ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) does not exceed certain ratios specified in the Indenture.  These covenants are subject to a number of important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at September 30, 2012.

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

In May 2012, the banks increased the borrowing base from $475 million to $565 million and increased the maximum credit facility from $500 million to $565 million.  The banks also increased the aggregate commitment from $350 million to $475 million in April 2012 and to $555 million in August 2012. At September 30, 2012, after allowing for outstanding letters of credit totaling $4.1 million, we had $131 million available under the revolving credit facility based on then-existing commitments.  During the first nine months of 2012, we increased indebtedness outstanding under the revolving credit facility by $240 million.

The revolving credit facility is collateralized primarily by 80% or more of the adjusted engineered value (as defined in the revolving credit facility) of our oil and gas interests evaluated in determining the borrowing base.  The obligations under the revolving credit facility are guaranteed by each of CWEI’s material domestic subsidiaries.

At our election, annual interest rates under the revolving credit facility are determined by reference to (1) LIBOR plus an applicable margin between 1.75% and 2.75% per year or (2) if an alternate base rate loan, the greatest of (A) the prime rate, (B) the federal funds rate plus 0.50%, or (C) one-month LIBOR plus 1% plus, if any of (A), (B) or (C), an applicable margin between 0.75% and 1.75% per year.  We also pay a commitment fee on the unused portion of the revolving credit facility at a rate between 0.375% and 0.50%.  The applicable margins are based on actual borrowings outstanding as a percentage of the borrowing base.  Interest and fees are payable no less often than quarterly.  The effective annual interest rate on borrowings under the revolving credit facility, excluding bank fees and amortization of debt issue costs, for the nine months ended September 30, 2012 was 2.6%.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The revolving credit facility also contains various covenants and restrictive provisions that may, among other things, limit our ability to sell assets, incur additional indebtedness, make investments or loans and create liens.  One such covenant requires that we maintain a ratio of consolidated current assets to consolidated current liabilities of at least 1 to 1.  Another financial covenant prohibits the ratio of our consolidated funded indebtedness to consolidated EBITDAX (determined as of the end of each fiscal quarter for the then most-recently ended four fiscal quarters) from being greater than 4 to 1.  The computations of consolidated current assets, current liabilities, EBITDAX and indebtedness are defined in the revolving credit facility.  We were in compliance with all financial and non-financial covenants at September 30, 2012.

4.	Acquisition of Southwest Royalties, Inc. Limited Partnerships

On March 14, 2012, Southwest Royalties, Inc. (“SWR”), a wholly owned subsidiary of CWEI, completed the mergers of each of the 24 limited partnerships of which SWR was the general partner (“SWR Partnerships”), into SWR, with SWR continuing as the surviving entity in the mergers. At the effective time of the mergers, all of the units representing limited partnership interests in the SWR Partnerships, other than those held by SWR, were converted into the right to receive cash. SWR did not receive any cash payment for its partnership interests in the SWR Partnerships. However, as a result of the mergers, SWR acquired 100% of the assets and liabilities of the SWR Partnerships. SWR paid aggregate merger consideration of $38.6 million in the mergers. Pro forma financial information is not presented as it would not be materially different from the information presented in the consolidated statements of operations and comprehensive income (loss) of CWEI.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$4,118
Oil and gas properties	41,098
Other non-current assets	210
Total assets acquired	45,426

Asset retirement obligations	(6,864)
Total liabilities assumed	(6,864)

Net assets acquired	$38,562

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Asset Retirement Obligations

Changes in asset retirement obligations (“ARO”) are as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Beginning of period	$40,794	$40,444
Additional ARO from new properties	7,687	1,526
Sales or abandonments of properties	(967)	(4,425)
Accretion expense	2,628	2,757
Revisions of previous estimates	1,405	492
End of period	$51,547	$40,794

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

Changes in deferred revenue from the VPP are as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Beginning of period	$—	$—
Deferred revenue from VPP	45,032	—
Amortization of deferred revenue from VPP	(5,862)	—
End of period	$39,170	$—

Under the terms of the VPP, SWR conveyed to a third party a term overriding royalty interest covering approximately 725,000 BOE of estimated future oil and gas production. As of September 30, 2012, we have a remaining obligation to deliver approximately 642,000 BOE.

7.	Compensation Plans

Stock-Based Compensation

We presently have options outstanding under a stock option plan for independent directors covering 6,000 shares of Common Stock.  As of September 30, 2012, the options had a weighted average exercise price of $28.86 per share (ranging from $12.14 per share to $41.74 per share), a weighted average remaining contractual term of 2.8 years, and an aggregate intrinsic value of $138,160 (based on a market price at September 30, 2012 of $51.89 per share).  No options were granted during the nine months ended September 30, 2012 or 2011.

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

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Compensation Committee has also adopted an APO reward plan (the “APO Reward Plan”) which offers eligible officers, key employees and consultants the opportunity to receive bonus payments that are based on certain profits derived from a portion of our working interest in specified areas where we are conducting drilling and production enhancement operations.  The wells subject to an APO Reward Plan are not included in the APO Incentive Plan.  Likewise, wells included in the APO Incentive Plan are not included in the APO Reward Plan.  Although conceptually similar to the APO Incentive Plan, the APO Reward Plan is a compensatory bonus plan through which we pay participants a bonus equal to a portion of the APO cash flows received by us from our working interest in wells in a specified area.  Unlike the APO Incentive Plan, however, participants in the APO Reward Plan are not immediately vested in all future amounts payable under the plan.  To date, we have granted awards under the APO Reward Plan in 13 specified areas, each of which established a quarterly bonus amount equal to 7% or 10% of the APO cash flow from wells drilled or recompleted in the respective areas after the effective date set forth in each plan, which dates range from January 1, 2007 to April 1, 2011.  Of these 13 awards, one award fully vested November 4, 2011, three awards fully vested August 9, 2012, three awards will fully vest on May 5, 2013 and six awards will fully vest on June 1, 2013.

In January 2007, we granted awards under the Southwest Royalties Reward Plan (the “SWR Reward Plan”), a one-time incentive plan which established a quarterly bonus amount for participants equal to the after-payout cash flow from a 22.5% working interest in one well. As of October 25, 2011, the plan was fully vested and 100% of subsequent quarterly bonus amounts are payable to participants.

To continue as a participant in the APO Reward Plan or the SWR Reward Plan, participants must remain in the employment or service of the Company through the full vesting date established for each award.  The full vesting date may be accelerated in the event of a change of control or sale transaction, as defined in the plan documents.

We recognize compensation expense related to the APO Partnerships based on the estimated value of economic interests conveyed to the participants. Estimated compensation expense applicable to the APO Reward Plan and SWR Reward Plan is recognized over the vesting periods, which range from two years to five years. We recorded a $2.2 million credit to compensation expense for the three months ended September 30, 2012 and a $1.1 million charge to compensation expense for the three months ended September 30, 2011 in connection with all non-equity award plans. We recorded compensation expense of $2.2 million for the nine months ended September 30, 2012 and $6.1 million for the nine months ended September 30, 2011 in connection with all non-equity award plans. Aggregate compensation under non-equity award plans is reflected on the balance sheet as detailed in the following schedule:

	September 30, 2012	December 31, 2011
	(In thousands)
Current liabilities:
Accrued liabilities and other	$2,207	$1,994
Non-current liabilities:
Accrued compensation under non-equity award plans	22,675	20,757
Total accrued compensation under non-equity award plans	$24,882	$22,751

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Derivatives

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to September 30, 2012.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps:

	Oil		Gas
	Bbls	Price	MMBtu (a)	Price
Production Period:
4th Quarter 2012	702,000	$90.40	—	$—
2013	1,913,000	$97.20	1,480,000	$3.34
2014	600,000	$99.30	—	$—
	3,215,000		1,480,000

(a)	One MMBtu equals one Mcf at a Btu factor of 1,000.

Accounting For Derivatives

We did not designate any of our currently open commodity derivatives as cash flow hedges; therefore, all changes in the fair value of these contracts prior to maturity, plus any realized gains or losses at maturity, are recorded as other income (expense) in our statements of operations and comprehensive income (loss).

Effect of Derivative Instruments on the Consolidated Balance Sheets

	Fair Value of Derivative Instruments as of September 30, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives not designated as hedging instruments:
Commodity derivatives	Fair value of derivatives:		Fair value of derivatives:
	Current	$945	Current	$—
	Non-current	7,745	Non-current	—
Total		$8,690		$—

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value of Derivative Instruments as of December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives not designated as hedging instruments:
Commodity derivatives	Fair value of derivatives:		Fair value of derivatives:
	Current	$—	Current	$5,633
	Non-current	—	Non-current	494
Total		$—		$6,127

Gross to Net Presentation Reconciliation of Derivative Assets and Liabilities

	September 30, 2012
	Assets	Liabilities
	(In thousands)
Fair value of derivatives — gross presentation	$18,655	$9,965
Effects of netting arrangements	(9,965)	(9,965)
Fair value of derivatives — net presentation	$8,690	$—

	December 31, 2011
	Assets	Liabilities
	(In thousands)
Fair value of derivatives — gross presentation	$26	$6,153
Effects of netting arrangements	(26)	(26)
Fair value of derivatives — net presentation	$—	$6,127

All of our derivative contracts are with JPMorgan Chase Bank, N.A.  We have elected to net the outstanding positions with this counterparty between current and noncurrent assets or liabilities since we have the right to settle these positions on a net basis.

Effect of Derivative Instruments Recognized in Earnings on the Consolidated Statements of Operations and Comprehensive Income (Loss)

	Amount of Gain or (Loss) Recognized in Earnings
	Three Months Ended			Nine Months Ended
Location of Gain or (Loss)	September 30, 2012			September 30, 2012
Recognized in Earnings	Realized	Unrealized	Total	Realized	Unrealized	Total
		(In thousands)			(In thousands)
Derivatives not designated as hedging instruments:
Commodity derivatives:
Other income (expense) -
Gain (loss) on derivatives	$(1,390)	$(20,511)	$(21,901)	$(4,961)	$14,817	$9,856
Total	$(1,390)	$(20,511)	$(21,901)	$(4,961)	$14,817	$9,856

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amount of Gain or (Loss) Recognized in Earnings
	Three Months Ended			Nine Months Ended
Location of Gain or (Loss)	September 30, 2011			September 30, 2011
Recognized in Earnings	Realized	Unrealized	Total	Realized	Unrealized	Total
		(In thousands)			(In thousands)
Derivatives not designated as hedging instruments:
Commodity derivatives:
Other income (expense) -
Gain (loss) on derivatives	$1,188	$91,098	$92,286	$(7,901)	$82,029	$74,128
Total	$1,188	$91,098	$92,286	$(7,901)	$82,029	$74,128

9.	Financial Instruments

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

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The financial assets and liabilities measured on a recurring basis at September 30, 2012 and December 31, 2011 were commodity derivatives.  The fair value of all derivative contracts is reflected on the balance sheet as detailed in the following schedule:

	September 30, 2012	December 31, 2011
	Significant Other	Significant Other
	Observable Inputs	Observable Inputs
Description	(Level 2)	(Level 2)
	(In thousands)
Assets:
Fair value of commodity derivatives	$8,690	$—
Total assets	$8,690	$—
Liabilities:
Fair value of commodity derivatives	$—	$6,127
Total liabilities	$—	$6,127

Fair Value of Other Financial Instruments

We estimate the fair value of our 2019 Senior Notes using quoted market prices (Level 1 inputs). Fair value is compared to the carrying value in the table below:

	September 30, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
Description	Amount	Fair Value	Amount	Fair Value
(In thousands)
7.75% Senior Notes due 2019	$349,572	$350,900	$349,535	$334,300

10.	Income Taxes

Our effective federal and state income tax expense rate for the nine months ended September 30, 2012 of 35.7% differed from the statutory federal rate of 35% due primarily to increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

We file federal income tax returns with the United States Internal Revenue Service (“IRS”) and state income tax returns in various state tax jurisdictions.  Our tax returns for fiscal years after 2009 currently remain subject to examination by appropriate taxing authorities.  None of our income tax returns are under examination at this time.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Sales of Assets and Impairments of Inventory

Net gain (loss) on sales of assets and impairment of inventory for the three months and nine months ended September 30, 2012 and September 30, 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Gain on sales of assets	$106	$49	$543	$14,570

Loss on sales of assets and impairment of inventory:
Loss on sales of assets	(38)	(20)	(38)	(138)
Impairment of inventory	(169)	(94)	(447)	(279)
	(207)	(114)	(485)	(417)

Net gain (loss)	$(101)	$(65)	$58	$14,153

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

In June 2012, we cancelled an $11 million note receivable (see Note 11) in exchange for a 7.66% non-controlling membership interest in Dalea Investment Group, LLC (“Dalea”), an international oilfield services company formed in March 2012.  Since the membership interests in Dalea are privately-held and are not traded in an active market, our investment in Dalea is carried at cost of $11 million.   We have not estimated the fair value of our investment in Dalea because there have been no identified events or changes in circumstances that may have had a significant effect on its carrying value and because it is not practicable to estimate its fair value at this time.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Costs of Oil and Gas Properties

The following sets forth the net capitalized costs for oil and gas properties as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	(In thousands)
Proved properties	$2,410,409	$2,021,181
Unproved properties	87,057	81,904
Total capitalized costs	2,497,466	2,103,085
Accumulated depletion	(1,198,605)	(1,095,197)
Net capitalized costs	$1,298,861	$1,007,888

14.	Impairment of Property and Equipment

We impair our long-lived assets, including oil and gas properties and contract drilling equipment, when estimated undiscounted future net cash flows of an asset are less than its carrying value.  The amount of any such impairment is recognized based on the difference between the carrying value and the estimated fair value of the asset.  We categorize the measurement of fair value of these assets as Level 3 inputs.  We estimate the fair value of the impaired property by applying weighting factors to fair values determined under three different methods: discounted cash flow method, flowing daily production method and proved reserves per BOE method. We then assign applicable weighting factors based on the relevant facts and circumstances.  There were no provisions for impairment of proved properties for the three months ended September 30, 2012, and we recorded provisions for impairment of proved properties of $5.7 million for the nine months ended September 30, 2012, $5 million for the three months ended September 30, 2011, and $9.5 million for the nine months ended September 30, 2011.  These impairments were related to non-core areas in the Permian Basin to reduce the carrying values of those properties to their estimated fair value for the three months and nine months ended September 30, 2012 and 2011, respectively.

Unproved properties are nonproducing and do not have estimable cash flow streams. Therefore, we estimate the fair value of individually significant prospects by obtaining, when available, information about recent market transactions in the vicinity of the prospects and adjust the market data as needed to give consideration to the proximity of the prospects to known fields and reservoirs, the extent of geological and geophysical data on the prospects, the remaining terms of leases holding the acreage in the prospects, recent drilling results in the vicinity of the prospects, and other risk-related factors such as drilling and completion costs, estimated product prices and other economic factors. Individually insignificant prospects are grouped and impaired based on remaining lease terms and our historical experience with similar prospects. Based on the assessments previously discussed, we will impair our unproved oil and gas properties when we determine that a prospect’s carrying value exceeds its estimated fair value. We categorize the measurement of fair value of unproved properties as Level 3 inputs. We recorded provisions for impairment of unproved properties aggregating $187,000 for the three months ended September 30, 2012, $711,000 for the nine months ended September 30, 2012, $832,000 for the three months ended September 30, 2011 and $1.1 million for the nine months ended September 30, 2011, and charged these impairments to exploration costs in the accompanying statements of operations and comprehensive income (loss).

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Information

We have two reportable operating segments, which are oil and gas exploration and production and contract drilling services.

The following tables present selected financial information regarding our operating segments for the three-month and nine-month periods ended September 30, 2012 and 2011.

For the Three Months Ended
September 30, 2012
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total
Revenues	$102,415	$14,869	$(9,521)	$107,763
Depreciation, depletion and amortization (a)	35,580	3,666	(1,585)	37,661
Other operating expenses (b)	43,117	13,169	(7,757)	48,529
Interest expense	9,786	—	—	9,786
Other (income) expense	22,463	(3)	—	22,460
Income (loss) before income taxes	(8,531)	(1,963)	(179)	(10,673)

Income tax (expense) benefit	2,810	687	—	3,497

Net income (loss)	$(5,721)	$(1,276)	$(179)	$(7,176)

Total assets	$1,504,338	$63,731	$(21,530)	$1,546,539
Additions to property and equipment	$107,178	$3,023	$(179)	$110,022

For the Nine Months Ended
September 30, 2012
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total
Revenues	$309,964	$46,134	$(34,656)	$321,442
Depreciation, depletion and amortization (a)	104,416	10,703	(5,922)	109,197
Other operating expenses (b)	130,668	40,963	(28,591)	143,040
Interest expense	27,817	—	—	27,817
Other (income) expense	(10,592)	(3)	—	(10,595)
Income (loss) before income taxes	57,655	(5,529)	(143)	51,983

Income tax (expense) benefit	(20,493)	1,935	—	(18,558)

Net income (loss)	$37,162	$(3,594)	$(143)	$33,425

Total assets	$1,504,338	$63,731	$(21,530)	$1,546,539
Additions to property and equipment	$419,094	$12,614	$(143)	$431,565

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

The financial information which follows sets forth our condensed consolidating financial statements as of and for the periods indicated.

Condensed Consolidating Balance Sheet September 30, 2012 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Adjustments/ Eliminations	Consolidated
Current assets	$139,981	$216,612	$(225,110)	$131,483
Property and equipment, net	1,011,179	369,703	—	1,380,882
Investments in subsidiaries	298,527	—	(298,527)	—
Fair value of derivatives	7,745	—	—	7,745
Other assets	12,877	13,552	—	26,429
Total assets	$1,470,309	$599,867	$(523,637)	$1,546,539

Current liabilities	$245,366	$113,510	$(225,110)	$133,766
Non-current liabilities:
Long-term debt	769,572	—	—	769,572
Deferred income taxes	144,074	117,139	(109,191)	152,022
Other	43,562	70,691	—	114,253
	957,208	187,830	(109,191)	1,035,847

Equity	267,735	298,527	(189,336)	376,926
Total liabilities and equity	$1,470,309	$599,867	$(523,637)	$1,546,539

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet December 31, 2011 (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Adjustments/ Eliminations	Consolidated
Current assets	$142,102	$164,515	$(163,674)	$142,943
Property and equipment, net	737,562	329,989	—	1,067,551
Investments in subsidiaries	271,342	—	(271,342)	—
Other assets	13,538	2,239	—	15,777
Total assets	$1,164,544	$496,743	$(435,016)	$1,226,271

Current liabilities	$233,729	$86,175	$(163,674)	$156,230
Non-current liabilities:
Long-term debt	529,535	—	—	529,535
Fair value of derivatives	494	—	—	494
Deferred income taxes	141,923	111,662	(119,376)	134,209
Other	34,738	27,564	—	62,302
	706,690	139,226	(119,376)	726,540

Equity	224,125	271,342	(151,966)	343,501
Total liabilities and equity	$1,164,544	$496,743	$(435,016)	$1,226,271

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended September 30, 2012 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Adjustments/ Eliminations	Consolidated
Total revenue	$74,129	$34,065	$(431)	$107,763
Costs and expenses	57,952	28,669	(431)	86,190
Operating income (loss)	16,177	5,396	—	21,573
Other income (expense)	(32,431)	185	—	(32,246)
Equity in earnings of subsidiaries	3,628	—	(3,628)	—
Income tax (expense) benefit	5,450	(1,953)	—	3,497
Net income (loss)	$(7,176)	$3,628	$(3,628)	$(7,176)

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Nine Months Ended September 30, 2012 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Adjustments/ Eliminations	Consolidated
Total revenue	$222,570	$99,896	$(1,024)	$321,442
Costs and expenses	166,584	86,677	(1,024)	252,237
Operating income (loss)	55,986	13,219	—	69,205
Other income (expense)	(19,672)	2,450	—	(17,222)
Equity in earnings of subsidiaries	10,185	—	(10,185)	—
Income tax (expense) benefit	(13,074)	(5,484)	—	(18,558)
Net income (loss)	$33,425	$10,185	$(10,185)	$33,425

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended September 30, 2011 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Adjustments/ Eliminations	Consolidated
Total revenue	$68,727	$32,561	$(224)	$101,064
Costs and expenses	44,290	24,120	(224)	68,186
Operating income (loss)	24,437	8,441	—	32,878
Other income (expense)	81,512	1,677	—	83,189
Equity in earnings of subsidiaries	6,576	—	(6,576)	—
Income tax (expense) benefit	(38,002)	(3,542)	—	(41,544)
Net income (loss)	$74,523	$6,576	$(6,576)	$74,523

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Nine Months Ended September 30, 2011 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Adjustments/ Eliminations	Consolidated
Total revenue	$205,173	$115,301	$(694)	$319,780
Costs and expenses	127,475	70,827	(694)	197,608
Operating income (loss)	77,698	44,474	—	122,172
Other income (expense)	42,789	5,048	—	47,837
Equity in earnings of subsidiaries	32,189	—	(32,189)	—
Income tax (expense) benefit	(43,360)	(17,333)	—	(60,693)
Net income (loss)	$109,316	$32,189	$(32,189)	$109,316

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2012 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Adjustments/ Eliminations	Consolidated
Operating activities	$78,864	$73,097	$5,922	$157,883
Investing activities	(359,332)	(27,460)	(5,922)	(392,714)
Financing activities	286,360	(46,360)	—	240,000
Net increase (decrease) in cash and cash equivalents	5,892	(723)	—	5,169
Cash at beginning of period	12,853	4,672	—	17,525
Cash at end of period	$18,745	$3,949	$—	$22,694

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2011 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Adjustments/ Eliminations	Consolidated
Operating activities	$115,607	$52,187	$7,493	$175,287
Investing activities	(262,938)	3,134	(7,493)	(267,297)
Financing activities	172,452	(53,138)	—	119,314
Net increase (decrease) in cash and cash equivalents	25,121	2,183	—	27,304
Cash at beginning of period	5,040	3,680	—	8,720
Cash at end of period	$30,161	$5,863	$—	$36,024

17.	Subsequent Events

We have evaluated events and transactions that occurred after the balance sheet date of September 30, 2012 and have determined that no events or transactions have occurred that would require recognition in the consolidated financial statements or disclosures in these notes to the consolidated financial statements.

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

Overview

We are engaged in developmental drilling in two primary oil-prone regions, the Permian Basin and Giddings Area, where we have a significant inventory of developmental drilling opportunities.  One core area of the Permian Basin is our Bone Springs/Wolfcamp play (“Wolfbone”) located in the Delaware Basin on the western edge of the Permian Basin.  Also included in the Permian Basin is our Wolfberry drilling program. We are also continuing to exploit Eagle Ford Shale drilling opportunities on our extensive acreage position in the Giddings Area of East Central Texas. During the nine months ended September 30, 2012, we spent $359.1 million on exploration and development activities.

Key Factors to Consider

The following summarizes the key factors considered by management in the review of our financial condition and operating performance for the third quarter of 2012 and the outlook for the remainder of 2012.

•
Our oil and gas sales increased $1.9 million, or 2%, from the third quarter 2011.  Production variances accounted for $6.3 million of the increase and price variances accounted for a $6.9 million decrease. In addition, oil and gas sales includes $2.5 million of amortized deferred revenue attributable to the volumetric production payment (“VPP”) granted March 1, 2012 to finance the merger consideration payable in connection with the mergers of each of 24 limited partnerships of which Southwest Royalties, Inc. (“SWR”) was the general partner into SWR (“SWR Mergers”).

•
Our oil production increased 5% compared to the third quarter 2011 while gas production declined 8%.  Our combined oil and gas production for the third quarter of 2012 increased 5% on a barrels of oil equivalent (“BOE”) basis compared to the same period in 2011. The increase in oil production and the decline in gas production are indicative of our current emphasis on the development of oil reserves in the Permian Basin.

•
Production costs increased 34% or $8.3 million for the third quarter of 2012 compared to the third quarter of 2011 due primarily to a combination of more producing wells and rising costs of field services, including salt water disposal costs.

•
We recorded a $21.9 million net loss on derivatives in the third quarter of 2012, consisting of a $20.5 million unrealized loss for changes in mark-to-market valuations and a $1.4 million realized loss on settled contracts.  For the same period in 2011, we recorded a $92.3 million net gain on derivatives, consisting of a $91.1 million unrealized gain for changes in mark-to-market valuations and a $1.2 million realized gain on settled contracts.  Since we do not presently designate our derivatives as cash flow hedges under applicable accounting standards, we recognize the full effect of changing prices on mark-to-market valuations as a current charge or credit to our results of operations.

•
Depreciation, depletion and amortization expense increased 45% to $37.7 million in the third quarter of 2012 versus $25.9 million in the third quarter of 2011 due primarily to a 33% increase in the average depletion rate per BOE of production.  Most of the increase related to the Company’s Wolfbone play in Reeves County, Texas.

•
General and administrative (“G&A”) expenses were $5.8 million in the third quarter of 2012 compared to $7.1 million in the third quarter of 2011.  Non-cash employee compensation expense from incentive compensation plans accounted for a credit to expense of $2.2 million in the third quarter of 2012 versus $1.1 million expense in the third quarter of 2011.  G&A expenses, excluding non-cash employee compensation expense, increased to $8 million in the third quarter of 2012 from $6 million in the third quarter of 2011 due primarily to higher personnel costs and a $1 million contribution to a 527 organization.

Recent Exploration and Development Activities

Overview

Since the second quarter of 2009, we have been primarily committed to drilling developmental oil wells in the Permian Basin and the Giddings Area.  We currently plan to spend approximately $428.9 million on exploration and development activities during fiscal 2012, excluding expenditures for mid-stream facilities.  Our actual expenditures during 2012 may vary significantly from these estimates since our plans for exploration and development activities may change during the remainder of the year.  Factors, such as drilling results, changes in operating margins, and the availability of capital resources and other factors, could increase or decrease our actual expenditures during the remainder of fiscal 2012.

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

We spent $260.8 million in the Permian Basin during the first nine months of 2012 on drilling and completion activities and $48.6 million on leasing and seismic activities.  We drilled and completed 71 gross (65.2 net) operated wells in the Permian

Basin and conducted various remedial operations on other wells during the first nine months of 2012.  We currently plan to spend approximately $362.7 million on drilling and leasing activities in this area during fiscal 2012.  Following is a discussion of our principal assets in the Permian Basin.

Wolfbone

We have a significant acreage position in the Wolfbone play located in the Delaware Basin on the western edge of the Permian Basin.  A Wolfbone well is a well that commingles production from the Bone Springs and Wolfcamp formations which are typically encountered at depths of 8,000 to 13,000 feet.  These Permian aged formations in the Delaware Basin are comprised of limestone and sandstone.  In March 2011, we entered into a farm-in agreement with Chesapeake Exploration, L.L.C. (“Chesapeake”) in southern Reeves County, Texas with a term of five years.  For each well that we drill in the farm-in area that meets certain specified requirements (each, a “carried well”), Chesapeake, or its successors to this agreement, will retain a 25% carried interest, bearing none of the costs to drill and complete a carried well, and we will earn an undivided 75% interest in 640 net acres within the farm-in area.  Under the farm-in agreement, we are obligated to drill or commence drilling operations on at least 20 carried wells each year during the term of the agreement to a maximum of 100 carried wells.  Excess wells drilled during any year may be applied towards our drilling obligations in the next year.  To date, we have drilled 44 carried wells under this agreement.

We spent approximately $183.6 million on drilling and completion activities and $37.1 million for leasing activities in the Wolfbone play during the first nine months of 2012.  To date, we have accumulated more than 60,000 net acres in Reeves County through a combination of acreage earned from the Chesapeake farm-in and direct leasing activities and have commenced drilling operations on 64 vertical and 11 horizontal wells.  We plan to spend approximately $217.8 million on drilling and completion activities and $43.1 million on leasing activities in the Wolfbone play during 2012.  We are currently utilizing four rigs in this area and plan to reduce the rig count to two through the remainder of 2012.

Wolfberry

Another focal point in the Permian Basin is the drilling of Wolfberry wells in the Midland Basin.  Wolfberry is a term applied to the combined production from the Spraberry and Wolfcamp formations, which are generally found at depths of 7,500 to 10,500 feet.  These formations are comprised of a sequence of basinal, interbedded shales and carbonates.  We spent approximately $53.5 million on Wolfberry drilling and completion activities and approximately $900,000 on leasing activities during the first nine months of 2012.  We currently have one of our rigs drilling Wolfberry wells and plan to spend approximately $59.9 million during 2012 for drilling, completion and leasing activities.

East Permian Basin

We have approximately 40,000 net acres in Glasscock and Sterling Counties, Texas that are prospective for horizontal drilling to the Cline Shale formation. Initially leased as a Wolfberry play, we have drilled and completed 12 vertical Wolfberry wells to date and plan to drill additional wells in selected areas of the field. In October 2012, we completed the Foster 240H, a horizontal Cline Shale well in Glasscock County. We are currently evaluating the initial flow rates from this well to determine the if this acreage block will be prospective for a Cline Shale developmental drilling program.

Giddings Area

Prior to 1998, we concentrated our drilling activities in an oil-prone area we refer to as the Giddings Area.  Most of our wells in the Giddings Area were drilled as horizontal wells, many with multiple laterals in different producing horizons, including the Austin Chalk, Buda and Georgetown formations in East Central Texas.  Hydrocarbons are also encountered in the Giddings Area from other formations, including the Cotton Valley, Deep Bossier, Eagle Ford Shale, and Taylor formations. During the first nine months of 2012, we spent approximately $31.7 million in the Giddings Area on drilling and leasing activities and currently plan to spend approximately $39.2 million on similar drilling activities in this area during 2012.  Following is a discussion of our principal assets in the Giddings Area.

Austin Chalk

We have concentrated our recent drilling activities in the Giddings Area on the Austin Chalk formation, an upper Cretaceous geologic formation in the Gulf Coast region of the United States that stretches across numerous fields in Texas and Louisiana.  The Austin Chalk formation is generally encountered at depths of 5,500 to 7,000 feet.  Horizontal drilling is the primary technique used in the Austin Chalk formation to enhance productivity by intersecting multiple zones.  Most of our wells in this area were drilled as horizontal wells, many with multiple laterals in different producing horizons, including the Austin Chalk, Buda and Georgetown formations.  The existing spacing between some of our wells in this area affords us the opportunity to tap additional oil and gas reserves by drilling new wells between existing wells, a technique referred to as in-fill drilling.  These in-fill wells are considered lower risk as compared to exploratory wells.  We initiated a water fracturing program on certain wells in June 2011 to enhance productivity on certain wells.  We are currently evaluating further opportunities for Austin Chalk production in the Giddings Area.

Eagle Ford Shale

The Eagle Ford Shale is a formation immediately beneath the Austin Chalk formation.  In 2010, we drilled and completed four producing wells in Burleson and Lee Counties, Texas using various low-cost fracturing techniques. Production from these wells did not meet our expectations for a successful developmental drilling program. We then drilled and completed two wells in Wilson County, the Hosek #1 in the fourth quarter of 2011 and the Ortmann Unit #1 in the second quarter of 2012. We completed the Wilson County wells utilizing a cemented liner and a large, multi-stage fracturing technique and achieved significantly improved results. In the third quarter of 2012, we completed the Balcar Unit #1 in Lee County in a similar manner to the Wilson County wells. We are currently evaluating the production rates from the Balcar Unit #1 to assess the economic viability of a multiple well Eagle Ford Shale drilling program across our significant acreage position in Robertson, Burleson and Lee Counties.

South Louisiana

In the first nine months of 2012, we drilled and completed the Hassinger ETAL #1, an exploratory well in Jefferson Parish, Louisiana which is currently producing.  Storm damage repairs from Hurricane Issac are progressing and should be completed mid-November. We plan to spend $9.9 million for 2012 in connection with drilling and leasing activities in South Louisiana.

Facilities

We have completed construction on the core sections of our gas pipeline, oil pipeline and salt water disposal systems in Reeves County, Texas. Most of our wells in this area are currently connected to the gas pipeline and salt water disposal system, and we expect to activate the oil pipeline late in the fourth quarter of 2012. These facilities will be expanded to accommodate new wells as we continue our development in the area. We spent $21.9 million in the first nine months of 2012 and expect to spend $24.5 million during 2012 on these systems.

Desta Drilling

Through our wholly owned subsidiary, Desta Drilling, L.P. (“Desta Drilling”), we operate 14 drilling rigs, 12 of which we own, and two of which we lease under long-term contracts.  We believe that owning our own rigs helps control our cost structure and provides us flexibility to take advantage of drilling opportunities on a timely basis.  The Desta Drilling rigs are primarily reserved for our use, but are available to conduct contract drilling operations for third parties from time to time.  We were using five of our rigs to drill wells in our developmental drilling programs, three rigs were working for third parties and the remaining six rigs were in the yard as of October 26, 2012.  We currently plan to spend $15.1 million in 2012 to refurbish rigs and upgrade our drilling equipment.

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

	Three Months Ended September 30,
	2012	2011
Oil and Gas Production Data:
Oil (MBbls)	993	945
Gas (MMcf)	2,010	2,195
Natural gas liquids (MBbls)	115	61
Total (MBOE)	1,443	1,372

Average Realized Prices (a) (b):
Oil ($/Bbl)	$89.48	$89.36
Gas ($/Mcf)	$3.29	$5.46
Natural gas liquids ($/Bbl)	$31.37	$54.36

Gain (Loss) on Settled Derivative Contracts (b):
($ in thousands, except per unit)
Oil: Net realized loss	$(1,390)	$(3,292)
Per unit produced ($/Bbl)	$(1.40)	$(3.48)
Gas: Net realized gain	$—	$4,481
Per unit produced ($/Mcf)	$—	$2.04

Average Daily Production:
Oil (Bbls):
Permian Basin Area:
Delaware Basin	2,018	170
Other	5,247	6,152
Austin Chalk/Eagle Ford Shale	3,199	3,458
Other	329	492
Total	10,793	10,272

Gas (Mcf):
Permian Basin Area:
Delaware Basin	1,449	27
Other	12,246	12,885
Austin Chalk/Eagle Ford Shale	1,793	1,958
Other	6,360	8,989
Total	21,848	23,859

Natural Gas Liquids (Bbls):
Permian Basin Area:
Delaware Basin	257	—
Other	711	366
Austin Chalk/Eagle Ford Shale	232	215
Other	50	82
Total	1,250	663
(Continued)

	Three Months Ended September 30,
	2012	2011
Exploration Costs (in thousands):
Abandonment and impairment costs:
South Louisiana	$32	$16
Deep Bossier	111	—
Permian Basin	53	642
Other	110	598
Total	306	1,256

Seismic and other	2,710	1,842
Total exploration costs	$3,016	$3,098

Depreciation, Depletion and Amortization (in thousands):
Oil and gas depletion	$35,145	$25,042
Contract drilling depreciation	2,082	669
Other depreciation	434	190
Total depreciation, depletion, and amortization	$37,661	$25,901

Oil and Gas Costs ($/BOE Produced):
Production costs	$22.57	$17.70
Production costs (excluding production taxes)	$18.99	$13.84
Oil and gas depletion	$24.36	$18.25

General and Administrative Expenses (in thousands):
Excluding non-cash employee compensation	$8,024	$6,001
Non-cash employee compensation (c)	(2,194)	1,141
Total	$5,830	$7,142

Net Wells Drilled (d):
Exploratory Wells	0.5	1.0
Developmental Wells	23.9	25.9
(Continued)

	Nine Months Ended September 30,
	2012	2011
Oil and Gas Production Data:
Oil (MBbls)	2,889	2,730
Gas (MMcf)	6,154	6,569
Natural gas liquids (MBbls)	304	217
Total (MBOE)	4,219	4,042

Average Realized Prices (a) (b):
Oil ($/Bbl)	$92.62	$92.70
Gas ($/Mcf)	$3.46	$5.42
Natural gas liquids ($/Bbl)	$40.05	$53.00

Gain (Loss) on Settled Derivative Contracts (b):
($ in thousands, except per unit)
Oil: Net realized loss	$(4,961)	$(21,989)
Per unit produced ($/Bbl)	$(1.72)	$(8.05)
Gas: Net realized gain	$—	$14,088
Per unit produced ($/Mcf)	$—	$2.14

Average Daily Production:
Oil (Bbls):
Permian Basin Area:
Delaware Basin	1,575	61
Other	5,473	6,003
Austin Chalk/Eagle Ford Shale	3,115	3,418
Other	378	518
Total	10,541	10,000

Gas (Mcf):
Permian Basin Area:
Delaware Basin	780	20
Other	12,797	12,991
Austin Chalk/Eagle Ford Shale	1,997	2,029
Other	6,881	9,022
Total	22,455	24,062

Natural Gas Liquids (Bbls):
Permian Basin Area:
Delaware Basin	117	—
Other	687	500
Austin Chalk/Eagle Ford Shale	241	208
Other	63	87
Total	1,108	795
(Continued)

	Nine Months Ended September 30,
	2012	2011
Exploration Costs (in thousands):
Abandonment and impairment costs:
South Louisiana	$344	$722
Deep Bossier	1,322	—
Permian Basin	349	642
Other	277	943
Total	2,292	2,307

Seismic and other	5,445	5,287
Total exploration costs	$7,737	$7,594

Depreciation, Depletion and Amortization (in thousands):
Oil and gas depletion	$97,698	$72,797
Contract drilling depreciation	4,781	1,614
Other depreciation	1,007	576
Total depreciation, depletion, and amortization	$103,486	$74,987

Oil and Gas Costs ($/BOE Produced):
Production costs	$22.27	$18.61
Production costs (excluding production taxes)	$18.55	$14.77
Oil and gas depletion	$23.16	$18.01

General and Administrative Expenses (in thousands):
Excluding non-cash employee compensation	$22,933	$16,574
Non-cash employee compensation (c)	2,200	6,104
Total	$25,133	$22,678

Net Wells Drilled (d):
Exploratory Wells	3.8	1.5
Developmental Wells	76.1	75.7
________

(a)
Oil and gas sales for 2012 includes $2.5 million for the three months ended September 30, 2012 and $5.9 million for the nine months ended September 30, 2012 of amortized deferred revenue attributable to the volumetric production payment (“VPP”) effective March 1, 2012. The calculation of average realized sales prices for 2012 excludes production of 32,788 barrels of oil and 14,826 Mcf of gas for the three months ended September 30, 2012 and 77,755 barrels of oil and 32,000 Mcf of gas for the nine months ended September 30, 2012 associated with the VPP.

(b)	No derivatives were designated as cash flow hedges in the table above. All gains or losses on settled derivatives were included in other income (expense) - gain (loss) on derivatives.

(c)	Non-cash employee compensation relates to the Company’s non-equity award plans.

(d)	Excludes wells being drilled or completed at the end of each period.

Operating Results — Three-Month Periods

The following discussion compares our results for the three months ended September 30, 2012 to the comparative period in 2011.  Unless otherwise indicated, references to 2012 and 2011 within this section refer to the respective quarterly period.

Oil and gas operating results

Oil and gas sales in 2012 increased $1.9 million, or 2%, from 2011.  Production variances accounted for a $6.3 million increase and price variances accounted for a $6.9 million decrease.  In addition, oil and gas sales in 2012 includes $2.5 million of amortized deferred revenue attributable to the VPP granted effective March 1, 2012 in connection with the SWR Mergers.  Production in 2012 (on a BOE basis) increased 5% compared to 2011.  Oil production increased 5% in 2012 from 2011 while gas production decreased 8% in 2012 from 2011.  Most of the decrease in gas production from 2011 levels was attributed to normal production declines from existing wells.  In 2012, our realized oil price was less than 1% higher than 2011, and our realized gas price was 40% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, increased 34% to $32.6 million in 2012 as compared to $24.3 million in 2011.  Production costs, excluding production taxes, accounted for an $8.4 million increase due primarily to a combination of more producing wells and rising costs of field services, including salt water disposal costs.

Oil and gas depletion expense increased $10.1 million from 2011 to 2012 due to an $8.8 million increase related to rate variances and a $1.3 million increase due to production variances.  On a BOE basis, depletion expense increased 33% to $24.36 per BOE in 2012 from $18.25 per BOE in 2011.  Depletion expense per BOE of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration and development activities result in higher finding costs.

Exploration costs

We follow the successful efforts method of accounting, therefore, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2012, we charged to expense $3 million of exploration costs, as compared to $3.1 million in 2011.

Contract Drilling Services

We primarily utilize drilling rigs owned by our subsidiary, Desta Drilling, to drill wells in our exploration and development activities.  Drilling services revenues received by Desta Drilling, along with the related drilling services costs pertaining to the net interest owned by CWEI have been eliminated in our consolidated statements of operations and comprehensive income (loss).  Drilling service costs related to external customers were $5.3 million in 2012 compared to $1.7 million in 2011.

General and Administrative

G&A expenses decreased $1.3 million from $7.1 million in 2011 to $5.8 million in 2012.  Non-cash employee compensation expense related to non-equity incentive plans was a credit to expense of $2.2 million in 2012 compared to $1.1 million expense in 2011.  Lower commodity prices in the third quarter of 2012 resulted in a decrease in estimated future compensation expense from these plans, causing a partial reversal of previously accrued compensation expense.  Excluding employee compensation related to non-equity incentive plans, G&A expenses increased from $6 million in 2011 to $8 million in 2012 due primarily to higher personnel costs and a $1 million contribution to a 527 organization.  Higher cash bonuses paid to participants in APO reward plans contributed to the increase in personnel costs.

Interest expense

Interest expense increased 12% from $8.7 million in 2011 to $9.8 million in 2012.  Interest expense associated with our revolving credit facility increased by $2 million due primarily to an increase in borrowings which increased from an average daily principal balance of $101.1 million in 2011 compared to $394.7 million in 2012.  Interest expense decreased by $386,000 as a result of our redemption of $81.8 million of our 7¾% Senior Notes (“2013 Senior Notes”) in August 2011.

Loss on early extinguishment of long-term debt

In September 2011, we recorded a $907,000 loss on early extinguishment of long-term debt consisting of the write-off of debt issuance costs related to the remaining $81.8 million in aggregate principal amount of 2013 Senior Notes we redeemed in August 2011.

Gain/loss on derivatives

We did not designate any derivative contracts in 2012 or 2011 as cash flow hedges; therefore, all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  For the three months ended September 30, 2012, we reported a $21.9 million net loss on derivatives, consisting of a $20.5 million non-cash unrealized loss to mark our derivative positions to their fair value at September 30, 2012 and a $1.4 million realized loss on settled contracts.  For the three months ended September 30, 2011, we reported a $92.3 million net gain on derivatives, consisting of a $91.1 million non-cash unrealized gain to mark our derivative positions to their fair value at September 30, 2011 and a $1.2 million realized gain on settled contracts.  Because oil and gas prices are volatile, and because we do not account for our derivatives as cash flow hedges, the effect of mark-to-market valuations on our gain/loss on derivatives can cause significant volatility in our results of operations.

Gain/loss on sales of assets and impairment of inventory

We recorded a net loss of $101,000 on sales of assets and impairment of inventory in 2012 compared to a net loss of $65,000 in 2011.  The 2012 loss related primarily to the the write-down of inventory to its estimated market value at September 30, 2012.  The 2011 loss related primarily to the write-down of inventory to its estimated market value at September 30, 2011.

Income tax expense

Our estimated effective income tax benefit rate in 2012 of 32.8% differed from the statutory federal rate of 35% due primarily to increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

Operating Results — Nine-Month Periods

The following discussion compares our results for the nine months ended September 30, 2012 to the comparative period in 2011.  Unless otherwise indicated, references to 2012 and 2011 within this section refer to the respective nine-month period.

Oil and gas operating results

Oil and gas sales in 2012 increased $7.6 million, or 3%, from 2011.  Production variances accounted for an $18.3 million increase while price variances accounted for a decrease of $16.2 million.  In addition, oil and gas sales in 2012 includes $5.9 million of amortized deferred revenue attributable to the VPP granted effective March 1, 2012 in connection with the SWR Mergers.  Production in 2012 (on a BOE basis) increased 4% compared to 2011.  Oil production increased 6% in 2012 from 2011 while gas production decreased 6% in 2012 from 2011.  Most of the decrease in gas production from 2011 levels was attributed to normal production declines from existing wells.  In 2012, our realized oil price was less than 1% lower than 2011, and our realized gas price was 36% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, increased 25% to $93.9 million in 2012 as compared to $75.2 million in 2011.  Production costs, excluding production taxes, accounted for $18.6 million of the increase due to a combination of more producing wells and rising costs of field services, including salt water disposal costs.

Oil and gas depletion expense increased $24.9 million from 2011 to 2012 due to a $21.7 million increase related to rate variances and a $3.2 million increase due to production variances.  On a BOE basis, depletion expense increased 29% to $23.16 per BOE in 2012 from $18.01 per BOE in 2011.  Depletion expense per BOE of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration and development activities result in higher finding costs.

Exploration costs

We follow the successful efforts method of accounting, therefore, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2012, we charged to expense $7.7 million of exploration costs, as compared to $7.6 million in 2011.

Contract Drilling Services

We primarily utilize drilling rigs owned by our subsidiary, Desta Drilling, to drill wells in our exploration and development activities.  Drilling services revenues received by Desta Drilling, along with the related drilling services costs pertaining to the net interest owned by CWEI have been eliminated in our consolidated statements of operations and comprehensive income (loss).  Drilling service costs related to external customers were $12.2 million in 2012 compared to $4.4 million in 2011.

General and Administrative

G&A expenses increased $2.5 million from $22.7 million in 2011 to $25.1 million in 2012.  Non-cash employee compensation expense related to non-equity incentive plans was $2.2 million in 2012 compared to $6.1 million in 2011.  Excluding employee compensation related to non-equity incentive plans, G&A expenses increased from $16.6 million in 2011 to $22.9 million in 2012 due to a combination of factors including higher personnel costs, $2.2 million associated with the SWR Mergers, charitable contributions of $1 million and a $1 million contribution to a 527 organization.  Higher cash bonuses paid to participants in APO reward plans contributed to the increase in personnel costs.

Interest expense

Interest expense increased 14% from $24.3 million in 2011 to $27.8 million in 2012.  Interest expense associated with our revolving credit facility increased by $4.1 million due primarily to an increase in borrowings which increased from an average daily principal balance of $97.8 million in 2011 compared to $315.6 million in 2012.  Interest expense related to our 2019 Senior Notes increased $6.3 million related to the issuances in March and April 2011 of $350 million, which was offset by a $6.4 million decrease as a result of our redemption of $225 million 2013 Senior Notes in March and August 2011.

Loss on early extinguishment of long-term debt

In March and August 2011, we redeemed $225 million in aggregate principal amount of 2013 Senior Notes in a tender offer and recorded a $5.5 million loss on early extinguishment of long-term debt consisting of a $2.8 million premium and a $2.7 million write-off of debt issuance costs.

Gain/loss on derivatives

We did not designate any derivative contracts in 2012 or 2011 as cash flow hedges; therefore, all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  For the nine months ended September 30, 2012, we reported a $9.9 million net gain on derivatives, consisting of a $14.8 million non-cash unrealized gain to mark our derivative positions to their fair value at September 30, 2012 and a $4.9 million realized loss on settled contracts.  For the nine months ended September 30, 2011, we reported a $74.1 million net gain on derivatives, consisting of an $82 million non-cash unrealized gain to mark our derivative positions to their fair value at September 30, 2011 and a $7.9 million realized loss on settled contracts.  Because oil and gas prices are volatile, and because we do not account for our derivatives as cash flow hedges, the effect of mark-to-market valuations on our gain/loss on derivatives can cause significant volatility in our results of operations.

Gain/loss on sales of assets and impairment of inventory

We recorded a net gain of $58,000 on sales of assets and impairment of inventory in 2012 compared to a net gain of $14.2 million in 2011.  The 2011 gain related primarily to the sale of our two 2,000 horsepower drilling rigs and related equipment for a $13.2 million gain.

Income tax expense

Our estimated effective income tax rate in 2012 of 35.7% differed from the statutory federal rate of 35% due primarily to increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

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

We expect our capital spending in fiscal 2012 to exceed our operating cash flows for fiscal 2012 by approximately $280 million. As a result, the level of funds available under the revolving credit facility may not be sufficient to continue our capital spending in fiscal 2013 at the same pace as we experienced in fiscal 2012. We currently plan to reduce leverage and increase liquidity in fiscal 2013 through a combination of reduced capital spending and divestitures of certain producing properties. See “Alternative capital resources.”

Capital expenditures

The following table summarizes, by area, our actual expenditures for exploration and development activities for the first nine months of 2012 and our planned expenditures for the year ending December 31, 2012.

	Actual Expenditures Nine Months Ended September 30, 2012	Planned Expenditures Year Ended December 31, 2012	2012 Percentage of Total
	(In thousands)
Drilling and Completion
Permian Basin Area:
Delaware Basin	$183,600	$217,800	51%
Other	77,200	89,700	21%
Austin Chalk/Eagle Ford Shale	22,300	26,800	6%
Other	8,600	10,700	2%
	291,700	345,000	80%
Leasing and seismic	67,400	83,900	20%
Exploration and development	$359,100	$428,900	100%

Our expenditures for exploration and development activities for the nine months ended September 30, 2012 totaled $359.1 million.  We financed these expenditures for the first nine months of 2012 with cash flow from operating activities and $240 million of advances under the revolving credit facility.  We currently plan to spend approximately $428.9 million on exploration and development activities during fiscal 2012 as compared to our previous estimate of $429.3 million. Our actual expenditures during 2012 may vary significantly from these estimates since our plans for exploration and development activities may change during the remainder of the year.  Factors, such as drilling results, changes in operating margins, and the availability of capital resources and other factors, could increase or decrease our actual expenditures during the remainder of fiscal 2012.

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

Cash flow provided by operating activities for the nine months ended September 30, 2012 decreased $17.4 million, or 9.9%, as compared to the corresponding period in 2011 due primarily to a 25% increase in production costs.

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

The borrowing base, which is based on the discounted present value of future net cash flows from oil and gas production, is redetermined by the banks semi-annually in May and November.  We or the banks may also request an unscheduled borrowing base redetermination at other times during the year.  If, at any time, the borrowing base is less than the amount of outstanding credit exposure under the revolving credit facility, we will be required to (1) provide additional security, (2) prepay the principal amount of the loans in an amount sufficient to eliminate the deficiency (or by a combination of such additional security and such prepayment to eliminate such deficiency), or (3) prepay the deficiency in not more than five equal monthly installments plus accrued interest.  In May 2012, the banks increased the borrowing base from $475 million to $565 million and increased the maximum credit facility from $500 million to $565 million. The banks also increased the aggregate commitment from $350 million to $475 million in April 2012 and to $555 million in August 2012.

The revolving credit facility is collateralized primarily by 80% or more of the adjusted engineered value (as defined in the revolving credit facility) of our oil and gas interests evaluated in determining the borrowing base.  The obligations under the revolving credit facility are guaranteed by each of CWEI’s material domestic subsidiaries.

At our election, annual interest rates under the revolving credit facility are determined by reference to (1) LIBOR plus an applicable margin between 1.75% and 2.75% per year or (2) if an alternate base rate loan, the greatest of (A) the prime rate, (B) the federal funds rate plus 0.50%, or (C) one-month LIBOR plus 1% plus, if any of (A), (B) or (C), an applicable margin between 0.75% and 1.75% per year.  We also pay a commitment fee on the unused portion of the revolving credit facility at a rate between 0.375% and 0.50%.  The applicable margins are based on actual borrowings outstanding as a percentage of the borrowing base.  Interest and fees are payable no less often than quarterly.  The effective annual interest rate on borrowings under the revolving credit facility, excluding bank fees and amortization of debt issue costs, for the nine months ended September 30, 2012 was 2.6%.

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

Working capital computed for loan compliance purposes differs from our working capital computed in accordance with accounting principles generally accepted in the United States (“GAAP”).  Since compliance with financial covenants is a material requirement under the credit facilities, we consider the loan compliance working capital to be useful as a measure of our liquidity because it includes the funds available to us under the revolving credit facility and is not affected by the volatility in working capital caused by changes in fair value of derivatives.  Our GAAP reported working capital deficit was $2.3 million at September 30, 2012 compared to a deficit of $13.3 million at December 31, 2011.  After giving effect to the adjustments, our working capital computed for loan compliance purposes was $127.7 million at September 30, 2012, as compared to $158.3 million at December 31, 2011.  The following table reconciles our GAAP working capital (deficit) to the working capital computed for loan compliance purposes at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	(In thousands)
Working capital (deficit) per GAAP	$(2,283)	$(13,287)
Add funds available under the revolving credit facility	130,950	165,950
Exclude fair value of derivatives classified as current assets or current liabilities	(945)	5,633
Working capital per loan covenant	$127,722	$158,296

The revolving credit facility provides that the ratio of our consolidated funded indebtedness to consolidated EBITDAX (the “Leverage Ratio”) (determined as of the last end of each fiscal quarter for the then most-recently ended four fiscal quarters) from being greater than 4 to 1.

We were in compliance with all financial and non-financial covenants at September 30, 2012.  However, if we increase leverage and our liquidity is reduced, we may fail to comply with one or more of these covenants in the future.  If we fail to meet any of these loan covenants, we would ask the banks to waive compliance, amend the revolving credit facility to allow us to become compliant or grant us sufficient time to obtain additional capital resources through alternative means.  If a suitable arrangement could not be reached with the banks, the banks could accelerate the indebtedness and seek to foreclose on the pledged assets.

The lending group under the revolving credit facility includes the following institutions:  JPMorgan Chase Bank, N.A., Bank of Scotland plc, Union Bank, N.A., Wells Fargo Bank, N.A., The Royal Bank of Scotland plc, Compass Bank, The Frost National Bank, Natixis, Keybank, N.A. and UBS Loan Finance, LLC.

From time to time, we engage in other transactions with lenders under the revolving credit facility.  Such lenders or their affiliates may serve as counterparties to our commodity and interest rate derivative agreements. As of September 30, 2012, JPMorgan Chase Bank, N.A. was the only counterparty to our commodity derivative agreements.  Our obligations under existing derivative agreements with our lenders are secured by the security documents executed by the parties under the revolving credit facility.

During the first nine months of 2012, we increased indebtedness outstanding under the revolving credit facility by $240 million.  At September 30, 2012, we had $420 million of borrowings outstanding under the revolving credit facility, leaving $131 million available on the facility after allowing for outstanding letters of credit totaling $4.1 million.  The revolving credit facility matures in November 2015.

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

The Indenture governing our 2019 Senior Notes contains covenants that restrict our ability to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the 2019 Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant provides that we may only incur indebtedness if the ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) does not exceed certain ratios specified in the Indenture.  These covenants are subject to a number of important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at September 30, 2012.

Alternative capital resources

We currently expect to reduce our capital spending levels for fiscal 2013 to the extent necessary to be fully funded through a combination of operating cash flow and proceeds from asset sales. Any excess operating cash flow or proceeds from asset sales are expected to be used to reduce the balance on our revolving credit facility.

We may also use other capital resources, such as entering into joint venture participation agreements with other industry or financial partners and issuing debt or equity securities in private or public offerings, in order to finance a portion of our capital spending in fiscal 2013. While we believe we would be able to obtain funds through one or more of these alternatives, if needed, there can be no assurance that these capital resources would be available on terms acceptable to us.

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to September 30, 2012. The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps:

	Oil		Gas
	Bbls	Price	MMBtu (a)	Price
Production Period:
4th Quarter 2012	702,000	$90.40	—	$—
2013	1,913,000	$97.20	1,480,000	$3.34
2014	600,000	$99.30	—	$—
	3,215,000		1,480,000

(a)	One MMBtu equals one Mcf at a Btu factor of 1,000.

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of our commodity derivatives.  A $1 per barrel change in the price of oil and a $.50 per MMBtu change in the price of gas would change the fair value of our commodity derivatives by approximately $3.9 million.

Interest Rates

We are exposed to interest rate risk on our long-term debt with a variable interest rate.  At September 30, 2012, our fixed rate debt maturing 2019 had a carrying value of $349.6 million and an approximate fair value of $350.9 million, based on current market quotes.  We estimate that a hypothetical change in the fair value of our long-term debt resulting from a 100-basis point change in interest rates would be approximately $17.4 million.  Based on our outstanding variable rate indebtedness at September 30, 2012 of $420 million, a change in interest rates of 100-basis points would affect annual interest payments by $4.2 million.

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

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 16, 2012, the EPA adopted final regulations under the Clean Air Act that, among other things, require additional emissions controls for natural gas and natural gas liquids production, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with such production activities.  The final regulations require the reduction of VOC emissions from natural gas wells through the use of reduced emission completions or “green completions” on all hydraulically fractured wells constructed or refractured after January 1, 2015.  For well completion operations occurring at such well sites before January 1, 2015, the final regulations allow operators to capture and direct flowback emissions to completion combustion devices, such as flares, in lieu of performing green completions.  These regulations also establish specific new requirements regarding emissions from dehydrators, storage tanks and other production equipment.  We are currently reviewing this new rule and assessing its potential impacts.  Compliance with these requirements could increase our costs of development and production, though we do not expect these requirements to be any more burdensome to us than to other similarly situated companies involved in oil and natural gas exploration and production activities.

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

*10.1	Fifth Amendment to Second Amended and Restated Credit Agreement dated August 30, 2012

*31.1	Certification by the President and Chief Executive Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

*31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

***32.1	Certifications by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

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

CLAYTON WILLIAMS ENERGY, INC.

Date:	November 6, 2012	By:	/s/ Mel G. Riggs
Mel G. Riggs
Executive Vice President and Chief Operating Officer

Date:	November 6, 2012	By:	/s/ Michael L. Pollard
Michael L. Pollard
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
**3.1	Second Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to our Form S-2 Registration Statement, Commission File No. 333-13441

**3.2	Certificate of Amendment of Second Restated Certificate of Incorporation of Clayton Williams Energy, Inc., filed as Exhibit 3.1 to our Form 10-Q for the period ended September 30, 2000††

**3.3	Corporate Bylaws of Clayton Williams Energy, Inc., as amended, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 14, 2008††

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

*10.1	Fifth Amendment to Second Amended and Restated Credit Agreement dated August 30, 2012

*31.1	Certification by the President and Chief Executive Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

*31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

***32.1	Certifications by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*                       Filed herewith
**                Incorporated by reference to the filing indicated
***         Furnished herewith
†                       Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement
††                Filed under our Commission File No. 001-10924