Form 10-K
period 2012-12-31
CLAYTON WILLIAMS ENERGY INC /DE
filed 2013-03-05
CIK 880115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $285,854,440.
There were 12,164,536 shares of Common Stock, $.10 par value, of the registrant outstanding as of March 4, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement relating to the 2013 Annual Meeting of Stockholders, which will be filed with the Commission not later than April 30, 2013, are incorporated by reference in Part III of this Form 10-K.

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

PART I

Item 1 -                               Business

General

Clayton Williams Energy, Inc., incorporated in Delaware in 1991, is an independent oil and gas company engaged in the exploration for and production of oil and natural gas primarily in Texas, Louisiana and New Mexico.  Unless the context otherwise requires, references to the “Company,” “CWEI,” “we,” “us” or “our” mean Clayton Williams Energy, Inc. and its consolidated subsidiaries.  On December 31, 2012, our estimated proved reserves were 75,357 MBOE, of which 58% were proved developed.  Our portfolio of oil and natural gas reserves is weighted in favor of oil, with approximately 77% of our proved reserves at December 31, 2012 consisting of oil and natural gas liquids (“NGL”) and approximately 23% consisting of natural gas.  During 2012, we added proved reserves of 20,443 MBOE through extensions and discoveries, had downward revisions of 6,615 MBOE, had purchases of minerals-in-place of 3,504 MBOE and had sales of minerals-in-place of 725 MBOE.  We also had average net production of 15.3 MBOE per day in 2012, which implies a reserve life of approximately 13.5 years.  CWEI held interests in 3,031 gross (1,749 net) producing oil and gas wells and owned leasehold interests in approximately 951,000 gross (471,000 net) undeveloped acres at December 31, 2012.

Clayton W. Williams, Jr. beneficially owns, either individually or through his affiliates, approximately 26% of the outstanding shares of our Common Stock.  In addition, The Williams Children’s Partnership, Ltd. (“WCPL”), a limited partnership of which Mr. Williams’ adult children are the limited partners, owns an additional 25% of the outstanding shares of our Common Stock.  Mr. Williams is also Chairman of our Board of Directors (the "Board"), President and Chief Executive Officer.  As a result, Mr. Williams has significant influence in matters voted on by our shareholders, including the election of our Board members.  Mr. Williams actively participates in all facets of our business and has a significant impact on both our business strategy and daily operations.

Company Profile

Business Strategy

Our goal is to grow oil and gas reserves and increase shareholder value utilizing a flexible, opportunity-driven business strategy.  We do not adhere to rigid guidelines for resource allocations, risk profiles, product mixes, financial measurements or other operating parameters.  Instead, we try to identify exploratory and developmental projects that offer us the best possible opportunities for growth in oil and gas reserves and allocate our available resources to those projects.  Our direction is heavily influenced by Mr. Williams, who has over 55 years of experience and leadership in the oil and gas industry.  Strategically, we are currently focused on the development of oil reserves over gas reserves.  We have significant holdings in oil-prone regions in the Permian Basin and the Giddings Area that we believe offer us attractive opportunities for growth in oil reserves, and we currently plan to exploit these resources as long as our margins between oil prices and the costs of drilling, completion and other field services remain acceptable.  In addition to our developmental drilling, we also remain committed to exploring for oil and gas reserves in areas that we believe offer us exceptional opportunities for reserve growth, and we continue to search for possible proved property acquisitions.  From year to year, our allocation of investment capital may vary between exploratory and developmental activities depending on our analysis of all available growth opportunities, but our long-term focus on growing oil and gas reserves is consistent with our goal of value enhancement for our shareholders.

Recent Developments

Over the past two years, we have invested more than $800 million in the Permian Basin and the Giddings Area. From December 31, 2010 to December 31, 2012, we outspent our cash flow by approximately $460 million, and increased our total debt by $425 million. We have assembled large acreage positions in two of the most active resource plays in the nation, but we will need significant amounts of capital to optimize the value of these assets. However, we do not currently believe that we can prudently access the capital needed through additional borrowing on terms that would be acceptable to us.

During 2013, we plan to take steps to reduce debt and increase liquidity through a combination of reduced capital spending and divestitures of certain producing properties to achieve what we believe is a sustainable balance between our future capital commitments and our expected financial resources. Actions that we expect to take during 2013 include the following:

Reduce capital spending

We currently plan to reduce capital spending in 2013 to a level that is more closely aligned with our expected cash flow from operations. We are currently running four rigs; 2 rigs drilling vertical and horizontal wells in the Delaware Basin Wolfbone play, one rig drilling vertical Wolfberry wells in Andrews County, and one rig drilling horizontal Eagle Ford Shale wells in our Giddings Area. At this level of drilling activity, we expect to reduce our 2013 capital spending related to exploration and development activities by approximately 50% to $225.6 million and hold additional borrowings under our revolving credit facility to less than $50 million in 2013 as compared to $280 million of borrowings in 2012.

Sell Wolfberry Assets

We are offering for sale our Andrews County Wolfberry assets and have retained an advisor to assist with this transaction. If acceptable terms of sale are achieved through this process, we anticipate closing the transaction during the second quarter of 2013.

Joint Venture Reeves County Wolfbone Assets

We plan to seek a joint venture partner for a portion of our net interest in Reeves County Wolfbone assets through a joint venture arrangement in which we would expect to receive a combination of an upfront cash payment and a drilling carry. If acceptable terms to a joint venture arrangement are achieved, we anticipate closing the transaction during the fourth quarter of 2013.

Reduce Bank Debt

We plan to use all cash proceeds from asset sales to reduce borrowings under our revolving credit facility. Although most of our Wolfberry and Wolfbone assets are pledged to secure borrowings on our revolving credit facility, we expect to receive cash proceeds in excess of the loan value assigned to the sold assets, thereby providing us with additional liquidity under the credit facility.

Balance Future Drilling Commitments

Throughout the year, we will also consider other asset sales and/or monetization transactions that enhance shareholder value and meet strategic operating and financial objectives, including the possible sale of our East Permian Basin Cline Shale/Wolfberry assets in Glasscock and Sterling Counties.

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

Acquisition and Divestitures of Proved Properties

In addition to our exploration and development activities, we watch for opportunities to acquire proved reserves that could compliment our current operations and enhance shareholder value. However, competition for the purchase of proved reserves is intense.  Sellers often utilize a bid process to sell properties.  This process usually intensifies the competition and makes it difficult for us to acquire reserves without assuming significant price and production risks.

On March 14, 2012, our wholly owned subsidiary, Southwest Royalties, Inc. (“SWR”), completed the merger of each of the 24 limited partnerships of which SWR was the general partner (the “SWR Partnerships”), into SWR, with SWR continuing as the surviving entity in the mergers. At the effective time of the mergers, all of the units representing limited partnership interests in the SWR Partnerships, other than those held by SWR, were converted into the right to receive cash. SWR did not receive any cash payment for its partnership interests in the SWR Partnerships. However, as a result of the mergers, SWR acquired 100% of the assets and liabilities of the SWR Partnerships. SWR paid aggregate merger consideration of $38.6 million in the mergers.

To obtain the funds to finance the aggregate merger consideration, SWR entered into a volumetric production payment (“VPP”) with a third party for upfront cash proceeds of $44.4 million and deferred future advances aggregating $4.7 million.  Under the terms of the VPP, SWR conveyed to the third party a term overriding royalty interest covering approximately 725,000 BOE of estimated future oil and gas production from certain properties derived from the mergers.  The scheduled volumes under the VPP relate to production months from March 2012 through December 2019 and are to be delivered to, or sold on behalf of, the third party free of all costs associated with the production and development of the underlying properties.  Once the scheduled volumes have been delivered to the third party, the term overriding royalty interest will terminate.  SWR retained the obligation to prudently operate and produce the properties during the term of the VPP, and the third party assumed all risks related to the adequacy of the associated reserves to fully recoup the scheduled volumes and also assumed all risks associated with product prices.  As a result, the VPP has been accounted for as a sale of reserves, with the sales proceeds being deferred and amortized into oil and gas sales as the scheduled volumes are produced.

From time to time, we sell certain of our proved properties when we believe it is more advantageous to dispose of the selected properties than to continue to hold them.  We consider many factors in deciding to sell properties, including the need for liquidity, the risks associated with continuing to own the properties, our expectations for future development on the properties, the fairness of the price offered, and other factors related to the condition and location of the properties. As described under "Recent Developments," we are currently attempting to sell our Andrews County Wolfberry assets and seeking a joint venture partner for our Reeves County Wolfbone assets. In addition, we may consider selling our East Permian Basin Cline Shale/Wolfberry assets in Glasscock and Sterling Counties.

Desta Drilling

Through our wholly owned subsidiary, Desta Drilling, L.P. (“Desta Drilling”), we operate 14 drilling rigs, 12 of which we own, and two of which we lease under long-term contracts.  We believe that owning our own rigs helps us control our cost structure while providing us flexibility to take advantage of drilling opportunities on a timely basis.  The Desta Drilling rigs are primarily reserved for our use, but are available to conduct contract drilling operations for third parties.  As of February 25, 2013, we were using four of our rigs to drill wells in our developmental drilling programs, four rigs were working for third parties and the remaining six rigs were idle.

Exploration and Development Activities

Overview

Since the second quarter of 2009, we have been primarily committed to drilling developmental oil wells in the Permian Basin and the Giddings Area.  We currently plan to spend approximately $225.6 million on exploration and development activities during 2013, excluding expenditures for midstream facilities.  We may increase or decrease our planned activities, depending upon drilling results, operating margins, the availability of capital resources, and other factors affecting the economic viability of such activities.

Core Areas

Permian Basin

The Permian Basin is a sedimentary basin in West Texas and Southeastern New Mexico known for its large oil and gas deposits from the Permian geologic period.  The Permian Basin covers an area approximately 250 miles wide and 350 miles long and contains commercial accumulations of oil and gas in multiple stratigraphic horizons at depths ranging from 1,000 feet to over 25,000 feet.  The Permian Basin is characterized by an extensive production history, mature infrastructure, long reserve life, multiple producing horizons and enhanced recovery potential.  Although many fields in the Permian Basin have been heavily exploited in the past, higher product prices and improved technology (including deep horizontal drilling) continue to attract high levels of drilling and recompletion activities.  We gained a significant position in the Permian Basin in 2004 when we acquired SWR.  This acquisition provided us with an inventory of potential drilling and recompletion activities.

We spent $315.1 million in the Permian Basin during 2012 on drilling and completion activities and $51.4 million on leasing and seismic activities.  We drilled and completed 87 gross (80.2 net) operated wells in the Permian Basin and conducted various remedial operations on other wells during 2012.  We currently plan to spend approximately $116.2 million on drilling, completion and leasing activities during 2013.  Following is a discussion of our principal assets in the Permian Basin.

Delaware Basin

We currently hold approximately 85,000 net acres in the active Wolfbone resource play in the Delaware Basin in Reeves, Loving, Ward and Winkler Counties, Texas and may earn up to 25,000 additional acres through future drilling commitments under an existing farm-in arrangement. A Wolfbone well is a well that commingles production from the Bone Springs and Wolfcamp formations which are typically encountered at depths of 8,000 to 13,000 feet.  These Permian aged formations in the Delaware Basin are composed of limestone and sandstone. Geology in the Delaware Basin consists of multiple stacked pay zones with both over-pressured and normal-pressured intervals. To date, we have focused on the over-pressured intervals, having drilled 82 wells in the area: 69 vertical Wolfbone wells and 13 horizontal wells targeting multiple Bone Springs/Wolfcamp intervals.

A significant portion of our current and future holdings in this area are associated with a farm-in agreement we entered into in March 2011, with Chesapeake Exploration, L.L.C. (“Chesapeake”) in southern Reeves County, Texas with a term of five years.  Chesapeake's position in the agreement is now held by Shell Exploration and Production (“Shell”). For each well that we drill in the farm-in area that meets certain specified requirements (each, a “carried well”), Shell, or its successors to this agreement, will retain a 25% carried interest, bearing none of the costs to drill and complete a carried well, and we will earn an undivided 75% interest in 640 net acres within the farm-in area.  Under the farm-in agreement, we are obligated to drill or commence drilling operations on at least 20 carried wells each year during the term of the agreement to a maximum of 100 carried wells.  Excess wells drilled during any year may be applied towards our drilling obligations in the next year.  To date, we have drilled 44 carried wells under this agreement.

 We have completed construction on the core sections of our oil, gas and water disposal pipelines in Reeves County, consisting of 71 miles of oil pipelines with a design capacity of 18,000 barrels of oil per day, 70 miles of gas pipelines with a design capacity of 25,000 Mcf of natural gas per day and 65 miles of salt water disposal pipelines with a design capacity of 20,000 barrels of produced water per day. These facilities may be expanded to accommodate new wells as we continue our development in the area. We spent $24 million in 2012 and expect to spend $3 million during 2013 on these systems.

We spent approximately $227.9 million on drilling and completion activities and $45.7 million for leasing activities in the Wolfbone play during 2012.  We plan to spend approximately $80.2 million on drilling and completion activities and $7 million on leasing activities in the Wolfbone play during 2013.  We are currently utilizing two rigs in this area but may increase the rig count later in the year depending on availability of capital from asset sales and joint venture arrangements, as described under "Recent Developments."

Wolfberry

We currently hold approximately 17,000 net acres in the Wolfberry play in Andrews County. Wolfberry is a term applied to the combined production from the Spraberry and Wolfcamp formations, which are generally found at depths of 7,500 to 10,500 feet.  These formations are comprised of a sequence of basinal, interbedded shales and carbonates. To date, we have drilled 185 vertical Wolfberry wells in Andrews County.  Net daily production for the fourth quarter of 2012 averaged 2,497 BOE (1,769 barrels of oil, 429 barrels of NGL and 1,794 Mcf of natural gas), down 14% from 2,888 BOE for the fourth quarter of 2011.

We spent approximately $58.6 million on Wolfberry drilling and completion activities and approximately $1 million on leasing activities during 2012.  Pending a sale of our Andrews County Wolfberry assets, as described under "Recent Developments," we plan to keep one of our rigs drilling Wolfberry wells and plan to spend approximately $20 million during 2013 for drilling, completion and leasing activities.

East Permian Basin

We have approximately 37,000 net acres in the emerging Cline Shale play in Glasscock and Sterling Counties. Originally leased as a Wolfberry prospect, we have drilled or participated in 22 vertical Wolfberry wells in this area. In 2012, we drilled a horizontal Cline Shale well. Although results from this well were disappointing, we believe that intervening operational factors may have contributed to the lower than anticipated production performance to date.

Giddings Area

Prior to 1998, we concentrated our drilling activities in an oil-prone area we refer to as the Giddings Area.  Most of our wells in the Giddings Area were drilled as horizontal wells, many with multiple laterals in different producing horizons, including the Austin Chalk, Buda and Georgetown formations in East Central Texas.  Hydrocarbons are also encountered in the Giddings Area from other formations, including the Cotton Valley, Deep Bossier, Eagle Ford Shale, and Taylor formations.  In 2012, we spent approximately $29 million on drilling and completion activities and $12.8 million on leasing activities in the Giddings Area and currently plan to spend $91.3 million on similar drilling activities in this area in 2013.  Following is a discussion of our principal assets in the Giddings Area.

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

Eagle Ford Shale

The Eagle Ford Shale formation lies immediately beneath the Austin Chalk formation where we have approximately 177,000 net acres in production.  We believe that more than 100,000 net acres in this area may also be prospective for economic Eagle Ford Shale production.  Since July 2011, we have drilled six horizontal Eagle Ford Shale wells: the Hosek Unit #1, the Ortmann Unit #1 and the Kutac Unit #1 in Wilson County, the Balcar Unit #1 in Lee County, the Scasta Unit #2 in Brazos County and the Sarah Ferrara E Unit #1 in Robertson County.  Each of these wells has been or will be completed by multi-stage hydraulic fracturing processes using about five million pounds of proppant and 100,000 barrels of water.  We are encouraged by the production results achieved to date, but additional drilling and production data is needed to determine if an Eagle Ford Shale drilling program in this area could be economically viable.  We are currently using one of our drilling rigs in the Giddings Area to drill horizontal wells in the Eagle Ford Shale formation and expect to continue the rig count at this activity level through 2013.

South Louisiana

In the second quarter of 2012, we drilled and completed the Hassinger ETAL #1, an exploratory well in Jefferson Parish, Louisiana, which is currently producing.  The Christian #1, an exploratory well also in Jefferson Parish, was drilled in the fourth quarter of 2012 and was completed as a producer in the first quarter of 2013.  We plan to commence drilling operations on the Macon Stringer Heirs #1, an exploratory well in Terrebonne Parish in the second quarter of 2013.  We plan to spend $8.3 million for 2013 in connection with drilling and leasing activities in South Louisiana.

Known Trends and Uncertainties

We have an extensive acreage position within the Permian Basin and Giddings Area with a large portion of that acreage currently held by production that will require significant capital to fully develop.  Through asset sales and joint venture arrangements, we expect to achieve a sustainable balance between our future drilling commitments and our expected financial resources.  We are unable to give assurance that drilling results, a sale or joint venture arrangement would be on terms acceptable to us or provide sufficient capital to meet future drilling commitments.

Our developmental drilling programs are very sensitive to oil prices and drilling costs.  We attempt to control costs through drilling efficiencies by the use of our own rigs, purchasing casing and tubing at periods when we believe prices are suitable and working with service providers to receive acceptable unit costs.  We plan to continue these programs as long as oil prices remain favorable.  In order to continue drilling in these areas, we must be able to realize an acceptable margin between our expected cash flow from new production and our cost to drill and complete new wells.  If any combination of falling oil prices and rising costs of drilling, completion and other field services occur in future periods, we may discontinue a program until margins return to acceptable levels.

Marketing Arrangements

 Oil
Most of our oil production is sold based on the NYMEX futures market for West Texas Intermediate light sweet crude oil (referred to as WTI and traded in the NYMEX futures market under the symbol CL). Cushing, Oklahoma is a major trading hub for crude oil and is the price settlement point for WTI. As a result, basis differentials exist between the NYMEX price and the price we receive for our oil production depending on the proximity of our properties to the ultimate market for that production. Basis differentials are market-based and can be adversely affected by logistical factors such as pipeline constraints and inadequate storage capacities.

Approximately 83% of our oil reserves at December 31, 2012 are located in the Permian Basin. Since most Permian Basin oil production gains access to refineries through the Cushing trading hub, increased drilling and completion activities in the Permian Basin related to shale oil plays have resulted in pipeline constraints that are contributing to higher basis differentials between the Midland, Texas oil storage facility and the Cushing trading hub (referred to as the Midland-Cushing differential). During 2012, the average Midland-Cushing differential was $2.91 per barrel, which reduced the price we receive for our oil production. However, the Midland-Cushing differential deduction spiked to $7.03 per barrel in December 2012, $11.44 per barrel in January 2013 and $10.52 per barrel in February 2013 before moderating to levels more closely aligned with historical averages. Through multiple marketing arrangements, beginning in December 2012, we have effectively limited our exposure to the Midland-Cushing differential to less than $2 per barrel on more than 75% of our Permian Basin production.

Approximately 16% of our oil reserves at December 31, 2012 are located in the Giddings Area in East Central Texas. Most of the oil production from this area gains access to Gulf Coast refineries through pipelines that bypass the Cushing trading hub. As a result, we receive a price that competes more directly with imported oil and therefore receive a premium to WTI, which premium averaged $7.60 per barrel in 2012.

Although existing marketing arrangements in the Permian Basin mitigate, to a large extent, our exposure to material adverse changes in the Midland-Cushing differential, we remain exposed to that differential for a portion of our Permian Basin oil production and are exposed to material changes in the premium we currently receive for our Giddings Area production.

Natural gas
Natural gas is generally sold based on the NYMEX futures market for natural gas (traded in the NYMEX futures market under the symbol NG). Since the delivery point for NYMEX traded natural gas is the distribution hub on a natural gas pipeline system in Erath, Louisiana, referred to as Henry Hub, basis differentials exist between the NYMEX price and the price we receive for our gas production depending on the proximity of our properties to the ultimate market for that production. Basis differentials are market-based and can be adversely affected by logistical factors such as pipeline constraints and inadequate storage capacities.

Most of our natural gas production is produced from our oil wells. This gas, known as casinghead gas, generally has a high Btu content. Casinghead gas and may be processed downstream to extract NGL from the gas and lower the Btu content of the residue gas to a level suitable for manufacturing and residential use. Our casinghead gas is generally sold in one of three ways: (1) as processed gas where the purchaser processes the gas and pays us a percentage of the value of the NGL and a percentage of the value of the residue gas; (2) as processed gas where the purchaser accounts for the value of any extracted NGL and includes that value in the price paid to us for our gas production at the wellhead; and (3) as unprocessed gas where the purchaser pays us a price per MMBtu for our gas production at the wellhead. All of the value we receive from casinghead gas production is recorded as gas sales in our financial records, except for the value of NGL paid to us under method (1), which is reported separately as NGL sales.

Some of our natural gas production is produced from gas wells. This gas, known as dry gas, generally has a Btu content of approximately 1,000 and is not suitable for extraction of NGL. Most of our dry gas is sold under contracts where the purchaser pays us a price per MMBtu for our gas production at the wellhead.

Approximately 60% of our gas reserves at December 31, 2012 are attributable to a combination of dry gas and residue gas from processed casinghead production. This portion of our gas production is generally sold at values that correlate to the NYMEX natural gas market. Approximately 37% of our gas reserves at December 31, 2012 are attributable to processed casinghead gas for which the value of extracted NGL is included with the value of residue gas in determining the sales value of our wellhead production. Based on an internal analysis of these reserves, we estimate that approximately 73% of our estimated future gas sales are attributable to the value of imbedded NGL and 27% are attributable to residue gas. The remaining 3% of our gas reserves at December 31, 2012 are attributable to unprocessed casinghead gas and correlate to the NYMEX natural gas market. Due to the imbedded NGL component in a significant portion of our gas reserves, actual price differentials may vary materially from those assumed at December 31, 2012.

Natural gas liquids
A portion of our casinghead gas production is processed under contracts where the purchaser pays us a percentage of the value of the NGL extracted. The price we receive for NGL is generally based on the spot liquids price for the various NGL products sold at Mont Belvieu, Texas and reported by Oil Price Information Service. We compute the price differential for NGL based on the NYMEX benchmark for oil, but the NGL components are subject to their own supply and demand factors, not all of which vary in correlation with changes in oil prices.

Pipelines and Other Midstream Facilities

We own an interest in and operate oil, natural gas and water service facilities in the states of Texas and Louisiana. These midstream facilities consist of interests in approximately 314 miles of pipeline, four treating plants, one dehydration facility, and seven wellhead type treating and/or compression stations.  Most of our operated gas gathering and treating activities facilitate the transportation and marketing of our operated oil and gas production.

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

Regulations affecting sales.  The sales prices of oil, natural gas liquids and natural gas are not presently regulated, but rather are set by the market.  We cannot predict, however, whether new legislation to regulate the price of energy commodities might be proposed, what proposals, if any, might actually be enacted by the United States Congress or the various state legislatures, and what effect, if any, the proposals might have on the operations of the underlying properties.

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

The price we receive from the sale of oil and natural gas liquids is affected by the cost of transporting those products to market.  Interstate transportation rates for oil, natural gas liquids and other products are regulated by the FERC.  The FERC has established an indexing system for such transportation, which allows such pipelines to take an annual inflation-based rate increase.  We are not able to predict with any certainty what effect, if any, these regulations will have on us, but, other factors being equal, the regulations may, over time, tend to increase transportation costs, which may have the effect of reducing wellhead prices for oil and natural gas liquids.

Market manipulation and market transparency regulations.  Under the Energy Policy Act of 2005 (“EP Act 2005”), the FERC possesses regulatory oversight over natural gas markets, including the purchase, sale and transportation of natural gas by “any entity” in order to enforce the anti-market manipulation provisions in the EP Act 2005. The Federal Trade Commission (“FTC”) has similar regulatory oversight of oil markets in order to prevent market manipulation.  The Commodity Futures Trading Commission (“CFTC”) also holds authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act.  With regard to our physical purchases and sales of natural gas, natural gas liquids and crude oil, our gathering of these energy commodities, and any related hedging activities that we undertake, we are required to observe these anti-market manipulation laws and related regulations enforced by the FERC, the FTC, and/or the CFTC.  These agencies hold substantial enforcement authority, including the ability to assess civil penalties of up to $1 million per day per violation, to order disgorgement of profits and to recommend criminal penalties.  Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third-party damage claims by, among others, sellers, royalty owners and taxing authorities.

The FERC has issued certain market transparency rules for the natural gas industry pursuant to its EP Act 2005 authority, which may affect some or all of our operations.  The FERC issued a final rule in 2007, as amended by subsequent orders on rehearing (“Order 704”), which requires wholesale buyers and sellers of more than 2.2 million MMBtu of physical natural gas in the previous calendar year, including natural gas producers, gatherers, processors and marketers, to report, on May 1 of each year, beginning in 2009, aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to, or may contribute to the formation of price indices, as explained in Order 704. It is the responsibility of the reporting entity to determine which transactions should be reported based on the guidance of Order 704. The FERC has issued a Notice of Inquiry in Docket No. RM13-1-000 seeking comments from the industry regarding whether it should require more detailed information from sellers of natural gas. It is unclear what action, if any, will result and whether our reporting burden will increase or decrease.

Gathering regulations.  Section 1(b) of the federal Natural Gas Act (“NGA”) exempts natural gas gathering facilities from the jurisdiction of the FERC under the NGA.  We own certain natural gas pipelines that we believe meet the traditional tests that the FERC has used to establish a pipeline’s status as a gatherer not subject to the FERC jurisdiction.  The distinction between the FERC-regulated transmission facilities and federally unregulated gathering facilities is, however, the subject of substantial, on-going litigation, so the classification and regulation of our gathering lines may be subject to change based on future determinations by the FERC, the courts, or the Congress.

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

We believe that we are in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during 2013.  We do not believe that we will be required to incur material capital expenditures to comply with existing environmental requirements.  Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on our operations, as well as the oil and gas industry in general.  For instance, any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or clean-up requirements could have an adverse impact on our operations.

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

Waste handling.  The Resource Conservation and Recovery Act (“RCRA”) and analogous state laws impose detailed requirements for the handling, storage, treatment and disposal of hazardous and solid wastes.  RCRA specifically excludes drilling fluids, produced waters and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy from regulation as hazardous wastes.  However, these wastes may be regulated by the U.S. Environmental Protection Agency (“EPA”) or state agencies as solid wastes.  Moreover, many ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils, are regulated as hazardous wastes.  Although the costs of managing hazardous waste may be significant, we do not believe that our costs in this regard are materially more burdensome than those for similarly situated companies.

Air emissions.  The federal Clean Air Act and comparable state laws and regulations impose restrictions on emissions of air pollutants from various industrial sources, including compressor stations and natural gas processing facilities, and also impose various monitoring and reporting requirements.  Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limits, or utilize specific emission control technologies to limit emissions.  In August 2012, the EPA adopted new rules that impose additional air emission control standards on well completion activities and certain production equipment, such as glycol dehydrators and storage vessels. Some of these new rules, such as a requirement for flaring of gas not sent to a gathering line, became effective in October 2012, but the most significant new rule, requiring the use of "green completions" emission control technology to reduce air emissions during well completions, does not become effective until January 1, 2015. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions.  Capital expenditures for air pollution equipment may be required in connection with maintaining or obtaining operating permits and approvals relating to air emissions at facilities owned or operated by us. We do not believe that our operations will be materially adversely affected by any such requirements.

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

Global warming and climate change.  In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes.  Based on these findings, the EPA adopted two sets of rules regulating greenhouse gas emissions under the Clean Air Act, one of which requires a reduction in emissions of greenhouse gases from motor vehicles and the other of which regulates emissions of greenhouse gases from certain large stationary sources, effective January 2, 2011.  The EPA’s rules relating to emissions of greenhouse gases from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA from implementing, or requiring state environmental agencies to implement, the rules.  The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including certain onshore oil and natural gas production facilities, on an annual basis, beginning in 2012 for emissions occurring after January 2011. We believe that we are in compliance with all greenhouse gas emissions reporting requirements applicable to our operations.

In addition, Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs.  Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.

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

In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices.  The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on water resources. The EPA's study includes 18 separate research projects addressing topics such as water acquisitions, chemical mixing, well injection, flowback and produced water, and wastewater treatment and waste disposal. The EPA has indicated that it expects to issue its study report in late 2014.  Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by 2014.  Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing.  These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act or other regulatory mechanisms.

To our knowledge, there have been no citations, suits, or contamination of potable drinking water arising from our hydraulic fracturing operations. We do not have insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations; however, we believe our general liability and excess liability insurance policies would cover third-party claims related to hydraulic fracturing operations and associated legal expenses in accordance with, and subject to, the terms of such policies.

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

Pipeline safety.  Some of our pipelines are subject to regulation by the U.S. Department of Transportation (“DOT”) under the Pipeline Safety Improvement Act of 2002, which was reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, and further amended by the Pipeline Safety, Regulation Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act amendments”). The DOT, through the Pipeline and Hazardous Materials Safety Administration, has established a series of rules that require pipeline operators to develop and implement integrity management programs for gas, NGL, oil and condensate transmission pipelines that, in the event of a failure, could affect “high consequence areas.” “High consequence areas” are currently defined to include areas with specified population densities, buildings containing populations with limited mobility, areas where people may gather along the route of a pipeline (such as athletic fields or campgrounds), environmentally sensitive areas, and commercially navigable waterways. Under the DOT’s regulations, integrity management programs are required to include baseline assessments to identify potential threats to each pipeline segment, implementation of mitigation measures to reduce the risk of pipeline failure, periodic reassessments, reporting and recordkeeping.  These regulatory requirements may be expanded in the future upon completion of studies required by the 2011 Pipeline Safety Act amendments.

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

Operating Segments

For financial information about our operating segments, see Note 17 to the accompanying consolidated financial statements.

Executive Officers

The following is a list, as of March 4, 2013 of the name, age and position with the Company of each person who is an executive officer of the Company:

CLAYTON W. WILLIAMS, JR., age 81, is Chairman of the Board, President, Chief Executive Officer and a director of the Company, having served in such capacities since September 1991.  For more than the past five years, Mr. Williams has also been the chief executive officer and a director of certain other entities that are controlled directly or indirectly by Mr. Williams.  Mr. Williams beneficially owns, either individually or through his affiliates, approximately 26% of the outstanding shares of our Common Stock.

MEL G. RIGGS, age 58, is Executive Vice President and Chief Operating Officer of the Company, having served in such capacities since January 2011.  Prior to that, Mr. Riggs had served as Senior Vice President — Finance and Chief Financial Officer of the Company since 1991.  Mr. Riggs has also served as a director of the Company since May 1994.

MICHAEL L. POLLARD, age 62, is Senior Vice President — Finance and Chief Financial Officer of the Company, having served in such capacity since January 2011.  Prior to that, Mr. Pollard had served as Vice President — Accounting of the Company since 2003.

PATRICK C. REESBY, age 60, is Vice President — New Ventures of the Company, having served in such capacity since 1993.

ROBERT C. LYON, age 76, is Vice President — Gas Gathering and Marketing of the Company, having served in such capacity since 1993.

T. MARK TISDALE, age 56, is Vice President and General Counsel of the Company, having served in such capacity since 1993.

GREGORY S. WELBORN, age 39, is Vice President — Land of the Company, having served in such capacity since 2006.  Mr. Welborn is the son-in-law of Clayton W. Williams, Jr.

ROBERT L. THOMAS, age 56, is Vice President — Accounting and Principal Accounting Officer of the Company, having served in such capacity since January 2011.  Prior to that, Mr. Thomas had served as General Accounting Manager of the Company since 2003.

RONALD D. GASSER, age 54, is Vice President — Engineering of the Company, having served in such capacity since October 2012. Prior to that, Mr. Gasser had served as Engineering Manager of the Company since 2006.

SAMUEL L. LYSSY, Jr., age 50, is Vice President — Exploration of the Company, having served in such capacity since October 2012. Prior to that, Mr. Lyssy had served as Exploration Manager of the Company since 1995.

JOHN F. KENNEDY, age 48, is Vice President — Drilling of the Company, having served in such capacity since October 2012. Prior to that, Mr. Kennedy had served as Drilling Manager of the Company since 1998.

Employees

At December 31, 2012, we had 465 full-time employees, of which 215 were employed by Desta Drilling.  None of our employees are subject to a collective bargaining agreement.  In our opinion, relations with employees are good.

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

Item 1A -       Risk Factors

There are many factors that affect our business, some of which are beyond our control.  Our business, financial condition and results of operations could be materially adversely affected by any of these risks.  The nature of our business activities further subjects us to certain hazards and risks.  The risks described below are a summary of some of the material risks relating to our business.  Other risks are described in “Item 1 - Business” and “Item 7A - Quantitative and Qualitative Disclosures About Market Risk.”  Additional risks not presently known to us or that we currently deem immaterial individually or in the aggregate may also impair our business operations.  If any of these risks actually occur, it could materially harm our business, financial condition or results of operations and impair our ability to implement business plans or complete development projects as scheduled.  In that case, the market price of our Common Stock could decline.

Oil and natural gas prices are volatile. Declines in commodity prices have adversely affected, and in the future may adversely affect, our financial condition, liquidity, results of operations, cash flows, access to the capital markets, and ability to grow.

Our revenues, operating results, liquidity, cash flows, profitability and value of proved reserves depend substantially upon the market prices of oil and natural gas.  Commodity prices affect our cash flows available for capital expenditures and our ability to access funds under our revolving credit facility and through the capital markets.  The amount available for borrowing under our revolving credit facility is subject to a borrowing base, which is determined at least semi-annually by our lenders taking into account the estimated value of our proved reserves and is subject to periodic redeterminations based on pricing models determined by the lenders at such time.  Declines in commodity prices have historically adversely affected the estimated value of our proved reserves and, in turn, the market values used by our lenders in determining our borrowing base.  If commodity prices decline in the future, the decline could have adverse effects on our reserves and borrowing base.

The commodity prices we receive for our oil and natural gas depend upon factors beyond our control, including among others:

•	changes in the supply of and demand for oil and natural gas;

•	market uncertainty;

•	the level of consumer product demands;

•	pipeline constraints and sufficient capacity;

•	hurricanes and other weather conditions;

•	domestic governmental regulations and taxes;

•	the price and availability of alternative fuels;

•	political and economic conditions in oil producing countries;

•	the foreign supply of oil and natural gas;

•	the price of oil and natural gas imports; and

•	overall domestic and foreign economic conditions.

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

Our business is capital intensive and requires us to spend substantial amounts of capital for exploration and development activities.  If low oil and natural gas prices, operating difficulties or other factors, many of which are beyond our control, cause our revenues and cash flows from operating activities to decrease, we may be limited in our ability to internally fund our exploration and development activities.  If our borrowing base under our revolving facility is redetermined to a lower amount, this could adversely affect our ability to supplement cash flows from operations as a source of funding for these activities.  After utilizing our available sources of financing, we may be forced to raise additional debt or equity proceeds to fund such capital expenditures. We cannot give assurance that additional debt or equity financing will be available on terms acceptable to us, or that cash flows provided by operations will be sufficient to meet our capital expenditures requirements. During 2013, we plan to take steps to reduce debt and increase liquidity through a combination of reduced capital spending and divestitures of certain producing properties to achieve what we believe is a sustainable balance between our future capital commitments and our expected financial resources. We cannot give assurance that we will achieve these objectives.

We have substantial indebtedness.  Our leverage and the covenants in our debt agreements could negatively impact our financial condition, liquidity, results of operations and business prospects.

As of December 31, 2012, the principal amount of our outstanding consolidated debt was approximately $809.6 million, which included approximately $460 million outstanding under our revolving credit facility and $349.6 million in outstanding principal amount of our 7.75% Senior Notes due 2019 (“2019 Senior Notes”), net of unamortized discount.  Our revolving credit facility and the indenture governing our 2019 Senior Notes (“Indenture”) impose significant restrictions on our ability to take certain actions, including our ability to incur additional indebtedness, sell certain assets, merge, make investments or loans, issue redeemable or preferred stock, pay distributions or dividends, create liens, guarantee other indebtedness and enter into new lines of business.

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

•
adversely affect the credit ratings assigned by third-party rating agencies, which have in the past downgraded, and may in the future downgrade their ratings of our debt and other obligations due to changes in our debt level or our financial condition;

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

The credit risk of financial institutions could adversely affect us.  We have entered into transactions with counterparties in the financial services industry, including commercial banks, insurance companies, and their affiliates.  These transactions expose us to credit risk in the event of default by our counterparty, principally with respect to hedging agreements but also insurance contracts and bank lending commitments.  Deterioration in the credit markets may impact the credit ratings of our current and potential counterparties and affect their ability to fulfill their existing obligations to us and their willingness to enter into future transactions with us.

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

Our actual future production may be significantly higher or lower than we estimate at the time we enter into derivative transactions.  If our actual future production is higher than we estimated, we will have greater commodity price exposure than we intended. If our actual future production is lower than the nominal amount that is subject to our derivative instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale or purchase of the underlying physical commodity, resulting in a substantial diminution in our profitability and liquidity. As a result of these factors, our derivative activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our cash flows.

In addition, our hedging transactions are subject to the following risks:

•	we may be limited in receiving the full benefit of increases in oil and gas prices as a result of these transactions;

•	a counterparty may not perform its obligation under the applicable derivative instrument or may seek bankruptcy protection;

•	there may be a change in the expected differential between the underlying commodity price in the derivative instrument and the actual price received; and

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

The accuracy of estimated proved reserves and estimated future net cash flows from such reserves is a function of the quality of available geological, geophysical, engineering and economic data and is subject to various assumptions, including assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses, and other matters.  Although we believe that our estimated proved reserves represent reserves that we are reasonably certain to recover, actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will most likely vary from the assumptions and estimates used to determine proved reserves.  Any significant variance could materially affect the estimated quantities and value of our oil and gas reserves, which in turn could adversely affect our cash flow, results of operations, financial condition and the availability of capital resources.  In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control.  Downward adjustments to our estimated proved reserves could require us to impair the carrying value of our oil and gas properties, which would reduce our earnings and our stockholders’ equity.

The present value of proved reserves will not necessarily equal the current fair market value of our estimated oil and gas reserves.  In accordance with reserve reporting requirements of the SEC, we are required to establish economic production for reserves on an average historical price.  Actual future prices and costs may be materially higher or lower than those required by the SEC.  The timing of both the production and expenses with respect to the development and production of oil and gas properties will affect the timing of future net cash flows from proved reserves and their present value.

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

In addition, a significant portion of our proved reserves in the Permian Basin are derived from the Wolfberry play in Andrews County, Texas, the Wolfbone play in the Delaware Basin, and the Austin Chalk formation in the Giddings Area.  This concentration of assets within a few producing horizons exposes us to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut in all of our wells within a field.

Our proved undeveloped locations are scheduled to be drilled over several years, subjecting us to uncertainties that could materially alter the occurrence or timing of our drilling activities.

We have assigned proved undeveloped reserves to certain of our drilling locations as an estimation of our future multi-year development activities on our existing acreage.  These identified locations represent a significant part of our growth strategy. At December 31, 2012, our estimated proved undeveloped reserves were 42% of total estimated proved reserves.  Our ability to drill and develop these locations depends on a number of uncertainties, including (1) our ability to timely drill wells on lands subject to complex development terms and circumstances; (2) the availability of capital, equipment, services and personnel; (3) seasonal conditions; (4) regulatory and third-party approvals; (5) oil and natural gas prices; and (6) drilling and recompletion costs and results. Because of these uncertainties, we may defer drilling on, or never drill, some or all of these potential locations.  If we defer drilling more than five years from the date proved undeveloped reserves were first assigned to a drilling location, we may be required under SEC guidelines to downgrade the category of the applicable reserves from proved undeveloped to probable.  Any reclassification of reserves from proved undeveloped to probable could reduce our ability to borrow money and could reduce the value of our debt and equity securities.

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

Drilling oil and natural gas wells, including development wells, involves numerous risks, including the risk that we may not encounter economically productive oil or natural gas reservoirs. We may not recover all or any portion of our investment in new wells. The presence of unanticipated pressures or irregularities in formations, miscalculations or accidents may cause our drilling activities to be unsuccessful and result in a total loss of our investment. In addition, we are often uncertain as to the future cost or timing of drilling, completing and operating wells. Further, our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

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

If we do not encounter reserves that can be produced economically or if our drilling operations are curtailed, delayed or cancelled, it could have a significant adverse affect on our results of operations, cash flow and financial condition.

Acquisitions are subject to the risks and uncertainties of evaluating reserves and potential liabilities and may be disruptive and difficult to integrate into our business.

Our on-going business strategy includes growing our reserves and drilling inventory through acquisitions.  Acquired properties can be subject to significant unknown liabilities. Prior to completing an acquisition, it is generally not feasible to conduct a detailed review of each individual property to be acquired.  Even a detailed review or inspection of each property may not reveal all existing or potential liabilities associated with owning or operating the property. Moreover, some potential liabilities, such as environmental liabilities related to groundwater contamination, may not be discovered even when a review or inspection is performed.

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

The marketability of our oil and natural gas production depends in large part on the availability, proximity and capacity of pipeline systems owned by third parties. The unavailability of or lack of available capacity on these systems could result in the shut in of producing wells or the delay or discontinuance of drilling plans for properties. Although we have some contractual control over the transportation of our product, material changes in these business relationships could materially affect our operations. Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines, maintenance and repair and general economic conditions could adversely affect our ability to produce, gather and transport oil and natural gas.

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

Clayton W. Williams, Jr., age 81, beneficially owns, either individually or through his affiliates, approximately 26% of the outstanding shares of our Common Stock. Mr. Williams is also our Chairman of the Board, President and Chief Executive Officer.  As a result, Mr. Williams has significant influence in matters voted on by our shareholders, including the election of our Board members, and in all other facets of our business, including both our business strategy and daily operations.

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

Our sales of oil and natural gas liquids are not presently regulated and are made at market prices.  The price we receive from the sale of those products is affected by the cost of transporting the products to market. The FERC has implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rate to inflation, subject to certain conditions and limitations. We are not able to predict with any certainty what effect, if any, these regulations will have on us, but, other factors being equal, the regulations may, over time, tend to increase transportation costs, which may have the effect of reducing wellhead prices for oil and natural gas liquids.

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

Our operations are subject to extensive federal, state and local environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment, establish standards for the management, treatment, storage, transportation and disposal of hazardous materials and of solid and hazardous wastes, and impose obligations to investigate and remediate contamination in certain circumstances.  Liabilities to investigate or remediate contamination, as well as other liabilities concerning hazardous materials or contamination such as claims for personal injury or property damage, may arise at many locations, including properties in which we have an ownership interest but no operational control, properties we formerly owned or operated and sites where our wastes have been treated or disposed of, as well as at properties that we currently own or operate.  Such liabilities may arise even where the contamination does not result from any noncompliance with applicable environmental laws regardless of fault.  Under a number of environmental laws, such liabilities may also be strict, joint and several, meaning that we could be held responsible for more than our share of the liability involved, or even the entire share.  Environmental requirements generally have become more stringent in recent years, and compliance with those requirements more expensive.

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

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes.  Based on these findings, the EPA adopted two sets of rules regulating greenhouse gas emissions under the Clean Air Act, one of which requires a reduction in emissions of greenhouse gases from motor vehicles and the other of which regulates emissions of greenhouse gases from certain large stationary sources, effective January 2, 2011.  The EPA’s rules relating to emissions of greenhouse gases from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA from implementing, or requiring state environmental agencies to implement, the rules.  The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including certain onshore oil and natural gas production facilities, on an annual basis, beginning in 2012 for emissions occurring after January 1, 2011.

In addition, the Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs.  Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.

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

The enactment of derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

On July 21, 2010 new comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), was enacted that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Act requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation. In its rulemaking under the Act the CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions would be exempt from these position limits. The position limits rule was vacated by the United States District Court for the District of Colombia in September of 2012 although the CFTC has stated that it will appeal the District Court's decision. The CFTC also has finalized other regulations, including critical rulemakings on the definition of “swap,” “security-based swap,” “swap dealer” and “major swap participant.” The Act and CFTC rules also will require us in connection with certain derivatives activities to comply with clearing and trade-execution requirements (or take steps to qualify for an exemption to such requirements). In addition new regulations may require us to comply with margin requirements although these regulations are not finalized and their application to us is uncertain at this time. Other regulations also remain to be finalized, and the CFTC recently has delayed the compliance dates for various regulations already finalized. As a result it is not possible at this time to predict with certainty the full effects of the Act and CFTC rules on us and the timing of such effects. The Act also may require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty.
The Act and any new regulations could significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting requirements and through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of some derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and potentially increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Act and regulations is to lower commodity prices. Any of these consequences could have material adverse effect on our financial condition and our results of operations.
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

In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices.  The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on water resources. The EPA's study includes 18 separate research projects addressing topics such as water acquisition, chemical mixing, well injection, flowback and produced water, and wastewater treatment and disposal. The EPA has indicated that it expects to issue its study report in late 2014.  Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by 2014.  Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing.  These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms, and could ultimately make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business.

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

Water is an essential component of both the drilling and hydraulic fracturing processes. Historically, we have been able to purchase water from various sources for use in our operations. During 2011, West Texas and Southeastern New Mexico experienced the lowest inflows of water in recent history, and these drought conditions expanded into the southern plains states in 2012. As a result of this severe drought, some local water districts may begin restricting the use of water subject to their jurisdiction for drilling and hydraulic fracturing in order to protect the local water supply. If we are unable to obtain water to use in our operations from local sources, we may be unable to economically produce oil and natural gas, which could have an adverse effect on our financial condition, results of operations and cash flows.

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

Item 1B -                    Unresolved Staff Comments

Not applicable.

Item 2 -                             Properties

Our properties consist primarily of oil and gas wells and our ownership in leasehold acreage, both developed and undeveloped.  At December 31, 2012, we had interests in 3,031 gross (1,749 net) oil and gas wells and owned leasehold interests in approximately 951,000 gross (471,000 net) undeveloped acres.

Reserves

The following table sets forth our estimated quantities of proved reserves as of December 31, 2012, all of which are located within the United States.

	Proved Reserves(a)
		Natural Gas	Natural	Total Oil
	Oil	Liquids	Gas	Equivalents(b)
Reserve Category	(MBbls)	(MBbls)	(MMcf)	(MBOE)
Developed	27,641	5,044	64,013	43,354
Undeveloped	21,478	4,138	38,323	32,003
Total Proved	49,119	9,182	102,336	75,357

(a)	None of our oil and gas reserves are derived from non-traditional sources.

(b)	Natural gas reserves have been converted to oil equivalents at the ratio of six Mcf of gas to one Bbl of oil.

The present value of future net cash flows from proved reserves, before deductions for estimated future income taxes and asset retirement obligations, discounted at 10% (“PV-10”), totaled $1.3 billion at December 31, 2012.  The commodity prices used to estimate proved reserves and their related PV-10 at December 31, 2012 were based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period from January 2012 through December 2012.  The benchmark averages for 2012 were $94.71 per barrel of oil and NGL and $2.75 per MMBtu of natural gas.  These benchmark average prices were further adjusted for quality, energy content, transportation fees and other price differentials specific to our properties, resulting in an average adjusted price of $90.45 per barrel of oil, $43.74 per barrel of NGL and $3.70 per Mcf of natural gas over the remaining life of our proved reserves.  Operating costs were not escalated.

Adjustments to benchmark prices, which are generally referred to as price differentials, were computed on a property-by-property basis by comparing historical first-day-of-the-month benchmark prices for oil and gas to the historical prices for oil, NGL and gas actually received by us. Historical price differentials vary by property based on each property's production and marketing situation and include:

•	area-specific market adjustments, referred to as basis differentials, for oil, NGL and natural gas as discussed under "Marketing Arrangements;"

•	gravity, H2S content and other quality characteristics of produced oil;

•	the volume of processed NGL derived from our natural gas production, including the mix of the NGL components between ethane, propane, butane, and natural gasoline;

•	the Btu content of natural gas production and the value of any imbedded NGL components that are reported as natural gas sales; and

•
the amount of transportation and marketing fees levied on oil, NGL and gas production, which vary based on factors such as the distance of a property from its delivery point, available markets and other pricing adjustments that vary from contract to contract.

Price differentials per barrel of oil and NGL and per Mcf of natural gas are subject to change and may vary materially in the future from the computed price differentials at December 31, 2012. Adverse changes in our price differentials could reduce our cash flow from operations and the PV-10 of our proved reserves.

PV-10 is not a generally accepted accounting principle (“GAAP”) financial measure, but we believe it is useful as a supplemental disclosure to the standardized measure of discounted future net cash flows presented in our consolidated financial statements.  To compute our standardized measure of discounted future net cash flows at December 31, 2012, we began with the PV-10 of our proved reserves and deducted the present value of estimated future income taxes of $330.8 million and net abandonment costs of $38.8 million, discounted at 10%.  At December 31, 2012, our standardized measure of discounted future net cash flows totaled $939.8 million.  While the standardized measure of discounted future net cash flows is dependent on the unique tax situation of each company, the PV-10 of proved reserves is based on prices and discount factors that are consistent for all companies and can be used within the industry and by securities analysts to evaluate proved reserves on a more comparable basis.

The following table summarizes certain information as of December 31, 2012 regarding our estimated proved reserves in each of our principal producing areas.

	Proved Reserves						PV-10 as a
		Natural Gas	Natural	Total Oil	Percent of	PV-10 of	Percentage of
	Oil (MBbls)	Liquids (MBbls)	Gas (MMcf)	Equivalents(a) (MBOE)	Total Oil Equivalent	Proved Reserves	Proved Reserves
						(In thousands)
Permian Basin Area:
Delaware Basin	14,618	4,249	20,651	22,309	29.6%	$325,810	24.9%
Other	25,955	4,345	64,727	41,087	54.5%	643,909	49.2%
Austin Chalk/Eagle Ford Shale	8,039	572	6,130	9,633	12.8%	301,140	23.0%
Other	507	16	10,828	2,328	3.1%	38,556	2.9%
Total	49,119	9,182	102,336	75,357	100.0%	$1,309,415	100.0%

(a)	Natural gas reserves have been converted to oil equivalents at the ratio of six Mcf of gas to one Bbl of oil.

The following table summarizes changes in our estimated proved reserves during 2012.

Proved
Reserves
(MBOE)
As of December 31, 2011	64,349
Extensions and discoveries	20,443
Purchases of minerals-in-place	3,504
Revisions	(6,615)
Sales of minerals-in-place	(725)
Production	(5,599)
As of December 31, 2012	75,357

Extensions and discoveries.  Extensions and discoveries in 2012 added 20,443 MBOE of proved reserves, replacing 365% of our 2012 production.  These additions resulted primarily from our Reeves County and Andrews County drilling programs in the Permian Basin.  Of the total reserve additions, proved developed reserves accounted for 5,975 MBOE, while the remaining 14,468 MBOE were proved undeveloped reserves.

Purchases of minerals-in-place.  In March 2012, we added 3,504 MBOE of proved reserves with the completion of the SWR Mergers.

Revisions.  Net downward revisions of 6,615 MBOE consisted of downward revisions of 4,339 MBOE related to performance and downward revisions of 2,276 MBOE related to pricing.  Downward price revisions of 2,276 MBOE were attributable to the effects of lower product prices on the estimated quantities of proved reserves.  Substantially all of the downward performance revisions were attributable to the Company's Andrews County Wolfberry drilling program.

 Sales of minerals-in-place.  In March 2012, SWR entered into a VPP with a third party and conveyed a term overriding royalty interest covering 725 MBOE of estimated future oil and gas production from certain properties to obtain funds to finance the SWR Mergers.

The following table summarizes changes in our estimated proved undeveloped reserves during 2012.

Proved
Undeveloped
Reserves
(MBOE)
As of December 31, 2011	25,085
Extensions and discoveries	14,468
Purchases of minerals-in-place	1,089
Revisions	(4,644)
Reclassified to proved developed	(3,994)
As of December 31, 2012	32,004

We added 14,468 MBOE of proved undeveloped reserves from extensions and discoveries related to Permian Basin and Giddings Area drilling locations, including 1,207 MBOE of upgrades from probable to proved undeveloped.  We had purchases of minerals-in-place of 1,089 MBOE in connection with the completion of the SWR Mergers.  Downward revisions of 4,644 MBOE resulted primarily from performance revisions of 3,351 MBOE and pricing revisions of 1,293 MBOE.  We also converted 3,994 MBOE of proved undeveloped reserves at December 31, 2012 to proved developed reserves during 2012 at a cost of approximately $126.4 million.  We expect to develop approximately 6.5% of our proved undeveloped reserves in 2013 at a cost of approximately $41.3 million.

Alternative pricing cases

In addition to the estimated proved reserves disclosed above in accordance with the commodities pricing required by the reserves rule (“SEC Case”), the following table compares certain information regarding our SEC proved reserves to a Futures Pricing Case.

	Proved Reserves
		Natural Gas	Natural	Total Oil
	Oil	Liquids	Gas	Equivalents(a)
Pricing Cases	(MBbls)	(MBbls)	(MMcf)	(MBOE)	PV-10
					(In thousands)
SEC Case	49,119	9,182	102,336	75,357	$1,309,415
Futures Pricing Case	45,632	8,673	101,845	71,279	$1,208,122

(a)	Natural gas reserves have been converted to oil equivalents at the ratio of six Mcf of gas to one Bbl of oil.

Futures Pricing Case.  The Futures Pricing Case discloses our estimated proved reserves using future market-based commodities prices instead of the average historical prices used in the SEC Case.  Under the Futures Pricing Case, we used futures prices, as quoted on the NYMEX on December 31, 2012, as benchmark prices for 2013 through 2017, and continued to use the 2017 futures price for all subsequent years.  These benchmark prices were further adjusted for quality, energy content, transportation fees and other price differentials specific to our properties, resulting in an average adjusted price of $84.23 per Bbl of oil, $40.68 per Bbl of NGL and $5.97 per Mcf of natural gas over the remaining life of the proved reserves.

Reserve estimation procedures

Overview

We have established a system of internal controls over our reserve estimation process, which we believe provides us reasonable assurance that reserve estimates have been prepared in accordance with SEC and Financial Accounting Standards Board (“FASB”) standards.  These controls include oversight by trained technical personnel employed by us and by the use of qualified independent petroleum engineers to evaluate our proved reserves on an annual basis.  Substantially all of our estimated proved reserves as of December 31, 2012 were derived from engineering evaluation reports prepared by Williamson Petroleum Consultants, Inc. (“Williamson”) and Ryder Scott Company, L.P. (“Ryder Scott”).  Of our total SEC Case estimated proved reserves, Williamson evaluated 71.9% and Ryder Scott evaluated 28% on a BOE basis.

Qualifications of technical manager and consultants

Ronald D. Gasser, our Vice President — Engineering, is the person within our Company who is primarily responsible for overseeing the preparation of the reserve estimates.  Mr. Gasser joined our Company in 2002 as a Senior Engineer working on acquisitions/divestitures and special projects, became Engineering Manager in 2006 and was promoted to his current position as Vice President — Engineering in October 2012.  Mr. Gasser has 30 years experience as a petroleum engineer, including 27 years directly involved in the estimation and evaluation of oil and gas reserves.  Mr. Gasser holds a Bachelor of Science degree in Petroleum Engineering from Texas Tech University.  He is a Registered Professional Engineer in the State of Texas and is a member of the Society of Petroleum Engineers.

Williamson is an independent petroleum engineering consulting firm registered in the State of Texas, and John D. Savage, Executive Vice President — Engineering Manager of Williamson, is the technical person primarily responsible for evaluating the proved reserves covered by its report.  Mr. Savage has 31 years experience in evaluating oil and gas reserves, including 29 years experience as a consulting reservoir engineer.  Mr. Savage holds a Bachelor of Science degree in Petroleum Engineering from Texas A&M University.  He is a Registered Professional Engineer in the State of Texas and is a member of the Society of Petroleum Engineers and the Society of Independent Professional Earth Scientists.

Ryder Scott is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over 70 years.  William K. Fry, Vice President of Ryder Scott, is the technical person primarily responsible for evaluating the proved reserves covered by its report.  Mr. Fry has over 30 years of experience in the estimation and evaluation of petroleum reserves.  Mr. Fry holds a Bachelor of Science degree in Mechanical Engineering from Kansas State University.  He is a Registered Professional Engineer in the State of Texas.

Technology used to establish proved reserves

Under current SEC standards, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and governmental regulations.  The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate.  Reasonable certainty can be established using techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty.  "Reliable technology" is a grouping of one or more technologies (including computational methods) that has been field tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

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

Virtually all of our additions to proved reserves in 2012 were derived from wells drilled in the Permian Basin and the Giddings Area.  A significant amount of technological data is available in these areas, which allows us to estimate with reasonable certainty the proved reserves and production decline rates attributable to most of our reserve additions through analogy to historical performance from wells in the same reservoirs.  None of our additions to proved reserves for 2012 were estimated solely on volumetric calculations.

Processes and controls

Mr. Gasser and his engineering staff maintain a reserves database covering substantially all of our oil and gas properties utilizing Aries™, a widely used reserves and economics software package licensed by a unit of Halliburton Company.  Some of our properties are not evaluated since they are individually and collectively insignificant to our total proved reserves and related PV-10.  Our engineering staff assimilates all technological and operational data necessary to evaluate our reserves and updates the reserves database throughout the year.  Technological data is described above under “Technology used to establish proved reserves.”  Operational data includes ownership interests, product prices, operating expenses and future development costs.

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

Although we believe that the estimates of reserves prepared by our engineering staff have been prepared in accordance with professional engineering standards consistent with SEC and FASB guidelines, we engage independent petroleum engineering consultants to prepare annual evaluations of our estimated reserves.  After Mr. Gasser and our engineering staff have made an internal evaluation of our estimated reserves, we provide copies of the Aries™ reserves database to Ryder Scott as it relates to properties owned by SWR, one of our wholly owned subsidiaries, and to Williamson as it relates to properties owned by CWEI and Warrior Gas Company, another of our wholly owned subsidiaries.  In addition, we provide to the consultants for their analysis all pertinent data needed to properly evaluate our reserves.  The services provided by Williamson and Ryder Scott are not audits of our reserves but instead consist of complete engineering evaluations of the respective properties.  For more information about the evaluations performed by Williamson and Ryder Scott, see copies of their respective reports filed as exhibits to this Form 10-K.

Both Williamson and Ryder Scott use the Aries™ reserves database that we provide to them as a starting point for their evaluations.  This process reduces the risk of errors that can result from data input and also results in significant cost savings to us.  The petroleum engineering consultants generally rely on the technical and operational data provided to them without independent verification; however, in the course of their evaluation, if any issue comes to their attention that questions the validity or sufficiency of that data, the consultants will not rely on the questionable data until they have resolved the issue to their satisfaction.  The consultants analyze each production decline curve to determine if they agree with our interpretation of the underlying technical data.  If they arrive at a different conclusion, the consultants revise the estimates in the database to reflect their own interpretations.

After Williamson and Ryder Scott complete their respective evaluations, they return a modified Aries™ reserves database to our engineering staff for review.  Mr. Gasser identifies all material variances between our initial estimates and those of the consultants and discusses the variances with Williamson or Ryder Scott, as applicable, in order to resolve the discrepancies.  If any variances relate to inaccurate or incomplete data, corrected or additional data is provided to the consultants and the related estimates are revised.  When variances are caused solely by judgment differences between Mr. Gasser and the consultants, we accept the estimates of the consultants.

The final reserve estimates are then analyzed by our financial accounting group under the direction of Michael L. Pollard, our Senior Vice President and Chief Financial Officer.  The group reconciles changes in reserve estimates during the year by source, consisting of changes due to extensions and discoveries, purchases/sales of minerals-in-place, revisions of previous estimates and production.  Revisions of previous estimates are further analyzed by changes related to pricing and changes related to performance.  All material fluctuations in reserve quantities identified through this analysis are discussed with Mr. Gasser.  Although unlikely, if an error in the estimated reserves is discovered through this review process, Mr. Gasser will submit the facts related to the error to the appropriate consultant for correction prior to the public release of the estimated reserves.

Other information concerning our proved reserves

The accuracy of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data, the precision of the engineering and geological interpretation and judgment.  The estimates of reserves, future cash flows and PV-10 are based on various assumptions and are inherently imprecise.  Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.  Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject.

Since January 1, 2009, we have not filed an estimate of our net proved oil and gas reserves with any federal authority or agency other than the SEC.

Delivery Commitments

As of December 31, 2012, we had no commitments to provide fixed and determinable quantities of oil or natural gas in the near future under contracts or agreements, other than through customary marketing arrangements which require us to nominate estimated volumes of natural gas production for sale during periods of one month or less.

Exploration and Development Activities

We drilled, or participated in the drilling of, the following numbers of wells during the periods indicated.

	Year Ended December 31,
	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
	(Excludes wells in progress at the end of any period)
Development Wells:
Oil	135	87.3	156	111.6	136	110.7
Gas	—	—	3	0.2	1	0.5
Dry	5	5.0	—	—	3	1.3
Total	140	92.3	159	111.8	140	112.5
Exploratory Wells:
Oil	5	3.8	5	1.4	2	2.0
Gas	—	—	2	0.7	—	—
Dry	1	0.5	3	1.5	2	0.5
Total	6	4.3	10	3.6	4	2.5
Total Wells:
Oil	140	91.1	161	113.0	138	112.7
Gas	—	—	5	0.9	1	0.5
Dry	6	5.5	3	1.5	5	1.8
Total	146	96.6	169	115.4	144	115.0

The information contained in the foregoing table should not be considered indicative of future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by us.

Productive Well Summary

The following table sets forth certain information regarding our ownership, as of December 31, 2012, of productive wells in the areas indicated.

	Oil		Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Permian Basin Area:
Delaware Basin	76	63.3	—	—	76	63.3
Other	2,350	1,270.5	148	79.1	2,498	1,349.6
Austin Chalk/Eagle Ford Shale	349	282.4	21	12.4	370	294.8
Other	32	12.7	55	28.6	87	41.3
Total	2,807	1,628.9	224	120.1	3,031	1,749.0

Volumes, Prices and Production Costs

All of our oil and gas properties are located in one geographical area, specifically the United States.  The following table sets forth certain information regarding the production volumes of, average sales prices received from, and average production costs associated with all of our sales of oil and gas production for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
Oil and Gas Production Data:
Oil (MBbls)	3,821	3,727	3,375
Gas (MMcf)	8,072	8,594	10,750
Natural gas liquids (MBbls)	433	275	292
Total (MBOE)	5,599	5,434	5,459
Average Realized Prices(a):
Oil ($/Bbl)	$90.97	$92.43	$76.44
Gas ($/Mcf)	$3.59	$5.30	$5.17
Natural gas liquids ($/Bbl)	$38.95	$53.37	$42.47
Average Production Costs:
Production ($/MBOE)(b)	$16.69	$13.07	$10.71

(a)	No derivatives were designated as cash flow hedges in the table above. All gains or losses on settled derivatives were included in other income (expense) - gain (loss) on derivatives.

(b)	Excludes property taxes and severance taxes.

Only two fields, the Spraberry Trend field and the Wolfbone Trend field in the Permian Basin, accounted for 15% or more of our total proved reserves (on a BOE basis) as of December 31, 2012.  The following table discloses our oil, gas and natural gas liquids production from these fields for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
Oil and Gas Production Data:
Spraberry Trend Field
Oil (MBbls)	814	972	671
Gas (MMcf)	746	355	304
Natural gas liquids (MBbls)	162	97	94
Total (MBOE)	1,100	1,128	816
Wolfbone Trend Field
Oil (MBbls)	610	83	—
Gas (MMcf)	334	16	8
Natural gas liquids (MBbls)	63	—	—
Total (MBOE)	729	86	1

Development, Exploration and Acquisition Expenditures

The following table sets forth certain information regarding the costs we incurred in our development, exploration and acquisition activities during the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Property Acquisitions:
Proved	$41,098	$—	$9,556
Unproved	72,235	61,236	29,680
Developmental Costs	349,972	328,418	238,197
Exploratory Costs	10,898	27,425	7,528
Total	$474,203	$417,079	$284,961

Acreage

The following table sets forth certain information regarding our developed and undeveloped leasehold acreage as of December 31, 2012 in the areas indicated.  This table excludes options to acquire leases and acreage in which our interest is limited to royalty, overriding royalty and similar interests.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Permian Basin	141,888	70,642	523,244	208,434	665,132	279,076
Giddings Area	153,361	137,114	128,096	108,271	281,457	245,385
Other(a)	19,448	9,155	299,888	154,657	319,336	163,812
Total	314,697	216,911	951,228	471,362	1,265,925	688,273

(a)
Net undeveloped acres are attributable to the following areas:  Utah — 44,850; Colorado — 29,804; Alabama — 17,155; Louisiana — 11,503; Oklahoma — 8,962; Nevada — 8,535; Mississippi — 6,347; and Other — 27,501.

The following table sets forth expiration dates of the leases of our gross and net undeveloped acres as of December 31, 2012.

	Acres Expiring(a)
	2013		2014		2015
	Gross	Net	Gross	Net	Gross	Net
Permian Basin	39,766	28,177	58,175	31,734	45,227	19,821
Giddings Area	43,702	40,069	28,841	27,404	17,716	15,303
Other	21,942	13,280	20,255	11,012	37,777	17,661
	105,410	81,526	107,271	70,150	100,720	52,785

(a)	Acres expiring are based on contractual lease maturities. We may extend the leases prior to their expiration based upon planned activities or for other business activities.

Desta Drilling

Through Desta Drilling, we currently operate 14 drilling rigs, two of which we lease under long-term contracts.  The Desta Drilling rigs are primarily reserved for our use, but are available to conduct contract drilling operations for third parties from time to time.  As of February 25, 2013, we were using four of our rigs to drill wells in our developmental drilling programs, four rigs were working for third parties and the remaining six rigs were idle.

Offices

We lease from a related partnership approximately 89,000 square feet of office space in Midland, Texas for our corporate headquarters.  We also lease approximately 7,600 square feet of office space in Houston, Texas and 1,400 square feet in College Station, Texas from unaffiliated third parties.

Item 3 -          Legal Proceedings

We are currently the defendant in a lawsuit where the plaintiffs are suing for the cost of remediating a lease on which operations were commenced in the 1930s. We were brought into the suit as the successor through a series of mergers to an earlier lessee, and never owned or operated the lease. The portion of the lease in our chain of title is 40 acres, and the lands subject to plaintiffs' claims are less than 3 acres. The plaintiffs contend that the cost to remediate the surface could be as much as $8 million. We have undertaken certain remediation operations which we believe will substantially reduce any potential exposure. We strongly deny liability and will vigorously defend the suit. We believe that it is reasonably possible that these claims will ultimately be held to be time barred. This case is scheduled for trial in June 2013.

We are also a defendant in several other lawsuits that have arisen in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect any of these to have a material adverse effect on our consolidated financial condition or results of operations.

Item 4 -          Mine Safety Disclosures

Not applicable.

PART II

Item 5 -                             Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our Common Stock is quoted on the Nasdaq Stock Market’s Global Market under the symbol “CWEI.”  As of February 14, 2013, there were approximately 3,137 beneficial stockholders as reflected in security position listings.  The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock, as reported on the Nasdaq Stock Market’s Global Market:

	High	Low
Year Ended December 31, 2012:
Fourth Quarter	$53.02	$35.32
Third Quarter	61.09	39.09
Second Quarter	81.98	41.05
First Quarter	98.17	73.04
Year Ended December 31, 2011:
Fourth Quarter	$85.83	$34.50
Third Quarter	76.01	42.73
Second Quarter	109.45	53.55
First Quarter	106.60	75.55

The closing price of our Common Stock at March 4, 2013 was $35.67 per share.

Dividend Policy

We have never paid any cash dividends on our Common Stock, and our Board does not currently anticipate paying any cash dividends to our stockholders in the foreseeable future.  In addition, the terms of our revolving credit facility and the Indenture restrict the payment of cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

For information concerning shares available for issuance under equity compensation plans, see Part III “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," which is to be incorporated by reference to our definitive proxy statement relating to the 2013 Annual Meeting of Stockholders.

Item 6 -          Selected Financial Data

The following table sets forth selected consolidated financial data for CWEI as of the dates and for the periods indicated.  The consolidated financial data for each of the years in the five-year period ended December 31, 2012 was derived from our audited consolidated financial statements.  The data set forth in this table should be read in conjunction with Part II “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying consolidated financial statements, including the notes thereto.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share)
Statement of Operations Data:
Revenues:
Oil and gas sales	$403,143	$405,216	$326,320	$242,338	$463,964
Midstream services	1,974	1,408	1,631	6,146	10,926
Drilling rig services	15,858	4,060	—	6,681	46,124
Other operating revenues	2,077	15,744	3,680	796	44,503
Total revenues	423,052	426,428	331,631	255,961	565,517
Costs and expenses:
Production	124,950	101,099	83,146	76,288	89,054
Exploration:
Abandonment and impairments	4,222	20,840	9,074	78,798	80,112
Seismic and other	11,591	5,363	6,046	8,189	22,685
Midstream services	1,228	1,039	1,209	5,348	10,060
Drilling rig services	17,423	5,064	1,198	10,848	37,789
Depreciation, depletion and amortization	142,687	104,880	101,145	129,658	120,542
Impairment of property and equipment	5,944	10,355	11,908	59,140	12,882
Accretion of asset retirement obligations	3,696	2,757	2,623	3,120	2,355
General and administrative	30,485	41,560	35,588	20,715	25,635
Other operating expenses	1,033	1,666	1,750	5,282	2,122
Total costs and expenses	343,259	294,623	253,687	397,386	403,236
Operating income (loss)	79,793	131,805	77,944	(141,425)	162,281
Other income (expense):
Interest expense	(38,664)	(32,919)	(24,402)	(23,758)	(24,994)
Loss on early extinguishment of long-term debt	—	(5,501)	—	—	—
Gain (loss) on derivatives	14,448	47,027	722	(17,416)	74,743
Other income	1,534	5,553	3,308	2,543	6,539
Total other income (expense)	(22,682)	14,160	(20,372)	(38,631)	56,288
Income (loss) before income taxes	57,111	145,965	57,572	(180,056)	218,569
Income tax (expense) benefit	(22,008)	(52,142)	(20,634)	64,096	(77,327)
NET INCOME (LOSS)	35,103	93,823	36,938	(115,960)	141,242
Less income attributable to noncontrolling interest, net of tax	—	—	—	(1,455)	(708)
NET INCOME (LOSS) attributable to Clayton Williams Energy, Inc.	$35,103	$93,823	$36,938	$(117,415)	$140,534
Net income (loss) per common share attributable to Clayton Williams Energy, Inc. stockholders:
Basic	$2.89	$7.72	$3.04	$(9.67)	$11.78
Diluted	$2.89	$7.71	$3.04	$(9.67)	$11.67
Weighted average common shares outstanding:
Basic	12,164	12,161	12,148	12,138	11,932
Diluted	12,164	12,162	12,148	12,138	12,039
Other Data:
Net cash provided by operating activities	$189,222	$280,047	$208,251	$104,711	$381,980

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Working capital (deficit)	$3,556	$(13,287)	$(19,899)	$19,324	$2,607
Total assets	1,574,584	1,226,271	890,917	784,604	943,409
Long-term debt	809,585	529,535	385,000	395,000	347,225
Stockholders’ equity	378,616	343,501	249,452	212,275	320,276

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

Overview

Throughout 2012, we continued our developmental drilling in two primary oil-prone regions, the Permian Basin and Giddings Area, where we have a significant inventory of developmental drilling opportunities.  We currently have two of our drilling rigs working in Reeves County, Texas drilling Wolfbone wells.  We spent approximately $273.6 million in the Wolfbone area in Reeves County in 2012 on drilling, completion and leasing activities and currently plan to spend approximately $87.2 million in this area in 2013.  We currently have one of our drilling rigs working in Andrews County, Texas drilling Wolfberry wells.  We spent approximately $59.6 million related primarily to drilling and completing Wolfberry wells in Andrews County in 2012 and currently plan to spend approximately $20 million in this area in 2013.

We are continuing to exploit our extensive acreage position in the Giddings Area of East Central Texas.  While most of our drilling activities have been directed toward infill drilling of horizontal wells in the Austin Chalk formation, this area is also known for its reserve potential from other formations such as the Eagle Ford Shale, Buda, Georgetown, Cotton Valley, Deep Bossier and Taylor formations.  In 2012, we spent approximately $40.2 million on Austin Chalk/Eagle Ford Shale drilling and leasing activities.  Since July 2011, we have drilled six horizontal Eagle Ford Shale wells: the Hosek Unit #1, the Ortmann Unit #1 and the Kutac Unit #1 in Wilson County, the Balcar Unit #1 in Lee County, the Scasta Unit #2 in Brazos County and the Sarah Ferrara E Unit #1 in Robertson County. We are currently working one of our drilling rigs in this area to drill horizontal wells in the Eagle Ford Shale and currently plan to spend approximately $71.3 million on drilling and completion costs and $20 million on leasing activities in 2013.

Over the past two years, we have invested more than $800 million in the Permian Basin and the Giddings Area. We outspent our cash flow by approximately $460 million, and increased our total debt by $425 million from December 31, 2010 to December 31, 2012. During 2013, we plan to take steps to reduce debt and achieve a sustainable balance between future capital expenditures and capital resources by reducing capital spending from $436.8 million in 2012 to $225.6 million in 2013, offering our Andrews County Wolfberry assets for sale and seeking a joint venture partner in Reeves County.

Key Factors to Consider

The following summarizes the key factors considered by management in the review of our financial condition and operating performance for 2012 and the outlook for 2013.

•
Our oil and gas sales, excluding amortized deferred revenues, decreased $10.4 million, or 3%, from 2011.  Price variances accounted for a decrease of $25.6 million and production variances accounted for a $15.2 million increase. Oil and gas sales in 2012 also includes $8.3 million of amortized deferred revenue attributable to the VPP granted effective March 1, 2012 to finance the merger consideration payable in connection with the mergers of each of 24 limited partnerships of which SWR was the general partner into SWR ("SWR Mergers").

•
Our oil production increased 3% compared to 2011 while gas production declined 6%.  Our combined oil and gas production for 2012 increased 3% on a BOE basis compared to 2011. The increase in oil production and the decline in gas production are indicative of our current emphasis on the development of oil reserves in the Permian Basin.

•
Production costs increased 24% from $101.1 million in 2011 to $125 million in 2012 due to a combination of an increase in the number of producing wells, higher costs of field services, including salt water disposal costs, and higher property taxes on Texas properties resulting from rising appraisal values.

•
We recorded a $14.4 million net gain on derivatives in 2012, consisting of a $17.8 million non-cash unrealized gain for changes in mark-to-market valuations and a $3.4 million realized loss on settled contracts.  For fiscal 2011, we recorded a $47 million net gain on derivatives, consisting of a $4.5 million non-cash unrealized gain for changes in mark-to-market valuations and a $42.5 million realized gain on settled contracts.  Cash settlements in 2011 included $50 million from the early termination of contracts covering oil production for 2012 and 2013. Since we do not presently designate our derivatives as cash flow hedges under applicable accounting standards, we recognize the full effect of changing prices on mark-to-market valuations as a current charge or credit to our results of operations.

•
Depreciation, depletion and amortization expense increased 36% to $142.7 million in 2012 versus $104.9 million in 2011 due primarily to a 27% increase in the average depletion rate per BOE of production. Most of the increase in depletion rate related to downward revisions in proved reserves in the Company's Andrews County Wolfberry play.

•
Interest expense increased to $38.7 million in 2012 from $32.9 million in 2011 due primarily to the increase in our revolving credit facility from an average daily principal balance of $113.4 million in 2011 to $349.1 million in 2012.

•
General and administrative (“G&A”) expenses for 2012 were $30.5 million compared to $41.6 million in 2011.  Non-cash employee compensation from incentive compensation plans accounted for a credit to expense of $404,000 in 2012 versus $12.9 million expense in 2011.  G&A expenses, excluding non-cash employee compensation expense, increased to $30.9 million in 2012 versus $28.7 million in 2011. The 2012 period included $2 million of non-recurring donations to charitable and 527 organizations.

•
Our estimated proved oil and gas reserves at December 31, 2012 increased 17% to 75,357 MBOE from 64,349 MBOE at December 31, 2011.  We replaced 365% of our oil and gas production in 2012 through extensions and discoveries of 20,443 MBOE , had purchases of minerals-in-place of 3,504 MBOE, had downward net revisions of 6,615 MBOE, and had sales of minerals-in-place of 725 MBOE (see Part I “Item 2 — Properties — Reserves”).

Proved Oil and Gas Reserves

The following table summarizes changes in our estimated proved reserves during 2012.

Proved
Reserves
(MBOE)
As of December 31, 2011	64,349
Extensions and discoveries	20,443
Purchases of minerals-in-place	3,504
Revisions	(6,615)
Sales of minerals-in-place	(725)
Production	(5,599)
As of December 31, 2012	75,357

Extensions and discoveries.  Extensions and discoveries in 2012 added 20,443 MBOE of proved reserves, replacing 365% of our 2012 production.  These additions resulted primarily from our Reeves County and Andrews County drilling programs in the Permian Basin.  Of the total reserve additions, proved developed reserves accounted for 5,975 MBOE, while the remaining 14,468 MBOE were proved undeveloped reserves.

 Purchases of minerals-in-place.  In March 2012, we added 3,504 MBOE of proved reserves with the completion of the SWR Mergers.

Revisions.  Net downward revisions of 6,615 MBOE consisted of downward revisions of 4,339 MBOE related to performance and downward revisions of 2,276 MBOE related to pricing.  Downward price revisions of 2,276 MBOE were attributable to the effects of lower product prices on the estimated quantities of proved reserves.  Substantially all of the downward performance revisions were attributable to the Company's Andrews County Wolfberry drilling program.

Sales of minerals-in-place.  In March 2012, SWR entered into a VPP with a third party and conveyed a term overriding royalty interest covering 725 MBOE of estimated future oil and gas production from certain properties to obtain funds to finance the SWR Mergers.

The following table summarizes changes in our estimated proved undeveloped reserves during 2012.

Proved
Undeveloped
Reserves
(MBOE)
As of December 31, 2011	25,085
Extensions and discoveries	14,468
Purchases of minerals-in-place	1,089
Revisions	(4,644)
Reclassified to proved developed	(3,994)
As of December 31, 2012	32,004

We added 14,468 MBOE of proved undeveloped reserves from extensions and discoveries related to Permian Basin and Giddings Area drilling locations, including 1,207 MBOE of upgrades from probable to proved undeveloped.  We had purchases of minerals-in-place of 1,089 MBOE in connection with the completion of the SWR Mergers. Downward revisions of 4,644 MBOE resulted primarily from performance revisions of 3,351 MBOE and pricing revisions of 1,293 MBOE.  We also converted 3,994 MBOE of proved undeveloped reserves at December 31, 2012 to proved developed reserves during 2012 at a cost of approximately $126.4 million.  We expect to develop approximately 6.5% of our proved undeveloped reserves in 2013 at a cost of approximately $41.3 million.

Supplemental Information

The following unaudited information is intended to supplement the consolidated financial statements included in this Form 10-K with data that is not readily available from those statements.

	As of or for the Year Ended December 31,
	2012	2011	2010
Oil and Gas Production Data:
Oil (MBbls)	3,821	3,727	3,375
Gas (MMcf)	8,072	8,594	10,750
Natural gas liquids (MBbls)	433	275	292
Total (MBOE)	5,599	5,434	5,459
Average Realized Prices (a) (b):
Oil ($/Bbl)	$90.97	$92.43	$76.44
Gas ($/Mcf)	$3.59	$5.30	$5.17
Natural gas liquids ($/Bbl)	$38.95	$53.37	$42.47
Gain (Loss) on Settled Derivative Contracts(b):
($ in thousands, except per unit)
Oil: Net realized gain (loss)	$(3,410)	$23,354	$(7,685)
Per unit produced ($/Bbl)	$(0.89)	$6.27	$(2.28)
Gas: Net realized gain	$—	$19,167	$17,560
Per unit produced ($/Mcf)	$—	$2.23	$1.63

	As of or for the Year Ended December 31,
	2012	2011	2010
Average Daily Production:
Oil (Bbls):
Permian Basin Area:
Delaware Basin	1,656	202	—
Other	5,369	6,060	5,601
Austin Chalk/Eagle Ford Shale	3,074	3,477	2,944
Other	341	472	702
Total	10,440	10,211	9,247
Gas (Mcf):
Permian Basin Area:
Delaware Basin	910	—	—
Other	12,560	12,304	13,668
Austin Chalk/Eagle Ford Shale	2,034	2,142	2,179
Other	6,551	9,099	13,605
Total	22,055	23,545	29,452
Natural Gas Liquids (Bbls):
Permian Basin Area:
Delaware Basin	168	—	—
Other	693	461	440
Austin Chalk/Eagle Ford Shale	267	212	237
Other	55	80	123
Total	1,183	753	800
Total Proved Reserves:
Oil (MBbls)	49,119	44,919	34,379
Natural gas liquids (MBbls)	9,182	4,617	3,436
Gas (MMcf)	102,336	88,876	79,497
Total (MBOE)	75,357	64,349	51,065
Standardized measure of discounted future net cash flows	$939,831	$938,513	$684,438
Total Proved Reserves by Area:
Oil (MBbls):
Permian Basin Area:
Delaware Basin	14,618	7,519	—
Other	25,955	28,226	24,769
Austin Chalk/Eagle Ford Shale	8,039	8,669	9,031
Other	507	505	579
Total	49,119	44,919	34,379
Natural Gas Liquids (MBbls):
Permian Basin Area:
Delaware Basin	4,249	—	—
Other	4,345	4,016	2,859
Austin Chalk/Eagle Ford Shale	572	545	521
Other	16	56	56
Total	9,182	4,617	3,436

	As of or for the Year Ended December 31,
	2012	2011	2010
Gas (MMcf):
Permian Basin Area:
Delaware Basin	20,651	6,887	—
Other	64,727	62,549	59,549
Austin Chalk/Eagle Ford Shale	6,130	6,271	5,620
Other	10,828	13,169	14,328
Total	102,336	88,876	79,497
Total Oil Equivalent (MBOE):
Permian Basin Area:
Delaware Basin	22,309	8,667	—
Other	41,087	42,667	37,553
Austin Chalk/Eagle Ford Shale	9,633	10,259	10,489
Other	2,328	2,756	3,023
Total	75,357	64,349	51,065
Exploration Costs (in thousands):
Abandonment and impairment costs:
South Louisiana	$1,918	$2,105	$1,261
Permian Basin	453	673	18
Deep Bossier	1,323	16,771	2,522
Other	528	1,291	5,273
Total	4,222	20,840	9,074
Seismic and other	11,591	5,363	6,046
Total exploration costs	$15,813	$26,203	$15,120
Oil and Gas Costs ($/BOE Produced):
Production costs	$22.32	$18.60	$15.23
Production costs (excluding production taxes)	$18.70	$14.79	$12.03
Oil and gas depletion	$23.84	$18.72	$18.09
General and Administrative Expenses (in thousands):
Excluding non-cash employee compensation	$30,889	$28,694	$21,690
Non-cash employee compensation (c)	(404)	12,866	13,898
Total	$30,485	$41,560	$35,588
Net Wells Drilled(d):
Developmental wells	92.3	111.8	112.5
Exploratory wells	4.3	3.6	2.5

(a)
Oil and gas sales for 2012 includes $8.3 million for the year ended December 31, 2012 of amortized deferred revenue attributable to the VPP granted effective March 1, 2012. The calculation of average realized sales prices for 2012 excludes production of 109,733 barrels of oil and 49,558 Mcf of gas for the year ended December 31, 2012 associated with the VPP.

(b)	No derivatives were designated as cash flow hedges in the table above. All gains or losses on settled derivatives were included in other income (expense) - gain (loss) on derivatives.

(c)	Non-cash employee compensation relates to the Company’s non-equity award plans.

(d)	Excludes wells being drilled or completed at the end of each period.

Operating Results

2012 Compared to 2011

The following discussion compares our results for the year ended December 31, 2012 to the year ended December 31, 2011.  Unless otherwise indicated, references to 2012 and 2011 within this section refer to the respective annual periods.

Oil and gas operating results

Oil and gas sales, excluding amortized deferred revenues, decreased $10.4 million, or 3% in 2012, from 2011.  Price variances accounted for $25.6 million of the decrease and production variances accounted for a $15.2 million increase.  Oil and gas sales in 2012 also includes $8.3 million of amortized deferred revenue attributable to the VPP granted effective March 1, 2012 in connection with the SWR Mergers. Combined oil and gas production in 2012 (on a BOE basis) increased 3% compared to 2011. Our production mix continued to move favorably from 74% oil and NGL in 2011 to 76% in 2012.  Oil production increased 3% in 2012 from 2011 while gas production decreased 6% in 2012 from 2011.  Most of the decrease in gas production from 2011 levels was attributed to normal production declines from existing wells.  In 2012, our realized oil price was 2% lower than 2011, and our realized gas price was 32% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, increased 24% to $125 million in 2012 as compared to $101.1 million in 2011.  The increase in production costs was due to a combination of an increase in the number of producing wells, higher costs of field services, including salt water disposal costs, and higher property taxes on Texas properties resulting from rising appraisal values.

Oil and gas depletion expense increased $31.8 million from 2011 to 2012 due to a $28.7 million increase related to rate variances and a $3.1 million increase due to production variances.  Most of the increase in the depletion rate related to downward revisions in proved reserves in our Andrews County Wolfberry play. On a BOE basis, depletion expense increased 27% to $23.84 per BOE in 2012 from $18.72 per BOE in 2011.  Depletion expense per BOE of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration and development activities result in higher finding costs.

We recorded a provision for impairment of property and equipment of $5.9 million during 2012 for certain non-core oil and gas properties in the Permian Basin and other non-core areas to reduce the carrying value of those properties to their estimated fair value.  During 2011, we recorded a $10.4 million impairment of property and equipment for certain non-core oil and gas properties in the Permian Basin and other non-core areas to reduce the carrying value of those properties to their estimated fair value.

Exploration costs

We follow the successful efforts method of accounting; therefore, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2012, we charged to expense $15.8 million of exploration costs, as compared to $26.2 million in 2011.

Contract drilling services

We primarily utilize drilling rigs owned by our subsidiary, Desta Drilling, to drill wells in our exploration and development activities.  Drilling services revenues received by Desta Drilling, along with the related drilling services costs pertaining to the net interest owned by CWEI, have been eliminated in our consolidated statements of operations and comprehensive income (loss). Drilling services costs related to external customers were $17.4 million in 2012 compared to $5.1 million in 2011.

General and Administrative

G&A expenses decreased $11.1 million from $41.6 million in 2011 to $30.5 million in 2012.  Non-cash employee compensation expense related to non-equity incentive plans was a credit to expense of $404,000 in 2012 compared to $12.9 million expense in 2011.  Lower commodity prices in 2012 resulted in a decrease in estimated future compensation expense from these plans, causing a partial reversal of previously accrued compensation expense. Excluding employee compensation related to non-equity incentive plans, G&A expenses increased from $28.7 million in 2011 to $30.9 million in 2012. The 2012 period included $2 million of non-recurring donations to charitable and 527 organizations.

Interest expense

Interest expense increased 17% from $32.9 million in 2011 to $38.7 million in 2012. Interest expense associated with our revolving credit facility increased by $6.3 million due primarily to an increase in borrowings, which increased from an average daily principal balance of $113.4 million in 2011 compared to $349.1 million in 2012.

Loss on early extinguishment of long-term debt

In 2011, we redeemed $225 million in aggregate principal amount of 7¾% Senior Notes due 2013 (the “2013 Senior Notes”) in a tender offer and recorded a $5.5 million loss on early extinguishment of long-term debt consisting of a $2.8 million premium and a $2.7 million write-off of debt issuance costs.

Gain/loss on derivatives

We did not designate any derivative contracts in 2012 or 2011 as cash flow hedges; therefore, all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  In 2012, we reported a $14.4 million net gain on derivatives, consisting of a $17.8 million non-cash unrealized gain to mark our derivative positions to their fair value at December 31, 2012 and a $3.4 million realized loss on settled contracts.  In 2011, we reported a $47 million net gain on derivatives, consisting of a $4.5 million non-cash unrealized gain to mark our derivative positions to their fair value at December 31, 2011 and a $42.5 million realized gain on settled contracts.  Cash settlements in 2011 included $50 million from the early termination of contracts covering oil production for 2012 and 2013. Because oil and gas prices are volatile, and because we do not account for our derivatives as cash flow hedges, the effect of mark-to-market valuations on our gain/loss on derivatives can cause significant volatility in our results of operations.

Gain/loss on sales of assets and impairment of inventory

We recorded a net gain of $463,000 on sales of assets and impairment of inventory in 2012 compared to a net gain of $14.1 million in 2011.  The 2011 gain related primarily to the sale of our two 2,000 horsepower drilling rigs and related equipment for a $13.2 million gain.

Income tax expense

Our estimated effective income tax rate in 2012 of 38.5% differed from the statutory federal rate of 35% due primarily to increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

2011 Compared to 2010

The following discussion compares our results for the year ended December 31, 2011 to the year ended December 31, 2010.  Unless otherwise indicated, references to 2011 and 2010 within this section refer to the respective annual periods.

Oil and gas operating results

Oil and gas sales in 2011 increased $78.9 million, or 24%, from 2010.  Price variances accounted for an increase of $63.8 million while production variances accounted for the remaining $15.1 million increase.  Although production in 2011 (on a BOE basis) remained constant compared to 2010 our production mix continued to move favorably from 67% oil and NGL in 2010 to 74% in 2011.  Oil production increased 10% in 2011 from 2010 while gas production decreased 20% in 2011 from 2010.  Most of the decrease in gas production from 2010 levels was attributed to a combination of normal production declines from existing wells and the loss of production related to the sale of certain properties in North Louisiana in June 2010.  In 2011, our realized oil price was 21% higher than 2010, and our realized gas price was 3% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

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

Interest expense

Interest expense increased 35% from $24.4 million in 2010 to $32.9 million in 2011 primarily due to a $21.6 million increase in interest expense related to the issuances in March and April 2011 of $350 million of our 2019 Senior Notes, which was partially offset by a $12.1 million decrease as a result of our redemption of $143.2 million of our 2013 Senior Notes in March 2011 and the remaining $81.8 million of 2013 Senior Notes in August 2011.  Interest expense associated with our revolving credit facility declined by $2 million due primarily to decreased borrowings, which declined from an average daily principal balance of $171.3 million in 2010 compared to $113.4 million in 2011.

Loss on early extinguishment of long-term debt

In 2011, we redeemed $225 million in aggregate principal amount of 2013 Senior Notes in a tender offer in March 2011 and called the remaining balance of the 2013 Senior Notes in August 2011.  We recorded a $5.5 million loss on early extinguishment of long-term debt consisting of a $2.8 million premium and a $2.7 million write-off of debt issuance costs.

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

Liquidity and Capital Resources

Our primary financial resource is our base of oil and gas reserves.  We pledge our producing oil and gas properties to a syndicate of banks led by JPMorgan Chase Bank, N.A. to secure our revolving credit facility.  The banks establish a borrowing base, in part, by making an estimate of the collateral value of our oil and gas properties.  We borrow funds on our revolving credit facility as needed to supplement our operating cash flow as a financing source for our capital expenditure program.  Our ability to fund our capital expenditure program is dependent upon the level of product prices and the success of our exploration program in replacing our existing oil and gas reserves.  If product prices decrease, our operating cash flow may decrease and the banks may require additional collateral or reduce our borrowing base, thus reducing funds available to fund our capital expenditure program.  However, we may mitigate the effects of product prices on cash flow through the use of commodity derivatives.

At December 31, 2012, we had $460 million of borrowings outstanding under our revolving credit facility, leaving $121 million available on the facility after allowing for outstanding letters of credit totaling $4.1 million. This level of liquidity does not permit us to continue capital spending at the same level as we experienced in 2012. As a result, during 2013, we plan to take steps to reduce debt and increase liquidity through a combination of lower capital spending and sales of certain producing properties to achieve what we believe is a sustainable balance between our future capital commitments and our expected financial resources. Actions that we expect to take during 2013 include the following:

Reduce capital spending

We currently plan to reduce capital spending in 2013 to a level that is more closely aligned with our expected cash flow from operations. We are currently running four rigs; 2 rigs drilling vertical and horizontal wells in the Delaware Basin Wolfbone play, one rig drilling vertical Wolfberry wells in Andrews County, and one rig drilling horizontal Eagle Ford Shale wells in our Giddings Area. At this level of drilling activity, we expect to reduce our 2013 capital spending related to exploration and development activities by approximately 50% to $225.6 million and hold our additional borrowings under our revolving credit facility to less than $50 million in 2013 as compared to $280 million of borrowings in 2012.

Sell Wolfberry Assets

We are offering for sale our Andrews County Wolfberry assets and have retained an advisor to assist with this transaction. If acceptable terms of sale are achieved through this process, we anticipate closing the transaction during the second quarter of 2013.

Joint Venture Reeves County Wolfbone Assets

We plan to seek a joint venture partner for a portion of our net interest in Reeves County Wolfbone assets through a joint venture arrangement in which we would expect to receive a combination of an upfront cash payment and a drilling carry. If acceptable terms to a joint venture arrangement are achieved, we anticipate closing the transaction during the fourth quarter of 2013.

Reduce Bank Debt

We plan to use all cash proceeds from asset sales to reduce borrowings under our revolving credit facility. Although most of our Wolfberry and Wolfbone assets are pledged to secure borrowings on our revolving credit facility, we expect to receive cash proceeds in excess of the loan value assigned to the sold assets, thereby providing us with additional liquidity under the credit facility.

Balance Future Drilling Commitments

Throughout the year, we will also consider other asset sales and/or monetization transactions that enhance shareholder value and meet strategic operating and financial objectives, including the possible sale of our East Permian Basin Cline Shale/Wolfberry assets in Glasscock and Sterling Counties.

Capital expenditures

The following table summarizes, by area, our planned expenditures for exploration and development activities during 2013, as compared to our actual expenditures in 2012.

	Actual Expenditures Year Ended December 31, 2012	Planned Expenditures Year Ending December 31, 2013	2013 Percentage of Total
	(In thousands)
Drilling and Completion
Permian Basin Area:
Delaware Basin	$227,900	$80,200	36%
Other	87,200	28,400	12%
Austin Chalk/Eagle Ford Shale	27,400	71,300	32%
Other	11,900	11,700	5%
	354,400	191,600	85%
Leasing and seismic	82,400	34,000	15%
Exploration and development	$436,800	$225,600	100%

Our expenditures for exploration and development activities for the year ended December 31, 2012 totaled $436.8 million. We financed these expenditures in 2012 with cash flow from operating activities and $280 million of advances under our revolving credit facility.  We currently plan to spend approximately $225.6 million on exploration and development activities during fiscal 2013.  Our actual expenditures during 2013 may vary significantly from these estimates if our plans for exploration and development activities change during the year.  Factors, such as drilling results, changes in operating margins, and the availability of capital resources and other factors, could increase or decrease our ultimate level of expenditures during 2013.

Based on preliminary estimates, our internal cash flow forecasts indicate that our anticipated operating cash flow, combined with funds available to us on our revolving credit facility, will be sufficient to finance our planned exploration and development activities through 2013.  Although we believe the assumptions and estimates made in our forecasts are reasonable, these forecasts are inherently uncertain and the borrowing base may be less than expected, cash flow may be less than expected, or capital expenditures may be more than expected.  In the event we lack adequate liquidity to finance our expenditures through 2013, we will consider options for obtaining alternative capital resources, including selling assets or accessing capital markets.

Cash flow provided by operating activities

Substantially all of our cash flow from operating activities is derived from the production of our oil and gas reserves.  We use this cash flow to fund our on going exploration and development activities in search of new oil and gas reserves.  Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Cash flow provided by operating activities for the year ended December 31, 2012 decreased $90.8 million, or 32.4%, as compared to the corresponding period in 2011 due primarily to lower commodity prices and a 24% increase in production costs.

Revolving credit facility

We have a credit facility with a syndicate of banks that provides for a revolving line of credit of up to $585 million, limited to the amount of a borrowing base as determined by the banks.  We have historically relied on our revolving credit facility for both our short-term liquidity (working capital) and our long-term financial needs.  As long as we have sufficient availability under our revolving credit facility to meet our obligations as they become due, we believe that we will have sufficient liquidity and will be able to fund any short-term working capital deficit.

The borrowing base, which is based on the discounted present value of future net cash flows from oil and gas production, is redetermined by the banks semi-annually in May and November.  We or the banks may also request an unscheduled borrowing base redetermination at other times during the year.  If, at any time, the borrowing base is less than the amount of outstanding credit exposure under our revolving credit facility, we will be required to (1) provide additional security, (2) prepay the principal amount of the loans in an amount sufficient to eliminate the deficiency (or by a combination of such additional security and such prepayment to eliminate such deficiency), or (3) prepay the deficiency in not more than five equal monthly installments plus accrued interest.  In May 2012, the banks increased the borrowing base from $475 million to $565 million and then to $585 million in November 2012.  The banks also increased the aggregate commitment from $350 million to $475 million in April 2012, to $555 million in August 2012 and then to $585 million in November 2012.  We may request an increase in the aggregate commitment up to the borrowing base at any time; however, each bank must consent to its allocable portion of such increase.

At our election, annual interest rates under our revolving credit facility are determined by reference to (1) LIBOR plus an applicable margin between 1.75% and 2.75% per year or (2) if an alternate base rate loan, the greatest of (A) the prime rate, (B) the federal funds rate plus 0.50%, or (C) one-month LIBOR plus 1% plus, if any of (A), (B) or (C), an applicable margin between 0.75% and 1.75% per year.  We also pay a commitment fee on the unused portion of our revolving credit facility at a rate between 0.375% and 0.50%.  The applicable margins are based on actual borrowings outstanding as a percentage of the borrowing base.  Interest and fees are payable no less often than quarterly.  The effective annual interest rate on borrowings under our revolving credit facility, excluding bank fees and amortization of debt issue costs, for the year ended December 31, 2012 was 2.7%.

Our revolving credit facility contains various covenants and restrictive provisions that may, among other things, limit our ability to sell assets, incur additional indebtedness, make investments or loans and create liens.  One such covenant requires that we maintain a ratio of consolidated current assets to consolidated current liabilities (“Consolidated Current Ratio”) of at least 1 to 1.  In computing the Consolidated Current Ratio at any balance sheet date, we must (1) include the amount of funds available under this facility as a current asset, (2) exclude current assets and liabilities related to the fair value of derivatives (non-cash assets or liabilities), and (3) exclude current assets and liabilities attributable to vendor financing transactions, if any.

Working capital computed for loan compliance purposes differs from our working capital computed in accordance with GAAP.  Since compliance with financial covenants is a material requirement under the credit facilities, we consider the loan compliance working capital to be useful as a measure of our liquidity because it includes the funds available to us under our revolving credit facility and is not affected by the volatility in working capital caused by changes in fair value of derivatives.  Our GAAP reported working capital deficit decreased from $13.3 million at December 31, 2011 to working capital of $3.6 million at December 31, 2012.  After giving effect to the adjustments, our working capital computed for loan compliance purposes was $117 million at December 31, 2012, as compared to $158.3 million at December 31, 2011.  The following table reconciles our GAAP working capital (deficit) to the working capital computed for loan compliance purposes at December 31, 2012 and December 31, 2011.

	December 31,
	2012	2011
	(In thousands)
Working capital (deficit) per GAAP	$3,556	$(13,287)
Add funds available under our revolving credit facility	120,950	165,950
Exclude fair value of derivatives classified as current assets or current liabilities	(7,495)	5,633
Working capital per loan covenant	$117,011	$158,296

Our revolving credit facility provides that the ratio of our consolidated funded indebtedness to consolidated EBITDAX (the “Leverage Ratio”) (determined as of the last day of each fiscal quarter for the then most-recently ended four fiscal quarters) from being greater than 4 to 1.

We were in compliance with all financial and non-financial covenants at December 31, 2012.  However, if we increase leverage and our liquidity is reduced, we may fail to comply with one or more of these covenants in the future.  If we fail to meet any of these loan covenants, we would ask the banks to waive compliance, amend our revolving credit facility to allow us to become compliant or grant us sufficient time to obtain additional capital resources through alternative means.  If a suitable arrangement could not be reached with the banks, the banks could accelerate the indebtedness and seek to foreclose on the pledged assets.

The lending group under our revolving credit facility includes the following institutions:  JPMorgan Chase Bank, N.A., Union Bank, N.A., Wells Fargo Bank, N.A., The Royal Bank of Scotland plc, Compass Bank, Frost Bank, Natixis, KeyBank, N.A., UBS Loan Finance, LLC, Fifth Third Bank, US Bank, N.A., and Whitney Bank.

From time to time, we engage in other transactions with lenders under our revolving credit facility.  Such lenders or their affiliates may serve as counterparties to our commodity and interest rate derivative agreements.  As of December 31, 2012, JPMorgan Chase Bank, N.A. was the only counterparty to our commodity derivative agreements.  Our obligations under existing derivative agreements with our lenders are secured by the security documents executed by the parties under our revolving credit facility.

During 2012, we increased indebtedness outstanding under our revolving credit facility by $280 million.  At December 31, 2012, we had $460 million of borrowings outstanding under our revolving credit facility, leaving $121 million available on the facility after allowing for outstanding letters of credit totaling $4.1 million.  Our revolving credit facility matures in November 2015.

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

The Indenture contains covenants that restrict our ability to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the 2019 Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant provides that we may only incur indebtedness if the ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) does not exceed certain ratios specified in the Indenture.  These covenants are subject to a number of important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at December 31, 2012.

Alternative capital resources

If we are unable to reduce debt and balance our future capital expenditures with capital resources through our current plan to reduce capital spending, sell our Andrews County Wolfberry assets and find a joint venture partner for our Wolfbone play in Reeves County, we may seek to obtain additional capital from alternative sources. We have in the past, and we believe we could in the future, obtain capital through other sources, such as issuances of subordinated debt in public or private placements, sales or monetization of certain of our other non-core assets, or vendor financing arrangements. We could also issue Common Stock or preferred stock in public or private placements if we choose to seek funds through the equity markets. While we believe we would be able to obtain funds through one or more of these alternatives, if needed, there can be no assurance that these capital resources would be available on terms acceptable to us.

Contractual obligations and contingent commitments

The following table summarizes our contractual obligations as of December 31, 2012 by payment due date.

	Payments Due by Period
	Total	2013	2014 to 2015	2016 to 2017	Thereafter
	(In thousands)
Contractual obligations:
Revolving credit facility, due November 2015(a)	$460,000	$—	$460,000	$—	$—
7.75% Senior Notes, due 2019, net of discount of $415,000(a)	349,585	—	—	—	349,585
Lease obligations(b)	17,388	5,043	8,480	3,865	—
Other(c)	98	98	—	—	—
Total contractual obligations	$827,071	$5,141	$468,480	$3,865	$349,585

(a)
In addition to the principal payments presented, we expect to make annual interest payments of $27.4 million on the 2019 Senior Notes and approximately $12.4 million on our revolving credit facility (based on the balances and interest rates at December 31, 2012).

(b)	Amount includes lease payments for two drilling rigs.

(c)	Amount relates to non-cancellable orders placed for tubular goods at December 31, 2012.

Off-balance sheet arrangements

Currently, we do not have any material off-balance sheet arrangements.

Known Trends and Uncertainties

Operating Margins

We analyze, on a BOE produced basis, those revenues and expenses that have a significant impact on our oil and gas operating margins.  Our weighted average oil and gas sales per BOE have fluctuated from $59.78 per BOE in 2010, to $74.57 per BOE in 2011 and to $72.00 per BOE in 2012.  Our expenses per BOE were on an upward trend through 2012 resulting in our operating margins being less favorable in 2012.  Our oil and gas DD&A per BOE was $18.09 per BOE in 2010, $18.72 per BOE in 2011 and $23.84 per BOE in 2012.  An upward trend in DD&A per BOE indicates that our cost to find and/or acquire reserves is increasing at a faster rate than the reserves we are adding. Although we replaced 365% of our production in 2012, commodity prices were lower and our costs to find those reserves were significantly higher than our historical combined rate.  Also affecting our operating margins is the cost of producing our reserves.  Our production costs per BOE have increased from $15.23 per BOE in 2010, to $18.60 per BOE in 2011, to $22.32 per BOE in 2012.  The increase in operating costs per BOE in 2012 was due a combination of an increase in the number of producing wells, higher costs of field services, including salt water disposal costs, and higher property taxes on Texas properties resulting from rising appraisal values.

Oil and Gas Production

As with all companies engaged in oil and gas exploration and production, we face the challenge of natural production decline because oil and gas reserves are a depletable resource.  With each unit of oil and gas we produce, we are depleting our proved reserve base, so we must be able to conduct successful exploration and development activities or acquire properties with proved reserves in order to grow our reserve base.  Although our production remained relatively constant in 2011 over 2010 levels, our production in 2012 increased 3% to 5.6 MMBOE compared to 5.4 MMBOE in 2011, and we replaced 365% of our 2012 oil and gas production through extensions and discoveries.  While these 2012 reserve additions will contribute favorably to our production in 2013, we do not expect this production to be sufficient to fully offset the natural production declines from our existing base of oil and gas reserves.

We currently plan to decrease capital spending during 2013 to $225.6 million on exploration and development activities compared to $436.8 million in 2012.  A decrease in spending levels will make it more difficult for us to grow our production and reserves. Failure to maintain or grow our oil and gas reserves may result in lower production and may adversely affect our financial condition, results of operations, and cash flow.

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

Accounting Policies	Estimates or Assumptions	Accounts Affected

Successful efforts accounting for oil and gas properties	· Reserve estimates · Valuation of unproved properties · Judgment regarding status of in progress exploratory wells	· Oil and gas properties · Accumulated DD&A · Provision for DD&A · Impairment of unproved properties · Abandonment costs (dry hole costs)

Impairment of proved properties and long-lived assets	· Reserve estimates and related present value of future net revenues (proved properties) · Estimates of future undiscounted cash flows (long-lived assets)	· Oil and gas properties · Contract drilling equipment · Accumulated DD&A · Impairment of proved properties and long-lived assets

Asset retirement obligations	· Estimates of the present value of future abandonment costs	· Asset retirement obligations (non-current liability) · Oil and gas properties · Accretion of discount expense

Inventory stated at the lower of average cost or estimated market value	· Estimates of market value of tubular goods and other well equipment	· Impairment of inventory

Derivatives mark-to-market	· Estimates of the fair value of derivatives	· Fair value of derivatives · Other income (expense): Gain (loss) on derivatives

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

Type of Reserves	Nature of Available Data	Degree of Precision
Proved undeveloped	Data from offsetting wells, seismic data	Least precise
Proved developed non-producing	Logs, core samples, well tests, pressure data	More precise
Proved developed producing	Production history, pressure data over time	Most precise

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

	Proved Reserves			Average Price			Standardized Measure of Discounted Future
	Oil	Natural Gas Liquids	Gas	Oil	Natural Gas Liquids	Gas
	(MMBbls)	(MMBbls)	(Bcf)	($/Bbl)	($/Bbl)	($/Mcf)	Net Cash Flows
							(In millions)
As of December 31:
2012	49.1	9.2	102.3	$90.45	$43.74	$3.70	$939.8
2011	44.9	4.6	88.9	$91.35	$51.19	$5.31	$938.5
2010	34.4	3.4	79.5	$75.40	$41.94	$5.44	$684.4

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

Provision for DD&A

We compute our provision for DD&A on a unit-of-production method.  Each quarter, we use the following formulas to compute the provision for DD&A for each of our producing properties (or appropriate groups of properties based on geographical and geological similarities):

•	DD&A Rate = Unamortized Cost / Beginning of Period Reserves

•	Provision for DD&A = DD&A Rate x Current Period Production

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

Asset Retirement Obligations

Our asset retirement obligation is recorded as a liability at its estimated present value as of the asset’s inception, with an offsetting increase to oil and gas properties. Periodic accretion of discount of the estimated liability is recorded as an expense in the consolidated statements of operations and comprehensive income (loss).  During 2012, we had an upward revision of our estimated asset retirement obligations of $1.3 million based on a review of current plugging and abandonment costs. Revisions to the asset retirement obligation are recorded with an offsetting change to producing properties, resulting in prospective changes to DD&A expense and accretion expense. Because of the subjectivity of assumptions and the relatively long lives of most of our wells, the costs to ultimately retire our wells may vary significantly from prior estimates.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”).  ASU 2011-11 will require entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  Application of the ASU is required for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. At that time we will make the necessary disclosures.  The adoption of ASU 2011-11 will not impact the Company’s future financial position, results of operation or liquidity.

Item 7A -       Quantitative and Qualitative Disclosures About Market Risk

Our business is impacted by fluctuations in commodity prices and interest rates.  The following discussion is intended to identify the nature of these market risks, describe our strategy for managing such risks, and to quantify the potential affect of market volatility on our financial condition and results of operations.

Oil and Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market commodity prices of, and demand for, oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, many of which are beyond our control.  These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic.  We cannot predict future oil and gas commodity prices with any degree of certainty.  Sustained weakness in oil and gas commodity prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that we can produce economically.  Any reduction in reserves, including reductions due to commodity price fluctuations, can reduce the borrowing base under our revolving credit facility and adversely affect our liquidity and our ability to obtain capital for our exploration and development activities.  Similarly, any improvements in oil and gas commodity prices can have a favorable impact on our financial condition, results of operations and capital resources.  Based on December 31, 2012 reserve estimates, we project that a $1 decline in the price per Bbl of oil and a $0.50 decline in the price per Mcf of gas from year end 2012 would reduce our gross revenues for the year ending December 31, 2013 by $8.9 million.

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to December 31, 2012.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps

	Oil		Gas
	Bbls	Price	MMBtu (a)	Price
Production Period:
1st Quarter 2013	665,000	$93.70	400,000	$3.34
2nd Quarter 2013	648,000	$93.94	390,000	$3.34
3rd Quarter 2013	300,000	$104.60	360,000	$3.34
4th Quarter 2013	300,000	$104.60	330,000	$3.34
2014	600,000	$99.30	—	$—
	2,513,000		1,480,000

(a)	One MMBtu equals one Mcf at a Btu factor of 1,000.

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of our commodity derivatives.  A $1 per barrel change in the price of oil and a $0.50 per MMBtu change in the price of gas would change the fair value of our outstanding commodity derivatives at December 31, 2012 by approximately $3.2 million.

Interest Rates

We are exposed to interest rate risk on our long-term debt with a variable interest rate.  At December 31, 2012, our fixed rate debt had a carrying value of $349.6 million and an approximate fair value of $348.7 million, based on current market quotes.  We estimate that the hypothetical change in the fair value of our long-term debt resulting from a 100-basis point change in interest rates would be approximately $17 million.  Based on our outstanding variable rate indebtedness at December 31, 2012 of $460 million, a change in interest rates of 100-basis points would affect annual interest payments by $4.6 million.

Item 8 -          Financial Statements and Supplementary Data

For the financial statements and supplementary data required by this Item 8, see the Index to Consolidated Financial Statements included elsewhere in this Form 10-K.

Item 9 -          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A -       Controls and Procedures

Disclosure Controls and Procedures

In September 2002, our Board adopted a policy designed to establish disclosure controls and procedures that are adequate to provide reasonable assurance that our management will be able to collect, process and disclose both financial and non-financial information, on a timely basis, in our reports to the SEC and other communications with our stockholders.  Our disclosure controls and procedures include all processes necessary to ensure that material information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our chief executive and chief financial officers, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

KPMG LLP has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, the contents of which are shown below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Clayton Williams Energy, Inc.:

We have audited Clayton Williams Energy, Inc.’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Clayton Williams Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Clayton Williams Energy, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 5, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
March 5, 2013

Item 9B -       Other Information

None.

PART III

Item 10 -        Directors, Executive Officers and Corporate Governance

Information required by this Item 10 is incorporated by reference to our definitive proxy statement relating to the 2013 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2013.

Item 11 -        Executive Compensation

Information required by this Item 11 is incorporated by reference to our definitive proxy statement relating to the 2013 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2013.

Item 12 -                        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is incorporated by reference to our definitive proxy statement relating to the 2013 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2013.

Item 13 -        Certain Relationships and Related Transactions, and Director Independence

Information required by this Item 13 is incorporated by reference to our definitive proxy statement relating to the 2013 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2013.

Item 14 -        Principal Accounting Fees and Services

Information required by this Item 14 is incorporated by reference to our definitive proxy statement relating to the 2013 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2013.

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

**10.5	Fourth Amendment to Second Amended and Restated Credit Agreement dated April 23, 2012, filed as Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed with the Commission on August 7, 2012††

**10.6
Fifth Amendment to Second Amended and Restated Credit Agreement dated August 30, 2012, filed as Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed with the Commission on November 6, 2012††

*10.7	Sixth Amendment to Second Amended and Restated Credit Agreement dated November 16, 2012

**10.8†	Outside Directors Stock Option Plan, filed as Exhibit 10.1 to the Company’s Form S-8 Registration Statement, Commission File No. 33-68316

**10.9†	First Amendment to Outside Directors Stock Option Plan, filed as Exhibit 10.13 to the Company’s Form 10-K for the period ended December 31, 1995††

Exhibit Number	Description of Exhibit
**10.10†	Second Amendment to Outside Directors Stock Option Plan, filed as Exhibit 10.13 to the Company’s Form 10-K for the period ended December 31, 2005††

**10.11†	Amendment to Outside Directors Stock Option Plan, filed as Exhibit 10.1 to the Company’s Form S-8 Registration Statement, Commission File No. 33-68316

**10.12†	Form of stock option agreement for Outside Directors Stock Option Plan, filed as Exhibit 10.38 to the Company’s Form 10-K for the period ended December 31, 2004††

**10.13†	Bonus Incentive Plan, filed as Exhibit 10.1 to the Company’s Form S-8 Registration Statement, Commission File No. 33-68320

**10.14†	First Amendment to Bonus Incentive Plan, filed as Exhibit 10.9 to the Company’s Form 10-K for the period ended December 31, 1997††

**10.15†
Scudder Trust Company Prototype Defined Contribution Plan adopted by Clayton Williams Energy, Inc. effective as of August 1, 2004, filed as Exhibit 10.12 to the Company’s Form 10-K for the period ended December 31, 2004††

**10.16†	Executive Incentive Stock Compensation Plan, filed as Exhibit 10.1 to the Company’s Form S-8 Registration Statement, Commission File No. 33-92834

**10.17†	First Amendment to Executive Incentive Stock Compensation Plan, filed as Exhibit 10.16 to the Company’s Form 10-K for the period ended December 31, 1996††

**10.18
Consolidation Agreement dated May 13, 1993 among Clayton Williams Energy, Inc., Warrior Gas Co. and the Williams Entities, filed as Exhibit 10.1 to the Company’s Form S-1 Registration Statement, Commission File No. 033-43350

**10.19
Amendment to Consolidation Agreement dated August 7, 2000 among Clayton Williams Energy, Inc., Warrior Gas Co., Clayton W. Williams, Jr. and the Williams Companies, filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 30, 2000††

**10.20	Agreement dated April 23, 1993 between the Company and Robert C. Lyon, filed as Exhibit 10.42 to the Company’s Form S-1 Registration Statement, Commission File No. 033-43350

**10.21	Amendment to Agreement dated April 23, 1993 between the Company and Robert C. Lyon, filed as Exhibit 10.35 to the Company’s Form 10-K for the period ended December 31, 2004††

**10.22	Second Amendment to Agreement dated April 23, 1993 between the Company and Robert C. Lyon, filed as Exhibit 10.36 to the Company’s Form 10-K for the period ended December 31, 2004††

**10.23
Second Amended and Restated Service Agreement effective March 1, 2005 among Clayton Williams Energy, Inc. and its subsidiaries, Clayton Williams Ranch Holdings, Inc., ClayDesta L.P., Clayton Williams Partnership, Ltd. and CWPLCO, Inc., filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 3, 2005††

**10.24
Amendment to Second Amended and Restated Service Agreement effective January 1, 2008 among Clayton Williams Energy, Inc. and its subsidiaries, Clayton Williams, Jr., Clayton Williams Ranch Holdings, Inc., ClayDesta L.P., The Williams Children’s Partnership, Ltd. and CWPLCO, Inc. filed as Exhibit 10.26 to the Company's Form 10-K for the period ended December 31, 2008††

**10.25†	Form of Director Indemnification Agreement, filed as Exhibit 10.71 to the Company’s Form 10-K for the period ended December 31, 2008††

**10.26†
Employment Agreement by and between Clayton Williams Energy, Inc. and Clayton W. Williams, Jr., effective as of March 1, 2010, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2010††

**10.27†
Amended and Restated Employment Agreement between Clayton Williams Energy, Inc. and Mel G. Riggs, effective as of June 1, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 7, 2011††

**10.28†
Employment Agreement by and between Clayton Williams Energy, Inc. and Patrick C. Reesby, effective as of March 1, 2010, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2010††

Exhibit Number	Description of Exhibit
**10.29†
Amended and Restated Employment Agreement between Clayton Williams Energy, Inc. and Michael L. Pollard, effective as of June 1, 2011, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 7, 2011††

**10.30†
Employment Agreement by and between Clayton Williams Energy, Inc. and Greg S. Welborn, effective as of March 1, 2010, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2010††

**10.31†
Employment Agreement by and between Clayton Williams Energy, Inc. and T. Mark Tisdale, effective as of March 1, 2010, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2010††

**10.32†
Employment Agreement between Clayton Williams Energy, Inc. and Robert L. Thomas, effective as of June 1, 2011, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 7, 2011††

*10.33†	Employment Agreement between Clayton Williams Energy, Inc. and Ron D. Gasser dated February 21, 2013.

*10.34†	Employment Agreement between Clayton Williams Energy, Inc. and Sam Lyssy dated February 21, 2013.

*10.35†	Employment Agreement between Clayton Williams Energy, Inc. and John F. Kennedy dated February 21, 2013.

**10.36†	Southwest Royalties, Inc. Reward Plan dated January 15, 2007, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with Commission on January 18, 2007††

**10.37†	Form of Notice of Bonus Award Under the Southwest Royalties, Inc. Reward Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 18, 2007††

**10.38†	Amacker Tippett Reward Plan dated June 19, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.39†	Austin Chalk Reward Plan dated June 19, 2008, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.40†	Barstow Area Reward Plan dated June 19, 2008, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.41†	Fuhrman-Mascho Reward Plan dated December 1, 2009, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2009††

**10.42†	CWEI Andrews Fee Reward Plan dated October 19, 2010, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 22, 2010††
**10.43†	CWEI Andrews Samson Reward Plan dated October 19, 2010, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 22, 2010††

**10.44†	CWEI Austin Chalk Reward Plan II dated October 19, 2010, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 22, 2010††

**10.45†	CWEI Andrews Fee Reward Plan II dated June 28, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2011††

**10.46†	CWEI Andrews University Reward Plan dated June 28, 2011, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2011††

**10.47†	CWEI Austin Chalk Reward Plan III dated June 28, 2011, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2011††

**10.48†	CWEI Delaware Basin Reward Plan dated June 28, 2011, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2011††

**10.49†	CWEI Andrews Samson Reward Plan II dated June 28, 2011, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2011††

**10.50†	CWEI South Louisiana Reward Plan dated June 28, 2011, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2011††

Exhibit Number	Description of Exhibit
**10.51†
Participation Agreement relating to West Coast Energy Properties, L.P. dated December 11, 2006, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2006††

**10.52†	Participation Agreement relating to RMS/Warwink dated April 10, 2007, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 13, 2007††

**10.53†	Participation Agreement relating to CWEI Andrews Area dated June 19, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.54†	Participation Agreement relating to CWEI Crockett County Area dated June 19, 2008, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.55†	Participation Agreement relating to CWEI South Louisiana VI dated June 19, 2008, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.56†	Participation Agreement relating to CWEI Utah dated June 19, 2008, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.57†	Participation Agreement relating to CWEI Sacramento Basin I dated August 12, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 14, 2008††

*21.1	Subsidiaries of the Registrant

*23.1	Consent of KPMG LLP

*23.2	Consent of Williamson Petroleum Consultants, Inc.

*23.3	Consent of Ryder Scott Company, L.P.

*24.1	Power of Attorney

*31.1	Certification by the President and Chief Executive Officer of the Company pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934

*31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934

***32.1	Certifications by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*99.1	Report of Williamson Petroleum Consultants, Inc. independent consulting engineers

*99.2	Report of Ryder Scott Company, L.P. independent consulting engineers

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith
**	Incorporated by reference to the filing indicated
***	Furnished herewith
†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
††	Filed under the Company’s Commission File No. 001-10924.

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

Btu.  One British thermal unit. One British thermal unit is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

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

MMBbls.  One million barrels.

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

NGL. Natural gas liquids.

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

VPP.  Volumetric production payment.

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

CLAYTON WILLIAMS ENERGY, INC.
(Registrant)

By:	/s/ CLAYTON W. WILLIAMS, JR.
Clayton W. Williams, Jr.
Chairman of the Board, President
and Chief Executive Officer

Date:	March 5, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CLAYTON W. WILLIAMS, Jr.	Chairman of the Board,	March 5, 2013
Clayton W. Williams, Jr.	President and Chief Executive Officer and Director

/s/ MEL G. RIGGS	Executive Vice President,	March 5, 2013
Mel G. Riggs	Chief Operating Officer and Director

/s/ MICHAEL L. POLLARD	Senior Vice President —	March 5, 2013
Michael L. Pollard	Finance, Chief Financial Officer and Treasurer

/s/ ROBERT L. THOMAS	Vice President — Accounting and Principal Accounting Officer	March 5, 2013
Robert L. Thomas

/s/ TED GRAY, JR.*	Director	March 5, 2013
Ted Gray, Jr.

/s/ DAVIS L. FORD *	Director	March 5, 2013
Davis L. Ford

/s/ ROBERT L. PARKER *	Director	March 5, 2013
Robert L. Parker

/s/ JORDAN R. SMITH *	Director	March 5, 2013
Jordan R. Smith

* By: /s/ MEL G. RIGGS
* Mel G. Riggs
Attorney-in-Fact

CLAYTON WILLIAMS ENERGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTAL INFORMATION

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Clayton Williams Energy, Inc.:

We have audited the accompanying consolidated balance sheets of Clayton Williams Energy, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clayton Williams Energy, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Clayton Williams Energy, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
March 5, 2013

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands) ASSETS

	December 31,
	2012	2011
CURRENT ASSETS
Cash and cash equivalents	$10,726	$17,525
Accounts receivable:
Oil and gas sales	32,371	41,282
Joint interest and other, net of allowance for doubtful accounts of $1,193 at December 31, 2012 and $1,215 at December 31, 2011	16,767	14,517
Affiliates	353	990
Inventory	41,703	44,868
Deferred income taxes	8,560	8,948
Fair value of derivatives	7,495	—
Prepaids and other	6,495	14,813
	124,470	142,943
PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	2,570,803	2,103,085
Pipelines and other midstream facilities	49,839	26,040
Contract drilling equipment	91,163	75,956
Other	20,245	19,134
	2,732,050	2,224,215
Less accumulated depreciation, depletion and amortization	(1,311,692)	(1,156,664)
Property and equipment, net	1,420,358	1,067,551
OTHER ASSETS
Debt issue costs, net	10,259	11,644
Fair value of derivatives	4,236	—
Investments and other	15,261	4,133
	29,756	15,777
	$1,574,584	$1,226,271

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands) LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2012	2011
CURRENT LIABILITIES
Accounts payable:
Trade	$73,026	$98,645
Oil and gas sales	32,146	37,409
Affiliates	164	1,501
Fair value of derivatives	—	5,633
Accrued liabilities and other	15,578	13,042
	120,914	156,230
NON-CURRENT LIABILITIES
Long-term debt	809,585	529,535
Deferred income taxes	155,830	134,209
Fair value of derivatives	—	494
Asset retirement obligations	51,477	40,794
Deferred revenue from volumetric production payment	37,184	—
Accrued compensation under non-equity award plans	20,058	20,757
Other	920	751
	1,075,054	726,540
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share, authorized — 3,000,000 shares; none issued	—	—
Common stock, par value $.10 per share, authorized — 30,000,000 shares; issued and outstanding — 12,164,536 shares at December 31, 2012 and 12,163,536 shares at December 31, 2011	1,216	1,216
Additional paid-in capital	152,527	152,515
Retained earnings	224,873	189,770
	378,616	343,501
	$1,574,584	$1,226,271

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (In thousands, except per share)

	Year Ended December 31,
	2012	2011	2010
REVENUES
Oil and gas sales	$403,143	$405,216	$326,320
Midstream services	1,974	1,408	1,631
Drilling rig services	15,858	4,060	—
Other operating revenues	2,077	15,744	3,680
Total revenues	423,052	426,428	331,631
COSTS AND EXPENSES
Production	124,950	101,099	83,146
Exploration:
Abandonments and impairments	4,222	20,840	9,074
Seismic and other	11,591	5,363	6,046
Midstream services	1,228	1,039	1,209
Drilling rig services	17,423	5,064	1,198
Depreciation, depletion and amortization	142,687	104,880	101,145
Impairment of property and equipment	5,944	10,355	11,908
Accretion of asset retirement obligations	3,696	2,757	2,623
General and administrative	30,485	41,560	35,588
Other operating expenses	1,033	1,666	1,750
Total costs and expenses	343,259	294,623	253,687
Operating income	79,793	131,805	77,944
OTHER INCOME (EXPENSE)
Interest expense	(38,664)	(32,919)	(24,402)
Loss on early extinguishment of long-term debt	—	(5,501)	—
Gain on derivatives	14,448	47,027	722
Other	1,534	5,553	3,308
Total other income (expense)	(22,682)	14,160	(20,372)
Income before income taxes	57,111	145,965	57,572
Income tax expense	(22,008)	(52,142)	(20,634)
NET INCOME	$35,103	$93,823	$36,938
Net income per common share:
Basic	$2.89	$7.72	$3.04
Diluted	$2.89	$7.71	$3.04
Weighted average common shares outstanding:
Basic	12,164	12,161	12,148
Diluted	12,164	12,162	12,148

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)

	Common Stock		Additional		Total
	No. of	Par	Paid-In	Retained	Stockholders’
	Shares	Value	Capital	Earnings	Equity
BALANCE,
December 31, 2009	12,146	$1,215	$152,051	$59,009	$212,275
Net income	—	—	—	36,938	36,938
Issuance of stock through compensation plans, including income tax benefits	9	—	239	—	239
BALANCE,
December 31, 2010	12,155	1,215	152,290	95,947	249,452
Net income	—	—	—	93,823	93,823
Issuance of stock through compensation plans, including income tax benefits	9	1	225	—	226
BALANCE,
December 31, 2011	12,164	1,216	152,515	189,770	343,501
Net income	—	—	—	35,103	35,103
Issuance of stock through compensation plans, including income tax benefits	1	—	12	—	12
BALANCE,
December 31, 2012	12,165	$1,216	$152,527	$224,873	$378,616

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,103	$93,823	$36,938
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	142,687	104,880	101,145
Impairment of property and equipment	5,944	10,355	11,908
Exploration costs	4,222	20,840	9,074
Gain on sales of assets and impairment of inventory, net	(463)	(14,078)	(1,930)
Deferred income tax expense	22,008	52,550	20,259
Non-cash employee compensation	(404)	12,866	13,898
Unrealized (gain) loss on derivatives	(17,858)	(4,506)	9,153
Amortization of debt issue costs and original issue discount	2,554	2,342	1,648
Accretion of asset retirement obligations	3,696	2,757	2,623
Loss on early extinguishment of long-term debt	—	5,501	—
Amortization of deferred revenue from volumetric production payment	(8,295)	—	—
Changes in operating working capital:
Accounts receivable	7,299	(10,739)	(10,036)
Accounts payable	(9,386)	7,551	19,144
Other	2,115	(4,095)	(5,573)
Net cash provided by operating activities	189,222	280,047	208,251
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(526,521)	(413,013)	(285,655)
Proceeds from volumetric production payment	45,479	—	—
Proceeds from sales of assets	3,778	13,902	77,216
(Increase) decrease in equipment inventory	1,313	(5,305)	4,638
Other	(82)	(497)	18
Net cash used in investing activities	(476,033)	(404,913)	(203,783)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	280,000	547,710	—
Repayments of long-term debt	—	(411,500)	(10,000)
Premium on early extinguishment of long-term debt	—	(2,765)	—
Proceeds from exercise of stock options	12	226	239
Net cash provided by (used in) financing activities	280,012	133,671	(9,761)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,799)	8,805	(5,293)
CASH AND CASH EQUIVALENTS
Beginning of period	17,525	8,720	14,013
End of period	$10,726	$17,525	$8,720
SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$35,932	$23,923	$22,457
Cash paid for income taxes	$—	$—	$—
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

2.                          Summary of Significant Accounting Policies

Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ materially from those estimates.  The accounting policies most affected by management’s estimates and assumptions are as follows:

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

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Pipelines and Other Midstream Facilities and Other Property and Equipment

Pipelines and other midstream facilities consist of pipelines to transport oil, gas, and water, gas processing facilities and compressors.  Other property and equipment consists primarily of field equipment and facilities, office equipment, leasehold improvements and vehicles.  Major renewals and betterments are capitalized while repairs and maintenance are charged to expense as incurred.  The cost of assets retired or otherwise disposed of and the applicable accumulated depreciation are removed from the accounts, and any gain or loss is included in operating income in the accompanying consolidated statements of operations and comprehensive income (loss).

Depreciation of pipelines and other midstream facilities and other property and equipment is computed on the straight-line method over the estimated useful lives of the assets, which generally range from 3 to 30 years.

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

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Capitalization of Interest

Interest costs associated with our inventory of unproved oil and gas property lease acquisition costs are capitalized during the periods for which exploration activities are in progress.  During the years ended December 31, 2012, 2011 and 2010, we capitalized interest totaling approximately $1 million, $729,000 and $493,000, respectively.

Cash and Cash Equivalents

We consider all cash and highly liquid investments with original maturities of three months or less to be cash equivalents.

Net Income Per Common Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted net income per share reflects the potential dilution that could occur if dilutive stock options were exercised, calculated using the treasury stock method.  The diluted net income per share calculations for 2012, 2011 and 2010 include changes in potential shares attributable to dilutive stock options.

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

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Revenue Recognition and Gas Balancing

We utilize the sales method of accounting for oil, natural gas and natural gas liquids revenues whereby revenues, net of royalties, are recognized as the production is sold to purchasers.  The amount of gas sold may differ from the amount to which we are entitled based on our revenue interests in the properties.  We did not have any significant gas imbalance positions at December 31, 2012, 2011 or 2010.  Revenues from midstream services and drilling rig services are recognized as services are provided.

Comprehensive Income (Loss)

There were no differences between net income (loss) and comprehensive income (loss) in 2012, 2011 and 2010.

Concentration Risks

We sell our oil and natural gas production to various customers, serve as operator in the drilling, completion and operation of oil and gas wells, and enter into derivatives with various counterparties.  When management deems appropriate, we obtain letters of credit to secure amounts due from our principal oil and gas purchasers and follow other procedures to monitor credit risk from joint owners and derivatives counterparties.  Allowances for doubtful accounts at December 31, 2012 and 2011 relate to amounts due from joint interest owners.

Recent Accounting Pronouncements

In December 2011 the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”).  ASU 2011-11 will require entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  Application of the ASU is required for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. At that time we will make the necessary disclosures. The adoption of ASU 2011-11 will not impact the Company’s future financial position, results of operation or liquidity.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.                          Long-Term Debt

Long-term debt consists of the following:

	December 31, 2012	December 31, 2011
	(In thousands)
Revolving credit facility, due November 2015	$460,000	$180,000
7.75% Senior Notes due 2019, net of unamortized original issue discount of $415 at December 31, 2012 and $465 at December 31, 2011	349,585	349,535
	$809,585	$529,535

Aggregate maturities of long-term debt at December 31, 2012 are as follows: 2015- $460 million; 2019 - $349.6 million net of unamortized original issue discount of $415,000.

Revolving Credit Facility

We have a credit facility with a syndicate of banks that provides for a revolving line of credit of up to $585 million, limited to the amount of a borrowing base as determined by the banks.  The borrowing base, which is based on the discounted present value of future net cash flows from oil and gas production, is redetermined by the banks semi-annually in May and November.  We or the banks may also request an unscheduled borrowing base redetermination at other times during the year.  If, at any time, the borrowing base is less than the amount of outstanding credit exposure under our revolving credit facility, we will be required to (1) provide additional security, (2) prepay the principal amount of the loans in an amount sufficient to eliminate the deficiency (or by a combination of such additional security and such prepayment eliminate such deficiency), or (3) prepay the deficiency in not more than five equal monthly installments plus accrued interest.

In May 2012, the banks increased the borrowing base from $475 million to $565 million and then to $585 million in November 2012 and increased the maximum credit facility from $500 million to $565 million in May 2012 and then to $585 million in November 2012.  The banks also increased the aggregate commitment from $350 million to $475 million in April 2012, to $555 million in August 2012 and then to $585 million in November 2012. At December 31, 2012, after allowing for outstanding letters of credit totaling $4.1 million, we had $121 million available under our revolving credit facility based on then-existing commitments.  During 2012, we increased indebtedness outstanding under our revolving credit facility by $280 million.

Our revolving credit facility is collateralized primarily by 80% or more of the adjusted engineered value (as defined in our revolving credit facility) of our oil and gas interests evaluated in determining the borrowing base.  The obligations under our revolving credit facility are guaranteed by each of CWEI’s material domestic subsidiaries.

At our election, annual interest rates under our revolving credit facility are determined by reference to (1) LIBOR plus an applicable margin between 1.75% and 2.75% per year or (2) if an alternate base rate loan, the greatest of (A) the prime rate, (B) the federal funds rate plus 0.50%, or (C) one-month LIBOR plus 1% plus, if any of (A), (B) or (C), an applicable margin between 0.75% and 1.75% per year.  We also pay a commitment fee on the unused portion of our revolving credit facility at a rate between 0.375% and 0.50%.  The applicable margins are based on actual borrowings outstanding as a percentage of the borrowing base.  Interest and fees are payable no less often than quarterly.  The effective annual interest rate on borrowings under our revolving credit facility, excluding bank fees and amortization of debt issue costs, for the year ended December 31, 2012 was 2.7%.

Our revolving credit facility also contains various covenants and restrictive provisions that may, among other things, limit our ability to sell assets, incur additional indebtedness, make investments or loans and create liens.  One such covenant requires that we maintain a ratio of consolidated current assets to consolidated current liabilities of at least 1 to 1.  Another financial covenant prohibits the ratio of our consolidated funded indebtedness to consolidated EBITDAX (determined as of the end of each fiscal quarter for the then most-recently ended four fiscal quarters) from being greater than 4 to 1.  The computations of consolidated current assets, current liabilities, EBITDAX and indebtedness are defined in our revolving credit facility.  We were in compliance with all financial and non-financial covenants at December 31, 2012.

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

The Indenture contains covenants that restrict our ability to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the 2019 Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant provides that we may only incur indebtedness if the ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) does not exceed certain ratios specified in the Indenture.  These covenants are subject to a number of important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at December 31, 2012.

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

To obtain the funds to finance the aggregate merger consideration, SWR entered into a volumetric production payment (“VPP”) with a third party for upfront cash proceeds of $44.4 million and deferred future advances aggregating $4.7 million.  Under the terms of the VPP, SWR conveyed to the third party a term overriding royalty interest covering approximately 725,000 BOE of estimated future oil and gas production from certain properties derived from the mergers.  The scheduled volumes under the VPP relate to production months from March 2012 through December 2019 and are to be delivered to, or sold on behalf of, the third party free of all costs associated with the production and development of the underlying properties.  Once the scheduled volumes have been delivered to the third party, the term overriding royalty interest will terminate.  SWR retained the obligation to prudently operate and produce the properties during the term of the VPP, and the third party assumed all risks related to the adequacy of the associated reserves to fully recoup the scheduled volumes and also assumed all risks associated with product prices.  As a result, the VPP has been accounted for as a sale of reserves, with the sales proceeds being deferred and amortized into oil and gas sales as the scheduled volumes are produced (see Note 6).

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$4,118
Oil and gas properties	41,098
Other non-current assets	210
Total assets acquired	45,426

Asset retirement obligations	(6,864)
Total liabilities assumed	(6,864)

Net assets acquired	$38,562

5.                          Asset Retirement Obligations

Changes in asset retirement obligations (“ARO”) for 2012 and 2011 are as follows:

	2012	2011
	(In thousands)
Beginning of year	$40,794	$40,444
Additional ARO from new properties	7,868	1,526
Sales or abandonments of properties	(2,184)	(4,425)
Accretion expense	3,696	2,757
Revisions of previous estimates	1,303	492
End of year	$51,477	$40,794

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

Changes in deferred revenue from the VPP are as follows:

	December 31, 2012	December 31, 2011
	(In thousands)
Beginning of period	$—	$—
Deferred revenue from VPP	45,479	—
Amortization of deferred revenue from VPP	(8,295)	—
End of period	$37,184	$—

Under the terms of the VPP, SWR conveyed to a third party a term overriding royalty interest covering approximately 725,000 BOE of estimated future oil and gas production. As of December 31, 2012, we have a remaining obligation to deliver approximately 607,000 BOE.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.                          Income Taxes

Deferred tax assets and liabilities are the result of temporary differences between the consolidated financial statement carrying values and the tax basis of assets and liabilities. Significant components of net deferred tax assets (liabilities) at December 31, 2012 and 2011 are as follows:

	2012	2011
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$122,393	$54,124
Fair value of derivatives	—	1,958
Statutory depletion carryforwards	8,159	7,359
Asset retirement obligations and other	21,814	21,165
	152,366	84,606
Deferred tax liabilities:
Fair value of derivatives	(4,208)	—
Property and equipment	(295,428)	(209,867)
	(299,636)	(209,867)
Net deferred tax liabilities	$(147,270)	$(125,261)

Components of net deferred tax liabilities:
Current assets	$8,560	$8,948
Non-current liabilities	(155,830)	(134,209)
Net deferred tax liabilities	$(147,270)	$(125,261)

For the years ended December 31, 2012, 2011 and 2010, effective income tax rates were different than the statutory federal income tax rates for the following reasons:

	2012	2011	2010
	(In thousands)
Income tax expense at statutory rate of 35%	$19,989	$50,921	$20,150
Tax depletion in excess of basis	(581)	(425)	(490)
Revision of previous tax estimates	700	217	8
State income taxes, net of federal tax effect	1,513	1,310	884
Other	387	119	82
Income tax expense	$22,008	$52,142	$20,634
Current	$—	$(408)	$375
Deferred	22,008	52,550	20,259
Income tax expense	$22,008	$52,142	$20,634

We derive a tax deduction when employees and directors exercise options granted under our stock option plans.  To the extent these tax deductions are used to reduce currently payable taxes in any period, we record a tax benefit for the excess of the tax deduction over cumulative book compensation expense as additional paid-in capital and as a financing cash flow in the accompanying consolidated financial statements.  At December 31, 2012, our cumulative tax loss carryforwards were approximately $371.1 million, of which $21.8 million relates to excess tax benefits from exercise of stock options.  The cumulative tax loss carryforwards are scheduled to expire if not utilized between 2023 and 2027.

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

generation of future taxable income during the periods in which those temporary differences become deductible. If it is more likely than not that some portion or all of the assets will not be realized, the assets are reduced by a valuation allowance. Based on our analysis of future taxable income, no valuation allowance is required.

The Company and its subsidiaries file federal income tax returns with the United States Internal Revenue Service (“IRS”) and state income tax returns in various state tax jurisdictions.  As a general rule, the Company’s tax returns for fiscal years after 2008 currently remain subject to examination by appropriate taxing authorities.  None of our income tax returns are under examination at this time.  We do not have any uncertain tax positions as of December 31, 2012 and 2011.

8.                          Derivatives

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to December 31, 2012.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps

	Oil		Gas
	Bbls	Price	MMBtu (a)	Price
Production Period:
1st Quarter 2013	665,000	$93.70	400,000	$3.34
2nd Quarter 2013	648,000	$93.94	390,000	$3.34
3rd Quarter 2013	300,000	$104.60	360,000	$3.34
4th Quarter 2013	300,000	$104.60	330,000	$3.34
2014	600,000	$99.30	—	$—
	2,513,000		1,480,000

(a)	One MMBtu equals one Mcf at a Btu factor of 1,000.

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of our commodity derivatives.  A $1 per barrel change in the price of oil and a $0.50 per MMBtu change in the price of gas would change the fair value of our outstanding commodity derivatives at December 31, 2012 by approximately $3.2 million.

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

Effect of Derivative Instruments on the Consolidated Balance Sheets

	Fair Value of Derivative Instruments as of December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives not designated as hedging instruments:
Commodity derivatives	Fair value of derivatives:		Fair value of derivatives:
	Current	$7,495	Current	$—
	Non-current	4,236	Non-current	—
Total		$11,731		$—

	Fair Value of Derivative Instruments as of December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives not designated as hedging instruments:
Commodity derivatives	Fair value of derivatives:		Fair value of derivatives:
	Current	$—	Current	$5,633
	Non-current	—	Non-current	494
Total		$—		$6,127

Gross to Net Presentation Reconciliation of Derivative Assets and Liabilities

	December 31, 2012
	Assets	Liabilities
	(In thousands)
Fair value of derivatives — gross presentation	$17,851	$6,120
Effects of netting arrangements	(6,120)	(6,120)
Fair value of derivatives — net presentation	$11,731	$—

	December 31, 2011
	Assets	Liabilities
	(In thousands)
Fair value of derivatives — gross presentation	$26	$6,153
Effects of netting arrangements	(26)	(26)
Fair value of derivatives — net presentation	$—	$6,127

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All of our derivative contracts are with JPMorgan Chase Bank, N.A.  We have elected to net the outstanding positions with this counterparty between current and noncurrent assets or liabilities since we have the right to settle these positions on a net basis.

Effect of Derivative Instruments Recognized in Earnings on the Consolidated Statements of Operations and Comprehensive Income (Loss)

	Amount of Gain or (Loss) Recognized in Earnings
	Year Ended December 31, 2012
Location of Gain or (Loss) Recognized in Earnings	Realized	Unrealized	Total
	(In thousands)
Derivatives not designated as hedging instruments:
Commodity derivatives:
Other income (expense) - Gain (loss) on derivatives	$(3,410)	$17,858	$14,448
Total	$(3,410)	$17,858	$14,448

	Amount of Gain or (Loss) Recognized in Earnings
	Year Ended December 31, 2011
Location of Gain or (Loss) Recognized in Earnings	Realized	Unrealized	Total
	(In thousands)
Derivatives not designated as hedging instruments:
Commodity derivatives:
Other income (expense) - Gain (loss) on derivatives	$42,521	$4,506	$47,027
Total	$42,521	$4,506	$47,027

	Amount of Gain or (Loss) Recognized in Earnings
	Year Ended December 31, 2010
Location of Gain or (Loss) Recognized in Earnings	Realized	Unrealized	Total
	(In thousands)
Derivatives not designated as hedging instruments:
Commodity derivatives:
Other income (expense) - Gain (loss) on derivatives	$9,875	$(9,153)	$722
Total	$9,875	$(9,153)	$722

9.                          Fair Value of Financial Instruments

Cash and cash equivalents, receivables, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments.  Indebtedness under our secured bank credit facility was estimated to have a fair value approximating the carrying amount since the interest rate is generally market sensitive.

The financial assets and liabilities measured on a recurring basis at December 31, 2012 and 2011 were commodity derivatives. The fair value of all derivative contracts is reflected on the balance sheet as detailed in the following schedule:

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2012	2011
	Significant Other Observable Inputs
Description	(Level 2)
	(In thousands)
Assets:
Fair value of commodity derivatives	$11,731	$—
Total assets	$11,731	$—
Liabilities:
Fair value of commodity derivatives	$—	$6,127
Total liabilities	$—	$6,127

Fair Value of Other Financial Instruments

We estimate the fair value of our 2019 Senior Notes using quoted market prices (Level 1 inputs). Fair value is compared to the carrying value in the table below:

	December 31, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
Description	Amount	Fair Value	Amount	Fair Value
(In thousands)
7.75% Senior Notes due 2019	$349,585	$348,700	$349,535	$334,300

10.                          Compensation Plans

Stock-Based Compensation

Initially, we reserved 86,300 shares of Common Stock for issuance under the Outside Directors Stock Option Plan (“Directors Plan”).  Since the inception of the Directors Plan, CWEI has issued options covering 52,000 shares of Common Stock at option prices ranging from $3.25 to $41.74 per share.  All outstanding options expire ten years from the grant date and are fully exercisable upon issuance.  No options were granted under the Directors Plan in 2012 or 2011.  At December 31, 2012, 5,000 options were outstanding under this plan.  In December 2009, the Board reduced the number of shares available for issuance under the Directors Plan to a level sufficient to cover only the remaining outstanding shares.

The following table sets forth certain information regarding our stock option plans as of and for the year ended December 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at January 1, 2012	6,000	$28.86
Exercised (b)	(1,000)	$12.14
Outstanding at December 31, 2012	5,000	$32.21	3.0	$40,700
Vested at December 31, 2012	5,000	$32.21	3.0	$40,700
Exercisable at December 31, 2012	5,000	$32.21	3.0	$40,700

(a)	Based on closing price at December 31, 2012 of $40.00 per share.

(b)	Cash received for options exercised totaled $12,140.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information with respect to options outstanding at December 31, 2012, all of which were granted under the Directors Plan and are currently exercisable.

	Outstanding and Exercisable Options
			Weighted
	Shares	Weighted Average Exercise Price	Average Remaining Life in Years
Range of exercise prices:
$22.90 - $41.74	5,000	$32.21	3.0

The following table presents certain information regarding stock-based compensation amounts for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
	(In thousands, except per share)
Weighted average grant date fair value of options granted per share	$—	$—	$—
Intrinsic value of options exercised	$28	$594	$261

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

We recognize compensation expense related to the APO Partnerships based on the estimated value of economic interests conveyed to the participants.  Estimated compensation expense applicable to the APO Reward Plan and SWR Reward Plan is recognized over the applicable vesting periods, which range from two years to five years.  We recorded a credit to compensation expense of $404,000 in 2012, $12.9 million expense in 2011, and $13.9 million expense in 2010 in connection with all non-equity award plans.  Aggregate compensation under non-equity award plans is reflected on the balance sheet as detailed in the following schedule:

	December 31, 2012	December 31, 2011
	(In thousands)
Current liabilities:
Accrued liabilities and other	$2,220	$1,994
Non-current liabilities:
Accrued compensation under non-equity award plans	20,058	20,757
Total accrued compensation under non-equity award plans	$22,278	$22,751

11.                          Transactions with Affiliates

The Company and other entities (the “Williams Entities”) controlled by Mr. Williams are parties to an agreement (the “Service Agreement”) pursuant to which the Company furnishes services to, and receives services from, such entities.  Under the Service Agreement, as amended from time to time, CWEI provides legal, computer, payroll and benefits administration, insurance administration, tax preparation services, tax planning services, and financial and accounting services to the Williams Entities, as well as technical services with respect to certain oil and gas properties owned by the Williams Entities.  The Williams Entities provide business entertainment to or for the benefit of CWEI.  The following table summarizes the charges to and from the Williams Entities for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
	(In thousands)
Amounts received from the Williams Entities:
Service Agreement:
Services	$671	$566	$513
Insurance premiums and benefits	920	821	859
Reimbursed expenses	566	371	319
	$2,157	$1,758	$1,691
Amounts paid to the Williams Entities:
Rent(a)	$1,478	$843	$811
Service Agreement:
Business entertainment(b)	116	116	116
Reimbursed expenses	267	289	146
	$1,861	$1,248	$1,073

(a)	Rent amounts were paid to a Partnership within the Williams Entities. The Company owns 31.9% of the Partnership and affiliates of the Company own 23.3%.

(b)	Consists of hunting and fishing rights pertaining to land owned by affiliates of Mr. Williams.

Accounts receivable from affiliates and accounts payable to affiliates include, among other things, amounts for customary charges by the Company as operator of certain wells in which affiliates own an interest.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.                   Other Operating Revenues and Expenses

Net other operating revenues and expenses for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
	(In thousands)
Other operating revenues:
Gain on sales of assets	$1,496	$15,744	$3,680
Net marketing revenue	581	—	—
Total other operating revenues	$2,077	$15,744	$3,680
Other operating expenses:
Loss on sales of assets	$(523)	$(945)	$(1,655)
Impairment of inventory	(510)	(721)	(95)
Total other operating expenses	$(1,033)	$(1,666)	$(1,750)

In February 2011, we sold two 2,000 horsepower drilling rigs and related equipment for $22 million of total consideration.  In connection with the sale, we recorded a gain of $13.2 million during the first quarter of 2011. Proceeds from the sale consisted of $11 million cash and an $11 million promissory note that was subsequently exchanged for a membership interest in Dalea Investment Group, LLC in June 2012 (See Note 13). In 2011, we also sold certain interests in two prospects in South Louisiana and recorded a gain of $852,000.

In June 2010, we sold our interests in 22 operated and 76 non-operated producing wells in North Louisiana for net proceeds of $73.1 million, after giving effect to customary closing adjustments and the allocation of approximately $2 million of proceeds to applicable APO Partnerships (see Note 10), resulting in a loss on the sale of approximately $1.4 million.  Proceeds from the sale were used to repay indebtedness under our revolving credit facility.  The assets that were sold in this transaction represented substantially all of our proved oil and gas properties in North Louisiana but did not meet the criteria for treatment as discontinued operations under applicable accounting standards.  Additionally in August 2010, we sold our interest in a non-operated well and related leasehold interests in North Louisiana for net proceeds of $2.9 million, all of which was recorded as a gain on sale of assets.

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

13.    Investment in Dalea Investment Group, LLC

In June 2012, we cancelled an $11 million note receivable (see Note 12) in exchange for a 7.66% non-controlling membership interest in Dalea Investment Group, LLC (“Dalea”), an international oilfield services company formed in March 2012.  Since the membership interests in Dalea are privately-held and are not traded in an active market, our investment in Dalea is carried at cost of $11 million.  As of December 31, 2012, we have performed a qualitative assessment and determined there has been no indication of any impairment of our investment in Dalea.

14.                   Commitments and Contingencies

Leases

We lease office space from affiliates and nonaffiliates under noncancelable operating leases.  Rental expense pursuant to the office leases amounted to $1.6 million, $1 million and $1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum payments under noncancelable leases at December 31, 2012, are as follows:

	Leases
	Capital(a)	Operating(b)	Total
	(In thousands)
2013	$1,083	$3,960	$5,043
2014	609	3,819	4,428
2015	209	3,843	4,052
Thereafter	—	3,865	3,865
Total minimum lease payments	$1,901	$15,487	$17,388

(a)          Relates to vehicle leases.
(b)         Includes leases for two drilling rigs.

Legal Proceedings

We are currently the defendant in a lawsuit where the plaintiffs are suing for the cost of remediating a lease on which operations were commenced in the 1930s. We were brought into the suit as the successor through a series of mergers to an earlier lessee, and never owned or operated the lease. The portion of the lease in our chain of title is 40 acres, and the lands subject to plaintiffs' claims are less than 3 acres. The plaintiffs contend that the cost to remediate the surface could be as much as $8 million. We have undertaken certain remediation operations which we believe will substantially reduce any potential exposure. We strongly deny liability and will vigorously defend the suit. We believe that it is reasonably possible that these claims will ultimately be held to be time barred. This case is scheduled for trial in June 2013.

We are also a defendant in several other lawsuits that have arisen in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect any of these to have a material adverse effect on our consolidated financial condition or results of operations.

15.                   Impairment of Property and Equipment

We impair our long-lived assets, including oil and gas properties and contract drilling equipment, when estimated undiscounted future net cash flows of an asset are less than its carrying value.  The amount of any such impairment is recognized based on the difference between the carrying value and the estimated fair value of the asset.  We categorize the measurement of fair value of these assets as Level 3 inputs.  We estimate the fair value of the impaired property by applying weighting factors to fair values determined under three different methods: discounted cash flow method, flowing daily production method and proved reserves per BOE method.  We then assign applicable weighting factors based on the relevant facts and circumstances.  We recorded provisions for impairment of proved properties triggered by a combination of well performance and lower reserve estimates due to performance and changes in oil and gas prices aggregating $5.9 million in 2012, $10.4 million in 2011, and $11.9 million in 2010 to reduce the carrying value of those properties to their estimated fair values.  The 2012 provision related to $5.4 million for certain non-core properties in the Permian Basin.  The 2011 provision related to $10.4 million for certain non-core properties in the Permian Basin and other non-core areas.  The 2010 provision related primarily to $11.1 million for certain non-core properties in the Permian Basin.

Unproved properties are nonproducing and do not have estimable cash flow streams.  Therefore, we estimate the fair value of individually significant prospects by obtaining, when available, information about recent market transactions in the vicinity of the prospects and adjust the market data as needed to give consideration to the proximity of the prospects to known fields and reservoirs, the extent of geological and geophysical data on the prospects, the remaining terms of leases holding the acreage in the prospects, recent drilling results in the vicinity of the prospects, and other risk-related factors such as drilling and completion costs, estimated product prices and other economic factors.  Individually insignificant prospects are grouped and impaired based on remaining lease terms and our historical experience with similar prospects.  Based on the assessments previously discussed, we will impair our unproved oil and gas properties when we determine that a prospect’s carrying value exceed its estimated fair value.  We categorize the measurement of fair value of these assets as Level 3 inputs. We recorded provisions for impairment of unproved properties aggregating $1.4 million, $6.2 million and $7.8 million in 2012, 2011 and 2010, respectively, and charged these impairments to abandonments and impairments in the accompanying consolidated statements of operations and comprehensive income (loss).

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.                   Costs of Oil and Gas Properties

The following table sets forth certain information with respect to costs incurred in connection with the Company’s oil and gas producing activities during the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
	(In thousands)
Property acquisitions:
Proved	$41,098	$—	$9,556
Unproved	72,235	61,236	29,680
Developmental costs	349,972	328,418	238,197
Exploratory costs	10,898	27,425	7,528
Total	$474,203	$417,079	$284,961

The following table sets forth the capitalized costs for oil and gas properties as of December 31, 2012 and 2011.

	2012	2011
	(In thousands)
Proved properties	$2,482,185	$2,021,181
Unproved properties	88,618	81,904
Total capitalized costs	2,570,803	2,103,085
Accumulated depletion	(1,234,626)	(1,095,197)
Net capitalized costs	$1,336,177	$1,007,888

17.                   Segment Information

We have two reportable operating segments, which are oil and gas exploration and production and contract drilling services. The following tables present selected financial information regarding our operating segments for 2012, 2011 and 2010.

		Contract	Intercompany	Consolidated
For the Year Ended December 31, 2012	Oil and Gas	Drilling	Eliminations	Total
	(In thousands)
Revenues	$407,194	$57,218	$(41,360)	$423,052
Depreciation, depletion and amortization(a)	140,967	14,442	(6,778)	148,631
Other operating expenses(b)	176,922	52,678	(34,972)	194,628
Interest expense	38,664	—	—	38,664
Other (income) expense	(15,979)	(3)	—	(15,982)
Income (loss) before income taxes	66,620	(9,899)	390	57,111
Income tax (expense) benefit	(25,473)	3,465	—	(22,008)
Net income (loss)	$41,147	$(6,434)	$390	$35,103
Total assets	$1,535,544	$64,045	$(25,005)	$1,574,584
Additions to property and equipment	$510,924	$15,207	$390	$526,521

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Contract	Intercompany	Consolidated
For the Year Ended December 31, 2011	Oil and Gas	Drilling	Eliminations	Total
	(In thousands)
Revenues	$422,368	$52,716	$(48,656)	$426,428
Depreciation, depletion and amortization(a)	112,863	12,214	(9,842)	115,235
Other operating expenses(b)	174,027	44,318	(38,957)	179,388
Interest expense	32,919	—	—	32,919
Other (income) expense	(33,280)	(13,799)	—	(47,079)
Income (loss) before income taxes	135,839	9,983	143	145,965
Income tax (expense) benefit	(48,648)	(3,494)	—	(52,142)
Net income (loss)	$87,191	$6,489	$143	$93,823
Total assets	$1,178,725	$62,846	$(15,300)	$1,226,271
Additions to property and equipment	$395,292	$17,578	$143	$413,013

		Contract	Intercompany	Consolidated
For the Year Ended December 31, 2010	Oil and Gas	Drilling	Eliminations	Total
	(In thousands)
Revenues	$331,631	$35,269	$(35,269)	$331,631
Depreciation, depletion and amortization(a)	111,353	10,044	(8,344)	113,053
Other operating expenses(b)	139,212	26,916	(25,494)	140,634
Interest expense	24,397	5	—	24,402
Other (income) expense	(4,030)	—	—	(4,030)
Income (loss) before income taxes	60,699	(1,696)	(1,431)	57,572
Income tax (expense) benefit	(21,228)	594	—	(20,634)
Net income (loss)	$39,471	$(1,102)	$(1,431)	$36,938
Total assets	$854,621	$48,414	$(12,118)	$890,917
Additions to property and equipment	$270,108	$16,978	$(1,431)	$285,655

(a)	Includes impairment of property and equipment.

(b)
Includes the following expenses:  production, exploration, midstream services, drilling rig services, accretion of asset retirement obligations, general and administrative, and other operating expenses.

18.                   Guarantor Financial Information

In March and April 2011, we issued $350 million of aggregate principal amount of 2019 Senior Notes (see Note 3).  Presented below is condensed consolidated financial information of CWEI (“Issuer”) and the Issuer’s material wholly owned subsidiaries, all of which have jointly and severally, irrevocably and unconditionally guaranteed the performance and payment when due of all obligations under the 2019 Senior Notes and are referred to as “Guarantor Subsidiaries” in the following condensed consolidating financial statements.  The guarantee by a Guarantor Subsidiary of the 2019 Senior Notes may be released under certain customary circumstances as set forth in the indenture.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The financial information which follows sets forth our condensed consolidating financial statements as of and for the periods indicated.
Condensed Consolidating Balance Sheet December 31, 2012 (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Adjustments/ Eliminations	Consolidated
Current assets	$133,080	$224,210	$(232,820)	$124,470
Property and equipment, net	1,053,453	366,905	—	1,420,358
Investments in subsidiaries	305,899	—	(305,899)	—
Fair value of derivatives	4,236	—	—	4,236
Other assets	12,112	13,408	—	25,520
Total assets	$1,508,780	$604,523	$(538,719)	$1,574,584
Current liabilities	$241,200	$112,534	$(232,820)	$120,914
Non-current liabilities:
Long-term debt	809,585	—	—	809,585
Deferred income taxes	143,699	117,950	(105,819)	155,830
Other	41,499	68,140	—	109,639
	994,783	186,090	(105,819)	1,075,054
Equity	272,797	305,899	(200,080)	378,616
Total liabilities and equity	$1,508,780	$604,523	$(538,719)	$1,574,584

Condensed Consolidating Balance Sheet December 31, 2011 (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Adjustments/ Eliminations	Consolidated
Current assets	$142,102	$164,515	$(163,674)	$142,943
Property and equipment, net	737,562	329,989	—	1,067,551
Investments in subsidiaries	271,342	—	(271,342)	—
Other assets	13,538	2,239	—	15,777
Total assets	$1,164,544	$496,743	$(435,016)	$1,226,271
Current liabilities	$233,729	$86,175	$(163,674)	$156,230
Non-current liabilities:
Long-term debt	529,535	—	—	529,535
Fair value of derivatives	494	—	—	494
Deferred income taxes	141,923	111,662	(119,376)	134,209
Other	34,738	27,564	—	62,302
	706,690	139,226	(119,376)	726,540
Equity	224,125	271,342	(151,966)	343,501
Total liabilities and equity	$1,164,544	$496,743	$(435,016)	$1,226,271

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended December 31, 2012 (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Adjustments/ Eliminations	Consolidated
Total revenue	$291,782	$132,690	$(1,420)	$423,052
Costs and expenses	230,033	114,646	(1,420)	343,259
Operating income (loss)	61,749	18,044	—	79,793
Other income (expense)	(25,495)	2,813	—	(22,682)
Equity in earnings of subsidiaries	13,557	—	(13,557)	—
Income tax (expense) benefit	(14,708)	(7,300)	—	(22,008)
Net income (loss)	$35,103	$13,557	$(13,557)	$35,103

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended December 31, 2011 (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Adjustments/ Eliminations	Consolidated
Total revenue	$280,359	$147,015	$(946)	$426,428
Costs and expenses	191,012	104,557	(946)	294,623
Operating income (loss)	89,347	42,458	—	131,805
Other income (expense)	6,816	7,344	—	14,160
Equity in earnings of subsidiaries	32,371	—	(32,371)	—
Income tax (expense) benefit	(34,711)	(17,431)	—	(52,142)
Net income (loss)	$93,823	$32,371	$(32,371)	$93,823

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended December 31, 2010 (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Adjustments/ Eliminations	Consolidated
Total revenue	$209,046	$123,396	$(811)	$331,631
Costs and expenses	166,846	87,652	(811)	253,687
Operating income (loss)	42,200	35,744	—	77,944
Other income (expense)	(26,801)	6,429	—	(20,372)
Equity in earnings of subsidiaries	27,412	—	(27,412)	—
Income tax (expense) benefit	(5,873)	(14,761)	—	(20,634)
Net income (loss)	$36,938	$27,412	$(27,412)	$36,938

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2012 (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Adjustments/ Eliminations	Consolidated
Operating activities	$92,521	$89,923	$6,778	$189,222
Investing activities	(432,433)	(36,822)	(6,778)	(476,033)
Financing activities	333,703	(53,691)	—	280,012
Net increase (decrease) in cash and cash equivalents	(6,209)	(590)	—	(6,799)
Cash at the beginning of the period	12,239	5,286	—	17,525
Cash at end of the period	$6,030	$4,696	$—	$10,726

Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2011 (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Adjustments/ Eliminations	Consolidated
Operating activities	$209,886	$60,319	$9,842	$280,047
Investing activities	(389,681)	(5,390)	(9,842)	(404,913)
Financing activities	186,994	(53,323)	—	133,671
Net increase (decrease) in cash and cash equivalents	7,199	1,606	—	8,805
Cash at the beginning of the period	5,040	3,680	—	8,720
Cash at end of the period	$12,239	$5,286	$—	$17,525

Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2010 (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Adjustments/ Eliminations	Consolidated
Operating activities	$114,960	$84,947	$8,344	$208,251
Investing activities	(161,742)	(33,697)	(8,344)	(203,783)
Financing activities	39,983	(49,744)	—	(9,761)
Net increase (decrease) in cash and cash equivalents	(6,799)	1,506	—	(5,293)
Cash at the beginning of the period	11,839	2,174	—	14,013
Cash at end of the period	$5,040	$3,680	$—	$8,720

19.      Subsequent Events

We have evaluated events and transactions that occurred after the balance sheet date of December 31, 2012 and have determined that no events or transactions have occurred that would require recognition in the consolidated financial statements or disclosures in these notes to the consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
SUPPLEMENTAL INFORMATION
(UNAUDITED)

Supplemental Quarterly Financial Data

The following table summarizes results for each of the four quarters in the years ended December 31, 2012 and 2011.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In thousands, except per share)
Year ended December 31, 2012:
Total revenues	$109,069	$104,610	$107,763	$101,610	$423,052
Operating income	$26,795	$20,837	$21,573	$10,588	$79,793
Net income (loss)	$7,779	$32,822	$(7,176)	$1,678	$35,103
Net income (loss) per common share(a):
Basic	$0.64	$2.70	$(0.59)	$0.14	$2.89
Diluted	$0.64	$2.70	$(0.59)	$0.14	$2.89
Weighted average common shares outstanding:
Basic	12,164	12,164	12,164	12,164	12,164
Diluted	12,164	12,164	12,164	12,164	12,164
Year ended December 31, 2011:
Total revenues	$109,173	$109,543	$101,064	$106,648	$426,428
Operating income	$44,036	$45,258	$32,878	$9,633	$131,805
Net income (loss)	$(7,875)	$42,668	$74,523	$(15,493)	$93,823
Net income (loss) per common share(a):
Basic	$(0.65)	$3.51	$6.13	$(1.27)	$7.72
Diluted	$(0.65)	$3.51	$6.13	$(1.27)	$7.71
Weighted average common shares outstanding:
Basic	12,156	12,162	12,163	12,163	12,161
Diluted	12,156	12,163	12,163	12,163	12,162

(a)
The sum of the individual quarterly net income (loss) per share amounts may not agree to the total for the year since each period’s computation is based on the weighted average number of common shares outstanding during each period.

CLAYTON WILLIAMS ENERGY, INC.
SUPPLEMENTAL INFORMATION (Continued)
(UNAUDITED)

Supplemental Oil and Gas Reserve Information

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

We did not have any capital costs relating to exploratory wells pending the determination of proved reserves for the years ended December 31, 2012, 2011 and 2010.

The following table sets forth estimated proved reserves together with the changes therein (oil and NGL in MBbls, gas in MMcf, gas converted to MBOE by dividing MMcf by six) for the years ended December 31, 2012, 2011 and 2010.

	Oil (a)	Gas	MBOE
Proved reserves:
December 31, 2009	20,953	76,103	33,637
Revisions	1,511	4,628	2,282
Extensions and discoveries	18,969	25,343	23,193
Purchases of minerals-in-place	317	190	349
Sales of minerals-in-place	(268)	(16,017)	(2,937)
Production	(3,667)	(10,750)	(5,459)
December 31, 2010	37,815	79,497	51,065
Revisions	(1,802)	(1,227)	(2,007)
Extensions and discoveries	17,570	19,864	20,881
Sales of minerals-in-place	(45)	(664)	(156)
Production	(4,002)	(8,594)	(5,434)
December 31, 2011	49,536	88,876	64,349
Revisions	(5,498)	(6,699)	(6,615)
Extensions and discoveries	16,676	22,604	20,443
Purchases of minerals-in-place	2,474	6,182	3,504
Sales of minerals-in-place	(633)	(555)	(725)
Production	(4,254)	(8,072)	(5,599)
December 31, 2012	58,301	102,336	75,357
Proved developed reserves:
December 31, 2010	24,570	59,409	34,472
December 31, 2011	28,962	61,811	39,264
December 31, 2012	32,685	64,013	43,354

(a)	Includes natural gas liquids.

CLAYTON WILLIAMS ENERGY, INC.
SUPPLEMENTAL INFORMATION (Continued)
(UNAUDITED)

Net downward revisions of 6,615 MBOE consisted of downward revisions of 4,339 MBOE related to performance and downward revisions of 2,276 MBOE related to pricing. Downward price revisions of 2,276 MBOE were attributable to the effects of lower product prices on the estimated quantities of proved reserves.  Substantially all of the downward performance revisions were attributable to our Andrews County Wolfberry program.

The standardized measure of discounted future net cash flows relating to estimated proved reserves as of December 31, 2012, 2011 and 2010 was as follows:

	2012	2011	2010
	(In thousands)
Future cash inflows	$5,085,122	$4,701,004	$3,058,637
Future costs:
Production	(1,819,356)	(1,558,067)	(1,127,744)
Development	(651,292)	(510,709)	(308,420)
Income taxes	(673,686)	(757,253)	(455,980)
Future net cash flows	1,940,788	1,874,975	1,166,493
10% discount factor	(1,000,957)	(936,462)	(482,055)
Standardized measure of discounted net cash flows	$939,831	$938,513	$684,438

Changes in the standardized measure of discounted future net cash flows relating to estimated proved reserves for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
	(In thousands)
Standardized measure, beginning of period	$938,512	$684,438	$364,273
Net changes in sales prices, net of production costs	(196,930)	206,357	192,193
Revisions of quantity estimates	(144,899)	(53,089)	56,190
Accretion of discount	137,369	99,028	45,963
Changes in future development costs, including development costs incurred that reduced future development costs	148,733	84,638	39,689
Changes in timing and other	(58,322)	(45,055)	20,839
Net change in income taxes	76,593	(130,562)	(210,090)
Future abandonment cost, net of salvage	(9,230)	925	(1,107)
Extensions and discoveries	289,999	399,068	441,719
Sales, net of production costs	(277,248)	(305,769)	(244,792)
Purchases of minerals-in-place	80,744	—	9,290
Sales of minerals-in-place	(45,490)	(1,466)	(29,729)
Standardized measure, end of period	$939,831	$938,512	$684,438

CLAYTON WILLIAMS ENERGY, INC.
SUPPLEMENTAL INFORMATION (Continued)
(UNAUDITED)

The estimated present value of future cash flows relating to estimated proved reserves is extremely sensitive to prices used at any measurement period.  The average prices used for each commodity for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Average Price
	Oil (a)	Gas
As of December 31:
2012 (b)	$83.09	$3.70
2011 (b)	$87.61	$5.31
2010 (b)	$72.36	$5.44

(a)	Includes natural gas liquids.

(b)
Average prices for December 31, 2012, 2011 and 2010 were based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period from January through December during each respective calendar year.

S-4