Form 10-Q
period 2013-03-31
CLAYTON WILLIAMS ENERGY INC /DE
filed 2013-05-07
CIK 880115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

There were 12,164,536 shares of Common Stock, $.10 par value, of the registrant outstanding as of May 1, 2013.

CLAYTON WILLIAMS ENERGY, INC.

PART I.  FINANCIAL INFORMATION

Item 1 -	Financial Statements

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands) ASSETS

	March 31, 2013	December 31, 2012
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$18,578	$10,726
Accounts receivable:
Oil and gas sales	36,901	32,371
Joint interest and other, net of allowance for doubtful accounts of $1,471 at March 31, 2013 and $1,193 at December 31, 2012	10,128	16,767
Affiliates	1,360	353
Inventory	39,108	41,703
Deferred income taxes	8,045	8,560
Fair value of derivatives	2,496	7,495
Prepaids and other	6,897	6,495
	123,513	124,470
PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	2,633,160	2,570,803
Pipelines and other midstream facilities	51,075	49,839
Contract drilling equipment	91,423	91,163
Other	20,239	20,245
	2,795,897	2,732,050
Less accumulated depreciation, depletion and amortization	(1,416,492)	(1,311,692)
Property and equipment, net	1,379,405	1,420,358

OTHER ASSETS
Debt issue costs, net	9,720	10,259
Fair value of derivatives	3,146	4,236
Investments and other	17,081	15,261
	29,947	29,756
	$1,532,865	$1,574,584

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands) LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2013	December 31, 2012
	(Unaudited)
CURRENT LIABILITIES
Accounts payable:
Trade	$57,686	$73,026
Oil and gas sales	32,351	32,146
Affiliates	349	164
Accrued liabilities and other	21,082	15,578
	111,468	120,914
NON-CURRENT LIABILITIES
Long-term debt	844,598	809,585
Deferred income taxes	130,486	155,830
Asset retirement obligations	51,468	51,477
Deferred revenue from volumetric production payment	35,350	37,184
Accrued compensation under non-equity award plans	21,179	20,058
Other	909	920
	1,083,990	1,075,054
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share, authorized — 3,000,000 shares; none issued	—	—
Common stock, par value $.10 per share, authorized — 30,000,000 shares: issued and outstanding — 12,164,536 shares at March 31, 2013 and December 31, 2012	1,216	1,216
Additional paid-in capital	152,527	152,527
Retained earnings	183,664	224,873
	337,407	378,616
	$1,532,865	$1,574,584

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited) (In thousands, except per share)

	Three Months Ended
	March 31,
	2013	2012
REVENUES
Oil and gas sales	$98,364	$107,030
Midstream services	896	350
Drilling rig services	5,317	1,552
Other operating revenues	2,290	137
Total revenues	106,867	109,069
COSTS AND EXPENSES
Production	31,489	29,055
Exploration:
Abandonments and impairments	810	1,340
Seismic and other	2,587	2,012
Midstream services	407	258
Drilling rig services	5,068	2,430
Depreciation, depletion and amortization	39,063	31,232
Impairment of property and equipment	69,537	—
Accretion of asset retirement obligations	1,068	699
General and administrative	7,588	15,015
Other operating expenses	133	233
Total costs and expenses	157,750	82,274
Operating income (loss)	(50,883)	26,795
OTHER INCOME (EXPENSE)
Interest expense	(10,571)	(8,763)
Loss on derivatives	(6,535)	(6,909)
Other	1,949	900
Total other income (expense)	(15,157)	(14,772)
Income (loss) before income taxes	(66,040)	12,023
Income tax (expense) benefit	24,831	(4,244)
NET INCOME (LOSS)	$(41,209)	$7,779
Net income (loss) per common share:
Basic	$(3.39)	$0.64
Diluted	$(3.39)	$0.64
Weighted average common shares outstanding:
Basic	12,165	12,164
Diluted	12,165	12,164

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited) (In thousands)

	Common Stock		Additional		Total
	No. of	Par	Paid-In	Retained	Stockholders’
	Shares	Value	Capital	Earnings	Equity
BALANCE,
December 31, 2012	12,165	$1,216	$152,527	$224,873	$378,616
Net loss	—	—	—	(41,209)	(41,209)
BALANCE,
March 31, 2013	12,165	$1,216	$152,527	$183,664	$337,407

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(41,209)	$7,779
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	39,063	31,232
Impairment of property and equipment	69,537	—
Exploration costs	810	1,340
(Gain) loss on sales of assets and impairment of inventory, net	(362)	96
Deferred income tax expense (benefit)	(24,831)	4,244
Non-cash employee compensation	1,471	6,257
Unrealized loss on derivatives	6,090	2,493
Accretion of asset retirement obligations	1,068	699
Amortization of debt issue costs and original issue discount	570	508
Amortization of deferred revenue from volumetric production payment	(2,274)	(864)
Changes in operating working capital:
Accounts receivable	1,102	(2,762)
Accounts payable	(12,386)	(6,772)
Other	5,645	8,083
Net cash provided by operating activities	44,294	52,333
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(74,461)	(164,845)
Proceeds from volumetric production payment	440	44,423
Proceeds from sales of assets	481	1
(Increase) decrease in equipment inventory	3,890	(12,326)
Other	(1,792)	(68)
Net cash used in investing activities	(71,442)	(132,815)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	35,000	95,000
Net cash provided by financing activities	35,000	95,000
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,852	14,518
CASH AND CASH EQUIVALENTS
Beginning of period	10,726	17,525
End of period	$18,578	$32,043
SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$3,244	$1,432

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

1.	Nature of Operations

Clayton Williams Energy, Inc. (a Delaware corporation,)  is an independent oil and gas company engaged in the exploration for and development and production of oil and natural gas primarily in its core areas in Texas, Louisiana and New Mexico.  Unless the context otherwise requires, references to “CWEI” mean Clayton Williams Energy, Inc., the parent company, and references to the “Company”, “we”, “us” or “our” mean Clayton Williams Energy, Inc. and its consolidated subsidiaries.  Approximately 26% of the Company’s outstanding Common Stock is beneficially owned by Clayton W. Williams, Jr. (“Mr. Williams”), Chairman of the Board, President and Chief Executive Officer of the Company, and approximately 25% is owned by a partnership in which Mr. Williams’ adult children are limited partners.

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

In the opinion of management, our unaudited consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 include all adjustments that are necessary for a fair presentation in accordance with GAAP.  These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2012.

3.	Long-Term Debt

Long-term debt consists of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Revolving credit facility, due November 2015	$495,000	$460,000
7.75% Senior Notes due 2019, net of unamortized original issue discount of $402 at March 31, 2013 and $415 at December 31, 2012	349,598	349,585
	$844,598	$809,585

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In November 2012, the banks increased the borrowing base to $585 million from $565 million and increased the maximum credit facility to $585 million from $565 million.  The banks also increased the aggregate commitment to $585 million in November 2012 from $555 million. During the first three months of 2013, we increased indebtedness outstanding under our revolving credit facility by $35 million. At March 31, 2013, we had $495 million of borrowings outstanding under our revolving credit facility, leaving $86 million available on the facility after allowing for outstanding letters of credit totaling $4.1 million.  Subsequent to March 31, 2013, effective with the closing of the transaction to monetize our Wolfberry oil and gas reserves, leasehold interests and facilities in Andrews County, Texas for $215.2 million, the borrowing base under our revolving bank credit facility was reduced from $585 million to $470 million to account for the release of collateral, providing us with approximately $100 million of additional availability under the facility as of April 24, 2013 (see Note 18).

Our revolving credit facility is collateralized primarily by 80% or more of the adjusted engineered value (as defined in our revolving credit facility) of our oil and gas interests evaluated in determining the borrowing base.  The obligations under our revolving credit facility are guaranteed by each of CWEI’s material domestic subsidiaries.

At our election, annual interest rates under our revolving credit facility are determined by reference to (1) LIBOR plus an applicable margin between 1.75% and 2.75% per year or (2) if an alternate base rate loan, the greatest of (A) the prime rate, (B) the federal funds rate plus 0.50%, or (C) one-month LIBOR plus 1% plus, if any of (A), (B) or (C), an applicable margin between 0.75% and 1.75% per year.  We also pay a commitment fee on the unused portion of our revolving credit facility at a rate between 0.375% and 0.50%.  The applicable margins are based on actual borrowings outstanding as a percentage of the borrowing base.  Interest and fees are payable no less often than quarterly.  The effective annual interest rate on borrowings under our revolving credit facility, excluding bank fees and amortization of debt issue costs, for the three months ended March 31, 2013 was 2.8%.

Our revolving credit facility also contains various covenants and restrictive provisions that may, among other things, limit our ability to sell assets, incur additional indebtedness, make investments or loans and create liens.  One such covenant requires that we maintain a ratio of consolidated current assets to consolidated current liabilities of at least 1 to 1.  Another financial covenant prohibits the ratio of our consolidated funded indebtedness to consolidated EBITDAX (determined as of the end of each fiscal quarter for the then most-recently ended four fiscal quarters) from being greater than 4 to 1.  The computations of consolidated current assets, current liabilities, EBITDAX and indebtedness are defined in our revolving credit facility.  We were in compliance with all financial and non-financial covenants at March 31, 2013 and December 31, 2012.

Senior Notes

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

The Indenture contains covenants that restrict our ability to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the 2019 Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant provides that we may only incur indebtedness if the ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) does not exceed certain ratios specified in the Indenture.  These covenants are subject to a number of

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at March 31, 2013 and December 31, 2012.

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

To obtain the funds to finance the aggregate merger consideration, SWR entered into a volumetric production payment (“VPP”) with a third party for upfront cash proceeds of $44.4 million and deferred future advances aggregating $4.7 million.  Under the terms of the VPP, SWR conveyed to the third party a term overriding royalty interest covering approximately 725,000 barrels of oil equivalents ("BOE") of estimated future oil and gas production from certain properties derived from the mergers.  The scheduled volumes under the VPP relate to production months from March 2012 through December 2019 and are to be delivered to, or sold on behalf of, the third party free of all costs associated with the production and development of the underlying properties.  Once the scheduled volumes have been delivered to the third party, the term overriding royalty interest will terminate.  SWR retained the obligation to prudently operate and produce the properties during the term of the VPP, and the third party assumed all risks related to the adequacy of the associated reserves to fully recoup the scheduled volumes and also assumed all risks associated with product prices.  As a result, the VPP has been accounted for as a sale of reserves, with the sales proceeds being deferred and amortized into oil and gas sales as the scheduled volumes are produced (see Note 6).

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$4,118
Oil and gas properties	41,098
Other non-current assets	210
Total assets acquired	45,426

Asset retirement obligations	(6,864)
Total liabilities assumed	(6,864)

Net assets acquired	$38,562

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Asset Retirement Obligations

Changes in asset retirement obligations (“ARO”) are as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Beginning of period	$51,477	$40,794
Additional ARO from new properties	45	7,868
Sales or abandonments of properties	(1,137)	(2,184)
Accretion expense	1,068	3,696
Revisions of previous estimates	15	1,303
End of period	$51,468	$51,477

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

Changes in deferred revenue from the VPP are as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Beginning of period	$37,184	$—
Deferred revenue from VPP	440	45,479
Amortization of deferred revenue from VPP	(2,274)	(8,295)
End of period	$35,350	$37,184

Under the terms of the VPP, SWR conveyed to a third party a term overriding royalty interest covering approximately 725,000 BOE of estimated future oil and gas production. As of March 31, 2013, we have a remaining obligation to deliver approximately 575,000 BOE.

7.	Compensation Plans

Stock-Based Compensation

We presently have options outstanding under a stock option plan for independent directors covering 5,000 shares of Common Stock.  As of March 31, 2013, the options had a weighted average exercise price of $32.21 per share (ranging from $22.90 per share to $41.74 per share), a weighted average remaining contractual term of 2.8 years, and an aggregate intrinsic value of $57,610 (based on a market price at March 31, 2013 of $43.73 per share). No options were granted during the three months ended March 31, 2013 or 2012.

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

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We recognize compensation expense related to the APO Partnerships based on the estimated value of economic interests conveyed to the participants. Estimated compensation expense applicable to the APO Reward Plan and SWR Reward Plan is recognized over the vesting periods, which range from two years to five years. We recorded compensation expense of $1.5 million for the three months ended March 31, 2013 and $6.3 million for the three months ended March 31, 2012 in connection with all non-equity award plans. Aggregate compensation under non-equity award plans is reflected on the balance sheet as detailed in the following schedule:

	March 31, 2013	December 31, 2012
	(In thousands)
Current liabilities:
Accrued liabilities and other	$2,569	$2,220
Non-current liabilities:
Accrued compensation under non-equity award plans	21,179	20,058
Total accrued compensation under non-equity award plans	$23,748	$22,278

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Derivatives

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to March 31, 2013.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps:

	Oil		Gas
	Bbls	Price	MMBtu (a)	Price
Production Period:
2nd Quarter 2013	648,000	$93.94	390,000	$3.34
3rd Quarter 2013	300,000	$104.60	360,000	$3.34
4th Quarter 2013	300,000	$104.60	330,000	$3.34
2014	600,000	$99.30	—	$—
	1,848,000		1,080,000

(a)	One MMBtu equals one Mcf at a Btu factor of 1,000.

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of our commodity derivatives.  A $1 per barrel change in the price of oil and a$.50 per MMBtu change in the price of gas would change the fair value of our commodity derivatives by approximately $2.3 million.

Accounting For Derivatives

We did not designate any of our currently open commodity derivatives as cash flow hedges; therefore, all changes in the fair value of these contracts prior to maturity, plus any realized gains or losses at maturity, are recorded as other income (expense) in our statements of operations and comprehensive income (loss).

Effect of Derivative Instruments on the Consolidated Balance Sheets

	Fair Value of Derivative Instruments as of March 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives not designated as hedging instruments:
Commodity derivatives	Fair value of derivatives:		Fair value of derivatives:
	Current	$2,496	Current	$—
	Non-current	3,146	Non-current	—
Total		$5,642		$—

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value of Derivative Instruments as of December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives not designated as hedging instruments:
Commodity derivatives	Fair value of derivatives:		Fair value of derivatives:
	Current	$7,495	Current	$—
	Non-current	4,236	Non-current	—
Total		$11,731		$—

Gross to Net Presentation Reconciliation of Derivative Assets and Liabilities

	March 31, 2013
	Assets	Liabilities
	(In thousands)
Fair value of derivatives — gross presentation	$10,910	$5,268
Effects of netting arrangements	(5,268)	(5,268)
Fair value of derivatives — net presentation	$5,642	$—

	December 31, 2012
	Assets	Liabilities
	(In thousands)
Fair value of derivatives — gross presentation	$17,851	$6,120
Effects of netting arrangements	(6,120)	(6,120)
Fair value of derivatives — net presentation	$11,731	$—

All of our derivative contracts are with JPMorgan Chase Bank, N.A.  We have elected to net the outstanding positions with this counterparty between current and noncurrent assets or liabilities since we have the right to settle these positions on a net basis.

Effect of Derivative Instruments Recognized in Earnings on the Consolidated Statements of Operations and Comprehensive Income (Loss)

	Amount of Gain or (Loss) Recognized in Earnings
	Three Months Ended
Location of Gain or (Loss)	March 31, 2013			March 31, 2012
Recognized in Earnings	Realized	Unrealized	Total	Realized	Unrealized	Total
		(In thousands)			(In thousands)
Derivatives not designated as hedging instruments:
Commodity derivatives:
Other income (expense) -
Loss on derivatives	$(445)	$(6,090)	$(6,535)	$(4,416)	$(2,493)	$(6,909)
Total	$(445)	$(6,090)	$(6,535)	$(4,416)	$(2,493)	$(6,909)

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Financial Instruments

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

The financial assets and liabilities measured on a recurring basis at March 31, 2013 and December 31, 2012 were commodity derivatives.  The fair value of all derivative contracts is reflected on the balance sheet as detailed in the following schedule:

	March 31, 2013	December 31, 2012
	Significant Other
	Observable Inputs
Description	(Level 2)
	(In thousands)
Assets:
Fair value of commodity derivatives	$5,642	$11,731
Total assets	$5,642	$11,731
Liabilities:
Fair value of commodity derivatives	$—	$—
Total liabilities	$—	$—

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Other Financial Instruments

We estimate the fair value of our 2019 Senior Notes using quoted market prices (Level 1 inputs). Fair value is compared to the carrying value in the table below:

	March 31, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
Description	Amount	Fair Value	Amount	Fair Value
(In thousands)
7.75% Senior Notes due 2019	$349,598	$350,900	$349,585	$348,700

10.	Income Taxes

Our effective federal and state income tax rate for the three months ended March 31, 2013 of 37.6% differed from the statutory federal rate of 35% due primarily to increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

We file federal income tax returns with the United States Internal Revenue Service (“IRS”) and state income tax returns in various state tax jurisdictions.  Our tax returns for fiscal years after 2009 currently remain subject to examination by appropriate taxing authorities.  None of our income tax returns are under examination at this time.

11.	Other Operating Revenues and Expenses

Net other operating revenues and expenses for the three months ended March 31, 2013 and March 31, 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Other operating revenues:
Gain on sales of assets	$495	$137
Net marketing revenue	1,795	—
Total other operating revenues	$2,290	$137
Other operating expenses:
Loss on sales of assets	$(127)	$—
Impairment of inventory	(6)	(233)
Total other operating expenses	$(133)	$(233)

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

In June 2012, we cancelled an $11 million note receivable in exchange for a 7.66% non-controlling membership interest in Dalea Investment Group, LLC (“Dalea”), an international oilfield services company formed in March 2012.  Since the membership interests in Dalea are privately-held and are not traded in an active market, our investment in Dalea is carried at cost of $11 million.  As of March 31, 2013, we have performed a qualitative assessment and determined there has been no indication of any impairment of our investment in Dalea.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Costs of Oil and Gas Properties

The following sets forth the net capitalized costs for oil and gas properties as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
	(In thousands)
Proved properties	$2,543,299	$2,482,185
Unproved properties	89,861	88,618
Total capitalized costs	2,633,160	2,570,803
Accumulated depletion	(1,335,390)	(1,234,626)
Net capitalized costs	$1,297,770	$1,336,177

14.                   Commitments and Contingencies

Legal Proceedings

We are currently the defendant in a lawsuit where the plaintiffs are suing for the cost of remediating a lease on which operations were commenced in the 1930s. We were brought into the suit as the successor through a series of mergers to an earlier lessee, and we never owned or operated the lease. The portion of the lease in our chain of title is 40 acres, and the lands subject to plaintiffs' claims are less than 3 acres. The plaintiffs contend that the cost to remediate the surface could be as much as $8 million. We have undertaken certain remediation operations which we believe will substantially reduce any potential exposure. We strongly deny liability and will vigorously defend the suit. We believe that it is reasonably possible that these claims will ultimately be held to be time barred. This case is scheduled for trial in June 2013.

We are also a defendant in several other lawsuits that have arisen in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect any of these to have a material adverse effect on our consolidated financial condition or results of operations.

15.	Impairment of Property and Equipment

We impair our long-lived assets, including oil and gas properties and contract drilling equipment, when estimated undiscounted future net cash flows of an asset are less than its carrying value.  The amount of any such impairment is recognized based on the difference between the carrying value and the estimated fair value of the asset.  We categorize the measurement of fair value of these assets as Level 3 inputs.  We estimate the fair value of the impaired property by applying weighting factors to fair values determined under three different methods: discounted cash flow method, flowing daily production method and proved reserves per BOE method. We then assign applicable weighting factors based on the relevant facts and circumstances.  We recorded a provision for impairment of proved properties of $69.5 million for the three months ended March 31, 2013, and we had no provision for impairment of proved properties for the three months ended March 31, 2012.  The impairment for the three months ended March 31, 2013 was related to the write down of our Andrews County Wolfberry assets to their estimated fair value. The assessment of this non-cash charge was triggered by our commitment to monetize the properties in the April 2013 transaction discussed in Note 18.

Unproved properties are nonproducing and do not have estimable cash flow streams. Therefore, we estimate the fair value of individually significant prospects by obtaining, when available, information about recent market transactions in the vicinity of the prospects and adjust the market data as needed to give consideration to the proximity of the prospects to known fields and reservoirs, the extent of geological and geophysical data on the prospects, the remaining terms of leases holding the acreage in the prospects, recent drilling results in the vicinity of the prospects, and other risk-related factors such as drilling and completion costs, estimated product prices and other economic factors. Individually insignificant prospects are grouped and impaired based on remaining lease terms and our historical experience with similar prospects. Based on the assessments previously discussed, we will impair our unproved oil and gas properties when we determine that a prospect’s carrying value exceeds its estimated fair value. We categorize the measurement of fair value of unproved properties as Level 3 inputs. We recorded provisions for impairment of unproved properties aggregating $61,000 for the three months ended March 31, 2013 and $386,000 for the three months ended

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012, and charged these impairments to abandonments and impairments in the accompanying consolidated statements of operations and comprehensive income (loss).

16.	Segment Information

We have two reportable operating segments, which are (1) oil and gas exploration and production and (2) contract drilling services.

The following tables present selected financial information regarding our operating segments for the three months ended March 31, 2013 and 2012:

For the Three Months Ended
March 31, 2013
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total
Revenues	$101,550	$10,712	$(5,395)	$106,867
Depreciation, depletion and amortization (a)	105,540	3,748	(688)	108,600
Other operating expenses (b)	44,019	10,326	(5,195)	49,150
Interest expense	10,571	—	—	10,571
Other (income) expense	4,586	—	—	4,586
Income (loss) before income taxes	(63,166)	(3,362)	488	(66,040)
Income tax (expense) benefit	23,654	1,177	—	24,831
Net income (loss)	$(39,512)	$(2,185)	$488	$(41,209)
Total assets	$1,499,796	$58,548	$(25,479)	$1,532,865
Additions to property and equipment	$73,713	$260	$488	$74,461

For the Three Months Ended
March 31, 2012
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total
Revenues	$107,517	$14,712	$(13,160)	$109,069
Depreciation, depletion and amortization (a)	29,949	3,450	(2,167)	31,232
Other operating expenses (b)	48,547	13,500	(11,005)	51,042
Interest expense	8,763	—	—	8,763
Other (income) expense	6,009	—	—	6,009
Income (loss) before income taxes	14,249	(2,238)	12	12,023
Income tax (expense) benefit	(5,027)	783	—	(4,244)
Net income (loss)	$9,222	$(1,455)	$12	$7,779
Total assets (c)	$1,335,938	$63,903	$(17,656)	$1,382,185
Additions to property and equipment	$156,429	$6,644	$12	$163,085

(a)	Includes impairment of property and equipment.

(b)	Includes the following expenses: production, exploration, midstream services, drilling rig services, accretion of asset retirement obligations, general and administrative and other operating expenses.

(c)
Total assets for 2012 have been revised to adjust the presentation for intercompany payables that were previously netted within total assets. This increased the contract drilling assets by $17.7 million and reduced oil and gas assets by the same $17.7 million.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Guarantor Financial Information

In March and April 2011, we issued $350 million of aggregate principal amount of 2019 Senior Notes (see Note 3).  Presented below is condensed consolidated financial information of CWEI (“Issuer”) and the Issuer’s material wholly owned subsidiaries, all of which have jointly and severally, irrevocably and unconditionally guaranteed the performance and payment when due of all obligations under the 2019 Senior Notes and are referred to as “Guarantor Subsidiaries” in the following condensed consolidating financial statements.  The guarantee by a Guarantor Subsidiary of the 2019 Senior Notes may be released under certain customary circumstances as set for in the indenture.

The financial information which follows sets forth our condensed consolidating financial statements as of and for the periods indicated.

Condensed Consolidating Balance Sheet March 31, 2013 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Adjustments/ Eliminations	Consolidated
Current assets	$120,511	$228,613	$(225,611)	$123,513
Property and equipment, net	1,018,421	360,984	—	1,379,405
Investments in subsidiaries	310,499	—	(310,499)	—
Fair value of derivatives	3,146	—	—	3,146
Other assets	13,359	13,442	—	26,801
Total assets	$1,465,936	$603,039	$(536,110)	$1,532,865
Current liabilities	$228,138	$107,227	$(223,897)	$111,468
Non-current liabilities:
Long-term debt	844,598	—	—	844,598
Deferred income taxes	118,803	119,216	(107,533)	130,486
Other	42,809	66,097	—	108,906
	1,006,210	185,313	(107,533)	1,083,990
Equity	231,588	310,499	(204,680)	337,407
Total liabilities and equity	$1,465,936	$603,039	$(536,110)	$1,532,865

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet December 31, 2012 (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Adjustments/ Eliminations	Consolidated
Current assets	$133,080	$224,210	$(232,820)	$124,470
Property and equipment, net	1,053,453	366,905	—	1,420,358
Investments in subsidiaries	305,899	—	(305,899)	—
Fair value of derivatives	4,236	—	—	4,236
Other assets	12,112	13,408	—	25,520
Total assets	$1,508,780	$604,523	$(538,719)	$1,574,584
Current liabilities	$241,200	$112,534	$(232,820)	$120,914
Non-current liabilities:
Long-term debt	809,585	—	—	809,585
Deferred income taxes	143,699	117,950	(105,819)	155,830
Other	41,499	68,140	—	109,639
	994,783	186,090	(105,819)	1,075,054
Equity	272,797	305,899	(200,080)	378,616
Total liabilities and equity	$1,508,780	$604,523	$(538,719)	$1,574,584

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended March 31, 2013 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Adjustments/ Eliminations	Consolidated
Total revenue	$73,284	$33,583	$—	$106,867
Costs and expenses	127,711	30,039	—	157,750
Operating income (loss)	(54,427)	3,544	—	(50,883)
Other income (expense)	(15,228)	71	—	(15,157)
Equity in earnings of subsidiaries	2,350	—	(2,350)	—
Income tax (expense) benefit	26,096	(1,265)	—	24,831
Net income (loss)	$(41,209)	$2,350	$(2,350)	$(41,209)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended March 31, 2012 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Adjustments/ Eliminations	Consolidated
Total revenue	$77,748	$31,572	$(251)	$109,069
Costs and expenses	59,463	23,062	(251)	82,274
Operating income (loss)	18,285	8,510	—	26,795
Other income (expense)	(16,686)	1,914	—	(14,772)
Equity in earnings of subsidiaries	6,776	—	(6,776)	—
Income tax (expense) benefit	(596)	(3,648)	—	(4,244)
Net income (loss)	$7,779	$6,776	$(6,776)	$7,779

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2013 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Adjustments/ Eliminations	Consolidated
Operating activities	$29,404	$14,202	$688	$44,294
Investing activities	(64,103)	(6,651)	(688)	(71,442)
Financing activities	43,102	(8,102)	—	35,000
Net increase (decrease) in cash and cash equivalents	8,403	(551)	—	7,852
Cash at beginning of period	6,030	4,696	—	10,726
Cash at end of period	$14,433	$4,145	$—	$18,578

Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2012 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Adjustments/ Eliminations	Consolidated
Operating activities	$22,306	$27,860	$2,167	$52,333
Investing activities	(128,737)	(1,911)	(2,167)	(132,815)
Financing activities	121,620	(26,620)	—	95,000
Net increase (decrease) in cash and cash equivalents	15,189	(671)	—	14,518
Cash at beginning of period	12,130	5,395	—	17,525
Cash at end of period	$27,319	$4,724	$—	$32,043

18.	Subsequent Events

We have evaluated events and transactions that occurred after the balance sheet date of March 31, 2013 and have determined that no events or transactions have occurred, other than these shown below, that would require recognition in the consolidated financial statements or disclosures in these notes to the consolidated financial statements.

Asset Sales

On April 24, 2013, we closed a transaction to monetize a substantial portion of our Andrews County Wolfberry oil and gas reserves, leasehold interests and facilities (the “Assets”). At closing, we contributed 5% of the Assets to a newly formed limited partnership in exchange for a 5% general partner interest, and a unit of GE Energy Financial Services contributed cash of $215.2 million to the limited partnership in exchange for a 95% limited partnership interest. The limited partnership then purchased 95% of the Assets from us for $215.2 million, subject to customary closing adjustments, with $26.5 million being placed in escrow pending resolution of certain title requirements and $188.7 million being paid to us. If the title requirements are not satisfied, waived or extended within 180 days, the affected properties will be conveyed back to us and the escrowed funds will be returned to the limited partner. We believe that the defects will be cured timely. Upon the attainment by the limited partner of predetermined rates of return, our general partner interest in the partnership may increase.

Effective with the closing, the borrowing base was reduced from $585 million to $470 million to account for the release of collateral, providing us with approximately $100 million of additional availability under the facility as of April 24, 2013.

Also in April 2013, we sold a 75% interest in our rights to the base of the Delaware formation in approximately 12,000 net undeveloped acres in Loving County, Texas to a third party for $6.8 million. Under the terms of the agreement, the third party is required to carry us for all drilling and completion costs on six wells attributable to our retained 25% working interest. We retained all rights to intervals below the Delaware formation, including the Bone Springs and Wolfcamp formations.

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in our Form 10-K for the year ended December 31, 2012.  Unless the context otherwise requires, references to “CWEI” mean Clayton Williams Energy, Inc., the parent company, and references to the “Company”, “we”, “us” or “our” mean Clayton Williams Energy, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

The information in this Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should, could or may occur in the future are forward-looking statements.  These forward-looking statements are based on management’s current expectations and belief, based on currently available information, as to the outcome and timing of future events and their effect on us.  While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.  All statements concerning our expectations for future operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions.  Our forward-looking statements involve significant risks and uncertainties, many of which are beyond our control, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in our Form 10-K for the year ended December 31, 2012 and in this Form 10-Q.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, incident to the exploration for and development, production and marketing of oil and gas.  These risks include, but are not limited to:

•	the possibility of unsuccessful exploration and development drilling activities;

•	our ability to replace and sustain production;

•	commodity price volatility;

•	domestic and worldwide economic conditions;

•	the availability of capital on economic terms to fund our capital expenditures and acquisitions;

•	our level of indebtedness;

•	the impact of the past or future economic recessions on our business operations, financial condition and ability to raise capital;

•	declines in the value of our oil and gas properties resulting in a decrease in our borrowing base under our revolving credit facility and impairments;

•	the ability of financial counterparties to perform or fulfill their obligations under existing agreements;

•	the uncertainty inherent in estimating proved oil and gas reserves and in projecting future rates of production and timing of development expenditures;

•	drilling and other operating risks;

•	hurricanes and other weather conditions;

•	lack of availability of goods and services;

•	regulatory and environmental risks associated with drilling and production activities;

•	the adverse effects of changes in applicable tax, environmental and other regulatory legislation; and

•	the other risks described in our Form 10-K for the year ended December 31, 2012 and in this Form 10-Q.

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

As previously discussed, should one or more of the risks or uncertainties described above or elsewhere in the Form 10-K for the year ended December 31, 2012 and in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We specifically disclaim all responsibility to publicly update or revise any information contained in a forward-looking statement or any forward-looking statement in its entirety after the date made, whether as a result of new information, future events or otherwise, except as required by law.

All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

Overview

We are engaged in developmental drilling in two primary oil-prone regions, the Permian Basin and Giddings Area, where we have a significant inventory of developmental drilling opportunities.  One core area of the Permian Basin is our Bone Springs/Wolfcamp play (“Wolfbone”) located in the Delaware Basin on the western edge of the Permian Basin.  We are also continuing to exploit Eagle Ford Shale drilling opportunities on our extensive acreage position in the Giddings Area of East Central Texas. During the three months ended March 31, 2013, we spent $68.3 million on exploration and development activities.

Key Factors to Consider

The following summarizes the key factors considered by management in the review of our financial condition and operating performance for the first quarter of 2013 and the outlook for the remainder of 2013.

•
Our oil and gas sales, excluding amortized deferred revenues, decreased $10.1 million, or 9%, from the first quarter 2012.  Price variances accounted for an $11.7 million decrease, and production variances accounted for a $1.6 million increase. In addition, oil and gas sales includes $2.3 million of amortized deferred revenue attributable to the volumetric production payment (“VPP”) we entered into in connection with the SWR mergers in March 2012.

•
Our oil production increased 1% compared to the first quarter 2012. Our NGL production increased 45% while gas production declined 19%.  Prior to 2013, certain purchasers of our casinghead gas accounted for the value of extracted NGL in the price paid for gas production at the wellhead. During the quarter ended March 31, 2013, we began separating these products, when possible, resulting in a reduction in natural gas volumes and an increase in extracted NGL volumes. Periods for 2012 have not been adjusted to conform to the 2013 presentation. Our combined production for the first quarter of 2013 was relatively flat on a barrels of oil equivalent ("BOE") basis compared to the same period in 2012.

•
Production costs increased 8% or $2.4 million for the first quarter of 2013 compared to the first quarter of 2012 due primarily to a combination of an increase in the number of producing wells and higher costs of field services, including increased workover and maintenance activities.

•
We recorded an impairment of proved properties of $69.5 million in the first quarter of 2013 to write down the carrying value of our Andrews County Wolfberry assets to their estimated fair value. Impairment of a proved property group is recognized when the estimated undiscounted future net cash flows of the property group are less than its carrying value. The assessment of this non-cash charge was triggered by our commitment to monetize the properties in the April 2013 transaction.

•
We recorded a $6.5 million net loss on derivatives in the first quarter of 2013, consisting of a $6.1 million unrealized loss for changes in mark-to-market valuations and a $445,000 realized loss on settled contracts.  For the same period in 2012, we recorded a $6.9 million net loss on derivatives, consisting of a $2.5 million unrealized loss for changes in mark-to-market valuations and a $4.4 million realized loss on settled contracts.  Since we do not presently designate our derivatives as cash flow hedges under applicable accounting standards, we recognize the full effect of changing prices on mark-to-market valuations as a current charge or credit to our results of operations.

•
Depreciation, depletion and amortization (“DD&A”) expense increased 25% to $39.1 million in the first quarter of 2013 versus $31.2 million in the first quarter of 2012 due primarily to a 20% increase in the average depletion rate per BOE of production.  Most of the increase in depletion rate related to our Andrews County Wolfberry assets due to a decrease in proved reserves as a percentage of unamortized costs.

•
General and administrative (“G&A”) expenses were $7.6 million in the first quarter of 2013 compared to $15 million in the first quarter of 2012.  Non-cash employee compensation expense from incentive compensation plans accounted for $1.5 million expense in the first quarter of 2013 versus $6.3 million expense in the first quarter of 2012.  G&A expenses, excluding non-cash employee compensation expense, decreased to $6.1 million in the first quarter of 2013 from $8.8 million in the first quarter of 2012. The 2012 period included $1.2 million of expense related to the SWR mergers and charitable contributions of $1 million.

•
Interest expense increased to $10.6 million in the first quarter of 2013 from $8.8 million in the first quarter of 2012 due primarily to the increase in the total aggregate principal amount of our revolving credit facility, which increased from an average daily principal balance of $234.8 million in the first quarter of 2012 to $487 million in the first quarter of 2013.

Recent Exploration and Development Activities

Overview

Since the second quarter of 2009, we have been primarily committed to drilling developmental oil wells in the Permian Basin and the Giddings Area.  We currently plan to spend approximately $246.7 million on exploration and development activities during fiscal 2013, excluding expenditures for midstream facilities.  Our actual expenditures during 2013 may vary significantly from these estimates since our plans for exploration and development activities may change during the remainder of the year.

Factors such as drilling results, changes in operating margins, and the availability of capital resources and other factors, could increase or decrease our actual expenditures during the remainder of fiscal 2013.

Core Areas

Permian Basin

The Permian Basin is a sedimentary basin in West Texas and Southeastern New Mexico known for its large oil and gas deposits from the Permian geologic period.  The Permian Basin covers an area approximately 250 miles wide and 350 miles long and contains commercial accumulations of oil and gas in multiple stratigraphic horizons at depths ranging from 1,000 feet to over 25,000 feet.  The Permian Basin is characterized by an extensive production history, mature infrastructure, long reserve life, multiple producing horizons and enhanced recovery potential.  Although many fields in the Permian Basin have been heavily exploited in the past, higher oil prices and improved technology (including deep horizontal drilling) continue to attract high levels of drilling and recompletion activities.  We gained a significant position in the Permian Basin in 2004 when we acquired Southwest Royalties, Inc.  This acquisition provided us with an inventory of potential drilling and recompletion activities.

We spent $34.8 million in the Permian Basin during the first three months of 2013 on drilling and completion activities and $4 million on leasing and seismic activities.  We drilled and completed 8 gross (7.9 net) operated wells in the Permian Basin and conducted various remedial operations on other wells during the first three months of 2013.  We currently plan to use two to three rigs in the Permian Basin and plan to spend approximately $125 million on drilling and leasing activities in this area during fiscal 2013.  Following is a discussion of our principal assets in the Permian Basin.

Delaware Basin

We currently hold approximately 85,000 net acres in the active Wolfbone resource play in the Delaware Basin in Reeves, Loving, Ward and Winkler Counties, Texas and may earn up to 25,000 additional acres through future drilling commitments under an existing farm-in arrangement. A Wolfbone well is a well that commingles production from the Bone Springs and Wolfcamp formations which are typically encountered at depths of 8,000 to 13,000 feet.  These Permian aged formations in the Delaware Basin are composed of limestone and sandstone. Geology in the Delaware Basin consists of multiple stacked pay zones with both over-pressured and normal-pressured intervals. To date, we have focused on the over-pressured intervals, having drilled 85 wells in the area: 70 vertical Wolfbone wells and 15 horizontal wells targeting multiple Bone Springs/Wolfcamp intervals.

A significant portion of our current and future holdings in this area are associated with a farm-in agreement we entered into in March 2011 with Chesapeake Exploration, L.L.C. (“Chesapeake”) in southern Reeves County, Texas with a term of five years.  Chesapeake's position in the agreement is now held by Shell Exploration and Production (“Shell”). For each well that we drill in the farm-in area that meets certain specified requirements (each, a “carried well”), Shell, or its successors to this agreement, will retain a 25% carried interest, bearing none of the costs to drill and complete a carried well, and we will earn an undivided 75% interest in 640 net acres within the farm-in area.  Under the farm-in agreement, we are obligated to drill or commence drilling operations on at least 20 carried wells each year during the term of the agreement to a maximum of 100 carried wells.  Excess wells drilled during any year may be applied towards our drilling obligations in the next year.  To date, we have been credited for 42 carried wells under this agreement.

 We have completed construction on the core sections of our oil, gas and water disposal pipelines in Reeves County, consisting of 71 miles of oil pipelines with a design capacity of 18,000 barrels of oil per day, 70 miles of gas pipelines with a design capacity of 25,000 Mcf of natural gas per day and 65 miles of salt water disposal pipelines with a design capacity of 20,000 barrels of produced water per day. These facilities may be expanded to accommodate new wells as we continue our development in the area. We spent $2.7 million during the first quarter of 2013 and expect to spend $4.2 million during 2013 on these systems.

We spent approximately $19.6 million on drilling and completion activities and $3 million for leasing activities in the Wolfbone play during the first quarter of 2013.  We plan to spend approximately $87.1 million on drilling and completion activities and $8.2 million on leasing activities in the Wolfbone play during 2013.  We are currently utilizing one rig in this area but may increase the rig count later in the year depending on availability of capital from asset sales and joint venture arrangements, as described under "Liquidity and Capital Resources."

East Permian Basin

We have approximately 37,000 net acres in the emerging Cline Shale play in Glasscock and Sterling Counties. Originally leased as a Wolfberry prospect, to date we have drilled or participated in 22 vertical Wolfberry wells in this area. In 2012, we drilled a horizontal Cline Shale well. Although results from this well were disappointing, we believe that intervening operational factors may have contributed to the lower than anticipated production performance to date. We spent $2 million in the East Permian Basin during the first three months of 2013 on drilling and completion activities primarily on non-operated wells and $1 million on leasing activities, and we currently plan to spend approximately $5 million on similar drilling and leasing activities in this area during 2013.

Giddings Area

Prior to 1998, we concentrated our drilling activities in an oil-prone area we refer to as the Giddings Area.  Most of our wells in the Giddings Area were drilled as horizontal wells, many with multiple laterals in different producing horizons, including the Austin Chalk, Buda and Georgetown formations in East Central Texas.  Hydrocarbons are also encountered in the Giddings Area from other formations, including the Cotton Valley, Deep Bossier, Eagle Ford Shale, and Taylor formations. During the first three months of 2013, we spent approximately $18.4 million in the Giddings Area on drilling and completion activities and $5.3 million for leasing activities in the Giddings Area, and we currently plan to spend approximately $97 million on similar drilling activities in this area during 2013.  Following is a discussion of our principal assets in the Giddings Area.

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

Eagle Ford Shale

The Eagle Ford Shale formation lies immediately beneath the Austin Chalk formation where we have approximately 177,000 net acres in production.  We believe that more than 100,000 net acres in this area may also be prospective for economic Eagle Ford Shale production.  Since July 2011, we have drilled eight horizontal Eagle Ford Shale wells.  Each of these wells has been or will be completed by multi-stage hydraulic fracturing processes using about five million pounds of proppant and 100,000 barrels of water.  We are encouraged by the production results achieved to date, but additional drilling and production data is needed to determine if an Eagle Ford Shale drilling program in this area could be economically viable.  We are currently using one of our drilling rigs in the Giddings Area to drill horizontal wells in the Eagle Ford Shale formation and expect to continue the rig count at this activity level through 2013.

Other

We spent $5.7 million during the quarter ended March 31, 2013 on exploration and development activities in other regions, including South Louisiana, Oklahoma and California.
South Louisiana

During the current quarter, we completed the Christian #1, an exploratory well in Jefferson Parish. We currently plan to spend approximately $4.9 million on drilling and leasing activities in South Louisiana during 2013.

Oklahoma

We currently plan to begin drilling operations in 2013 on certain exploratory prospects in Oklahoma. These prospects were generated over the past two years using data obtained through proprietary 3D seismic shoots and target multiple conventional oil-prone formations encountered above a vertical depth of 6,000 feet. We currently plan to spend approximately $5.8 million on seismic, leasing and drilling activities in this area in 2013.

California

We also plan to conduct limited drilling operations in 2013 on a 1,300 acre lease acquired in 2008 from the city of Whittier. Based on production history from more than 400 wells in the area, we are targeting multiple oil-bearing Miocene sands first encountered at depths above 1,500 feet which we plan to directionally drill in order to maximize exposure to each target sand. We own a 70% working interest in the lease and currently plan to spend approximately $11.5 million, net to our interest, to drill and complete three exploratory wells and construct production facilities on this lease in 2013.

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

Desta Drilling

Through our wholly owned subsidiary, Desta Drilling, L.P. (“Desta Drilling”), we operate 14 drilling rigs, 12 of which we own, and two of which we lease under long-term contracts.  We believe that owning and operating our own rigs helps control our cost structure while providing us flexibility to take advantage of drilling opportunities on a timely basis.  The Desta Drilling rigs are primarily reserved for our use, but are available to conduct contract drilling operations for third parties.  As of April 24, 2013, we were using three of our rigs to drill wells in our developmental drilling programs, one rig was working for a third party and the remaining 10 rigs were idle.  We currently plan to spend $1.8 million in 2013 to refurbish rigs and upgrade our drilling equipment.

Known Trends and Uncertainties

We have an extensive acreage position within the Permian Basin and Giddings Area with a large portion of that acreage currently held by production that will require significant capital to fully develop.  Through asset sales and joint venture arrangements, we expect to achieve a sustainable balance between our future drilling commitments and our anticipated financial resources.  We are unable to give assurance that our drilling results, or the term of any sale or joint venture arrangement would be acceptable to us or provide sufficient capital to meet future drilling commitments.

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

	Three Months Ended March 31,
	2013	2012
Oil and Gas Production Data:
Oil (MBbls)	938	929
Gas (MMcf)	1,626	2,013
Natural gas liquids (MBbls)	145	100
Total (MBOE)	1,354	1,365
Average Realized Prices (a) (b):
Oil ($/Bbl)	$91.26	$100.76
Gas ($/Mcf)	$3.31	$3.86
Natural gas liquids ($/Bbl)	$32.77	$45.87
Loss on Settled Derivative Contracts (b):
($ in thousands, except per unit)
Oil: Net realized loss	$(445)	$(4,416)
Per unit produced ($/Bbl)	$(0.47)	$(4.75)
Average Daily Production:
Oil (Bbls):
Permian Basin Area:
Delaware Basin	1,734	1,102
Other	5,084	5,699
Austin Chalk/Eagle Ford Shale	3,364	2,995
Other	240	413
Total	10,422	10,209
Gas (Mcf):
Permian Basin Area:
Delaware Basin	1,124	649
Other (c)	9,668	12,234
Austin Chalk/Eagle Ford Shale	2,098	2,147
Other	5,177	7,091
Total	18,067	22,121
Natural Gas Liquids (Bbls):
Permian Basin Area:
Delaware Basin	265	—
Other (c)	1,121	746
Austin Chalk/Eagle Ford Shale	218	267
Other	7	86
Total	1,611	1,099
(Continued)

	Three Months Ended March 31,
	2013	2012
Exploration Costs (in thousands):
Abandonment and impairment costs:
South Louisiana	$215	$57
Permian Basin	4	296
Deep Bossier	—	880
Other	591	107
Total	810	1,340
Seismic and other	2,587	2,012
Total exploration costs	$3,397	$3,352
Depreciation, Depletion and Amortization (in thousands):
Oil and gas depletion	$35,436	$29,713
Contract drilling depreciation	3,060	1,283
Other depreciation	567	236
Total depreciation, depletion, and amortization	$39,063	$31,232
Oil and Gas Costs ($/BOE Produced):
Production costs	$23.26	$21.29
Production costs (excluding production taxes)	$19.68	$17.29
Oil and gas depletion	$26.17	$21.77
General and Administrative Expenses (in thousands):
Excluding non-cash employee compensation	$6,117	$8,758
Non-cash employee compensation (d)	1,471	6,257
Total	$7,588	$15,015
Net Wells Drilled (e):
Exploratory Wells	—	1.0
Developmental Wells	12.5	20.0
________

(a)
Oil and gas sales includes $2.3 million for the three months ended March 31, 2013 and $864,000 for the three months ended March 31, 2012 of amortized deferred revenue attributable to the VPP effective March 1, 2012. The calculation of average realized sales prices excludes production of 30,488 barrels of oil and 7,533 Mcf of gas for the three months ended March 31, 2013 and 11,377 barrels of oil and 4,699 Mcf of gas for the three months ended March 31, 2012 associated with the VPP.

(b)	No derivatives were designated as cash flow hedges in the table above. All gains or losses on settled derivatives were included in other income (expense) - gain (loss) on derivatives.

(c)
Prior to 2013, certain purchasers of our casinghead gas accounted for the value of extracted NGL in the price paid for gas production at the wellhead. During the quarter ended March 31, 2013, we began separating these products, when possible, resulting in a reduction in natural gas volumes of approximately 1,900 Mcf per day related to plant shrinkage and an increase in extracted NGL volumes of approximately 500 BOE per day. Periods for 2012 have not been adjusted to conform to the 2013 presentation.

(d)	Non-cash employee compensation relates to our non-equity award plans.

(e)	Excludes wells being drilled or completed at the end of each period.

Operating Results — Three-Month Periods

The following discussion compares our results for the three months ended March 31, 2013 to the comparative period in 2012.  Unless otherwise indicated, references to 2013 and 2012 within this section refer to the three months ended March 31, 2013 and 2012, respectively.

Oil and gas operating results

Oil and gas sales, excluding amortized deferred revenues, decreased $10.1 million, or 9% in 2013, from 2012.  Price variances accounted for an $11.7 million decrease and production variances accounted for a $1.6 million increase.  Oil and gas sales in 2013 also include $2.3 million of amortized deferred revenue attributable to the VPP.  Combined oil and gas production in 2013 (on a BOE basis) was relatively flat compared to 2012.  Our production mix increased from 75% oil and NGL in 2012 to 80% in 2013. Oil production increased 1% in 2013 from 2012. NGL production increased 45% while gas production decreased 19% in 2013 from 2012.  Prior to 2013, certain purchasers of our casinghead gas accounted for the value of extracted NGL in the price paid for gas production at the wellhead. During the quarter ended March 31, 2013, we began separating these products, when possible, resulting in a reduction in natural gas volumes of approximately 1,900 Mcf per day related to plant shrinkage and an increase in extracted NGL volumes of approximately 500 BOE per day. Periods for 2012 have not been adjusted to conform to the 2013 presentation. In 2013, our realized oil price was 9% lower than 2012, and our realized gas price was 14% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, increased 8% to $31.5 million in 2013 as compared to $29.1 million in 2012.  Production costs, excluding production taxes, accounted for a $3 million increase due primarily to a combination of more producing wells and rising costs of field services, including increased workover and maintenance activities.

Oil and gas depletion expense increased $5.7 million from 2012 to 2013 due to a $6 million increase related to rate variances and a $239,000 decrease due to production variances.  On a BOE basis, depletion expense increased 20% to $26.17 per BOE in 2013 from $21.77 per BOE in 2012.  Most of the increase in depletion rate related to our Andrews County Wolfberry assets due to a decrease in proved reserves as a percentage of unamortized costs. Depletion expense per BOE of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration and development activities result in higher finding costs.

We recorded a provision for impairment of property and equipment of $69.5 million in 2013 to write down the carrying value of our Andrews County Wolfberry assets to their estimated fair value. During 2012, we had no provisions for impairment of property and equipment. Impairment of a proved property group is recognized when the estimated undiscounted future net cash flows of the property group are less than its carrying value. The assessment of this non-cash charge was triggered by our commitment to monetize the properties in the April 2013 transaction.

Exploration costs

We follow the successful efforts method of accounting, therefore, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2012 and 2013, we charged to expense $3.4 million of exploration costs.

Contract Drilling Services

We primarily utilize drilling rigs owned by our subsidiary, Desta Drilling, to drill wells in our exploration and development activities.  Drilling services revenues received by Desta Drilling, along with the related drilling services costs pertaining to the net interest owned by CWEI, have been eliminated in our consolidated statements of operations and comprehensive income (loss).  Drilling rig services revenue related to external customers were $5.3 million in 2013 compared to $1.6 million in 2012. Drilling service costs related to external customers were $5.1 million in 2013 compared to $2.4 million in 2012. Contract drilling depreciation for 2013 was $3.1 million compared to $1.3 million in 2012.

General and Administrative

G&A expenses decreased $7.4 million from $15 million in 2012 to $7.6 million in 2013.  Non-cash employee compensation expense related to non-equity incentive plans was $1.5 million in 2013 compared to $6.3 million in 2012.  Excluding employee compensation related to non-equity incentive plans, G&A expenses decreased from $8.8 million in 2012 to $6.1 million in 2013. The 2012 period included $1.2 million of expenses related to the SWR mergers and charitable contributions of $1 million.

Interest expense

Interest expense increased 21% from $8.8 million in 2012 to $10.6 million in 2013.  Interest expense associated with our revolving credit facility increased by $1.9 million due primarily to an increase in borrowings which increased from an average daily principal balance of $234.8 million in 2012 compared to $487 million in 2013.

Gain/loss on derivatives

We did not designate any derivative contracts in 2013 or 2012 as cash flow hedges; therefore, all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  For the three months ended March 31, 2013, we reported a $6.5 million net loss on derivatives, consisting of a $6.1 million non-cash unrealized loss to mark our derivative positions to their fair value at March 31, 2013 and a $445,000 realized loss on settled contracts.  For the three months ended March 31, 2012, we reported a $6.9 million net loss on derivatives, consisting of a $2.5 million non-cash unrealized loss to mark our derivative positions to their fair value at March 31, 2012 and a $4.4 million realized loss on settled contracts.  Because oil and gas prices are volatile, and because we do not account for our derivatives as cash flow hedges, the effect of mark-to-market valuations on our gain/loss on derivatives can cause significant volatility in our results of operations.

Gain/loss on sales of assets and impairment of inventory

We recorded a net gain of $362,000 on sales of assets and impairment of inventory in 2013 compared to a net loss of $96,000 in 2012.  The 2013 gain related primarily to the sale of a certain non-core area in the Permian Basin.  The 2012 loss related primarily to the write-down of inventory to its estimated market value at March 31, 2012. Gain on sales of assets are included in other operating revenues and loss on sales of assets and impairment of inventory are included in other operating expenses in our consolidated statements of operations and comprehensive income (loss).

Income taxes

Our estimated federal and state effective income tax rate in 2013 of 37.6% differed from the statutory federal rate of 35% due primarily to increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

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

At March 31, 2013, we had $495 million of borrowings outstanding under our revolving credit facility, leaving $86 million available on the facility after allowing for outstanding letters of credit totaling $4.1 million. This level of liquidity does not permit us to continue capital spending at the same level as we experienced in 2012. As a result, during 2013, we are taking steps to reduce debt and increase liquidity through a combination of lower capital spending and sales of certain producing properties to achieve what we believe is a sustainable balance between our future capital commitments and our expected financial resources. These actions include the following:

Reduce capital spending

We currently plan to reduce capital spending in 2013 to a level that is more closely aligned with our expected cash flow from operations. We are currently running three rigs; one rig drilling vertical and horizontal wells in the Delaware Basin Wolfbone play, one rig drilling vertical Wolfberry wells in Andrews County, and one rig drilling horizontal Eagle Ford Shale wells in our Giddings Area. At this level of drilling activity, we expect to reduce our 2013 capital spending related to exploration and development activities by approximately 50% to $246.7 million and hold our additional borrowings under our revolving credit facility to less than $50 million in 2013 as compared to $280 million of borrowings in 2012.

Sale of Wolfberry Assets

On April 24, 2013 we closed a transaction to monetize a substantial portion of our Andrews County Wolfberry oil and gas reserves, leasehold interests and facilities (the “Assets”). At closing, we contributed 5% of the Assets to a newly formed limited partnership in exchange for a 5% general partner interest, and a unit of GE Energy Financial Services contributed cash of $215.2 million to the limited partnership in exchange for a 95% limited partnership interest. The limited partnership then purchased 95% of the Assets from us for $215.2 million, subject to customary closing adjustments, with $26.5 million being placed in escrow pending resolution of certain title requirements and $188.7 million being paid to us. If the title requirements are not satisfied, waived or extended within 180 days, the affected properties will be conveyed back to us and the escrowed funds will be returned to the limited partner. We believe that the defects will be cured timely.

Effective with the closing, the borrowing base was reduced from $585 million to $470 million to account for the release of collateral, providing us with approximately $100 million of additional availability under the facility as of April 24, 2013.

Also in April 2013, we sold a 75% interest in our rights to the base of the Delaware formation in approximately 12,000 net undeveloped acres in Loving County, Texas to a third party for $6.8 million. Under the terms of the agreement, the third party is required to carry us for all drilling and completion costs on six wells attributable to our retained 25% working interest. We retained all rights to intervals below the Delaware formation, including the Bone Springs and Wolfcamp formations.

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

Capital expenditures

The following table summarizes, by area, our actual expenditures for exploration and development activities for the first three months of 2013 and our planned expenditures for the year ending December 31, 2013.

	Actual Expenditures Three Months Ended March 31, 2013	Planned Expenditures Year Ending December 31, 2013	2013 Percentage of Total
	(In thousands)
Drilling and Completion
Permian Basin Area:
Delaware Basin	$19,600	$87,100	35%
Other	15,200	28,100	11%
Austin Chalk/Eagle Ford Shale	18,400	77,200	31%
Other	2,200	18,700	8%
	55,400	211,100	85%
Leasing and seismic	12,900	35,600	15%
Exploration and development	$68,300	$246,700	100%

Our expenditures for exploration and development activities for the three months ended March 31, 2013 totaled $68.3 million.  We financed these expenditures for the first three months of 2013 with cash flow from operating activities and $24 million of advances under our revolving credit facility.  We currently plan to spend approximately $246.7 million on exploration and development activities during fiscal 2013 as compared to our previous estimate of $225.6 million. Our actual expenditures during 2013 may vary significantly from these estimates since our plans for exploration and development activities may change during the remainder of the year.  Factors, such as drilling results, changes in operating margins, and the availability of capital resources and other factors, could increase or decrease our actual expenditures during the remainder of fiscal 2013.

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

Cash flow provided by operating activities for the three months ended March 31, 2013 decreased $8 million, or 15.4%, as compared to the corresponding period in 2012 due primarily to an 8% increase in production costs.

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

The borrowing base, which is based on the discounted present value of future net cash flows from oil and gas production, is redetermined by the banks semi-annually in May and November.  We or the banks may also request an unscheduled borrowing base redetermination at other times during the year.  If, at any time, the borrowing base is less than the amount of outstanding credit exposure under our revolving credit facility, we will be required to (1) provide additional security, (2) prepay the principal amount of the loans in an amount sufficient to eliminate the deficiency (or by a combination of such additional security and such prepayment to eliminate such deficiency), or (3) prepay the deficiency in not more than five equal monthly installments plus accrued interest.  In November 2012, the banks increased the borrowing base from $565 million to $585 million and increased the maximum credit facility from $565 million to $585 million. The banks also increased the aggregate commitment from $555 million to $585 million in November 2012.  Subsequent to March 31, 2013, effective with the closing of the transaction to monetize our Wolfberry oil and gas reserves, leasehold interests and facilities in Andrews County, Texas for $215.2 million, the borrowing base under our revolving bank credit facility was reduced from $585 million to $470 million to account for the release of collateral, providing us with approximately $100 million of additional availability under the facility as of April 24, 2013.

Our revolving credit facility is collateralized primarily by 80% or more of the adjusted engineered value (as defined in our revolving credit facility) of our oil and gas interests evaluated in determining the borrowing base.  The obligations under our revolving credit facility are guaranteed by each of CWEI’s material domestic subsidiaries.

At our election, annual interest rates under our revolving credit facility are determined by reference to (1) LIBOR plus an applicable margin between 1.75% and 2.75% per year or (2) if an alternate base rate loan, the greatest of (A) the prime rate, (B) the federal funds rate plus 0.50%, or (C) one-month LIBOR plus 1% plus, if any of (A), (B) or (C), an applicable margin between 0.75% and 1.75% per year.  We also pay a commitment fee on the unused portion of our revolving credit facility at a rate between 0.375% and 0.50%.  The applicable margins are based on actual borrowings outstanding as a percentage of the borrowing base.  Interest and fees are payable no less often than quarterly.  The effective annual interest rate on borrowings under our revolving credit facility, excluding bank fees and amortization of debt issue costs, for the three months ended March 31, 2013 was 2.8%.

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

Working capital computed for loan compliance purposes differs from our working capital computed in accordance with accounting principles generally accepted in the United States (“GAAP”).  Since compliance with financial covenants is a material requirement under the credit facilities, we consider the loan compliance working capital to be useful as a measure of our liquidity because it includes the funds available to us under our revolving credit facility and is not affected by the volatility in working capital caused by changes in fair value of derivatives.  Our GAAP reported working capital was $12 million at March 31, 2013 compared to $3.6 million at December 31, 2012.  After giving effect to the adjustments, our working capital computed for loan compliance purposes was $95.5 million at March 31, 2013, as compared to $117 million at December 31, 2012.

The following table reconciles our GAAP working capital to the working capital computed for loan compliance purposes at March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
	(In thousands)
Working capital per GAAP	$12,045	$3,556
Add funds available under our revolving credit facility	85,950	120,950
Exclude fair value of derivatives classified as current assets or current liabilities	(2,496)	(7,495)
Working capital per loan covenant	$95,499	$117,011

Our revolving credit facility provides that the ratio of our consolidated funded indebtedness to consolidated EBITDAX (the “Leverage Ratio”) (determined as of the last end of each fiscal quarter for the then most-recently ended four fiscal quarters) from being greater than 4 to 1.

We were in compliance with all financial and non-financial covenants at March 31, 2013 and December 31, 2012.  However, if we increase leverage and our liquidity is reduced, we may fail to comply with one or more of these covenants in the future.  If we fail to meet any of these loan covenants, we would ask the banks to waive compliance, amend our revolving credit facility to allow us to become compliant or grant us sufficient time to obtain additional capital resources through alternative means.  If a suitable arrangement could not be reached with the banks, the banks could accelerate the indebtedness and seek to foreclose on the pledged assets.

The lending group under our revolving credit facility includes the following institutions:  JPMorgan Chase Bank, N.A., Union Bank, N.A., Wells Fargo Bank, N.A., The Royal Bank of Scotland plc, Compass Bank, Frost Bank, Natixis, KeyBank, N.A., UBS Loan Finance, LLC, Fifth Third Bank, US Bank, N.A., and Whitney Bank.

 From time to time, we engage in other transactions with lenders under our revolving credit facility.  Such lenders or their affiliates may serve as counterparties to our commodity and interest rate derivative agreements.  As of March 31, 2013, JPMorgan Chase Bank, N.A. was the only counterparty to our commodity derivative agreements.  Our obligations under existing derivative agreements with our lenders are secured by the security documents executed by the parties under our revolving credit facility.

During the first three months of 2013, we increased indebtedness outstanding under our revolving credit facility by $35 million.  At March 31, 2013, we had $495 million of borrowings outstanding under our revolving credit facility, leaving $86 million available on the facility after allowing for outstanding letters of credit totaling $4.1 million.  Subsequent to March 31, 2013, effective with the closing of the transaction to monetize a substantial portion of our Wolfberry oil and gas reserves, leasehold interests and facilities in Andrews County, Texas for $215.2 million, the borrowing base under our revolving bank credit facility was reduced from $585 million to $470 million to account for the release of collateral, providing us with approximately $100 million of additional availability under the facility as of April 24, 2013. Our revolving credit facility matures in November 2015.

Senior Notes

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

The Indenture contains covenants that restrict our ability to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the 2019 Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant provides that we may only incur indebtedness if the ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) does not exceed certain ratios specified in the Indenture.  These covenants are subject to a number of important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at March 31, 2013 and December 31, 2012.

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

Our business is impacted by fluctuations in commodity prices and interest rates.  The following discussion is intended to identify the nature of these market risks, describe our strategy for managing such risks, and to quantify the potential effect of market volatility on our financial condition and results of operations and should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included under Part II - Item 7A of our Form 10-K for the year ended December 31, 2012.

Oil and Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market commodity prices of, and demand for, oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, many of which are beyond our control.  These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic.  We cannot predict future oil and gas commodity prices with any degree of certainty.  Sustained weakness in oil and gas commodity prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that we can produce economically.  Any reduction in reserves, including reductions due to commodity price fluctuations, can reduce the borrowing base under our revolving credit facility and adversely affect our liquidity and our ability to obtain capital for our exploration and development activities.  Similarly, any improvements in oil and gas commodity prices can have a favorable impact on our financial condition, results of operations and capital resources.  Based on December 31, 2012 reserve estimates, we project that a $1 decline in the price per Bbl of oil and a $.50 decline in the price per Mcf of gas from year end 2012 would reduce our gross revenues for the year ending December 31, 2013 by $8.9 million.

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to March 31, 2013. The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps:

	Oil		Gas
	Bbls	Price	MMBtu (a)	Price
Production Period:
2nd Quarter 2013	648,000	$93.94	390,000	$3.34
3rd Quarter 2013	300,000	$104.60	360,000	$3.34
4th Quarter 2013	300,000	$104.60	330,000	$3.34
2014	600,000	$99.30	—	$—
	1,848,000		1,080,000

(a)	One MMBtu equals one Mcf at a Btu factor of 1,000.

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of our commodity derivatives.  A $1 per barrel change in the price of oil and a $.50 per MMBtu change in the price of gas would change the fair value of our commodity derivatives by approximately $2.3 million.

Interest Rates

We are exposed to interest rate risk on our long-term debt with a variable interest rate.  At March 31, 2013, our fixed rate debt maturing 2019 had a carrying value of $349.6 million and an approximate fair value of $350.9 million, based on current market quotes.  We estimate that a hypothetical change in the fair value of our long-term debt resulting from a 100-basis point change in interest rates would be approximately $16.5 million.  Based on our outstanding variable rate indebtedness at March 31, 2013 of $495 million, a change in interest rates of 100-basis points would affect annual interest payments by $5 million.

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

•
it is the conclusion of our chief executive and chief financial officers that as of March 31, 2013 these disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information that is required to be disclosed by the Company in reports filed or submitted with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms established by the SEC.

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A -	Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the U.S. Securities and Exchange Commission on March 5, 2013, and available at www.sec.gov.

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

CLAYTON WILLIAMS ENERGY, INC.

Date:	May 6, 2013	By:	/s/ Mel G. Riggs
Mel G. Riggs
Executive Vice President and Chief Operating Officer

Date:	May 6, 2013	By:	/s/ Michael L. Pollard
Michael L. Pollard
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
**3.1	Second Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to our Form S-2 Registration Statement, Commission File No. 333-13441

**3.2	Certificate of Amendment of Second Restated Certificate of Incorporation of Clayton Williams Energy, Inc., filed as Exhibit 3.1 to our Form 10-Q for the period ended September 30, 2000††

**3.3	Corporate Bylaws of Clayton Williams Energy, Inc., as amended, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 14, 2008††

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
††                Filed under our Commission File No. 001-10924