Form 10-Q
period 2013-06-30
CLAYTON WILLIAMS ENERGY INC /DE
filed 2013-08-05
CIK 880115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There were 12,164,536 shares of Common Stock, $.10 par value, of the registrant outstanding as of August 2, 2013.

CLAYTON WILLIAMS ENERGY, INC.

PART I.  FINANCIAL INFORMATION

Item 1 -	Financial Statements

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands) ASSETS

	June 30, 2013	December 31, 2012
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$16,197	$10,726
Accounts receivable:
Oil and gas sales	35,057	32,371
Joint interest and other, net of allowance for doubtful accounts of $1,181 at June 30, 2013 and $1,193 at December 31, 2012	9,482	16,767
Affiliates	28,297	353
Inventory	37,408	41,703
Deferred income taxes	11,046	8,560
Fair value of derivatives	7,836	7,495
Prepaids and other	7,289	6,495
	152,612	124,470
PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	2,301,588	2,570,803
Pipelines and other midstream facilities	51,765	49,839
Contract drilling equipment	92,766	91,163
Other	20,440	20,245
	2,466,559	2,732,050
Less accumulated depreciation, depletion and amortization	(1,297,882)	(1,311,692)
Property and equipment, net	1,168,677	1,420,358

OTHER ASSETS
Debt issue costs, net	8,548	10,259
Fair value of derivatives	3,164	4,236
Investments and other	16,131	15,261
	27,843	29,756
	$1,349,132	$1,574,584

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands) LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2013	December 31, 2012
	(Unaudited)
CURRENT LIABILITIES
Accounts payable:
Trade	$67,818	$73,026
Oil and gas sales	33,736	32,146
Affiliates	690	164
Accrued liabilities and other	14,698	15,578
	116,942	120,914
NON-CURRENT LIABILITIES
Long-term debt	664,611	809,585
Deferred income taxes	133,724	155,830
Asset retirement obligations	50,872	51,477
Deferred revenue from volumetric production payment	33,437	37,184
Accrued compensation under non-equity award plans	12,230	20,058
Other	938	920
	895,812	1,075,054
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share, authorized — 3,000,000 shares; none issued	—	—
Common stock, par value $.10 per share, authorized — 30,000,000 shares: issued and outstanding — 12,164,536 shares at June 30, 2013 and December 31, 2012	1,216	1,216
Additional paid-in capital	152,527	152,527
Retained earnings	182,635	224,873
	336,378	378,616
	$1,349,132	$1,574,584

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited) (In thousands, except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUES
Oil and gas sales	$93,778	$99,448	$192,142	$206,478
Midstream services	1,331	284	2,227	634
Drilling rig services	3,535	4,578	8,852	6,130
Other operating revenues	272	300	2,562	437
Total revenues	98,916	104,610	205,783	213,679
COSTS AND EXPENSES
Production	26,114	32,318	57,603	61,373
Exploration:
Abandonments and impairments	1,561	646	2,371	1,986
Seismic and other	777	723	3,364	2,735
Midstream services	519	190	926	448
Drilling rig services	4,397	4,399	9,465	6,829
Depreciation, depletion and amortization	35,872	34,593	74,935	65,825
Impairment of property and equipment	19,565	5,711	89,102	5,711
Accretion of asset retirement obligations	1,052	860	2,120	1,559
General and administrative	2,783	4,288	10,371	19,303
Other operating expenses	1,273	45	1,406	278
Total costs and expenses	93,913	83,773	251,663	166,047
Operating income (loss)	5,003	20,837	(45,880)	47,632
OTHER INCOME (EXPENSE)
Interest expense	(10,273)	(9,268)	(20,844)	(18,031)
Gain (loss) on derivatives	4,894	38,666	(1,641)	31,757
Other	(416)	398	1,533	1,298
Total other income (expense)	(5,795)	29,796	(20,952)	15,024
Income (loss) before income taxes	(792)	50,633	(66,832)	62,656
Income tax (expense) benefit	(237)	(17,811)	24,594	(22,055)
NET INCOME (LOSS)	$(1,029)	$32,822	$(42,238)	$40,601
Net income (loss) per common share:
Basic	$(0.08)	$2.70	$(3.47)	$3.34
Diluted	$(0.08)	$2.70	$(3.47)	$3.34
Weighted average common shares outstanding:
Basic	12,165	12,164	12,165	12,164
Diluted	12,165	12,164	12,165	12,164

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited) (In thousands)

	Common Stock		Additional		Total
	No. of	Par	Paid-In	Retained	Stockholders’
	Shares	Value	Capital	Earnings	Equity
BALANCE,
December 31, 2012	12,165	$1,216	$152,527	$224,873	$378,616
Net loss	—	—	—	(42,238)	(42,238)
BALANCE,
June 30, 2013	12,165	$1,216	$152,527	$182,635	$336,378

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(42,238)	$40,601
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	74,935	65,825
Impairment of property and equipment	89,102	5,711
Abandonments and impairments	2,371	1,986
(Gain) loss on sales of assets and impairment of inventory, net	283	(159)
Deferred income tax expense (benefit)	(24,594)	22,055
Non-cash employee compensation	(7,101)	4,394
Unrealized (gain) loss on derivatives	732	(35,328)
Accretion of asset retirement obligations	2,120	1,559
Amortization of debt issue costs and original issue discount	1,774	1,039
Amortization of deferred revenue from volumetric production payment	(4,484)	(3,383)
Changes in operating working capital:
Accounts receivable	3,219	5,257
Accounts payable	(11,523)	(12,827)
Other	(1,710)	536
Net cash provided by operating activities	82,886	97,266
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(133,106)	(313,170)
Proceeds from volumetric production payment	737	44,423
Proceeds from sales of assets	195,277	651
(Increase) decrease in equipment inventory	5,588	(4,137)
Other	(911)	(14)
Net cash provided by (used in) investing activities	67,585	(272,247)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	35,000	170,000
Repayments of long-term debt	(180,000)	—
Net cash provided by (used in) financing activities	(145,000)	170,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,471	(4,981)
CASH AND CASH EQUIVALENTS
Beginning of period	10,726	17,525
End of period	$16,197	$12,544
SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$19,169	$16,841

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

1.	Nature of Operations

Clayton Williams Energy, Inc. (a Delaware corporation,)  is an independent oil and gas company engaged in the exploration for and development and production of oil and natural gas primarily in its core areas in Texas, Louisiana and New Mexico.  Unless the context otherwise requires, references to “CWEI” mean Clayton Williams Energy, Inc., the parent company, and references to the “Company”, “we”, “us” or “our” mean Clayton Williams Energy, Inc. and its consolidated subsidiaries.  Approximately 26% of CWEI's outstanding Common Stock is beneficially owned by Clayton W. Williams, Jr. (“Mr. Williams”), Chairman of the Board, President and Chief Executive Officer of the Company, and approximately 25% is owned by a partnership in which Mr. Williams’ adult children are limited partners.

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

The consolidated financial statements include the accounts of CWEI and its wholly-owned subsidiaries.  We account for our undivided interest in oil and gas limited partnerships using the proportionate consolidation method.  Under this method, we consolidate our proportionate share of assets, liabilities, revenues and expenses of such limited partnerships.  Less than 5% of our consolidated total assets and total revenues are derived from oil and gas limited partnerships.  Substantially all intercompany transactions and balances associated with the consolidated operations have been eliminated.

In the opinion of management, our unaudited consolidated financial statements as of June 30, 2013 and for the three and six month periods ended June 30, 2013 and 2012 include all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation in accordance with GAAP.  These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

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

3.	Long-Term Debt

Long-term debt consists of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
7.75% Senior Notes due 2019, net of unamortized original issue discount of $389 at June 30, 2013 and $415 at December 31, 2012	$349,611	$349,585
Revolving credit facility, due November 2015	315,000	460,000
	$664,611	$809,585

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

The Indenture contains covenants that restrict our ability to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the 2019 Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant provides that we may only incur indebtedness if the ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) does not exceed certain ratios specified in the Indenture.  These covenants are subject to a number of important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at June 30, 2013 and December 31, 2012.

Revolving Credit Facility

We have a credit facility with a syndicate of banks that provides for a revolving line of credit of up to $470 million, limited to the amount of a borrowing base as determined by the banks.  The borrowing base, which is based on the discounted present value of future net cash flows from oil and gas production, is redetermined by the banks semi-annually in May and November.  We or the banks may also request an unscheduled borrowing base redetermination at other times during the year.  If, at any time, the borrowing base is less than the amount of outstanding credit exposure under our revolving credit facility, we will be required to (1) provide additional security, (2) prepay the principal amount of the loans in an amount sufficient to eliminate the deficiency (or by a combination of such additional security and such prepayment eliminate such deficiency), or (3) prepay the deficiency in not more than five equal monthly installments plus accrued interest.

In connection with the sale of our Andrews County assets discussed in Note 5, the banks decreased the borrowing base from $585 million to $470 million and decreased the aggregate commitment from $585 million to $470 million in April 2013. At June 30, 2013, we had $315 million of borrowings outstanding under our revolving credit facility, leaving $149.9 million available under the facility after allowing for outstanding letters of credit totaling $5.1 million.

Our revolving credit facility is collateralized primarily by 80% or more of the adjusted engineered value (as defined in our revolving credit facility) of our oil and gas interests evaluated in determining the borrowing base.  The obligations under our revolving credit facility are guaranteed by each of CWEI’s material domestic subsidiaries except for CWEI Andrews Properties, GP, LLC (see note 18).

At our election, annual interest rates under our revolving credit facility are determined by reference to (1) LIBOR plus an applicable margin between 1.75% and 2.75% per year or (2) if an alternate base rate loan, the greatest of (A) the prime rate, (B) the federal funds rate plus 0.50%, or (C) one-month LIBOR plus 1% plus, if any of (A), (B) or (C), an applicable margin between 0.75% and 1.75% per year.  We also pay a commitment fee on the unused portion of our revolving credit facility at a rate between 0.375% and 0.50%.  The applicable margins are based on actual borrowings outstanding as a percentage of the borrowing base.  Interest and fees are payable no less often than quarterly.  The effective annual interest rate on borrowings under our revolving credit facility, excluding bank fees and amortization of debt issue costs, for the six months ended June 30, 2013 was 2.7%.

Our revolving credit facility also contains various covenants and restrictive provisions that may, among other things, limit our ability to sell assets, incur additional indebtedness, make investments or loans and create liens.  One such covenant requires that we maintain a ratio of consolidated current assets to consolidated current liabilities of at least 1 to 1.  Another financial covenant prohibits the ratio of our consolidated funded indebtedness to consolidated EBITDAX (determined as of the end of each fiscal quarter for the then most-recently ended four fiscal quarters) from being greater than 4 to 1.  The computations of consolidated current assets, current liabilities, EBITDAX and funded indebtedness are defined in our revolving credit facility.  We were in compliance with all financial and non-financial covenants at June 30, 2013 and December 31, 2012.

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

To obtain the funds to finance the aggregate merger consideration, SWR entered into a volumetric production payment (“VPP”) with a third party for upfront cash proceeds of $44.4 million and deferred future advances aggregating $4.7 million.  Under the terms of the VPP, SWR conveyed to the third party a term overriding royalty interest covering approximately 725,000 barrels of oil equivalents ("BOE") of estimated future oil and gas production from certain properties derived from the mergers.  The scheduled volumes under the VPP relate to production months from March 2012 through December 2019 and are to be delivered to, or sold on behalf of, the third party free of all costs associated with the production and development of the underlying properties.  Once the scheduled volumes have been delivered to the third party, the term overriding royalty interest will terminate.  SWR retained the obligation to prudently operate and produce the properties during the term of the VPP, and the third party assumed all risks related to the adequacy of the associated reserves to fully recoup the scheduled volumes and also assumed all risks associated with product prices.  As a result, the VPP has been accounted for as a sale of reserves, with the sales proceeds being deferred and amortized into oil and gas sales as the scheduled volumes are produced (see Note 7).

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$4,118
Oil and gas properties	41,098
Other non-current assets	210
Total assets acquired	45,426

Asset retirement obligations	(6,864)
Total liabilities assumed	(6,864)

Net assets acquired	$38,562

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Sales of Assets

On April 24, 2013, we closed a transaction to monetize a substantial portion of our Andrews County Wolfberry oil and gas reserves, leasehold interests and facilities (the “Assets”). The Assets accounted for approximately 21% of our total proved reserves at December 31, 2012. At closing, we contributed 5% of the Assets to a newly formed limited partnership in exchange for a 5% general partner interest, and a unit of GE Energy Financial Services contributed cash of $215.2 million to the limited partnership in exchange for a 95% limited partnership interest. The limited partnership then purchased 95% of the Assets from us for $215.2 million, subject to customary closing adjustments, with $26.5 million being placed in escrow pending resolution of certain title requirements. If the title requirements are not satisfied, waived or extended within 180 days, the affected properties will be conveyed back to us and the escrowed funds will be returned to the limited partner. We believe that the defects will be cured timely and have recorded the $26.5 million escrow balance as an account receivable from affiliate in the accompanying consolidated balance sheet at June 30, 2013. Upon the attainment by the limited partner of predetermined rates of return, our general partner interest in the partnership may increase.

Also in April 2013, we sold a 75% interest in our rights to the base of the Delaware formation in approximately 12,000 net undeveloped acres in Loving County, Texas to a third party for $6.8 million in cash. Under the terms of the agreement, the third party is required to carry us for all drilling and completion costs on six wells attributable to our retained 25% working interest. We retained all rights to intervals below the Delaware formation, including the Bone Springs and Wolfcamp formations.

6.	Asset Retirement Obligations

We record asset retirement obligations (“ARO”) associated with the retirement of our long-lived assets in the period in which they are incurred and become determinable. Under this method, we record a liability for the expected future cash outflows discounted at our credit-adjusted risk-free interest rate for the dismantlement and abandonment costs, excluding salvage values, of each oil and gas property. We also record an asset retirement cost to the oil and gas properties equal to the ARO liability. The fair value of the asset retirement cost and the ARO liability is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and well life.  The inputs are calculated based on historical data as well as current estimated costs. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset.
The following table reflects the changes in the ARO during the six months ended June 30, 2013 and the year ended December 31, 2012:

	June 30, 2013	December 31, 2012
	(In thousands)
Beginning of period	$51,477	$40,794
Additional ARO from new properties	292	7,868
Sales or abandonments of properties	(3,370)	(2,184)
Accretion expense	2,120	3,696
Revisions of previous estimates	353	1,303
End of period	$50,872	$51,477

7.	Deferred Revenue from Volumetric Production Payment

The net proceeds from the VPP discussed in Note 4 are recorded as a non-current liability in the consolidated balance sheets.  Deferred revenue from VPP will be amortized over the life of the VPP and will be recognized in oil and gas sales in the consolidated statements of operations and comprehensive income (loss).

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the changes in the deferred revenue during the six months ended June 30, 2013 and the year ended December 31, 2012:

	June 30, 2013	December 31, 2012
	(In thousands)
Beginning of period	$37,184	$—
Deferred revenue from VPP	737	45,479
Amortization of deferred revenue from VPP	(4,484)	(8,295)
End of period	$33,437	$37,184

Under the terms of the VPP, SWR conveyed to a third party a term overriding royalty interest covering approximately 725,000 BOE of estimated future oil and gas production. As of June 30, 2013, we have a remaining obligation to deliver approximately 545,000 BOE.

8.	Compensation Plans

Stock-Based Compensation

We presently have options outstanding under a stock option plan for independent directors covering 5,000 shares of Common Stock.  As of June 30, 2013, the options had a weighted average exercise price of $32.21 per share (ranging from $22.90 per share to $41.74 per share), a weighted average remaining contractual term of 2.5 years, and an aggregate intrinsic value of $56,460 (based on a market price at June 30, 2013 of $43.50 per share).  No options were granted during the six months ended June 30, 2013 or 2012.

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

The Compensation Committee has also adopted an APO reward plan (the “APO Reward Plan”) which offers eligible officers, key employees and consultants the opportunity to receive bonus payments that are based on certain profits derived from a portion of our working interest in specified areas where we are conducting drilling and production enhancement operations.  The wells subject to the APO Reward Plan are not included in the APO Incentive Plan.  Likewise, wells included in the APO Incentive Plan are not included in the APO Reward Plan.  Although conceptually similar to the APO Incentive Plan, the APO Reward Plan is a compensatory bonus plan through which we pay participants a bonus equal to a portion of the APO cash flows received by us from our working interest in wells in a specified area.  Unlike the APO Incentive Plan, however, participants in the APO Reward Plan are not immediately vested in all future amounts payable under the plan.  To date, we have granted awards under the APO Reward Plan in 15 specified areas, each of which established a quarterly bonus amount equal to 7% or 10% of the APO cash flow from wells drilled or recompleted in the respective areas after the effective date set forth in each award, which dates range from January 1, 2007 to May 1, 2013.  Of these 15 awards, one award fully vested on November 4, 2011, three awards fully vested on August 9, 2012, three awards fully vested on May 5, 2013, six awards fully vested on June 1, 2013 and two will fully vest on May 1, 2015.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We recognize compensation expense related to the APO Partnerships based on the estimated value of economic interests conveyed to the participants. Estimated compensation expense applicable to the APO Reward Plan and SWR Reward Plan is recognized over the vesting periods, which range from two years to five years. Compensation expense (credit) related to non-equity award plans for the three months ended June 30, 2013 and 2012 and for the six months ended June 30, 2013 and 2012 were ($8.6) million, ($1.9) million, ($7.1) million and $4.4 million, respectively. Credits to expense resulted from the reversal of previously accrued compensation expense attributable to a combination of actual payments of accrued compensation and changes in estimates of future compensation expense.

Aggregate compensation under non-equity award plans is reflected in the accompanying consolidated balance sheets as detailed in the following schedule:

	June 30, 2013	December 31, 2012
	(In thousands)
Current liabilities:
Accrued liabilities and other	$2,947	$2,220
Non-current liabilities:
Accrued compensation under non-equity award plans	12,230	20,058
Total accrued compensation under non-equity award plans	$15,177	$22,278

9.	Derivatives

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to June 30, 2013.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps:

	Oil		Gas
	Bbls	Price	MMBtu (a)	Price
Production Period:
3rd Quarter 2013	300,000	$104.60	360,000	$3.34
4th Quarter 2013	300,000	$104.60	330,000	$3.34
2014	600,000	$99.30	—	$—
	1,200,000		690,000

(a)	One MMBtu equals one Mcf at a Btu factor of 1,000.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of our commodity derivatives.  As of June 30, 2013, a $1 per barrel change in the price of oil and a $.50 per MMBtu change in the price of gas would change the fair value of our commodity derivatives by approximately $1.6 million.

Accounting For Derivatives

We did not designate any of our currently open commodity derivatives as cash flow hedges; therefore, all changes in the fair value of these contracts prior to maturity, plus any realized gains or losses at maturity, are recorded as other income (expense) in our consolidated statements of operations and comprehensive income (loss).

Effect of Derivative Instruments on the Consolidated Balance Sheets

	Fair Value of Derivative Instruments as of June 30, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives not designated as hedging instruments:
Commodity derivatives	Fair value of derivatives:		Fair value of derivatives:
	Current	$7,836	Current	$—
	Non-current	3,164	Non-current	—
Total		$11,000		$—

	Fair Value of Derivative Instruments as of December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives not designated as hedging instruments:
Commodity derivatives	Fair value of derivatives:		Fair value of derivatives:
	Current	$7,495	Current	$—
	Non-current	4,236	Non-current	—
Total		$11,731		$—

Gross to Net Presentation Reconciliation of Derivative Assets and Liabilities

	June 30, 2013
	Assets	Liabilities
	(In thousands)
Fair value of derivatives — gross presentation	$11,211	$211
Effects of netting arrangements	(211)	(211)
Fair value of derivatives — net presentation	$11,000	$—

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2012
	Assets	Liabilities
	(In thousands)
Fair value of derivatives — gross presentation	$17,851	$6,120
Effects of netting arrangements	(6,120)	(6,120)
Fair value of derivatives — net presentation	$11,731	$—

All of our derivative contracts are with JPMorgan Chase Bank, N.A.  We have elected to net the outstanding positions with this counterparty between current and noncurrent assets or liabilities since we have the right to settle these positions on a net basis.

Effect of Derivative Instruments Recognized in Earnings on the Consolidated Statements of Operations and Comprehensive Income (Loss)

	Amount of Gain or (Loss) Recognized in Earnings
	Three Months Ended			Six Months Ended
Location of Gain or (Loss)	June 30, 2013			June 30, 2013
Recognized in Earnings	Realized	Unrealized	Total	Realized	Unrealized	Total
		(In thousands)			(In thousands)
Derivatives not designated as hedging instruments:
Commodity derivatives:
Other income (expense) -
Gain (loss) on derivatives	$(464)	$5,358	$4,894	$(909)	$(732)	$(1,641)
Total	$(464)	$5,358	$4,894	$(909)	$(732)	$(1,641)

	Amount of Gain or (Loss) Recognized in Earnings

	Three Months Ended			Six Months Ended
Location of Gain or (Loss)	June 30, 2012			June 30, 2012
Recognized in Earnings	Realized	Unrealized	Total	Realized	Unrealized	Total
		(In thousands)			(In thousands)
Derivatives not designated as hedging instruments:
Commodity derivatives:
Other income (expense) -
Gain (loss) on derivatives	$845	$37,821	$38,666	$(3,571)	$35,328	$31,757
Total	$845	$37,821	$38,666	$(3,571)	$35,328	$31,757

10.	Financial Instruments

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

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The financial assets and liabilities measured on a recurring basis at June 30, 2013 and December 31, 2012 were commodity derivatives.  The fair value of all derivative contracts is reflected on the consolidated balance sheet as detailed in the following schedule:

	June 30, 2013	December 31, 2012
	Significant Other
	Observable Inputs
Description	(Level 2)
	(In thousands)
Assets:
Fair value of commodity derivatives	$11,000	$11,731
Total assets	$11,000	$11,731
Liabilities:
Fair value of commodity derivatives	$—	$—
Total liabilities	$—	$—

Fair Value of Other Financial Instruments

We estimate the fair value of our 2019 Senior Notes using quoted market prices (Level 1 inputs). Fair value is compared to the carrying value in the table below:

	June 30, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
Description	Amount	Fair Value	Amount	Fair Value
(In thousands)
7.75% Senior Notes due 2019	$349,611	$351,800	$349,585	$348,700

11.	Income Taxes

Our effective federal and state income tax rate for the six months ended June 30, 2013 of 36.8% differed from the statutory federal rate of 35% due primarily to increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We file federal income tax returns with the United States Internal Revenue Service and state income tax returns in various state tax jurisdictions.  Our tax returns for fiscal years after 2009 currently remain subject to examination by appropriate taxing authorities.  None of our income tax returns are under examination at this time.

12.	Other Operating Revenues and Expenses

Net other operating revenues and expenses for the three months and six months ended June 30, 2013 and June 30, 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Other operating revenues:
Gain on sales of assets	$272	$300	$767	$437
Net marketing revenue	—	—	1,795	—
Total other operating revenues	$272	$300	$2,562	$437
Other operating expenses:
Loss on sales of assets	$917	$—	$1,044	$—
Net marketing expense	356	—	356	—
Impairment of inventory	—	45	6	278
Total other operating expenses	$1,273	$45	$1,406	$278

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

In June 2012, we cancelled an $11 million note receivable in exchange for a 7.66% non-controlling membership interest in Dalea Investment Group, LLC (“Dalea”), an international oilfield services company formed in March 2012.  Since the membership interests in Dalea are privately-held and are not traded in an active market, our investment in Dalea is carried at cost of $11 million.  As of June 30, 2013, we have performed a qualitative assessment and determined there has been no indication of any impairment of our investment in Dalea.

14.	Costs of Oil and Gas Properties

The following sets forth the net capitalized costs for oil and gas properties as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
	(In thousands)
Proved properties	$2,222,390	$2,482,185
Unproved properties	79,198	88,618
Total capitalized costs	2,301,588	2,570,803
Accumulated depletion	(1,212,612)	(1,234,626)
Net capitalized costs	$1,088,976	$1,336,177

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.                   Commitments and Contingencies

Legal Proceedings

SWR is a defendant in a suit in Union County, Arkansas where the plaintiffs are suing for the costs of remediation to a lease on which operations were commenced in the 1930's. The plaintiffs are seeking in excess of $8 million. In June 2013, the plaintiffs, SWR and the remaining defendants agreed to a settlement of $750,000, of which SWR will pay $710,000. To accomplish the settlement, the case would be converted to a class action, and each member of the class would be offered the right to either participate or opt out of the class and continue a separate action for damages. If more than 25% of the plaintiffs opt out of the settlement, SWR will have the right to terminate the settlement. Any plaintiffs opting out would be subject to all previous rulings of the court, including an order dismissing a significant number of plaintiffs' claims on the basis that such claims were time barred. SWR believes that the judge will approve the settlement and the number of plaintiffs opting out of the settlement, if any, will be insignificant. We recorded a loss on settlement of $710,000 for the six months ended June 30, 2013 in connection with this proposed settlement. We are now awaiting finalization of the settlement by the court.

We are also a defendant in several other lawsuits that have arisen in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect any of these to have a material adverse effect on our consolidated financial condition or results of operations.

16.	Impairment of Property and Equipment

We impair our long-lived assets, including oil and gas properties and contract drilling equipment, when estimated undiscounted future net cash flows of an asset are less than its carrying value.  The amount of any such impairment is recognized based on the difference between the carrying value and the estimated fair value of the asset.  We categorize the measurement of fair value of these assets as Level 3 inputs.  We estimate the fair value of the impaired property by applying weighting factors to fair values determined under three different methods: discounted cash flow method, flowing daily production method and proved reserves per BOE method. We then assign applicable weighting factors based on the relevant facts and circumstances.  We recorded a provision for impairment of proved properties of $19.6 million for the three months ended June 30, 2013 and $5.7 million for the three months ended June 30, 2012.  We recorded a provision for impairment of proved properties of $89.1 million for the six months ended June 30, 2013 and $5.7 million for the six months ended June 30, 2012. The impairment for the three months ended June 30, 2013 was related to the write down of certain non-core Permian Basin properties to their estimated fair value. The impairment for the six months ended June 30, 2013 was related to the write down of our Andrews County Wolfberry assets and certain non-core Permian Basin properties to their estimated fair value. The impairments for the three and six months ended June 30, 2012 related to non-core areas in the Permian Basin to reduce the carrying values of those properties to their estimated fair value.

Unproved properties are nonproducing and do not have estimable cash flow streams. Therefore, we estimate the fair value of individually significant prospects by obtaining, when available, information about recent market transactions in the vicinity of the prospects and adjust the market data as needed to give consideration to the proximity of the prospects to known fields and reservoirs, the extent of geological and geophysical data on the prospects, the remaining terms of leases holding the acreage in the prospects, recent drilling results in the vicinity of the prospects, and other risk-related factors such as drilling and completion costs, estimated product prices and other economic factors. Individually insignificant prospects are grouped and impaired based on remaining lease terms and our historical experience with similar prospects. Based on the assessments previously discussed, we will impair our unproved oil and gas properties when we determine that a prospect’s carrying value exceeds its estimated fair value. We categorize the measurement of fair value of unproved properties as Level 3 inputs. We recorded provisions for impairment of unproved properties aggregating $315,000 for the three months ended June 30, 2013 and $138,000 for the three months ended June 30, 2012, and $376,000 for the six months ended June 30, 2013 and $524,000 for the six months ended June 30, 2012, and charged these impairments to abandonments and impairments in the accompanying consolidated statements of operations and comprehensive income (loss).

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Segment Information

We have two reportable operating segments, which are (1) oil and gas exploration and production and (2) contract drilling services.

The following tables present selected financial information regarding our operating segments for the three months and six months ended June 30, 2013 and 2012:

For the Three Months Ended
June 30, 2013
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total
Revenues	$95,381	$6,927	$(3,392)	$98,916
Depreciation, depletion and amortization (a)	52,332	3,640	(535)	55,437
Other operating expenses (b)	34,011	7,235	(2,770)	38,476
Interest expense	10,273	—	—	10,273
Other (income) expense	(4,478)	—	—	(4,478)
Income (loss) before income taxes	3,243	(3,948)	(87)	(792)
Income tax (expense) benefit	(1,618)	1,381	—	(237)
Net income (loss)	$1,625	$(2,567)	$(87)	$(1,029)
Total assets	$1,319,901	$56,534	$(27,303)	$1,349,132
Additions to property and equipment	$67,582	$1,343	$(87)	$68,838

For the Six Months Ended
June 30, 2013
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total
Revenues	$196,931	$17,639	$(8,787)	$205,783
Depreciation, depletion and amortization (a)	157,872	7,388	(1,223)	164,037
Other operating expenses (b)	78,030	17,561	(7,965)	87,626
Interest expense	20,844	—	—	20,844
Other (income) expense	108	—	—	108
Income (loss) before income taxes	(59,923)	(7,310)	401	(66,832)
Income tax (expense) benefit	22,036	2,558	—	24,594
Net income (loss)	$(37,887)	$(4,752)	$401	$(42,238)
Total assets	$1,319,901	$56,534	$(27,303)	$1,349,132
Additions to property and equipment	$136,174	$1,603	$401	$138,178

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended
June 30, 2012
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total
Revenues	$100,032	$16,553	$(11,975)	$104,610
Depreciation, depletion and amortization (a)	38,887	3,587	(2,170)	40,304
Other operating expenses (b)	39,004	14,294	(9,829)	43,469
Interest expense	9,268	—	—	9,268
Other (income) expense	(39,064)	—	—	(39,064)
Income (loss) before income taxes	51,937	(1,328)	24	50,633
Income tax (expense) benefit	(18,276)	465	—	(17,811)
Net income (loss)	$33,661	$(863)	$24	$32,822
Total assets (c)	$1,446,477	$65,645	$(21,937)	$1,490,185
Additions to property and equipment	$155,487	$2,947	$24	$158,458

For the Six Months Ended
June 30, 2012
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total
Revenues	$207,549	$31,265	$(25,135)	$213,679
Depreciation, depletion and amortization (a)	68,836	7,037	(4,337)	71,536
Other operating expenses (b)	87,551	27,794	(20,834)	94,511
Interest expense	18,031	—	—	18,031
Other (income) expense	(33,055)	—	—	(33,055)
Income (loss) before income taxes	66,186	(3,566)	36	62,656
Income tax (expense) benefit	(23,303)	1,248	—	(22,055)
Net income (loss)	$42,883	$(2,318)	$36	$40,601
Total assets (c)	$1,446,477	$65,645	$(21,937)	$1,490,185
Additions to property and equipment	$311,916	$9,591	$36	$321,543

(a)	Includes impairment of property and equipment.

(b)	Includes the following expenses: production, exploration, midstream services, drilling rig services, accretion of asset retirement obligations, general and administrative and other operating expenses.

(c)
Total assets for 2012 have been revised to adjust the presentation for intercompany payables that were previously netted within total assets. This increased contract drilling assets by $22 million and reduced oil and gas assets by the same $22 million.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Guarantor Financial Information

In March and April 2011, we issued $350 million of aggregate principal amount of 2019 Senior Notes (see Note 3).  Presented below is condensed consolidated financial information of CWEI (“Issuer”) and the Issuer’s material wholly owned subsidiaries. Other than CWEI Andrews Properties, GP, LLC, the general partner of CWEI Andrews Properties, L.P., an affiliated limited partnership formed in April 2013, all of the Issuer's wholly-owned and active subsidiaries ("Guarantor Subsidiaries") have jointly and severally, irrevocably and unconditionally guaranteed the performance and payment when due of all obligations under the 2019 Senior Notes. The guarantee by a Guarantor Subsidiary of the 2019 Senior Notes may be released under certain customary circumstances as set forth in the Indenture. CWEI Andrews Properties, GP, LLC, is not a guarantor of the 2019 Senior Notes and its accounts are reflected in the "Non-Guarantor Subsidiary" column in this Note 18.

The financial information which follows sets forth our condensed consolidating financial statements as of and for the periods indicated.

Condensed Consolidating Balance Sheet June 30, 2013 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Current assets	$140,340	$225,476	$2,097	$(215,301)	$152,612
Property and equipment, net	799,894	357,059	11,724	—	1,168,677
Investments in subsidiaries	324,702	—	—	(324,702)	—
Fair value of derivatives	3,164	—	—	—	3,164
Other assets	11,207	13,472	—	—	24,679
Total assets	$1,279,307	$596,007	$13,821	$(540,003)	$1,349,132
Current liabilities	$236,688	$97,512	$1,944	$(219,202)	$116,942
Non-current liabilities:
Long-term debt	664,611	—	—	—	664,611
Deferred income taxes	114,867	120,614	161	(101,918)	133,724
Other	32,582	64,784	111	—	97,477
	812,060	185,398	272	(101,918)	895,812
Equity	230,559	313,097	11,605	(218,883)	336,378
Total liabilities and equity	$1,279,307	$596,007	$13,821	$(540,003)	$1,349,132

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet December 31, 2012 (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Current assets	$133,080	$224,210	$—	$(232,820)	$124,470
Property and equipment, net	1,053,453	366,905	—	—	1,420,358
Investments in subsidiaries	305,899	—	—	(305,899)	—
Fair value of derivatives	4,236	—	—	—	4,236
Other assets	12,112	13,408	—	—	25,520
Total assets	$1,508,780	$604,523	$—	$(538,719)	$1,574,584
Current liabilities	$241,200	$112,534	$—	$(232,820)	$120,914
Non-current liabilities:
Long-term debt	809,585	—	—	—	809,585
Deferred income taxes	143,699	117,950	—	(105,819)	155,830
Other	41,499	68,140	—	—	109,639
	994,783	186,090	—	(105,819)	1,075,054
Equity	272,797	305,899	—	(200,080)	378,616
Total liabilities and equity	$1,508,780	$604,523	$—	$(538,719)	$1,574,584

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended June 30, 2013 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Total revenue	$64,086	$34,120	$710	$—	$98,916
Costs and expenses	63,974	29,581	358	—	93,913
Operating income (loss)	112	4,539	352	—	5,003
Other income (expense)	(5,362)	(541)	108	—	(5,795)
Equity in earnings of subsidiaries	2,898	—	—	(2,898)	—
Income tax (expense) benefit	1,323	(1,399)	(161)	—	(237)
Net income (loss)	$(1,029)	$2,599	$299	$(2,898)	$(1,029)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Six Months Ended June 30, 2013 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Total revenue	$137,370	$67,703	$710	$—	$205,783
Costs and expenses	191,685	59,620	358	—	251,663
Operating income (loss)	(54,315)	8,083	352	—	(45,880)
Other income (expense)	(20,590)	(470)	108	—	(20,952)
Equity in earnings of subsidiaries	5,247	—	—	(5,247)	—
Income tax (expense) benefit	27,420	(2,665)	(161)	—	24,594
Net income (loss)	$(42,238)	$4,948	$299	$(5,247)	$(42,238)

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended June 30, 2012 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Total revenue	$70,693	$34,259	$—	$(342)	$104,610
Costs and expenses	49,169	34,946	—	(342)	83,773
Operating income (loss)	21,524	(687)	—	—	20,837
Other income (expense)	29,445	351	—	—	29,796
Equity in earnings of subsidiaries	(219)	—	—	219	—
Income tax (expense) benefit	(17,928)	117	—	—	(17,811)
Net income (loss)	$32,822	$(219)	$—	$219	$32,822

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Six Months Ended June 30, 2012 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Total revenue	$148,441	$65,831	$—	$(593)	$213,679
Costs and expenses	108,632	58,008	—	(593)	166,047
Operating income (loss)	39,809	7,823	—	—	47,632
Other income (expense)	12,759	2,265	—	—	15,024
Equity in earnings of subsidiaries	6,557	—	—	(6,557)	—
Income tax (expense) benefit	(18,524)	(3,531)	—	—	(22,055)
Net income (loss)	$40,601	$6,557	$—	$(6,557)	$40,601

Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2013 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Operating activities	$38,195	$43,274	$201	$1,216	$82,886
Investing activities	83,843	(14,646)	(396)	(1,216)	67,585
Financing activities	(115,481)	(29,833)	314	—	(145,000)
Net increase (decrease) in cash and cash equivalents	6,557	(1,205)	119	—	5,471
Cash at beginning of period	6,030	4,696	—	—	10,726
Cash at end of period	$12,587	$3,491	$119	$—	$16,197

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2012 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Operating activities	$41,432	$51,497	$—	$4,337	$97,266
Investing activities	(251,758)	(16,152)	—	(4,337)	(272,247)
Financing activities	205,636	(35,636)	—	—	170,000
Net increase (decrease) in cash and cash equivalents	(4,690)	(291)	—	—	(4,981)
Cash at beginning of period	12,421	5,104	—	—	17,525
Cash at end of period	$7,731	$4,813	$—	$—	$12,544

19.	Subsequent Events

We have evaluated events and transactions that occurred after the balance sheet date of June 30, 2013 and have determined that no events or transactions have occurred that would require recognition in the consolidated financial statements or disclosures in these notes to the consolidated financial statements.

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

As previously discussed, should one or more of the risks or uncertainties described above or elsewhere in our Form 10-K for the year ended December 31, 2012 and in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We specifically disclaim all responsibility to publicly update or revise any information contained in a forward-looking statement or any forward-looking statement in its entirety after the date made, whether as a result of new information, future events or otherwise, except as required by law.

All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

Overview

We are engaged in developmental drilling in two primary oil-prone regions, the Permian Basin and Giddings Area, where we have a significant inventory of developmental drilling opportunities.  One core area of the Permian Basin is our Bone Springs/Wolfcamp play ("Wolfbone") located in the Delaware Basin on the western edge of the Permian Basin.  We are also continuing to exploit Eagle Ford Shale drilling opportunities on our extensive acreage position in the Giddings Area of East Central Texas. During the six months ended June 30, 2013, we spent $135.8 million on exploration and development activities.

Key Factors to Consider

The following summarizes the key factors considered by management in the review of our financial condition and operating performance for the second quarter of 2013 and the outlook for the remainder of 2013.

•
In April 2013, we sold 95% of our Wolfberry oil and gas reserves, leasehold interests and facilities located in Andrews County, Texas for $215.2 million, subject to customary closing adjustments, with $26.5 million being placed in escrow pending resolution of certain title requirements that we believe will be cured. As a result, reported oil and gas production, revenues and operating costs for the quarter and six months ended June 30, 2013 are not comparable to reported amounts for periods in 2012.

•
Our oil and gas sales, excluding amortized deferred revenues, decreased $5.4 million, or 6%, from the second quarter 2012.  Production variances accounted for a $9.5 million decrease, and price variances accounted for a $4.1 million increase. Average realized oil prices were $93.71 per barrel in the second quarter of 2013 versus $88.06 per barrel in the second quarter 2012, and average realized gas prices were $3.89 per Mcf in 2013 versus $3.25 per Mcf in 2012. In addition, oil and gas sales for the second quarter of 2013 includes $2.2 million of amortized deferred revenue attributable to the volumetric production payment ("VPP") versus $2.5 million for the second quarter of 2012. Reported production and related average realized sales prices exclude volumes associated with the VPP.

•
Our oil, gas and natural gas liquids ("NGL") production per barrel of oil equivalent ("BOE") declined 10% compared to the second quarter 2012, with oil production decreasing 10% to 9,527 barrels per day, gas production decreasing 25% to 17,582 Mcf per day and NGL production increasing 45% to 1,418 barrels per day. Oil and NGL production accounted for approximately 80% of our total BOE production in the second quarter of 2013 versus 75% in the second quarter of 2012. Prior to 2013, certain purchasers of our casinghead gas accounted for the value of extracted NGL in the price paid for gas production at the wellhead. During the quarter ended March 31, 2013, we began reporting these products separately, when possible, resulting in a reduction in natural gas volumes and an increase in extracted NGL volumes. Periods for 2012 have not been adjusted to conform to the 2013 presentation.

•
After giving effect to the Andrews sale discussed above, oil and gas production on a BOE basis increased 8% for the second quarter of 2013 as compared to the second quarter of 2012, with oil production increasing 945 barrels per day, gas production decreasing 4,341 Mcf per day and NGL increasing 836 barrels per day.

•
Production costs decreased 19% or $6.2 million for the second quarter of 2013 compared to the second quarter of 2012. After giving effect to the Andrews sale, production costs declined $1.1 million, or 4%, due primarily to a combination of lower levels of repair and workover activities and infrastructure improvements in our Reeves County Wolfbone area.

•
We recorded an impairment of proved properties of $19.6 million in the second quarter of 2013 to write down certain non-core Permian Basin properties to their estimated fair value. Impairment of a proved property group is recognized when the estimated undiscounted future net cash flows of the property group are less than its carrying value.

•
We recorded a $4.9 million net gain on derivatives in the second quarter of 2013, consisting of a $5.4 million unrealized gain for changes in mark-to-market valuations and a $464,000 realized loss on settled contracts.  For the same period in 2012, we recorded a $38.7 million net gain on derivatives, consisting of a $37.8 million unrealized gain for changes in mark-to-market valuations and an $845,000 realized gain on settled contracts.  Since we do not presently designate our derivatives as cash flow hedges under applicable accounting standards, we recognize the full effect of changing prices on mark-to-market valuations as a current charge or credit to our results of operations.

•
General and administrative ("G&A") expenses were $2.8 million in the second quarter of 2013 compared to $4.3 million in the second quarter of 2012.  Non-cash employee compensation expense from incentive compensation plans accounted for an $8.6 million credit to expense in the second quarter of 2013 versus a credit of $1.9 million in the second quarter of 2012.  G&A expenses, excluding non-cash employee compensation expense, increased to $11.4 million in the second quarter of 2013 from $6.2 million in the second quarter of 2012. Credits to employee compensation expense from incentive compensation plans result from reversals of previously accrued compensation expense due to a combination of actual payments to plan participants and changes in estimated future compensation expense based on commodity prices and production forecasts.

Recent Exploration and Development Activities

Overview

Since the second quarter of 2009, we have been primarily committed to drilling developmental oil wells in the Permian Basin and the Giddings Area.  We spent $135.8 million during the first six months of 2013 on exploration and development activities and currently plan to spend approximately $134 million on similar activities for the remainder of 2013.  Our actual expenditures during 2013 may vary significantly from these estimates since our plans for exploration and development activities may change during the remainder of the year.  Factors such as drilling results, changes in operating margins, and the availability of capital resources and other factors, could increase or decrease our actual expenditures during the remainder of fiscal 2013.

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

We spent $63.5 million in the Permian Basin during the first six months of 2013 on drilling and completion activities and $6.1 million on leasing and seismic activities.  We drilled and completed 20 gross (14.7 net) operated wells in the Permian Basin and conducted various remedial operations on other wells during the first six months of 2013.  We currently plan to spend approximately $95 million on drilling and leasing activities in this area during the remainder of 2013.  Following is a discussion of our principal assets in the Permian Basin.

Delaware Basin

We currently hold approximately 85,000 net acres in the active Wolfbone resource play in the Delaware Basin in Reeves, Loving, Ward and Winkler Counties, Texas and may earn up to 15,000 additional acres through future drilling commitments under an existing farm-in arrangement. A Wolfbone well is a well that commingles production from the Bone Springs and Wolfcamp formations which are typically encountered at depths of 8,000 to 13,000 feet.  These Permian aged formations in the Delaware Basin are composed of limestone and sandstone. Geology in the Delaware Basin consists of multiple stacked pay zones with both over-pressured and normal-pressured intervals. To date, we have focused on the over-pressured intervals, having drilled 85 wells in the area: 70 vertical Wolfbone wells and 15 horizontal wells targeting multiple Bone Springs/Wolfcamp intervals.

A significant portion of our current and future holdings in this area are associated with a farm-in agreement we entered into in March 2011 with Chesapeake Exploration, L.L.C. ("Chesapeake") in southern Reeves County, Texas with a term of five years.  Chesapeake's position in the agreement is now held by Shell Exploration and Production ("Shell"). For each well that we drill in the farm-in area that meets certain specified requirements (each, a “carried well”), Shell, or its successors to this agreement, will retain a 25% carried interest, bearing none of the costs to drill and complete a carried well, and we will earn an undivided 75% interest in 640 net acres within the farm-in area.  Under the farm-in agreement, we are obligated to drill or commence drilling operations on at least 20 carried wells each year during the term of the agreement to a maximum of 100 carried wells.  Excess wells drilled during any year may be applied towards our drilling obligations in the next year.  To date, we have been credited for 44 carried wells under this agreement.

 We own oil, gas and water disposal pipelines in Reeves County, consisting of 71 miles of oil pipelines with a design capacity of 18,000 barrels of oil per day, 70 miles of gas pipelines with a design capacity of 25,000 Mcf of natural gas per day and 65 miles of salt water disposal pipelines with a design capacity of 20,000 barrels of produced water per day.  These facilities may be expanded to accommodate new wells as we continue our development in the area.

We spent approximately $39.3 million on drilling and completion activities and $5.4 million for leasing activities in the Wolfbone play during the first six months of 2013.  We plan to spend approximately $85.4 million on similar drilling and leasing activities in the Wolfbone play for the remainder of 2013.  We are currently utilizing three rigs in this area but may increase or decrease the rig count later in the year depending on availability of capital from asset sales and joint venture arrangements, as described under "Liquidity and Capital Resources."

East Permian Basin

We have approximately 37,000 net acres in the emerging Cline Shale play in Glasscock and Sterling Counties which was originally leased as a Wolfberry prospect. In 2012, we drilled a horizontal Cline Shale well. Although results from this well were disappointing, we believe that intervening operational factors may have contributed to the lower than anticipated production performance to date. We spent $4.3 million in the East Permian Basin during the first six months of 2013 on drilling and leasing activities primarily on non-operated wells, and we currently plan to spend approximately $620,000 on similar drilling and leasing activities in this area during the remainder of 2013.

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

Austin Chalk

Most of our existing production in the Giddings Area is derived from the Austin Chalk formation, an upper Cretaceous geologic formation in the Gulf Coast region of the United States that stretches across numerous fields in Texas and Louisiana.  The Austin Chalk formation is generally encountered at depths of 5,500 to 7,000 feet.  Horizontal drilling is the primary technique used in the Austin Chalk formation to enhance productivity by intersecting multiple zones.  Most of our wells in this area were drilled as horizontal wells, many with multiple laterals in different producing horizons, including the Austin Chalk, Buda and Georgetown formations in East Central Texas.

Eagle Ford Shale

The Eagle Ford Shale formation lies immediately beneath the Austin Chalk formation where we have approximately 177,000 net acres in production.  We believe that more than 100,000 net acres in this area may also be prospective for economic Eagle Ford Shale production.  Since July 2011, we have drilled 11 horizontal Eagle Ford Shale wells.  Each of these wells has been or will be completed by multi-stage hydraulic fracturing processes using about five million pounds of proppant and 100,000 barrels of water.  We are currently using one of our drilling rigs in the Giddings Area to drill horizontal wells in the Eagle Ford Shale formation but plan to temporarily suspend our drilling activity late in the third quarter of 2013 to allow for a higher allocation of available resources to the Delaware Basin in order to meet certain drilling commitments. During the first six months of 2013, we spent approximately $38.5 million on drilling and completion activities and $15.1 million for leasing activities in the Eagle Ford Shale Area, and we currently plan to spend approximately $30.2 million on similar drilling and leasing activities in this area during the remainder of 2013.

Other

We spent $12.5 million during the six months ended June 30, 2013 on exploration and development activities in other regions, including South Louisiana, Oklahoma and California and we currently plan to spend $5.7 million for the remainder of 2013.
South Louisiana

During the first quarter of 2013, we completed the Christian #1, an exploratory well in Jefferson Parish. During the first six months of 2013, we spent $5.3 million on drilling and leasing activities and currently plan to spend approximately $68,000 on similar activities in South Louisiana for the remainder of 2013.

Oklahoma

We have began drilling operations in 2013 on certain exploratory prospects in Oklahoma. These prospects were generated over the past two years using data obtained through proprietary 3D seismic shoots and target multiple conventional oil-prone formations encountered above a vertical depth of 6,000 feet. To date, we have drilled the Knesek #1-27, an exploratory well, resulting in a dry hole. We are currently waiting on completion of the Brauer #1-27, an exploratory well and recently completed the Clo 1-16, a development well, as a producer. During the first six months of 2013, we spent $3.8 million on seismic, leasing and drilling activities in this area and we currently plan to spend approximately $3.3 million on similar drilling and leasing activities during the remainder of 2013.

California

We also plan to conduct limited drilling operations in 2013 on a 1,300 acre lease acquired in 2008 from the city of Whittier. Based on production history from more than 400 wells in the area, we are targeting multiple oil-bearing Miocene sands first encountered at depths above 1,500 feet which we plan to directionally drill in order to maximize exposure to each target sand. We own a 70% working interest in the lease. During the first six months of 2013, we spent $1.5 million on drilling and leasing activities in this area and currently plan to spend approximately $2.3 million, net to our interest, to drill and complete three exploratory wells and construct production facilities on this lease for the remainder of 2013.

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

Desta Drilling

Through our wholly owned subsidiary, Desta Drilling, L.P. ("Desta Drilling"), we operate 14 drilling rigs, 12 of which we own, and two of which we lease under long-term contracts.  We believe that owning and operating our own rigs helps control our cost structure while providing us flexibility to take advantage of drilling opportunities on a timely basis.  The Desta Drilling rigs are primarily reserved for our use, but are available to conduct contract drilling operations for third parties.  As of July 25, 2013, we were using five of our rigs to drill wells in our developmental drilling programs, two rigs were working for a third party and the remaining seven rigs were idle.  During the first six months of 2013, we spent $1.6 million to refurbish rigs and upgrade our drilling equipment and we currently plan to spend $1 million for the remainder of 2013.

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

	Three Months Ended June 30,
	2013	2012
Oil and Gas Production Data:
Oil (MBbls)	867	967
Gas (MMcf)	1,600	2,131
Natural gas liquids (MBbls)	129	89
Total (MBOE)	1,263	1,411
Average Realized Prices (a) (b):
Oil ($/Bbl)	$93.71	$88.06
Gas ($/Mcf)	$3.89	$3.25
Natural gas liquids ($/Bbl)	$31.07	$44.73
Gain (Loss) on Settled Derivative Contracts (b):
($ in thousands, except per unit)
Oil: Net realized gain (loss)	$(169)	$845
Per unit produced ($/Bbl)	$(0.19)	$0.87
Gas: Net realized loss	$(295)	$—
Per unit produced ($/Mcf)	$(0.18)	$—
Average Daily Production:
Oil (Bbls):
Permian Basin Area:
Delaware Basin	1,989	1,601
Other	3,406	5,474
Austin Chalk/Eagle Ford Shale	3,865	3,152
Other	267	399
Total	9,527	10,626
Natural Gas (Mcf):
Permian Basin Area:
Delaware Basin	1,921	236
Other (c) (d)	7,474	13,924
Austin Chalk/Eagle Ford Shale	2,196	2,058
Other	5,991	7,200
Total	17,582	23,418
Natural Gas Liquids (Bbls):
Permian Basin Area:
Delaware Basin	283	93
Other (c) (d)	882	604
Austin Chalk/Eagle Ford Shale	226	222
Other	27	59
Total	1,418	978
(Continued)

	Three Months Ended June 30,
	2013	2012
Exploration Costs (in thousands):
Abandonment and impairment costs:
South Louisiana	$785	$255
Deep Bossier	—	331
Other	776	60
Total	1,561	646
Seismic and other	777	723
Total exploration costs	$2,338	$1,369
Depreciation, Depletion and Amortization (in thousands):
Oil and gas depletion	$32,194	$32,839
Contract drilling depreciation	3,105	1,416
Other depreciation	573	338
Total depreciation, depletion, and amortization	$35,872	$34,593
Oil and Gas Costs ($/BOE Produced):
Production costs	$20.68	$22.90
Production costs (excluding production taxes)	$16.90	$19.33
Oil and gas depletion	$25.49	$23.27
General and Administrative Expenses (in thousands):
Excluding non-cash employee compensation	$11,355	$6,151
Non-cash employee compensation (e)	(8,572)	(1,863)
Total	$2,783	$4,288
Net Wells Drilled (f):
Exploratory Wells	1.5	2.3
Developmental Wells	12.2	32.2

	Six Months Ended June 30,
	2013	2012
Oil and Gas Production Data:
Oil (MBbls)	1,805	1,896
Gas (MMcf)	3,226	4,144
Natural gas liquids (MBbls)	274	189
Total (MBOE)	2,617	2,776
Average Realized Prices (a) (b):
Oil ($/Bbl)	$92.43	$94.26
Gas ($/Mcf)	$3.59	$3.54
Natural gas liquids ($/Bbl)	$31.97	$45.33
Loss on Settled Derivative Contracts (b):
($ in thousands, except per unit)
Oil: Net realized loss	$(613)	$(3,571)
Per unit produced ($/Bbl)	$(0.34)	$(1.88)
Gas: Net realized loss	$(296)	$—
Per unit produced ($/Mcf)	$(0.09)	$—
(Continued)

	Six Months Ended June 30,
	2013	2012
Average Daily Production:
Oil (Bbls):
Permian Basin Area:
Delaware Basin	1,862	1,352
Other	4,240	5,587
Austin Chalk/Eagle Ford Shale	3,616	3,074
Other	254	405
Total	9,972	10,418
Natural Gas (Mcf):
Permian Basin Area:
Delaware Basin	1,524	443
Other (c) (d)	8,565	13,079
Austin Chalk/Eagle Ford Shale	2,147	2,101
Other	5,587	7,146
Total	17,823	22,769
Natural Gas Liquids (Bbls):
Permian Basin Area:
Delaware Basin	274	46
Other (c) (d)	999	675
Austin Chalk/Eagle Ford Shale	223	245
Other	18	72
Total	1,514	1,038

Exploration Costs (in thousands):
Abandonment and impairment costs:
South Louisiana	$1,000	$312
Permian Basin	4	296
Deep Bossier	—	1,211
Other	1,367	167
Total	2,371	1,986
Seismic and other	3,364	2,735
Total exploration costs	$5,735	$4,721
Depreciation, Depletion and Amortization (in thousands):
Oil and gas depletion	$67,629	$62,553
Contract drilling depreciation	6,165	2,699
Other depreciation	1,141	573
Total depreciation, depletion, and amortization	$74,935	$65,825
Oil and Gas Costs ($/BOE Produced):
Production costs	$22.01	$22.11
Production costs (excluding production taxes)	$18.34	$18.33
Oil and gas depletion	$25.84	$22.53
(Continued)

	Six Months Ended June 30,
	2013	2012
General and Administrative Expenses (in thousands):
Excluding non-cash employee compensation	$17,472	$14,909
Non-cash employee compensation (e)	(7,101)	4,394
Total	$10,371	$19,303
Net Wells Drilled (f):
Exploratory Wells	1.5	3.3
Developmental Wells	24.7	52.2
________

(a)
Oil and gas sales includes $2.2 million for the three months ended June 30, 2013, $2.5 million for the three months ended June 30, 2012, $4.5 million for the six months ended June 30, 2013, and $3.4 million for the six months ended June 30, 2012 of amortized deferred revenue attributable to the VPP effective March 1, 2012. The calculation of average realized sales prices excludes production of 29,616 barrels of oil and 7,506 Mcf of gas for the three months ended June 30, 2013, 33,590 barrels of oil and 12,476 Mcf of gas for the three months ended June 30, 2012, 60,104 barrels of oil and 15,039 Mcf of gas for the six months ended June 30, 2013 and 44,967 barrels of oil and 17,175 Mcf of gas for the six months ended June 30, 2012 associated with the VPP.

(b)	No derivatives were designated as cash flow hedges in the table above. All gains or losses on settled derivatives were included in other income (expense) - gain (loss) on derivatives.

(c)
In April 2013, we sold 95% of our interest in certain properties in Andrews County, Texas. The following is a summary of the average daily production related to sold interest for periods prior to April 1, 2013.

	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2013	2012
Average Daily Production:
Oil (Bbls)	2,041	814	2,110
Natural gas (Mcf)	1,491	902	1,519
NGL (Bbls)	395	179	393
Total (Boe)	2,685	1,143	2,756

(d)
Prior to 2013, certain purchasers of our casinghead gas accounted for the value of extracted NGL in the price paid for gas production at the wellhead. During the quarter ended March 31, 2013, we began reporting these products separately, when possible. Had these incremental NGL volumes been reported separately during the three months and six months ended June 30, 2012, we estimate that our reported natural gas volumes would have decreased by 2,200 Mcf/day and that our reported NGL volumes would have increased by 600 BOE/day during each of the 2012 periods.

(e)	Non-cash employee compensation relates to our non-equity award plans.

(f)	Excludes wells being drilled or completed at the end of each period.

Operating Results — Three-Month Periods

The following discussion compares our results for the three months ended June 30, 2013 to the comparative period in 2012.  Unless otherwise indicated, references to 2013 and 2012 within this section refer to the three months ended June 30, 2013 and 2012, respectively.

Oil and gas operating results

Oil and gas sales, excluding amortized deferred revenues, decreased $5.4 million, or 6% in 2013, from 2012.  Production variances accounted for a $9.5 million decrease and price variances accounted for a $4.1 million increase.  Oil and gas sales in 2013 also include $2.2 million of amortized deferred revenue versus $2.5 million in 2012 attributable to the VPP.  Combined oil, gas and NGL production in 2013 (on a BOE basis) declined 10% compared to 2012.  Our production mix increased from 75% oil and NGL in 2012 to approximately 80% in 2013. Oil production decreased 10% in 2013 from 2012. NGL production increased 45% while gas production decreased 25% in 2013 from 2012.  Prior to 2013, certain purchasers of our casinghead gas accounted for the value of extracted NGL in the price paid for gas production at the wellhead. During the quarter ended March 31, 2013, we began reporting these products separately, when possible. Had these incremental NGL volumes been reported separately during 2012, we estimate that our natural gas volumes would have decreased by approximately 2,200 Mcf per day related to plant shrinkage and that NGL volumes would have increased by approximately 600 BOE per day. Periods for 2012 have not been adjusted to conform to the 2013 presentation. In 2013, our realized oil price was 6% higher than 2012, and our realized gas price was 20% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, decreased 19% to $26.1 million in 2013 as compared to $32.3 million in 2012.  After giving effect to the Andrews sale, production costs declined $1.1 million, or 4%, due primarily to lower repairs and maintenance costs, lower workover costs, and infrastructure improvements in our Reeves County Wolfbone area.

Oil and gas depletion expense decreased $645,000 from 2012 to 2013 due to a $3.4 million decrease related to production variances and a $2.8 million increase due to rate variances.  On a BOE basis, depletion expense increased 10% to $25.49 per BOE in 2013 from $23.27 per BOE in 2012.  Most of the decrease in depletion expense related to a decrease in production related to the sale of our Andrews County assets offset by an increase in production in the Wolfbone area. Depletion expense per BOE of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration and development activities result in higher finding costs.

We recorded a provision for impairment of property and equipment of $19.6 million in 2013 and $5.7 million in 2012 to write down the carrying value of certain non-core Permian Basin properties to their estimated fair value. Impairment of a proved property group is recognized when the estimated undiscounted future net cash flows of the property group are less than its carrying value.

Exploration costs

We follow the successful efforts method of accounting, therefore, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2013, we charged to expense $2.3 million of exploration costs, as compared to $1.4 million in 2012.

Contract Drilling Services

We primarily utilize drilling rigs owned by our subsidiary, Desta Drilling, to drill wells in our exploration and development activities.  Drilling services revenues received by Desta Drilling, along with the related drilling services costs pertaining to the net interest owned by CWEI, have been eliminated in our consolidated statements of operations and comprehensive income (loss).  Drilling rig services revenue related to external customers was $3.5 million in 2013 compared to $4.6 million in 2012. Drilling service costs related to external customers and idle rig charges were $4.4 million in 2013 and 2012. Contract drilling depreciation for 2013 was $3.1 million compared to $1.4 million in 2012.

General and Administrative

G&A expenses decreased $1.5 million from $4.3 million in 2012 to $2.8 million in 2013.  Most of the decrease was attributable to non-cash reversals of previously accrued compensation expense from our APO reward plans in both periods. The 2013 credits to G&A expense were offset by cash payments to participants in plans associated with the Andrews County properties. Credits to employee compensation expense from incentive compensation plans result from reversals of previously accrued compensation expense due to a combination of actual payments to plan participants and changes in estimated future compensation expense based on commodity prices and production forecasts.

Gain/loss on derivatives

We did not designate any derivative contracts in 2013 or 2012 as cash flow hedges; therefore, all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  For the three months ended June 30, 2013, we reported a $4.9 million net gain on derivatives, consisting of a $5.4 million non-cash unrealized gain to mark our derivative positions to their fair value at June 30, 2013 and a $464,000 realized loss on settled contracts.  For the three months ended June 30, 2012, we reported a $38.7 million net gain on derivatives, consisting of a $37.8 million non-cash unrealized gain to mark our derivative positions to their fair value at June 30, 2012 and an $845,000 realized gain on settled contracts.  Because oil and gas prices are volatile, and because we do not account for our derivatives as cash flow hedges, the effect of mark-to-market valuations on our gain/loss on derivatives can cause significant volatility in our results of operations.

Gain/loss on sales of assets and impairment of inventory

We recorded a net loss of $645,000 on sales of assets and impairment of inventory in 2013 compared to a net gain of $255,000 in 2012.  The 2013 loss related primarily to the sale of our Andrews County, Texas properties.  The 2012 gain related primarily to the sale of acreage in one prospect in South Louisiana. Gain on sales of assets is included in other operating revenues and loss on sales of assets and impairment of inventory is included in other operating expenses in our consolidated statements of operations and comprehensive income (loss).

Income taxes

Our estimated federal and state effective income tax rate in 2013 of 29.9% differed from the statutory federal rate of 35% due primarily to benefits derived from excess statutory depletion deductions.

Operating Results — Six-Month Periods

The following discussion compares our results for the six months ended June 30, 2013 to the comparative period in 2012.  Unless otherwise indicated, references to 2013 and 2012 within this section refer to the six months ended June 30, 2013 and 2012, respectively.

Oil and gas operating results

Oil and gas sales, excluding amortized deferred revenues, decreased $15.4 million, or 7% in 2013, from 2012.  Production variances accounted for an $8.6 million decrease and price variances accounted for a $6.8 million decrease.  Oil and gas sales in 2013 also include $4.5 million of amortized deferred revenue versus $3.4 million in 2012 attributable to the VPP.  Combined oil, gas and NGL production in 2013 (on a BOE basis) declined 6% compared to 2012.  Our production mix increased from 75% oil and NGL in 2012 to approximately 80% in 2013. Oil production decreased 5% in 2013 from 2012. NGL production increased 45% while gas production decreased 22% in 2013 from 2012.  Prior to 2013, certain purchasers of our casinghead gas accounted for the value of extracted NGL in the price paid for gas production at the wellhead. During the quarter ended March 31, 2013, we began reporting these products separately, when possible. Had these incremental NGL volumes been reported separately during 2012, we estimate that our natural gas volumes would have decreased by approximately 2,200 Mcf per day related to plant shrinkage and that our NGL volumes would have increased by approximately 600 BOE per day. Periods for 2012 have not been adjusted to conform to the 2013 presentation. In 2013, our realized oil price was 2% lower than 2012, and our realized gas price was 1% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, decreased 6% to $57.6 million in 2013 as compared to $61.4 million in 2012.  After giving effect to the Andrews sale, production costs increased $2.5 million, or 5%, due primarily to a combination of more producing wells and rising costs of field services, which was offset in part by infrastructure improvements in our Reeves County Wolfbone area.

Oil and gas depletion expense increased $5.1 million from 2012 to 2013 due to an $8.7 million increase related to rate variances and a $3.6 million decrease due to production variances.  On a BOE basis, depletion expense increased 15% to $25.84 per BOE in 2013 from $22.53 per BOE in 2012.  Depletion expense per BOE of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration and development activities result in higher finding costs.

We recorded a provision for impairment of property and equipment of $89.1 million in 2013 and $5.7 million in 2012. The 2013 impairment was related to the write down of our Andrews County Wolfberry assets and certain non-core Permian Basin properties to their estimated fair value. The impairments for 2012 related to non-core areas in the Permian Basin to reduce the carrying values of those properties to their estimated fair value. Impairment of a proved property group is recognized when the estimated undiscounted future net cash flows of the property group are less than its carrying value.

Exploration costs

We follow the successful efforts method of accounting, therefore, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2013, we charged to expense $5.7 million of exploration costs, as compared to $4.7 million in 2012.

Contract Drilling Services

We primarily utilize drilling rigs owned by our subsidiary, Desta Drilling, to drill wells in our exploration and development activities.  Drilling services revenues received by Desta Drilling, along with the related drilling services costs pertaining to the net interest owned by CWEI, have been eliminated in our consolidated statements of operations and comprehensive income (loss).  Drilling rig services revenue related to external customers was $8.9 million in 2013 compared to $6.1 million in 2012. Drilling service costs related to external customers and idle rig charges were $9.5 million in 2013 compared to $6.8 million in 2012. Contract drilling depreciation for 2013 was $6.2 million compared to $2.7 million in 2012.

General and Administrative

G&A expenses decreased $8.9 million from $19.3 million in 2012 to $10.4 million in 2013.  Most of the decrease was attributable to non-cash reversals of previously accrued compensation expense from our APO reward plans in both periods. The 2013 credits to G&A expense were offset by cash payments to participants in plans associated with the Andrews County properties. Credits to employee compensation expense from incentive compensation plans result from reversals of previously accrued compensation expense due to a combination of actual payments to plan participants and changes in estimated future compensation expense based on commodity prices and production forecasts.

Gain/loss on derivatives

We did not designate any derivative contracts in 2013 or 2012 as cash flow hedges; therefore, all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  For the six months ended June 30, 2013, we reported a $1.6 million net loss on derivatives, consisting of a $909,000 realized loss on settled contracts and a $732,000 non-cash unrealized loss to mark our derivative positions to their fair value at June 30, 2013.  For the six months ended June 30, 2012, we reported a $31.8 million net gain on derivatives, consisting of a $35.3 million non-cash unrealized gain to mark our derivative positions to their fair value at June 30, 2012 and a $3.5 million realized loss on settled contracts.  Because oil and gas prices are volatile, and because we do not account for our derivatives as cash flow hedges, the effect of mark-to-market valuations on our gain/loss on derivatives can cause significant volatility in our results of operations.

Gain/loss on sales of assets and impairment of inventory

We recorded a net loss of $283,000 on sales of assets and impairment of inventory in 2013 compared to a net gain of $159,000 in 2012.  The 2013 loss related primarily to the sale of our Andrews County, Texas properties.  The 2012 gain related primarily to the sale of acreage in one prospect in South Louisiana. Gain on sales of assets are included in other operating revenues and loss on sales of assets and impairment of inventory are included in other operating expenses in our consolidated statements of operations and comprehensive income (loss).

Income taxes

Our estimated federal and state effective income tax rate in 2013 of 36.8% differed from the statutory federal rate of 35% due primarily to increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

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

At December 31, 2012, we had $460 million of borrowings outstanding under our revolving credit facility, leaving $121 million available under the facility after allowing for outstanding letters of credit totaling $4.1 million. This level of liquidity did not permit us to continue capital spending at the same level we experienced in 2012. As a result, during 2013, we have taken and are taking steps to reduce debt and increase liquidity through a combination of lower capital spending and sales of certain producing properties to achieve what we believe is a sustainable balance between our future capital commitments and our expected financial resources. These actions include the following:

Reduce capital spending

We currently expect to spend $269.8 million in 2013 on exploration and development activities, representing a 38% reduction from 2012 spending levels. These lower spending levels, combined with proceeds from the sale of our Andrews County Wolfberry assets discussed below, are expected to permit us to reduce the outstanding balance on our bank credit facility by more than $125 million.

Sale of Wolfberry Assets

On April 24, 2013 we closed a transaction to monetize a substantial portion of our Andrews County Wolfberry oil and gas reserves, leasehold interests and facilities (the “Assets”). The Assets accounted for approximately 21% of our total proved reserves at December 31, 2012. At closing, we contributed 5% of the Assets to a newly formed limited partnership in exchange for a 5% general partner interest, and a unit of GE Energy Financial Services contributed cash of $215.2 million to the limited partnership in exchange for a 95% limited partnership interest. The limited partnership then purchased 95% of the Assets from us for $215.2 million, subject to customary closing adjustments, with $26.5 million being placed in escrow pending resolution of certain title requirements. If the title requirements are not satisfied, waived or extended within 180 days, the affected properties will be conveyed back to us and the escrowed funds will be returned to the limited partner. We believe that the defects will be cured timely.

Effective with the closing, the aggregate commitment and borrowing base under our credit facility were reduced from $585 million to $470 million to account for the release of collateral.

Also in April 2013, we sold a 75% interest in our rights to the base of the Delaware formation in approximately 12,000 net undeveloped acres in Loving County, Texas to a third party for $6.8 million in cash. Under the terms of the agreement, the third party is required to carry us for all drilling and completion costs on six wells attributable to our retained 25% working interest. We retained all rights to intervals below the Delaware formation, including the Bone Springs and Wolfcamp formations.

Throughout the year, we will also consider other asset sales and/or monetization transactions that enhance shareholder value and meet strategic operating and financial objectives.

Joint Venture Reeves County Wolfbone Assets

We plan to seek a joint venture partner for a portion of our net interest in Reeves County Wolfbone assets through a joint venture arrangement in which we would expect to receive a combination of an upfront cash payment and a drilling carry. If acceptable terms to a joint venture arrangement are achieved, we anticipate closing the transaction during the fourth quarter of 2013 or the first quarter of 2014. However, we cannot make assurances that we will consummate any such transaction upon acceptable terms or at all.

Capital expenditures

The following table summarizes, by area, our actual expenditures for exploration and development activities for the first six months of 2013 and our planned expenditures for the year ending December 31, 2013.

	Actual Expenditures Six Months Ended June 30, 2013	Planned Expenditures Year Ending December 31, 2013	2013 Percentage of Total
	(In thousands)
Drilling and Completion
Permian Basin Area:
Delaware Basin	$39,300	$118,200	44%
Other	24,200	34,000	12%
Austin Chalk/Eagle Ford Shale	38,500	59,600	22%
Other	5,900	10,600	4%
	107,900	222,400	82%
Leasing and seismic	27,900	47,400	18%
Exploration and development	$135,800	$269,800	100%

Our expenditures for exploration and development activities for the six months ended June 30, 2013 totaled $135.8 million.  We financed these expenditures for the first six months of 2013 with cash flow from operating activities and $52.9 million of advances under our revolving credit facility.  We currently plan to spend approximately $269.8 million on exploration and development activities during fiscal 2013 as compared to our previous estimate of $246.7 million.  Our actual expenditures during 2013 may vary significantly from these estimates since our plans for exploration and development activities may change during the remainder of the year.  Factors, such as drilling results, changes in operating margins, and the availability of capital resources and other factors, could increase or decrease our actual expenditures during the remainder of fiscal 2013.

Based on preliminary estimates, our internal cash flow forecasts indicate that our anticipated operating cash flow, combined with funds available to us under our revolving credit facility, will be sufficient to finance our planned exploration and development activities through 2013.  Although we believe the assumptions and estimates made in our forecasts are reasonable, these forecasts are inherently uncertain and the borrowing base may under our credit facility be less than expected, cash flow may be less than expected, or capital expenditures may be more than expected.  In the event we lack adequate liquidity to finance our expenditures through 2013, we will consider options for obtaining alternative capital resources, including selling assets or accessing capital markets.

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

Cash flow provided by operating activities for the six months ended June 30, 2013 decreased $14.4 million, or 14.8%, as compared to the corresponding period in 2012 due primarily to the sale of our Andrews County properties.

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

The Indenture contains covenants that restrict our ability to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the 2019 Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant provides that we may only incur indebtedness if the ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) does not exceed certain ratios specified in the Indenture.  These covenants are subject to a number of important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at June 30, 2013 and December 31, 2012.

Revolving credit facility

We have a credit facility with a syndicate of banks that provides for a revolving line of credit of up to $470 million, limited to the amount of a borrowing base as determined by the banks.  We have historically relied on our revolving credit facility for both our short-term liquidity (working capital) and our long-term financial needs.  As long as we have sufficient availability under our revolving credit facility to meet our obligations as they become due, we believe that we will have sufficient liquidity and will be able to fund any short-term working capital deficit.

The borrowing base, which is based on the discounted present value of future net cash flows from oil and gas production, is redetermined by the banks semi-annually in May and November.  We or the banks may also request an unscheduled borrowing base redetermination at other times during the year.  If, at any time, the borrowing base is less than the amount of outstanding credit exposure under our revolving credit facility, we will be required to (1) provide additional security, (2) prepay the principal amount of the loans in an amount sufficient to eliminate the deficiency (or by a combination of such additional security and such prepayment to eliminate such deficiency), or (3) prepay the deficiency in not more than five equal monthly installments plus accrued interest.  In April 2013, the banks decreased the aggregate commitment and borrowing base from $585 million to $470 million and decreased the maximum credit facility from $585 million to $470 million. During the first six months of 2013, we decreased indebtedness outstanding under our revolving credit facility by $145 million, effective with the closing of the transaction to monetize our Wolfberry oil and gas reserves, leasehold interests and facilities in Andrews County, Texas for $215.2 million, of which $26.5 million is in escrow pending resolution of certain title requirements that we expect to resolve timely and apply the proceeds to further reduce our outstanding balance during the third quarter of 2013.

Our revolving credit facility is collateralized primarily by 80% or more of the adjusted engineered value (as defined in our revolving credit facility) of our oil and gas interests evaluated in determining the borrowing base.  The obligations under our revolving credit facility are guaranteed by each of CWEI’s material domestic subsidiaries except for CWEI Andrews Properties, GP, LLC.

At our election, annual interest rates under our revolving credit facility are determined by reference to (1) LIBOR plus an applicable margin between 1.75% and 2.75% per year or (2) if an alternate base rate loan, the greatest of (A) the prime rate, (B) the federal funds rate plus 0.50%, or (C) one-month LIBOR plus 1% plus, if any of (A), (B) or (C), an applicable margin between 0.75% and 1.75% per year.  We also pay a commitment fee on the unused portion of our revolving credit facility at a rate between 0.375% and 0.50%.  The applicable margins are based on actual borrowings outstanding as a percentage of the borrowing base.  Interest and fees are payable no less often than quarterly.  The effective annual interest rate on borrowings under our revolving credit facility, excluding bank fees and amortization of debt issue costs, for the six months ended June 30, 2013 was 2.7%.

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

Working capital computed for loan compliance purposes differs from our working capital computed in accordance with accounting principles generally accepted in the United States (“GAAP”).  Since compliance with financial covenants is a material requirement under the credit facilities, we consider the loan compliance working capital to be useful as a measure of our liquidity because it includes the funds available to us under our revolving credit facility and is not affected by the volatility in working capital caused by changes in fair value of derivatives.  Our GAAP reported working capital was $35.7 million at June 30, 2013 compared to $3.6 million at December 31, 2012.  After giving effect to the adjustments, our working capital computed for loan compliance purposes was $177.8 million at June 30, 2013, as compared to $117 million at December 31, 2012.

The following table reconciles our GAAP working capital to the working capital computed for loan compliance purposes at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
	(In thousands)
Working capital per GAAP	$35,670	$3,556
Add funds available under our revolving credit facility	149,947	120,950
Exclude fair value of derivatives classified as current assets or current liabilities	(7,836)	(7,495)
Working capital per loan covenant	$177,781	$117,011

Our revolving credit facility also prohibits the ratio of our consolidated funded indebtedness to consolidated EBITDAX (the “Leverage Ratio”) (determined as of the last end of each fiscal quarter for the then most-recently ended four fiscal quarters) from being greater than 4 to 1.

We were in compliance with all financial and non-financial covenants at June 30, 2013 and December 31, 2012.  However, if we increase leverage and our liquidity is reduced, we may fail to comply with one or more of these covenants in the future.  If we fail to meet any of these loan covenants, we would ask the banks to waive compliance, amend our revolving credit facility to allow us to become compliant or grant us sufficient time to obtain additional capital resources through alternative means.  If a suitable arrangement could not be reached with the banks, the banks could accelerate the indebtedness and seek to foreclose on the pledged assets.

The lending group under our revolving credit facility includes the following institutions:  JPMorgan Chase Bank, N.A., Union Bank, N.A., Wells Fargo Bank, N.A., The Royal Bank of Scotland plc, Compass Bank, Frost Bank, Natixis, KeyBank, N.A., UBS Loan Finance, LLC, Fifth Third Bank, US Bank, N.A., and Whitney Bank.

 From time to time, we engage in other transactions with lenders under our revolving credit facility.  Such lenders or their affiliates may serve as counterparties to our commodity and interest rate derivative agreements.  As of June 30, 2013, JPMorgan Chase Bank, N.A. was the only counterparty to our commodity derivative agreements.  Our obligations under existing derivative agreements with our lenders are secured by the security documents executed by the parties under our revolving credit facility.

At June 30, 2013, we had $315 million of borrowings outstanding under our revolving credit facility, leaving $149.9 million available under the facility after allowing for outstanding letters of credit totaling $5.1 million.  Our revolving credit facility matures in November 2015.

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to June 30, 2013. The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps:

	Oil		Gas
	Bbls	Price	MMBtu (a)	Price
Production Period:
3rd Quarter 2013	300,000	$104.60	360,000	$3.34
4th Quarter 2013	300,000	$104.60	330,000	$3.34
2014	600,000	$99.30	—	$—
	1,200,000		690,000

(a)	One MMBtu equals one Mcf at a Btu factor of 1,000.

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of our commodity derivatives.  As of June 30, 2013, a $1 per barrel change in the price of oil and a $.50 per MMBtu change in the price of gas would change the fair value of our commodity derivatives by approximately $1.6 million.

Interest Rates

We are exposed to interest rate risk on our long-term debt with a variable interest rate.  At June 30, 2013, our fixed rate debt maturing 2019 had a carrying value of $349.6 million and an approximate fair value of $351.8 million, based on current market quotes.  We estimate that a hypothetical change in the fair value of our long-term debt resulting from a 100-basis point change in interest rates would be approximately $16.1 million.  Based on our outstanding variable rate indebtedness at June 30, 2013 of $315 million, a change in interest rates of 100-basis points would affect annual interest payments by $3.2 million.

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

•
it is the conclusion of our chief executive and chief financial officers that as of June 30, 2013 these disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information that is required to be disclosed by the Company in reports filed or submitted with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms established by the SEC.

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A -	Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 5, 2013, and available at www.sec.gov.

There have been no material changes to these risk factors. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

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

**4.1
Stock Purchase Agreement dated May 19, 2004 by and among Clayton Williams Energy, Inc. and various institutional investors, filed as Exhibit 4 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2004††

**4.2
Indenture, dated March 16, 2011, among Clayton Williams Energy, Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as Trustee, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on March 17, 2011††

**10.1
Seventh Amendment to Second Amended and Restated Credit Agreement and Limited Consent dated April 5, 2013, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 30, 2013††

**10.2	CWEI Oklahoma 3D Phase 1 Reward Plan effective May 1, 2013, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on May 28, 2013††

**10.3	CWEI Oklahoma 3D Phase 2 Reward Plan effective May 1, 2013, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on May 28, 2013††

*31.1	Certification by the President and Chief Executive Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

*31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

***32.1	Certifications by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

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

CLAYTON WILLIAMS ENERGY, INC.

Date:	August 5, 2013	By:	/s/ Mel G. Riggs
Mel G. Riggs
Executive Vice President and Chief Operating Officer

Date:	August 5, 2013	By:	/s/ Michael L. Pollard
Michael L. Pollard
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
**3.1	Second Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to our Form S-2 Registration Statement, Commission File No. 333-13441

**3.2	Certificate of Amendment of Second Restated Certificate of Incorporation of Clayton Williams Energy, Inc., filed as Exhibit 3.1 to our Form 10-Q for the period ended September 30, 2000††

**3.3	Corporate Bylaws of Clayton Williams Energy, Inc., as amended, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 14, 2008††

**4.1
Stock Purchase Agreement dated May 19, 2004 by and among Clayton Williams Energy, Inc. and various institutional investors, filed as Exhibit 4 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2004††

**4.2
Indenture, dated March 16, 2011, among Clayton Williams Energy, Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as Trustee, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on March 17, 2011††

**10.1
Seventh Amendment to Second Amended and Restated Credit Agreement and Limited Consent dated April 5, 2013, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 30, 2013††

**10.2	CWEI Oklahoma 3D Phase 1 Reward Plan effective May 1, 2013, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on May 28, 2013††

**10.3	CWEI Oklahoma 3D Phase 2 Reward Plan effective May 1, 2013, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on May 28, 2013††

*31.1	Certification by the President and Chief Executive Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

*31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

***32.1	Certifications by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*                       Filed herewith
**                Incorporated by reference to the filing indicated
***         Furnished herewith
††                Filed under our Commission File No. 001-10924