Form 10-Q
period 2014-09-30
CLAYTON WILLIAMS ENERGY INC /DE
filed 2014-10-31
CIK 880115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

There were 12,169,536 shares of Common Stock, $.10 par value, of the registrant outstanding as of October 28, 2014.

CLAYTON WILLIAMS ENERGY, INC.

PART I.  FINANCIAL INFORMATION

Item 1 -	Financial Statements

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands) ASSETS

	September 30, 2014	December 31, 2013
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$30,826	$26,623
Accounts receivable:
Oil and gas sales	41,014	39,268
Joint interest and other, net of allowance for doubtful accounts of $1,204 and $1,184 at September 30, 2014 and December 31, 2013	16,593	17,121
Affiliates	480	264
Inventory	32,447	39,183
Deferred income taxes	4,088	7,581
Fair value of derivatives	3,372	2,518
Prepaids and other	6,650	5,753
	135,470	138,311
PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	2,576,901	2,403,277
Pipelines and other midstream facilities	58,333	54,800
Contract drilling equipment	116,264	96,270
Other	21,084	20,620
	2,772,582	2,574,967
Less accumulated depreciation, depletion and amortization	(1,487,411)	(1,375,860)
Property and equipment, net	1,285,171	1,199,107

OTHER ASSETS
Debt issue costs, net	12,991	12,785
Investments and other	16,914	16,534
	29,905	29,319
	$1,450,546	$1,366,737

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands) LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2014	December 31, 2013
	(Unaudited)
CURRENT LIABILITIES
Accounts payable:
Trade	$75,335	$75,872
Oil and gas sales	45,552	37,834
Affiliates	891	874
Fair value of derivatives	—	208
Accrued liabilities and other	34,426	21,607
	156,204	136,395
NON-CURRENT LIABILITIES
Long-term debt	631,682	639,638
Deferred income taxes	164,635	140,809
Asset retirement obligations	45,223	49,981
Deferred revenue from volumetric production payment	24,725	29,770
Accrued compensation under non-equity award plans	25,064	15,469
Other	952	892
	892,281	876,559
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share, authorized — 3,000,000 shares; none issued	—	—
Common stock, par value $.10 per share, authorized — 30,000,000 shares; issued and outstanding — 12,169,536 and 12,165,536 shares at September 30, 2014 and December 31, 2013	1,216	1,216
Additional paid-in capital	152,686	152,556
Retained earnings	248,159	200,011
	402,061	353,783
	$1,450,546	$1,366,737

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited) (In thousands, except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES
Oil and gas sales	$107,480	$104,004	$331,369	$296,146
Midstream services	1,883	1,146	5,336	3,373
Drilling rig services	7,066	4,044	22,438	12,896
Other operating revenues	2,854	1,971	14,640	4,533
Total revenues	119,283	111,165	373,783	316,948
COSTS AND EXPENSES
Production	25,927	25,651	77,006	83,254
Exploration:
Abandonments and impairments	2,026	609	8,752	2,980
Seismic and other	247	177	1,955	3,541
Midstream services	624	392	1,648	1,318
Drilling rig services	4,630	3,239	14,968	12,704
Depreciation, depletion and amortization	37,037	34,928	112,242	109,863
Impairment of property and equipment	—	709	3,406	89,811
Accretion of asset retirement obligations	936	1,049	2,723	3,169
General and administrative	811	10,030	33,980	20,401
Other operating expenses	1,480	463	2,220	1,869
Total costs and expenses	73,718	77,247	258,900	328,910
Operating income (loss)	45,565	33,918	114,883	(11,962)
OTHER INCOME (EXPENSE)
Interest expense	(12,609)	(9,262)	(37,975)	(30,106)
Gain (loss) on derivatives	9,650	(8,278)	(3,715)	(9,919)
Other	385	474	2,274	2,007
Total other income (expense)	(2,574)	(17,066)	(39,416)	(38,018)
Income (loss) before income taxes	42,991	16,852	75,467	(49,980)
Income tax (expense) benefit	(15,562)	(5,901)	(27,319)	18,693
NET INCOME (LOSS)	$27,429	$10,951	$48,148	$(31,287)
Net income (loss) per common share:
Basic	$2.25	$0.90	$3.96	$(2.57)
Diluted	$2.25	$0.90	$3.96	$(2.57)
Weighted average common shares outstanding:
Basic	12,166	12,165	12,166	12,165
Diluted	12,166	12,165	12,166	12,165

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited) (In thousands)

	Common Stock		Additional		Total
	No. of	Par	Paid-In	Retained	Stockholders’
	Shares	Value	Capital	Earnings	Equity
BALANCE,
December 31, 2013	12,166	$1,216	$152,556	$200,011	$353,783
Net income	—	—	—	48,148	48,148
Issuance of stock through compensation
plans, including income tax benefits	4	—	130	—	130
BALANCE,
September 30, 2014	12,170	$1,216	$152,686	$248,159	$402,061

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$48,148	$(31,287)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	112,242	109,863
Impairment of property and equipment	3,406	89,811
Abandonments and impairments	8,752	2,980
Gain on sales of assets and impairment of inventory, net	(9,069)	(1,527)
Deferred income tax expense (benefit)	27,319	(18,693)
Non-cash employee compensation	9,979	(5,897)
Loss on derivatives	3,715	9,919
Cash settlements of derivatives	(4,777)	(1,364)
Accretion of asset retirement obligations	2,723	3,169
Amortization of debt issue costs and original issue discount	2,329	2,281
Amortization of deferred revenue from volumetric production payment	(5,855)	(6,639)
Changes in operating working capital:
Accounts receivable	(1,434)	(188)
Accounts payable	3,539	(4,060)
Other	10,728	5,513
Net cash provided by operating activities	211,745	153,881
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(311,968)	(208,022)
Proceeds from volumetric production payment	810	1,034
Proceeds from sales of assets	104,634	197,941
Decrease in equipment inventory	9,655	5,818
Other	(325)	(1,169)
Net cash used in investing activities	(197,194)	(4,398)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	29,522	43,000
Repayments of long-term debt	(40,000)	(180,000)
Proceeds from exercise of stock options	130	—
Net cash used in financing activities	(10,348)	(137,000)
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,203	12,483
CASH AND CASH EQUIVALENTS
Beginning of period	26,623	10,726
End of period	$30,826	$23,209
SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$23,929	$20,968
Cash paid for income taxes	$1,600	$—

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

In the opinion of management, our unaudited consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 include all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation in accordance with GAAP.  These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” that outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. An entity is required to apply ASU 2014-09 for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. An entity can apply ASU 2014-09 using either a full retrospective method, meaning the standard is applied to all of the periods presented, or a modified retrospective method, meaning the cumulative effect of initially applying the standard is recognized in

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the most current period presented in the financial statements. We are evaluating the impact that this new guidance will have on our consolidated financial statements.

3.	Long-Term Debt

Long-term debt consists of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
7.75% Senior Notes due 2019, net of unamortized original issue discount of $318 at September 30, 2014 and $362 at December 31, 2013	$599,682	$599,638
Revolving credit facility, due April 2019(a)	32,000	40,000
	$631,682	$639,638
_______

(a)	Renewed and extended in April 2014.

Senior Notes

In March 2011, we issued $300 million of aggregate principal amount of 7.75% Senior Notes due 2019 (the “2019 Senior Notes”).  The 2019 Senior Notes were issued at par and bear interest at 7.75% per year, payable semi-annually on April 1 and October 1 of each year.  In April 2011, we issued an additional $50 million aggregate principal amount of the 2019 Senior Notes with an original issue discount of 1% or $0.5 million.  In October 2013, we issued $250 million of aggregate principal amount of the 2019 Senior Notes at par to yield 7.75% to maturity. These 2019 Senior Notes and the 2019 Senior Notes originally issued in March and April 2011 are treated as a single class of debt securities under the same indenture. We may redeem some or all of the 2019 Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 103.875% beginning on April 1, 2015, 101.938% beginning on April 1, 2016, and 100% beginning on April 1, 2017 or for any period thereafter, in each case plus accrued and unpaid interest.

The Indenture contains covenants that restrict our ability to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the 2019 Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant provides that we may only incur indebtedness if the ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) does not exceed certain ratios specified in the Indenture.  These covenants are subject to a number of important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at September 30, 2014 and December 31, 2013.

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

The initial borrowing base and the aggregate lender commitments under the new facility equaled $415 million at September 30, 2014. The new facility, which matures in April 2019, requires an accelerated maturity of October 1, 2018 unless our existing 2019 Senior Notes are refinanced or extended in accordance with the terms of the facility prior to October 1, 2018. At September 30, 2014, we had $32 million of borrowings outstanding on our revolving credit facility, leaving $377.1 million available under the facility after allowing for outstanding letters of credit totaling $5.9 million.

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

At our election, annual interest rates under our revolving credit facility are determined by reference to (1) LIBOR plus an applicable margin between 1.50% and 2.50% per year or (2) if an alternate base rate loan, the greatest of (A) the prime rate, (B) the federal funds rate plus 0.50%, or (C) one-month LIBOR plus 1% plus, if any of (A), (B) or (C), an applicable margin between 0.50% and 1.50% per year.  We also pay a commitment fee on the unused portion of our revolving credit facility at a rate between 0.375% and 0.50%.  The applicable margins are based on actual borrowings outstanding as a percentage of the borrowing base.  Interest and fees are payable no less often than quarterly.  The effective annual interest rate on borrowings under our revolving credit facility, excluding bank fees and amortization of debt issue costs, for the nine months ended September 30, 2014 was 2.3%.

Our revolving credit facility also contains various covenants and restrictive provisions that may, among other things, limit our ability to sell assets, incur additional indebtedness, make investments or loans and create liens.  One such covenant requires that we maintain a ratio of consolidated current assets to consolidated current liabilities of at least 1 to 1.  Another financial covenant prohibits the ratio of our consolidated funded indebtedness to consolidated EBITDAX (determined as of the end of each fiscal quarter for the then most-recently ended four fiscal quarters) from being greater than 4 to 1.  The computations of consolidated current assets, current liabilities, EBITDAX and funded indebtedness are defined in our revolving credit facility.  We were in compliance with all financial and non-financial covenants at September 30, 2014 and December 31, 2013.

4.	Sales of Assets

In September 2014, we sold our interests in approximately 7,500 net acres in the Delaware Basin in Ward and Winkler Counties, Texas to an unaffiliated third party for $29.3 million. Proceeds from this sale were used to repay a portion of the outstanding balance on our revolving credit facility.

In March 2014, we closed a transaction to sell our interests in selected wells and leases in Wilson, Brazos, La Salle, Frio and Robertson Counties, Texas for $71 million, subject to customary closing adjustments. At closing, $6.8 million of the total proceeds was placed in escrow pending resolution of certain title requirements, $4.3 million of which was released in June 2014. If the remaining title requirements are not satisfied, waived or extended, some or all of the remaining $2.5 million of retained proceeds may be returned to the buyer. To the extent we are able to satisfy any of the remaining title requirements, we may recognize additional net proceeds from the sale in future periods. In February 2014, we sold a property in Ward County, Texas for $5.1 million, subject to customary closing adjustments. Net proceeds from these sales were used to repay the then outstanding balance on our revolving credit facility and to fund a portion of our planned capital expenditures for 2014.

In April 2013, we closed a transaction to monetize a substantial portion of our Andrews County Wolfberry oil and gas reserves, leasehold interests and facilities (the “Assets”). At closing, we contributed 5% of the Assets to a newly formed limited partnership in exchange for a 5% general partner interest, and a unit of GE Energy Financial Services contributed cash of $215.2 million to the limited partnership in exchange for a 95% limited partnership interest. The limited partnership then purchased 95% of the Assets from us for $215.2 million, subject to customary closing adjustments. Upon the attainment by the limited partner of predetermined rates of return, our general partner interest in the partnership may increase. Proceeds from this transaction were used to repay a portion of the outstanding balance on our revolving credit facility.

In April 2013, we sold a 75% interest in our rights to the base of the Delaware formation in approximately 12,000 net undeveloped acres in Loving County, Texas to an unaffiliated third party for $6.8 million. In December 2013, we sold our remaining interest in the same acreage for $34.5 million, subject to customary closing adjustments. Proceeds from this sale were used to repay a portion of the outstanding balance on our revolving credit facility.

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

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

life.  The inputs are calculated based on historical data as well as current estimated costs. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset.

The following table reflects the changes in ARO during the nine months ended September 30, 2014 and the year ended December 31, 2013:

	September 30, 2014	December 31, 2013
	(In thousands)
Beginning of period	$49,981	$51,477
Additional ARO from new properties	692	795
Sales or abandonments of properties	(4,375)	(5,892)
Accretion expense	2,723	4,203
Revisions of previous estimates	(3,798)	(602)
End of period	$45,223	$49,981

6.	Deferred Revenue from Volumetric Production Payment

In March 2012, Southwest Royalties, Inc. (“SWR”), a wholly owned subsidiary of CWEI, completed the mergers of each of the 24 limited partnerships of which SWR was the general partner, into SWR, with SWR continuing as the surviving entity in the mergers. To obtain the funds to finance the aggregate merger consideration, SWR entered into a volumetric production payment (“VPP”) with a third party for upfront cash proceeds of $44.4 million and deferred future advances aggregating $4.7 million.  Under the terms of the VPP, SWR conveyed to the third party a term overriding royalty interest covering approximately 725,000 barrel of oil equivalent (“BOE”) of estimated future oil and gas production from certain properties derived from the mergers. The scheduled volumes under the VPP relate to production months from March 2012 through December 2019 and are to be delivered to, or sold on behalf of, the third party free of all costs associated with the production and development of the underlying properties.  Once the scheduled volumes have been delivered to the third party, the term overriding royalty interest will terminate.  SWR retained the obligation to prudently operate and produce the properties during the term of the VPP, and the third party assumed all risks related to the adequacy of the associated reserves to fully recoup the scheduled volumes and also assumed all risks associated with product prices.  As a result, the VPP has been accounted for as a sale of reserves, with the sales proceeds being deferred and amortized into oil and gas sales as the scheduled volumes are produced. The net proceeds from the VPP are recorded as a non-current liability in the consolidated balance sheets.  Deferred revenue from the VPP is amortized over the life of the VPP and recognized in oil and gas sales in the consolidated statements of operations and comprehensive income (loss). As of September 30, 2014, we have a remaining obligation to deliver approximately 402,000 BOE.

The following table reflects the changes in the deferred revenue during the nine months ended September 30, 2014 and the year ended December 31, 2013:

	September 30, 2014	December 31, 2013
	(In thousands)
Beginning of period	$29,770	$37,184
Deferred revenue from VPP	810	1,332
Amortization of deferred revenue from VPP	(5,855)	(8,746)
End of period	$24,725	$29,770

7.	Compensation Plans

Stock-Based Compensation

We presently have no options outstanding under a stock option plan for independent directors. No options were granted during the nine months ended September 30, 2014 or 2013, and options to purchase 4,000 shares of common stock (with an intrinsic value of $262,890) were exercised during the nine months ended September 30, 2014.

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

The Compensation Committee has also adopted an APO reward plan (the “APO Reward Plan”) which offers eligible officers, key employees and consultants the opportunity to receive bonus payments that are based on certain profits derived from a portion of our working interest in specified areas where we are conducting drilling and production enhancement operations.  The wells subject to the APO Reward Plan are not included in the APO Incentive Plan.  Likewise, wells included in the APO Incentive Plan are not included in the APO Reward Plan.  Although conceptually similar to the APO Incentive Plan, the APO Reward Plan is a compensatory bonus plan through which we pay participants a bonus equal to a portion of the APO cash flows received by us from our working interest in wells in a specified area.  Unlike the APO Incentive Plan, however, participants in the APO Reward Plan are not immediately vested in all future amounts payable under the plan.  As of September 30, 2014, we have granted awards under the APO Reward Plan in 15 specified areas, each of which established a quarterly bonus amount equal to 7% or 10% of the APO cash flow from wells drilled or recompleted in the respective areas after the effective date set forth in each plan, which dates range from January 1, 2007 to June 11, 2014.  Of these 15 awards, eight awards are fully vested, two awards will fully vest on May 1, 2015, two will fully vest on August 1, 2015 and three will fully vest on June 23, 2016.

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

We recognize compensation expense related to the APO Partnerships based on the estimated value of economic interests conveyed to the participants. Estimated compensation expense applicable to the APO Reward Plan and SWR Reward Plan is recognized over the vesting periods, which range from two years to five years. Compensation expense related to non-equity award plans for the three months ended September 30, 2014 and 2013 and nine months ended September 30, 2014 and 2013 were ($5.7) million and $1.8 million, $12.4 million and ($0.9) million, respectively. Credits to expense resulted from the reversal of previously accrued compensation expense attributable to changes in estimates of future compensation expense.

Aggregate compensation under non-equity award plans is reflected in the accompanying consolidated balance sheets as detailed in the following schedule:

	September 30, 2014	December 31, 2013
	(In thousands)
Current liabilities:
Accrued liabilities and other	$3,701	$3,317
Non-current liabilities:
Accrued compensation under non-equity award plans	25,064	15,469
Total accrued compensation under non-equity award plans	$28,765	$18,786

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Derivatives

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to September 30, 2014.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps:

	Oil
	Bbls	Price
Production Period:
4th Quarter 2014	503,200	$96.92
	503,200

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil may have on the fair value of our commodity derivatives.  As of September 30, 2014, a $1 per barrel change in the price of oil would change the fair value of our commodity derivatives by approximately $0.5 million.

Accounting For Derivatives

We did not designate any of our currently open commodity derivatives as cash flow hedges; therefore, all changes in the fair value of these contracts prior to maturity, plus any realized gains or losses at maturity, are recorded as other income (expense) in our consolidated statements of operations and comprehensive income (loss).

Effect of Derivative Instruments on the Consolidated Balance Sheets

Fair Value of Derivative Instruments as of September 30, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives not designated as hedging instruments:
Commodity derivatives	Fair value of derivatives:		Fair value of derivatives:
	Current	$3,372	Current	$—
	Non-current	—	Non-current	—
Total		$3,372		$—

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivative Instruments as of December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives not designated as hedging instruments:
Commodity derivatives	Fair value of derivatives:		Fair value of derivatives:
	Current	$2,518	Current	$208
	Non-current	—	Non-current	—
Total		$2,518		$208

Gross to Net Presentation Reconciliation of Derivative Assets and Liabilities

	September 30, 2014
	Assets	Liabilities
	(In thousands)
Fair value of derivatives — gross presentation	$3,372	$—
Effects of netting arrangements	—	—
Fair value of derivatives — net presentation	$3,372	$—

	December 31, 2013
	Assets	Liabilities
	(In thousands)
Fair value of derivatives — gross presentation	$3,909	$1,599
Effects of netting arrangements	(1,391)	(1,391)
Fair value of derivatives — net presentation	$2,518	$208

Our derivative contracts are with JPMorgan Chase Bank, N.A and Union Bank, N.A.  We have elected to net the outstanding positions with these counterparties between current and noncurrent assets or liabilities since we have the right to settle these positions on a net basis.

Effect of Derivative Instruments Recognized in Earnings on the Consolidated Statements of Operations and Comprehensive Income (Loss)

	Amount of Gain or (Loss) Recognized in Earnings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Location of Gain or (Loss) Recognized in Earnings	2014	2013	2014	2013
	(In thousands)
Derivatives not designated as hedging instruments:
Commodity derivatives:
Other income (expense) -
Gain (loss) on derivatives	$9,650	$(8,278)	$(3,715)	$(9,919)
Total	$9,650	$(8,278)	$(3,715)	$(9,919)

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Fair Value of Financial Instruments

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

The financial assets and liabilities measured on a recurring basis at September 30, 2014 and December 31, 2013 were commodity derivatives.  The fair value of all derivative contracts is reflected on the consolidated balance sheet as detailed in the following schedule:

	September 30, 2014	December 31, 2013
	Significant Other
	Observable Inputs
Description	(Level 2)
	(In thousands)
Assets:
Fair value of commodity derivatives	$3,372	$2,518
Total assets	$3,372	$2,518
Liabilities:
Fair value of commodity derivatives	$—	$208
Total liabilities	$—	$208

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Other Financial Instruments

We estimate the fair value of the 2019 Senior Notes using quoted market prices (Level 1 inputs). Fair value is compared to the carrying value in the table below:

	September 30, 2014		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
Description	Amount	Fair Value	Amount	Fair Value
(In thousands)
7.75% Senior Notes due 2019	$599,682	$616,500	$599,638	$616,500

10.	Income Taxes

Our effective federal and state income tax rate for the nine months ended September 30, 2014 of 36.2% differed from the statutory federal rate of 35% due primarily to increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

We file federal income tax returns with the United States Internal Revenue Service and state income tax returns in various state tax jurisdictions.  Our tax returns for fiscal years after 2010 currently remain subject to examination by appropriate taxing authorities.  None of our income tax returns are under examination at this time.

11.	Other Operating Revenues and Expenses

Other operating revenues and expenses for the three months and nine months ended September 30, 2014 and September 30, 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Other operating revenues:
Gain on sales of assets	$1,080	$1,971	$11,289	$2,738
Marketing revenue	1,774	—	3,351	1,795
Total other operating revenues	$2,854	$1,971	$14,640	$4,533
Other operating expenses:
Loss on sales of assets	$1,480	$39	$2,210	$1,084
Marketing expense	—	302	—	658
Impairment of inventory	—	122	10	127
Total other operating expenses	$1,480	$463	$2,220	$1,869

During the three months ended September 30, 2014, gain on sales of assets included an $0.8 million gain on sale of certain non-core Reeves County, Texas assets in July 2014 and loss on sales of assets included a loss of $0.8 million related to post-closing adjustments related to the sale of the Austin Chalk/Eagle Ford assets sold in March 2014. During the nine months ended September 30, 2014, gain on sales of assets included the sale of certain non-core Austin Chalk/Eagle Ford assets in March 2014 and the sale of a property in Ward County, Texas in February 2014 (see Note 4).

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

In June 2012, we cancelled an $11 million note receivable in exchange for a 7.66% non-controlling membership interest in Dalea Investment Group, LLC (“Dalea”), an international oilfield services company formed in March 2012.  Since the membership interests in Dalea are privately-held and are not traded in an active market, our investment in Dalea is carried at cost of $11 million.  As of September 30, 2014, we have performed a qualitative assessment and determined there has been no indication of any impairment of our investment in Dalea.

13.	Costs of Oil and Gas Properties

The following table sets forth the net capitalized costs for oil and gas properties as of September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
	(In thousands)
Proved properties	$2,479,681	$2,317,053
Unproved properties	97,220	86,224
Total capitalized costs	2,576,901	2,403,277
Accumulated depletion	(1,382,667)	(1,282,989)
Net capitalized costs	$1,194,234	$1,120,288

14.                   Commitments and Contingencies

Legal Proceedings

SWR is a defendant in a suit filed in April 2011 in the Circuit Court of Union County, Arkansas where the plaintiffs initially sought in excess of $8 million for the costs of environmental remediation to a lease on which operations were commenced in the 1930s. In June 2013, the plaintiffs, SWR and the remaining defendants agreed to a settlement of $0.8 million, of which SWR will pay $0.7 million. To accomplish the settlement, the case has been converted to a class action, and each member of the class will be offered the right to either participate or opt out of the class and continue a separate action for damages. If more than 25% of the plaintiffs elect to opt out of the settlement, SWR has the right to terminate the settlement. Any plaintiffs opting out will be subject to all previous rulings of the court, including an order dismissing a significant number of the plaintiffs’ claims on the basis that such claims were time barred. SWR believes that the number of plaintiffs opting out of the settlement, if any, will be insignificant. A loss on settlement of $0.7 million was recorded in June 2013 in connection with this proposed settlement. Settlement documents were agreed to and the court entered an order of settlement. A fairness hearing is set for December 19, 2014.

In February 2012, BMT O&G TX, L.P. filed a suit in the 143rd Judicial District in Reeves County, Texas to terminate a lease under our farm-in agreement with Chesapeake Exploration, L.L.C. (“Chesapeake”). Plaintiffs are the lessors and claim a breach of the lease which they allege gives rise to termination of the lease. CWEI denies a breach and argues in the alternative that (i) any breach was cured in accordance with the lease and (ii) a breach will not give rise to lease termination. In October 2013, a judge ruled that CWEI and Chesapeake are jointly and severally liable for damages to plaintiffs in the amount of approximately $2.9 million and attorney fees of $0.8 million. A loss of $1.4 million was recorded in December 2013 in connection with the judgment. CWEI is appealing the judgment.

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

We impair our long-lived assets, including oil and gas properties and contract drilling equipment, when estimated undiscounted future net cash flows of an asset are less than its carrying value.  The amount of any such impairment is recognized based on the difference between the carrying value and the estimated fair value of the asset.  We categorize the measurement of fair value of these assets as Level 3 inputs.  We estimate the fair value of the impaired property by applying weighting factors to fair values determined under three different methods: discounted cash flow method, flowing daily production method and proved reserves per BOE method. We then assign applicable weighting factors based on the relevant facts and circumstances.  We recorded no provision for impairment of proved properties for the three months ended September 30, 2014, and $0.7 million for the three months ended September 30, 2013.  We recorded a provision for impairment of proved properties of $3.4 million for the nine months ended September 30, 2014 and $89.8 million for the nine months ended September 30, 2013. The impairment for the three months ended September 30, 2013 was related to the write down of certain non-core Permian Basin properties to their estimated fair value. The impairment for the nine months ended September 30, 2014 was related to the write down of certain non-operated properties located in North Dakota to their estimated fair value. The impairment for the nine months ended September 30, 2013 was related to the write down of our Andrews County Wolfberry assets and certain non-core Permian Basin properties to their estimated fair value.

Unproved properties are nonproducing and do not have estimable cash flow streams. Therefore, we estimate the fair value of individually significant prospects by obtaining, when available, information about recent market transactions in the vicinity of the prospects and adjust the market data as needed to give consideration to the proximity of the prospects to known fields and reservoirs, the extent of geological and geophysical data on the prospects, the remaining terms of leases holding the acreage in the prospects, recent drilling results in the vicinity of the prospects and other risk-related factors such as drilling and completion costs, estimated product prices and other economic factors. Individually insignificant prospects are grouped and impaired based on remaining lease terms and our historical experience with similar prospects. Based on the assessments previously discussed, we will impair our unproved oil and gas properties when we determine that a prospect’s carrying value exceeds its estimated fair value. We categorize the measurement of fair value of unproved properties as Level 3 inputs. We recorded provisions for impairment of unproved properties aggregating $0.9 million for the three months ended September 30, 2014, $0.6 million for the three months ended September 30, 2013, $5.9 million for the nine months ended September 30, 2014 and $0.9 million for the nine months ended September 30, 2013, and charged these impairments to abandonments and impairments in the accompanying consolidated statements of operations and comprehensive income (loss).

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Segment Information

We have two reportable operating segments, which are (1) oil and gas exploration and production and (2) contract drilling services.

The following tables present selected financial information regarding our operating segments for the three and nine months ended September 30, 2014 and 2013:

For the Three Months Ended
September 30, 2014
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total
Revenues	$112,571	$16,155	$(9,443)	$119,283
Depreciation, depletion and amortization (a)	34,758	3,416	(1,137)	37,037
Other operating expenses (b)	31,982	10,867	(6,168)	36,681
Interest expense	12,609	—	—	12,609
Other (income) expense	(10,035)	—	—	(10,035)
Income (loss) before income taxes	43,257	1,872	(2,138)	42,991
Income tax (expense) benefit	(14,907)	(655)	—	(15,562)
Net income (loss)	$28,350	$1,217	$(2,138)	$27,429
Total assets	$1,420,998	$66,555	$(37,007)	$1,450,546
Additions to property and equipment	$112,135	$7,315	$(2,138)	$117,312

For the Nine Months Ended
September 30, 2014
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total
Revenues	$351,694	$44,817	$(22,728)	$373,783
Depreciation, depletion and amortization (a)	108,473	10,004	(2,829)	115,648
Other operating expenses (b)	128,032	31,795	(16,575)	143,252
Interest expense	37,975	—	—	37,975
Other (income) expense	1,441	—	—	1,441
Income (loss) before income taxes	75,773	3,018	(3,324)	75,467
Income tax (expense) benefit	(26,263)	(1,056)	—	(27,319)
Net income (loss)	$49,510	$1,962	$(3,324)	$48,148
Total assets	$1,420,998	$66,555	$(37,007)	$1,450,546
Additions to property and equipment	$289,914	$20,181	$(3,324)	$306,771

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

The financial information which follows sets forth our condensed consolidating financial statements as of and for the periods indicated.

Condensed Consolidating Balance Sheet September 30, 2014 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Current assets	$139,510	$293,188	$646	$(297,874)	$135,470
Property and equipment, net	916,037	351,069	18,065	—	1,285,171
Investments in subsidiaries	364,874	—	—	(364,874)	—
Other assets	16,441	13,464	—	—	29,905
Total assets	$1,436,862	$657,721	$18,711	$(662,748)	$1,450,546
Current liabilities	$341,379	$110,873	$979	$(297,027)	$156,204
Non-current liabilities:
Long-term debt	631,682	—	—	—	631,682
Deferred income taxes	123,726	143,830	3,744	(106,665)	164,635
Other	43,832	51,958	174	—	95,964
	799,240	195,788	3,918	(106,665)	892,281
Equity	296,243	351,060	13,814	(259,056)	402,061
Total liabilities and equity	$1,436,862	$657,721	$18,711	$(662,748)	$1,450,546

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet December 31, 2013 (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Current assets	$140,100	$248,314	$538	$(250,641)	$138,311
Property and equipment, net	833,980	351,171	13,956	—	1,199,107
Investments in subsidiaries	342,416	—	—	(342,416)	—
Other assets	16,032	13,287	—	—	29,319
Total assets	$1,332,528	$612,772	$14,494	$(593,057)	$1,366,737
Current liabilities	$290,327	$93,055	$976	$(247,963)	$136,395
Non-current liabilities:
Long-term debt	639,638	—	—	—	639,638
Deferred income taxes	118,438	129,880	988	(108,497)	140,809
Other	36,161	59,829	122	—	96,112
	794,237	189,709	1,110	(108,497)	876,559
Equity	247,964	330,008	12,408	(236,597)	353,783
Total liabilities and equity	$1,332,528	$612,772	$14,494	$(593,057)	$1,366,737

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended September 30, 2014 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Total revenue	$83,100	$35,199	$984	$—	$119,283
Costs and expenses	49,718	23,340	660	—	73,718
Operating income (loss)	33,382	11,859	324	—	45,565
Other income (expense)	(3,258)	240	444	—	(2,574)
Equity in earnings of subsidiaries	8,364	—	—	(8,364)	—
Income tax (expense) benefit	(11,059)	(4,234)	(269)	—	(15,562)
Net income (loss)	$27,429	$7,865	$499	$(8,364)	$27,429

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Nine Months Ended September 30, 2014 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Total revenue	$257,182	$113,814	$2,787	$—	$373,783
Costs and expenses	179,479	77,682	1,739	—	258,900
Operating income (loss)	77,703	36,132	1,048	—	114,883
Other income (expense)	(41,249)	719	1,114	—	(39,416)
Equity in earnings of subsidiaries	25,358	—	—	(25,358)	—
Income tax (expense) benefit	(13,664)	(12,898)	(757)	—	(27,319)
Net income (loss)	$48,148	$23,953	$1,405	$(25,358)	$48,148

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

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Total revenue	$209,313	$106,173	$1,462	$—	$316,948
Costs and expenses	243,005	85,218	687	—	328,910
Operating income (loss)	(33,692)	20,955	775	—	(11,962)
Other income (expense)	(37,962)	(483)	427	—	(38,018)
Equity in earnings of subsidiaries	14,088	—	—	(14,088)	—
Income tax (expense) benefit	26,279	(7,165)	(421)	—	18,693
Net income (loss)	$(31,287)	$13,307	$781	$(14,088)	$(31,287)

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2014 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Operating activities	$136,661	$67,603	$4,652	$2,829	$211,745
Investing activities	(158,787)	(30,796)	(4,782)	(2,829)	(197,194)
Financing activities	26,873	(37,331)	110	—	(10,348)
Net increase (decrease) in cash and cash equivalents	4,747	(524)	(20)	—	4,203
Cash at beginning of period	19,693	6,886	44	—	26,623
Cash at end of period	$24,440	$6,362	$24	$—	$30,826

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2013 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Operating activities	$85,851	$64,905	$1,258	$1,867	$153,881
Investing activities	24,790	(25,837)	(1,484)	(1,867)	(4,398)
Financing activities	(100,050)	(37,406)	456	—	(137,000)
Net increase (decrease) in cash and cash equivalents	10,591	1,662	230	—	12,483
Cash at beginning of period	6,030	4,696	—	—	10,726
Cash at end of period	$16,621	$6,358	$230	$—	$23,209

18.	Subsequent Events

We have evaluated events and transactions that occurred after the balance sheet date of September 30, 2014 and have determined that no other events or transactions have occurred that would require recognition in the consolidated financial statements or disclosures in these notes to the consolidated financial statements.

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

Overview

We are engaged in developmental drilling in two primary oil-prone regions, the Southern Delaware Basin and the Giddings Area in Texas, where we have a significant inventory of developmental drilling opportunities.  During the nine months ended September 30, 2014, we spent $281.8 million on exploration and development activities.

Key Factors to Consider

The following summarizes the key factors considered by management in the review of our financial condition and operating performance for the third quarter of 2014 and the outlook for the remainder of 2014.

•
We sold all of our interests in certain non-core Austin Chalk/Eagle Ford assets in March 2014 and sold 95% of our Andrews County Wolfberry assets in April 2013. As a result, reported oil and gas production, revenues and operating costs for the quarter and nine months ended September 30, 2014 are not comparable to reported amounts for the same period in 2013.

•
Our oil and gas sales, excluding amortized deferred revenues, increased $3.7 million, or 4%, from the third quarter of 2013.  Production variances accounted for a $16.6 million increase and price variances accounted for a $12.9 million decrease. Average realized oil prices were $90.73 per barrel in the third quarter of 2014 versus $103.75 per barrel in the third quarter of 2013, and average realized gas prices were $4.14 per Mcf in 2014 versus $3.49 per Mcf in 2013. In addition, oil and gas sales for the third quarter of 2014 include $1.9 million of amortized deferred revenue attributable to the volumetric production payment (“VPP”) versus $2.2 million for the third quarter of 2013. Reported production and related average realized sales prices exclude volumes associated with the VPP.

•
Before giving effect to the asset sales discussed above, oil, gas and natural gas liquids (“NGL”) production per barrel of oil equivalent (“BOE”) increased 13% in the third quarter of 2014 compared to the third quarter of 2013, with oil production increasing 17% to 11,304 barrels per day, gas production decreasing 2% to 16,304 Mcf per day and NGL production increasing 15% to 1,565 barrels per day. Oil and NGL production accounted for approximately 83% of our total BOE production in the third quarter of 2014 versus 80% in the third quarter of 2013.

•
After giving effect to the asset sales, total production on a BOE basis increased 21% in the third quarter of 2014 as compared to the third quarter of 2013, with oil production increasing 2,456 barrels per day (28%), gas production decreasing 164 Mcf per day (1%) and NGL production increasing 239 barrels per day (18%).

•
We recorded a $9.6 million gain on derivatives in the third quarter of 2014 (net of a $0.2 million loss on settled contracts).  For the same period in 2013, we recorded an $8.3 million loss on derivatives (including a $0.5 million loss on settled contracts).  Since we do not presently designate our derivatives as cash flow hedges under applicable accounting standards, we recognize the full effect of changing prices on mark-to-market valuations as a current charge or credit to our results of operations.

•
General and administrative (“G&A”) expenses were $0.8 million in the third quarter of 2014 compared to $10 million in the third quarter of 2013.  Changes in compensation expense attributable to our APO reward plans accounted for a net decrease of $7.5 million ($5.7 million credit in the third quarter of 2014 versus $1.8 million expense in the third quarter of 2013). The credit in the third quarter of 2014 resulted from reversals of previously accrued compensation due primarily to lower product prices.

Recent Exploration and Development Activities

Overview

We have been committed to drilling primarily developmental oil wells in the Permian Basin and the Giddings Area.  We spent $281.8 million during the nine months ended September 30, 2014 on exploration and development activities and currently plan to spend approximately $119.3 million on similar activities during the remainder of 2014.  Our actual expenditures during 2014 may vary significantly from these estimates since our plans for exploration and development activities may change during the remainder of the year.  Factors such as product prices, drilling results, changes in operating margins, the availability of capital resources and other factors could increase or decrease our actual expenditures during the remainder of 2014.

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

We spent $125.2 million in the Permian Basin during the nine months ended September 30, 2014 on drilling and completion activities and $17.3 million on leasing and seismic activities. We currently plan to spend approximately $55.1 million on drilling and leasing activities in this area during the remainder of 2014.  Following is a discussion of our principal assets in the Permian Basin.

Delaware Basin

We currently hold approximately 71,000 net acres in the active Wolfbone resource play in the Delaware Basin, primarily in Reeves County, Texas. The Wolfbone resource play generally refers to the interval from the Bone Springs formation down through the Wolfcamp formation at depths typically found between 8,000 and 13,000 feet. A Wolfbone well generally refers to a vertical well completed in multiple intervals within these formations or a horizontal well being completed in an interval within such formations.  These Permian aged formations in the Delaware Basin are composed of limestone, sandstone and shale. Geology in the Delaware Basin consists of multiple stacked pay zones with both over-pressured and normal-pressured intervals.

A significant portion of our current holdings in this area is associated with a farm-in agreement we entered into in March 2011, with Chesapeake Exploration, L.L.C. (“Chesapeake”) in southern Reeves County, Texas with a term of up to five years.  Chesapeake’s position in the agreement is now held by SWEPI, LP (“Shell”). For the first well that we drill in a section within the farm-in area that meets certain specified requirements (each, a “carried well”), Shell, or its successors to this agreement, will retain a 25% carried interest, bearing none of the costs to drill and complete a carried well, and we will earn an undivided 75% interest in 640 net acres within the farm-in area. We amended the farm-in agreement with Shell in February 2014. The amendment replaced a commitment for 20 carried wells per year with a commitment to drill nine additional carried wells prior to December 31, 2014, on which date the agreement will terminate. Failure to drill these remaining carried wells will result in a penalty of $1 million for each undrilled well. We have since commenced the drilling of eight of these wells, and anticipate that all of the commitment wells will be timely drilled. To date we have earned over 22,000 net acres under the farm-in agreement and expect to earn an additional 2,400 net acres prior to its termination. The amendment further provides for the renewal or extension of leases in the farm-in area with Shell receiving a 25% carry in the renewal costs in lieu of a drilling carry.

Most of our horizontal drilling to date has targeted the Wolfcamp A shale interval in Reeves County, with 17 Wolfcamp A wells currently in production, three wells being completed and two wells being drilled. We also have two Wolfcamp C wells currently in production, one well awaiting additional drilling/completion operations and one well being drilled.

We spent approximately $105.3 million on drilling and completion activities and $17.1 million for leasing activities in the Wolfbone play during the nine months ended September 30, 2014.  We plan to spend approximately $49.1 million on drilling and leasing activities in the Wolfbone play during the remainder of 2014.  We are currently utilizing three drilling rigs in our Wolfbone play.

We own oil, gas and water disposal pipelines in Reeves County, consisting of 103 miles of oil pipelines with a design capacity of 18,000 barrels of oil per day, 102 miles of gas pipelines with a design capacity of 25,000 Mcf of natural gas per day and 102 miles of salt water disposal pipelines with a design capacity of 20,000 barrels of produced water per day.  These facilities may be expanded to accommodate new wells as we continue our development in the area.

Other Permian Basin

During the nine months ended September 30, 2014, approximately 34% of our oil and gas production was derived from wells in parts of the Permian Basin other than our Delaware Basin Wolfbone resource play. Many of these wells are located on the Central Basin Platform, geographically located between the Midland Basin and Delaware Basin, and produce from formations with conventional porosity such as the San Andres, Grayburg, Fusselman, Ellenburger and Yeso formations. A significant portion of our production in this area is derived from mature fields, several of which are in varying stages of secondary and/or tertiary recovery.

Giddings Area

Prior to 1998, we concentrated our drilling activities in an oil-prone area we refer to as the Giddings Area.  Most of our wells in the Giddings Area were drilled as horizontal wells, many with multiple laterals in different producing horizons, including the Austin Chalk, Buda and Georgetown formations in East Central Texas.  Hydrocarbons are also encountered in the Giddings Area from other formations, including the Cotton Valley, Deep Bossier, Eagle Ford Shale and Taylor formations.  We have approximately 175,000 net acres in the Giddings Area. Following is a discussion of our principal assets in the Giddings Area.

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

Eagle Ford Shale

Our horizontal Eagle Ford Shale play is concentrated in the northern portion of our legacy Austin Chalk acreage block in Robertson, Burleson and Lee Counties, Texas. In this area, we currently have 26 horizontal Eagle Ford Shale wells on production, three wells are in various stages of completion, and three wells are being drilled. During the nine months ended September 30, 2014, we spent approximately $107 million on drilling and completion activities and $21.1 million on leasing activities in the Eagle Ford Shale Area, and we currently plan to spend approximately $58.2 million on similar drilling and leasing activities in this area during the remainder of 2014. We are currently using three drilling rigs in this area.

Other

We spent $11.2 million during the nine months ended September 30, 2014 on exploration and development activities in other regions, including South Louisiana, Oklahoma and California, and we currently plan to spend approximately $6 million during the remainder of 2014.

Pipelines and Other Midstream Facilities

We own an interest in and operate oil, natural gas and water service facilities in the states of Texas and Louisiana. These midstream facilities consist of interests in approximately 376 miles of pipeline, two treating plants, one dehydration facility and multiple wellhead type treating and/or compression stations.  Most of our operated gas gathering and treating activities facilitate the transportation and marketing of our operated oil and gas production.

Desta Drilling

Through our wholly owned subsidiary, Desta Drilling, L.P. (“Desta Drilling”), we operate 14 drilling rigs, two of which we lease under long-term contracts.  We believe that owning and operating our own rigs helps us control our cost structure while providing us flexibility to take advantage of drilling opportunities on a timely basis.  The Desta Drilling rigs are primarily reserved for our use, but are available to conduct contract drilling operations for third parties.  Currently, six of these rigs are working in our core development areas, two rigs are dedicated to work for an affiliated partnership, three rigs are working for third parties and the remaining three rigs are idle.

Known Trends and Uncertainties

We began 2013 with limited availability under our revolving credit facility and our leverage ratios were increasing. In 2013, we successfully executed our plan to significantly improve liquidity through a combination of strategic steps to lower capital spending, sell certain producing properties and issue additional 2019 Senior Notes. At September 30, 2014, we had $32 million outstanding under our revolving credit facility, leaving $377.1 million available on the facility after allowing for outstanding letters of credit totaling $5.9 million as compared to $141.9 million available on our revolving credit facility at September 30, 2013. Our leverage ratio, expressed as the ratio of total long-term debt to EBITDA, was 2.0 times based on annualized EBITDA for the nine months ended September 30, 2014. We believe these actions were effective in achieving a more sustainable balance between our future capital commitments and our expected financial resources.

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

	Three Months Ended September 30,
	2014	2013
Oil and Gas Production Data:
Oil (MBbls)	1,040	890
Gas (MMcf)	1,500	1,527
Natural gas liquids (MBbls)	144	125
Total (MBOE)	1,434	1,270
Total (BOE/d)	15,586	13,799
Average Realized Prices (a) (b):
Oil ($/Bbl)	$90.73	$103.75
Gas ($/Mcf)	$4.14	$3.49
Natural gas liquids ($/Bbl)	$31.73	$33.47
Loss on Settled Derivative Contracts (b):
($ in thousands, except per unit)
Oil: Cash settlements paid	$(186)	$(367)
Per unit produced ($/Bbl)	$(0.18)	$(0.41)
Gas: Cash settlements paid	$—	$(88)
Per unit produced ($/Mcf)	$—	$(0.06)
Average Daily Production:
Oil (Bbls):
Permian Basin Area:
Delaware Basin	2,990	1,934
Other (c)	3,205	3,476
Austin Chalk (c)	1,917	2,443
Eagle Ford Shale (c)	2,716	1,446
Other	476	375
Total	11,304	9,674
Natural Gas (Mcf):
Permian Basin Area:
Delaware Basin	2,336	1,695
Other (c)	6,795	7,569
Austin Chalk (c)	1,754	1,946
Eagle Ford Shale (c)	482	105
Other	4,937	5,283
Total	16,304	16,598
Natural Gas Liquids (Bbls):
Permian Basin Area:
Delaware Basin	451	348
Other (c)	803	718
Austin Chalk (c)	176	246
Eagle Ford Shale (c)	95	28
Other	40	19
Total	1,565	1,359
(Continued)

	Three Months Ended September 30,
	2014	2013
BOE:
Permian Basin Area:
Delaware Basin	3,830	2,565
Other (c)	5,141	5,455
Austin Chalk (c)	2,385	3,013
Eagle Ford Shale (c)	2,891	1,492
Other	1,339	1,274
Total	15,586	13,799
Exploration Costs (in thousands):
Abandonment and impairment costs:
Oklahoma	$1,361	$—
Permian Basin	—	39
Michigan	193	—
Other	472	570
Total	2,026	609
Seismic and other	247	177
Total exploration costs	$2,273	$786
Depreciation, Depletion and Amortization (in thousands):
Oil and gas depletion	$34,105	$31,641
Contract drilling depreciation	2,279	2,696
Other depreciation	653	591
Total depreciation, depletion, and amortization	$37,037	$34,928
Oil and Gas Costs ($/BOE Produced):
Production costs	$18.08	$20.20
Production costs (excluding production taxes)	$14.19	$15.98
Oil and gas depletion	$23.78	$24.91

	Nine Months Ended September 30,
	2014	2013
Oil and Gas Production Data:
Oil (MBbls)	3,093	2,695
Gas (MMcf)	4,293	4,753
Natural gas liquids (MBbls)	434	399
Total (MBOE)	4,243	3,886
Total (BOE/d)	15,541	14,236
Average Realized Prices (a) (b):
Oil ($/Bbl)	$93.45	$96.16
Gas ($/Mcf)	$4.53	$3.56
Natural gas liquids ($/Bbl)	$34.35	$32.44

(Continued)

	Nine Months Ended September 30,
	2014	2013
Loss on Settled Derivative Contracts (b):
($ in thousands, except per unit)
Oil: Cash settlements paid	$(4,777)	$(981)
Per unit produced ($/Bbl)	$(1.54)	$(0.36)
Gas: Cash settlements paid	$—	$(383)
Per unit produced ($/Mcf)	$—	$(0.08)
Average Daily Production:
Oil (Bbls):
Permian Basin Area:
Delaware Basin	3,390	1,886
Other (c)	3,325	3,983
Austin Chalk (c)	2,074	2,645
Eagle Ford Shale (c)	2,106	1,063
Other	435	295
Total	11,330	9,872
Natural Gas (Mcf):
Permian Basin Area:
Delaware Basin	2,690	1,582
Other (c)	6,839	8,229
Austin Chalk (c)	1,786	2,037
Eagle Ford Shale (c)	362	76
Other	4,048	5,486
Total	15,725	17,410
Natural Gas Liquids (Bbls):
Permian Basin Area:
Delaware Basin	477	299
Other (c)	812	905
Austin Chalk (c)	184	222
Eagle Ford Shale (c)	91	18
Other	26	18
Total	1,590	1,462
BOE:
Permian Basin Area:
Delaware Basin	4,315	2,449
Other (c)	5,277	6,259
Austin Chalk (c)	2,556	3,207
Eagle Ford Shale (c)	2,257	1,094
Other	1,136	1,227
Total	15,541	14,236

(Continued)

	Nine Months Ended September 30,
	2014	2013
Exploration Costs (in thousands):
Abandonment and impairment costs:
Oklahoma	$4,447	$—
Michigan	1,129	—
North Louisiana	994	—
South Louisiana	602	1,000
Permian Basin	584	43
Other	996	1,937
Total	8,752	2,980
Seismic and other	1,955	3,541
Total exploration costs	$10,707	$6,521
Depreciation, Depletion and Amortization (in thousands):
Oil and gas depletion	$103,133	$99,269
Contract drilling depreciation	7,175	8,861
Other depreciation	1,934	1,733
Total depreciation, depletion, and amortization	$112,242	$109,863
Oil and Gas Costs ($/BOE Produced):
Production costs	$18.15	$21.42
Production costs (excluding production taxes)	$14.16	$17.57
Oil and gas depletion	$24.31	$25.55

_______

(a)
Oil and gas sales include $1.9 million for the three months ended September 30, 2014, $2.2 million for the three months ended September 30, 2013, $5.9 million for the nine months ended September 30, 2014 and $6.6 million for the nine months ended September 30, 2013 of amortized deferred revenue attributable to the VPP transaction effective March 1, 2012. The calculation of average realized sales prices excludes production of 25,122 barrels of oil and 10,987 Mcf of gas for the three months ended September 30, 2014 and 28,793 barrels of oil and 8,550 Mcf of gas for the three months ended September 30, 2013, 77,543 barrels of oil and 33,608 Mcf of gas for the nine months ended September 30, 2014 and 88,897 barrels of oil and 23,589 Mcf of gas for the nine months ended September 30, 2013 associated with the VPP.

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

(c)
Following is a summary of the average daily production related to interests in producing properties we sold effective March 2014 (non-core Austin Chalk/Eagle Ford) and April 2013 (Andrews County Wolfberry).

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2014	2013
Average Daily Production:

Austin Chalk/Eagle Ford:
Oil (Bbls)	826	125	795
Natural gas (Mcf)	130	15	128
NGL (Bbls)	33	4	26
Total (BOE)	881	132	842

Andrews County Wolfberry:
Oil (Bbls)	—	—	538
Natural gas (Mcf)	—	—	597
NGL (Bbls)	—	—	117
Total (BOE)	—	—	755

Operating Results — Three-Month Periods

The following discussion compares our results for the three months ended September 30, 2014 to the comparative period in 2013.  Unless otherwise indicated, references to 2014 and 2013 within this section refer to the three months ended September 30, 2014 and 2013, respectively.

Oil and gas operating results

Oil and gas sales, excluding amortized deferred revenues, increased $3.7 million, or 4%, in 2014 from 2013.  Production variances accounted for a $16.6 million increase and price variances accounted for a $12.9 million decrease.  Oil and gas sales in 2014 also include $1.9 million of amortized deferred revenue versus $2.2 million in 2013 attributable to the VPP.  Combined oil, gas and NGL production in 2014 (on a BOE basis) increased 13% compared to 2013.  Our production mix increased from 80% oil and NGL in 2013 to approximately 83% in 2014. Oil production increased 17% in 2014 from 2013. NGL production increased 15% while gas production decreased 2% in 2014 from 2013.  In 2014, our realized oil price was 13% lower than 2013, and our realized gas price was 19% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

 Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, increased 1% to $25.9 million in 2014 as compared to $25.7 million in 2013 due primarily to higher repair and maintenance costs.

Oil and gas depletion expense increased $2.5 million from 2013 to 2014 due to a $4.1 million increase related to production variances and a $1.6 million decrease due to rate variances.  On a BOE basis, depletion expense decreased 5% to $23.78 per BOE in 2014 from $24.91 per BOE in 2013.  Most of the increase in depletion expense related to increases in cost and production in the Wolfbone and Giddings areas. Depletion expense per BOE of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration and development activities result in higher finding costs.

We recorded no provision for impairment of property and equipment in 2014 and $0.7 million in 2013. The 2013 impairment was to write down the carrying value of certain non-core Permian Basin properties to their estimated fair value. Impairment of a proved property group is recognized when the estimated undiscounted future net cash flows of the property group are less than its carrying value.

Exploration costs

We follow the successful efforts method of accounting, therefore, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2014, we charged to expense $2.3 million of exploration costs, as compared to $0.8 million in 2013. Exploration costs in 2014 were primarily due to dry hole costs and unproved acreage impairments in Oklahoma and Michigan.

Contract Drilling Services

We primarily utilize drilling rigs owned by our subsidiary, Desta Drilling, to drill wells in our exploration and development activities.  Drilling services revenues received by Desta Drilling, along with the related drilling services costs pertaining to the net interest owned by CWEI, have been eliminated in our consolidated statements of operations and comprehensive income (loss).  Drilling rig services revenue related to external customers was $7.1 million in 2014 compared to $4 million in 2013. Drilling service costs related to external customers were $4.6 million in 2014 compared to $3.2 million in 2013. Contract drilling depreciation for 2014 was $2.3 million compared to $2.7 million in 2013.

General and Administrative

G&A expenses decreased $9.2 million from $10 million in 2013 to $0.8 million in 2014.  Changes in compensation expense attributable to our APO reward plans accounted for a net decrease of $7.5 million ($5.7 million credit in 2014 versus $1.8 million expense in 2013). The credit in 2014 resulted from reversals of previously accrued compensation due primarily to lower product prices.

Gain/loss on derivatives

We did not designate any derivative contracts in 2014 or 2013 as cash flow hedges; therefore, all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  For 2014, we reported a $9.6 million gain on derivatives (net of a $0.2 million loss on settled contracts).  For 2013, we reported an $8.3 million loss on derivatives (including a $0.5 million loss on settled contracts).  Because oil and gas prices are volatile, and because we do not account for our derivatives as cash flow hedges, the effect of mark-to-market valuations on our gain/loss on derivatives can cause significant volatility in our results of operations.

Gain/loss on sales of assets and impairment of inventory

We recorded a net loss of $0.4 million on sales of assets and impairment of inventory in 2014 compared to a net gain of $1.8 million in 2013.  The 2014 loss related primarily to post-closing adjustments associated with the sale of the Austin Chalk/Eagle Ford assets in March 2014 offset by a gain on the sale of certain non-core Reeves County, Texas assets in July 2014. The 2013 gain related primarily to the sale of our Wash McAdams properties in Walker County, Texas.  Gain on sales of assets are included in other operating revenues and loss on sales of assets and impairment of inventory are included in other operating expenses in our consolidated statements of operations and comprehensive income (loss).

Income taxes

Our estimated federal and state effective income tax rate in 2014 of 36.2% was greater than the statutory federal rate of 35% due primarily to increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

Operating Results — Nine-Month Periods

The following discussion compares our results for the nine months ended September 30, 2014 to the comparative period in 2013.  Unless otherwise indicated, references to 2014 and 2013 within this section refer to the nine months ended September 30, 2014 and 2013, respectively.

Oil and gas operating results

Oil and gas sales, excluding amortized deferred revenues, increased $36 million, or 12%, in 2014 from 2013.  Production variances accounted for a $39.5 million increase, and price variances accounted for a $3.5 million decrease.  Oil and gas sales in 2014 also includes $5.9 million of amortized deferred revenue versus $6.6 million in 2013 attributable to the VPP.  Combined oil, gas and NGL production in 2014 (on a BOE basis) increased 9% compared to 2013.  Our production mix increased from 80% oil and NGL in 2013 to approximately 83% in 2014. Oil production increased 15% in 2014 from 2013. NGL production increased 9% while gas production decreased 10% in 2014 from 2013.  In 2014, our realized oil price was 3% lower than 2013, and our realized gas price was 27% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, decreased 8% to $77 million in 2014 as compared to $83.3 million in 2013 due primarily to cost reductions associated with the sale of non-core Austin Chalk/Eagle Ford assets in March 2014, the sale of our Andrews County Wolfberry assets in April 2013 and lower repair and maintenance costs.

Oil and gas depletion expense increased $3.9 million from 2013 to 2014 due to a $9.1 million increase related to production variances and a $5.2 million decrease due to rate variances.  On a BOE basis, depletion expense decreased 5% to $24.31 per BOE in 2014 from $25.55 per BOE in 2013.  Most of the increase in depletion expense related to increases in cost and production in the Wolfbone and Giddings areas offset by a decrease in depletion expense due to the sale of non-core Austin Chalk/Eagle Ford assets in March 2014 and the sale of our Andrews County Wolfberry assets in April 2013. Depletion expense per BOE of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration and development activities result in higher finding costs.

We recorded a provision for impairment of property and equipment of $3.4 million in 2014 and $89.8 million in 2013. The 2014 impairment related to the write down of the carrying value of certain non-operated properties in North Dakota to their estimated fair value. The transaction to monetize our Andrews County Wolfberry assets in April 2013 triggered the assessment of a non-cash charge in 2013. Impairment of a proved property group is recognized when the estimated undiscounted future net cash flows of the property group are less than its carrying value.

Exploration costs

We follow the successful efforts method of accounting, therefore, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs, and unproved acreage impairments are expensed.  In 2014, we charged to expense $10.7 million of exploration costs, as compared to $6.5 million in 2013. Exploration costs in 2014 were primarily due to dry hole costs and unproved acreage impairments in Oklahoma and Michigan.

Contract Drilling Services

We primarily utilize drilling rigs owned by our subsidiary, Desta Drilling, to drill wells in our exploration and development activities.  Drilling services revenues received by Desta Drilling, along with the related drilling services costs pertaining to the net interest owned by CWEI, have been eliminated in our consolidated statements of operations and comprehensive income (loss).  Drilling rig services revenue related to external customers was $22.4 million in 2014 compared to $12.9 million in 2013. Drilling service costs related to external customers were $15 million in 2014 compared to $12.7 million in 2013. Contract drilling depreciation for 2014 was $7.2 million compared to $8.9 million in 2013.

General and Administrative

G&A expenses increased $13.6 million from $20.4 million in 2013 to $34 million in 2014.  Compensation expense attributable to our APO reward plans accounted for $13.3 million of the increase ($12.4 million expense in 2014 versus a $0.9 million credit in 2013). Most of the increase in expense in 2014 was related to changes in estimated future compensation expense associated with the Eagle Ford APO reward plan, while the credit in 2013 related primarily to reductions in previously accrued compensation associated with APO reward plans affected by the Andrews sale.

Gain/loss on derivatives

We did not designate any derivative contracts in 2014 or 2013 as cash flow hedges; therefore, all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  For 2014, we reported a $3.7 million loss on derivatives (including a $4.8 million loss on settled contracts).  For 2013, we reported a $9.9 million loss on derivatives (including a $1.4 million loss on settled contracts).  Because oil and gas prices are volatile, and because we do not account for our derivatives as cash flow hedges, the effect of mark-to-market valuations on our gain/loss on derivatives can cause significant volatility in our results of operations.

Gain/loss on sales of assets and impairment of inventory

We recorded a net gain of $9.1 million on sales of assets and impairment of inventory in 2014 compared to a net gain of $1.5 million in 2013.  The 2014 gain related primarily to the sale of certain of the Austin Chalk/Eagle Ford assets sold in March 2014 and the sale of a property in Ward County, Texas in February 2014. The 2013 gain related primarily to the sale of our Andrews County Wolfberry assets in April 2013 and the Wash McAdams properties in Walker County, Texas. Gain on sales of assets are included in other operating revenues and loss on sales of assets and impairment of inventory are included in other operating expenses in our consolidated statements of operations and comprehensive income (loss).

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

Capital expenditures

The following table summarizes, by area, our actual expenditures for exploration and development activities for the nine months ended September 30, 2014 and our planned expenditures for the year ending December 31, 2014.

	Actual Expenditures Nine Months Ended September 30, 2014	Planned Expenditures Year Ending December 31, 2014	2014 Percentage of Total Planned Expenditures
	(In thousands)
Drilling and Completion
Permian Basin Area:
Delaware Basin	$105,300	$149,400	37%
Other	19,900	25,800	6%
Austin Chalk/Eagle Ford Shale	107,000	158,200	40%
Other	6,400	11,800	3%
	238,600	345,200	86%
Leasing and seismic	43,200	55,900	14%
Exploration and development	$281,800	$401,100	100%

Our expenditures for exploration and development activities for the nine months ended September 30, 2014 totaled $281.8 million.  We financed these expenditures for the nine months ended September 30, 2014 with cash flow from operating activities and proceeds from asset sales.  We currently plan to spend approximately $401.1 million on exploration and development activities during fiscal 2014. Our actual expenditures during 2014 may vary significantly from these estimates since our plans for exploration and development activities may change during the year.  Factors, such as drilling results, changes in operating margins, and the availability of capital resources and other factors, could increase or decrease our actual expenditures during the remainder of fiscal 2014.

Based on preliminary estimates, our internal cash flow forecasts indicate that our anticipated operating cash flow, combined with funds available to us on our revolving credit facility, will be sufficient to finance our planned exploration and development activities through 2015.  Although we believe the assumptions and estimates made in our forecasts are reasonable, these forecasts are inherently uncertain and the borrowing base may under our credit facility be less than expected, cash flow may be less than expected, or capital expenditures may be more than expected.  In the event we lack adequate liquidity to finance our expenditures through 2015, we will consider options for obtaining alternative capital resources, including selling assets or accessing capital markets.

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

Cash flow provided by operating activities for the nine months ended September 30, 2014 increased $57.9 million, or 38%, as compared to the corresponding period in 2013. The change is due primarily to increased production, higher commodity prices for a majority of the first nine months of 2014, lower repair and maintenance costs and a reduction in production costs associated with the sale of non-core Austin Chalk/Eagle Ford assets in March 2014 and the sale of our Andrews County Wolfberry assets in April 2013.

Senior Notes

In March 2011, we issued $300 million of aggregate principal amount of 2019 Senior Notes.  The 2019 Senior Notes were issued at par and bear interest at 7.75% per year, payable semi-annually on April 1 and October 1 of each year.  In April 2011, we issued an additional $50 million aggregate principal amount of the 2019 Senior Notes with an original issue discount of 1% or $0.5 million.  In October 2013, we issued $250 million of aggregate principal amount of the 2019 Senior Notes. The notes were sold at par to yield 7.75% to maturity. These 2019 Senior Notes and the 2019 Senior Notes originally issued in March and April 2011 are treated as a single class of debt securities under the same indenture. We may redeem some or all of the 2019 Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 103.875% beginning on April 1, 2015, 101.938% beginning on April 1, 2016, and 100% beginning on April 1, 2017 or for any period thereafter, in each case plus accrued and unpaid interest.

The Indenture contains covenants that restrict our ability to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the 2019 Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant provides that we may only incur indebtedness if the ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) does not exceed certain ratios specified in the Indenture.  These covenants are subject to a number of important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at September 30, 2014 and December 31, 2013.

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

Our revolving credit facility is collateralized primarily by 80% or more of the adjusted engineered value (as defined in our revolving credit facility) of our oil and gas interests evaluated in determining the borrowing base.  The obligations under our revolving credit facility are guaranteed by each of CWEI’s material domestic subsidiaries, except for CWEI Andrews Properties, GP, LLC.

At our election, annual interest rates under our revolving credit facility are determined by reference to (1) LIBOR plus an applicable margin between 1.50% and 2.50% per year or (2) if an alternate base rate loan, the greatest of (A) the prime rate, (B) the federal funds rate plus 0.50%, or (C) one-month LIBOR plus 1% plus, if any of (A), (B) or (C), an applicable margin between 0.50% and 1.50% per year.  We also pay a commitment fee on the unused portion of our revolving credit facility at a rate between 0.375% and 0.50%.  The applicable margins are based on actual borrowings outstanding as a percentage of the borrowing base.  Interest and fees are payable no less often than quarterly.  The effective annual interest rate on borrowings under our revolving credit facility, excluding bank fees and amortization of debt issue costs, for the nine months ended September 30, 2014 was 2.3%.

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

Working capital computed for loan compliance purposes differs from our working capital computed in accordance with accounting principles generally accepted in the United States (“GAAP”).  Since compliance with financial covenants is a material requirement under the credit facility, we consider the loan compliance working capital to be useful as a measure of our liquidity because it includes the funds available to us under our revolving credit facility and is not affected by the volatility in working capital caused by changes in fair value of derivatives.  Our GAAP reported working capital deficit was $20.7 million at September 30, 2014 compared to working capital of $1.9 million at December 31, 2013.  After giving effect to the adjustments, our working capital computed for loan compliance purposes was $353 million at September 30, 2014, as compared to $369.6 million at December 31, 2013.

The following table reconciles our GAAP working capital (deficit) to the working capital computed for loan compliance purposes at September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
	(In thousands)
Working capital (deficit) per GAAP	$(20,734)	$1,916
Add funds available under our revolving credit facility	377,130	369,947
Exclude fair value of derivatives classified as current assets or current liabilities	(3,372)	(2,310)
Working capital per loan covenant	$353,024	$369,553

Our revolving credit facility also prohibits the ratio of our consolidated funded indebtedness to consolidated EBITDAX (determined as of the end of each fiscal quarter for the then most-recently ended four fiscal quarters) from being greater than 4 to 1.

We were in compliance with all financial and non-financial covenants at September 30, 2014 and December 31, 2013.  However, if we increase leverage and our liquidity is reduced, we may fail to comply with one or more of these covenants in the future.  If we fail to meet any of these loan covenants, we would ask the banks to waive compliance, amend our revolving credit facility to allow us to become compliant or grant us sufficient time to obtain additional capital resources through alternative means.  If a suitable arrangement could not be reached with the banks, the banks could accelerate the indebtedness and seek to foreclose on the pledged assets.

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

From time to time, we engage in other transactions with lenders under our revolving credit facility.  Such lenders or their affiliates may serve as counterparties to our commodity and interest rate derivative agreements.  As of September 30, 2014, JPMorgan Chase Bank, N.A. and Union Bank, N.A. were the counterparties to our commodity derivative agreements.  Our obligations under existing derivative agreements with our lenders are secured by the security documents executed by the parties under our revolving credit facility.

At September 30, 2014, the initial borrowing base and aggregate lender commitments equaled $415 million, and we had $32 million of borrowings outstanding under the revolving credit facility, resulting in availability under the facility of $377.1 million, net of outstanding letters of credit of $5.9 million.

Alternative capital resources

We believe we currently have adequate liquidity to enable us to fund our expected capital expenditures for 2015 through a combination of cash flow from operations, borrowings on our revolving credit facility and proceeds from the sale of certain non-core Austin Chalk/Eagle Ford assets in March 2014.

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to September 30, 2014. The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps:

	Oil
	Bbls	Price
Production Period:
4th Quarter 2014	503,200	$96.92
	503,200

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil may have on the fair value of our commodity derivatives.  As of September 30, 2014, a $1 per barrel change in the price of oil would change the fair value of our commodity derivatives by approximately $0.5 million.

Interest Rates

We are exposed to interest rate risk on our long-term debt with a variable interest rate.  At September 30, 2014, our fixed rate debt maturing 2019 had a carrying value of $599.7 million and an approximate fair value of $616.5 million, based on current market quotes.  We estimate that a hypothetical change in the fair value of our long-term debt resulting from a 100-basis point change in interest rates would be approximately $23.3 million. Based on our outstanding variable rate indebtedness at September 30, 2014 of $32 million, a change in interest rates of 100-basis points would affect interest payments by $0.3 million.

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

•
it is the conclusion of our chief executive and chief financial officers that as of September 30, 2014 these disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information that is required to be disclosed by the Company in reports filed or submitted with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms established by the SEC.

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1 -	Legal Proceedings

In February 2012, BMT O&G TX, L.P. filed a suit in the 143rd Judicial District in Reeves County, Texas to terminate a lease under our farm-in agreement with Chesapeake Exploration, L.L.C. (“Chesapeake”). Plaintiffs are the lessors and claim a breach of the lease which they allege gives rise to termination of the lease. CWEI denies a breach and argues in the alternative that (i) any breach was cured in accordance with the lease and (ii) a breach will not give rise to lease termination. In October 2013, a judge ruled that CWEI and Chesapeake are jointly and severally liable for damages to plaintiffs in the amount of approximately $2.9 million and attorney fees of $0.8 million. A loss of $1.4 million was recorded in December 2013 in connection with the judgment. CWEI is appealing the judgment.

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

CLAYTON WILLIAMS ENERGY, INC.

Date:	October 31, 2014	By:	/s/ Mel G. Riggs
Mel G. Riggs
Executive Vice President and Chief Operating Officer

Date:	October 31, 2014	By:	/s/ Michael L. Pollard
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