Form 10-Q
period 2015-03-31
CLAYTON WILLIAMS ENERGY INC /DE
filed 2015-05-04
CIK 880115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-10924

CLAYTON WILLIAMS ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2396863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 Desta Drive - Suite 6500
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

There were 12,169,536 shares of Common Stock, $.10 par value, of the registrant outstanding as of April 30, 2015.

CLAYTON WILLIAMS ENERGY, INC.

PART I.  FINANCIAL INFORMATION

Item 1 -	Financial Statements

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands) ASSETS

	March 31, 2015	December 31, 2014
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$7,531	$28,016
Accounts receivable:
Oil and gas sales	23,565	36,526
Joint interest and other, net of allowance for doubtful accounts of $1,204 at March 31, 2015 and December 31, 2014	4,995	14,550
Affiliates	283	322
Inventory	41,714	42,087
Deferred income taxes	7,371	6,911
Fair value of derivatives	4,632	—
Prepaids and other	2,277	4,208
	92,368	132,620
PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	2,737,209	2,684,913
Pipelines and other midstream facilities	59,652	59,542
Contract drilling equipment	123,310	122,751
Other	20,694	20,915
	2,940,865	2,888,121
Less accumulated depreciation, depletion and amortization	(1,584,474)	(1,539,237)
Property and equipment, net	1,356,391	1,348,884

OTHER ASSETS
Debt issue costs, net	12,006	12,712
Investments and other	16,169	16,669
	28,175	29,381
	$1,476,934	$1,510,885

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands) LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2015	December 31, 2014
	(Unaudited)
CURRENT LIABILITIES
Accounts payable:
Trade	$43,993	$93,650
Oil and gas sales	32,864	41,328
Affiliates	264	717
Accrued liabilities and other	30,568	20,658
	107,689	156,353
NON-CURRENT LIABILITIES
Long-term debt	746,712	704,696
Deferred income taxes	155,157	164,599
Asset retirement obligations	46,231	45,697
Deferred revenue from volumetric production payment	21,609	23,129
Accrued compensation under non-equity award plans	19,369	17,866
Other	605	751
	989,683	956,738
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share, authorized — 3,000,000 shares; none issued	—	—
Common stock, par value $.10 per share, authorized — 30,000,000 shares: issued and outstanding — 12,169,536 shares at March 31, 2015 and December 31, 2014	1,216	1,216
Additional paid-in capital	152,686	152,686
Retained earnings	225,660	243,892
	379,562	397,794
	$1,476,934	$1,510,885

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited) (In thousands, except per share)

	Three Months Ended
	March 31,
	2015	2014
REVENUES
Oil and gas sales	$58,570	$110,586
Midstream services	1,611	1,616
Drilling rig services	23	6,879
Other operating revenues	3,938	5,524
Total revenues	64,142	124,605
COSTS AND EXPENSES
Production	23,430	26,447
Exploration:
Abandonments and impairments	1,623	3,839
Seismic and other	866	1,483
Midstream services	399	534
Drilling rig services	1,876	4,856
Depreciation, depletion and amortization	42,654	36,255
Impairment of property and equipment	2,531	3,406
Accretion of asset retirement obligations	958	886
General and administrative	9,143	11,818
Other operating expenses	844	502
Total costs and expenses	84,324	90,026
Operating income (loss)	(20,182)	34,579
OTHER INCOME (EXPENSE)
Interest expense	(13,277)	(12,521)
Gain (loss) on derivatives	4,632	(5,041)
Other	693	840
Total other income (expense)	(7,952)	(16,722)
Income (loss) before income taxes	(28,134)	17,857
Income tax (expense) benefit	9,902	(6,465)
NET INCOME (LOSS)	$(18,232)	$11,392
Net income (loss) per common share:
Basic	$(1.50)	$0.94
Diluted	$(1.50)	$0.94
Weighted average common shares outstanding:
Basic	12,170	12,166
Diluted	12,170	12,166

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited) (In thousands)

	Common Stock		Additional		Total
	No. of	Par	Paid-In	Retained	Stockholders’
	Shares	Value	Capital	Earnings	Equity
BALANCE,
December 31, 2014	12,170	$1,216	$152,686	$243,892	$397,794
Net loss	—	—	—	(18,232)	(18,232)
BALANCE,
March 31, 2015	12,170	$1,216	$152,686	$225,660	$379,562

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(18,232)	$11,392
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	42,654	36,255
Impairment of property and equipment	2,531	3,406
Abandonments and impairments	1,623	3,839
Gain on sales of assets and impairment of inventory, net	(3,071)	(4,640)
Deferred income tax expense (benefit)	(9,902)	6,465
Non-cash employee compensation	1,314	3,424
(Gain) loss on derivatives	(4,632)	5,041
Cash settlements of derivatives	—	(1,137)
Accretion of asset retirement obligations	958	886
Amortization of debt issue costs and original issue discount	747	704
Amortization of deferred revenue from volumetric production payment	(1,778)	(2,010)
Changes in operating working capital:
Accounts receivable	22,555	(4,074)
Accounts payable	(26,178)	5,051
Other	10,997	14,701
Net cash provided by operating activities	19,586	79,303
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(89,537)	(99,419)
Proceeds from volumetric production payment	258	296
Proceeds from sales of assets	4,995	68,979
Decrease in equipment inventory	1,707	3,389
Other	506	42
Net cash used in investing activities	(82,071)	(26,713)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	42,000	—
Repayments of long-term debt	—	(40,000)
Net cash provided by (used in) financing activities	42,000	(40,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,485)	12,590
CASH AND CASH EQUIVALENTS
Beginning of period	28,016	26,623
End of period	$7,531	$39,213
SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$888	$176
Cash paid for income taxes	$—	$400

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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

In the opinion of management, our unaudited consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 include all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation in accordance with GAAP.  These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. An entity is required to apply ASU 2015-03 for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity should apply ASU 2015-03 on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adjusted, and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). We are evaluating the impact that this new guidance will have on our consolidated financial statements.

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

3.	Long-Term Debt

Long-term debt consists of the following:

	March 31, 2015	December 31, 2014

	(In thousands)
7.75% Senior Notes due 2019, net of unamortized original issue discount of $288 at March 31, 2015 and $304 at December 31, 2014	$599,712	$599,696
Revolving credit facility, due April 2019(a)	147,000	105,000
	$746,712	$704,696
_______

(a)	Renewed and extended in April 2014.

Senior Notes

In March 2011, we issued $300 million of aggregate principal amount of 7.75% Senior Notes due 2019 (the “2019 Senior Notes”).  The 2019 Senior Notes were issued at par and bear interest at 7.75% per year, payable semi-annually on April 1 and October 1 of each year.  In April 2011, we issued an additional $50 million aggregate principal amount of the 2019 Senior Notes with an original issue discount of 1% or $0.5 million.  In October 2013, we issued an additional $250 million of aggregate principal amount of the 2019 Senior Notes at par to yield 7.75% to maturity. All of the the 2019 Senior Notes are treated as a single class of debt securities under the same indenture. We may redeem some or all of the 2019 Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 101.938% beginning on April 1, 2016 and 100% beginning on April 1, 2017 or for any period thereafter, in each case plus accrued and unpaid interest.

The Indenture contains covenants that restrict our ability to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the 2019 Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant provides that we may only incur indebtedness if the ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) exceeds 2.25 times.  These covenants are subject to a number of important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at March 31, 2015 and December 31, 2014.

Revolving Credit Facility

We borrow money under an amended and restated credit facility with a syndicate of 16 banks led by JPMorgan Chase Bank, N.A. The credit facility provides for a revolving line of credit of up to $1 billion, limited to the lesser of the borrowing base amount, as determined by the banks, and the aggregate lender commitments, as determined by us.  The credit facility matures in April 2019 and is subject to an accelerated maturity date of October 1, 2018 unless our existing 2019 Senior Notes are refinanced or extended in accordance with the terms of the credit facility prior to October 1, 2018.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The borrowing base under the credit facility was $600 million at December 31, 2014 and was decreased in February 2015 to $500 million. The aggregate lender commitment remained at $500 million. At March 31, 2015, we had $147 million of borrowings outstanding on the credit facility, leaving $347.1 million available after allowing for outstanding letters of credit totaling $5.9 million.

The credit facility is collateralized primarily by 80% or more of the adjusted engineered value (as defined in the credit facility) of our oil and gas interests evaluated in determining the borrowing base.  The obligations under the credit facility are guaranteed by each of CWEI’s material domestic subsidiaries except for CWEI Andrews Properties, GP, LLC (see Note 17).

At our election, annual interest rates under the credit facility are determined by reference to (1) LIBOR plus an applicable LIBOR margin or (2) if an alternate base rate loan, the greatest of (A) the prime rate, (B) the federal funds rate plus 0.50%, or (C) one-month LIBOR plus 1%, plus an applicable base rate margin. The LIBOR margin ranges between 1.75% and 2.75% per year (as amended in February 2015), and the base rate margin ranges between 0.75% and 1.75% per year (as amended in February 2015).  We also pay a commitment fee on the unused portion of the credit facility at an applicable margin that ranges between 0.375% and 0.50% per year.  Applicable margins are based on actual borrowings outstanding as a percentage of the borrowing base.  Interest and fees are payable no less often than quarterly.  The effective annual interest rate on borrowings under the credit facility, excluding bank fees and amortization of debt issue costs, for the three months ended March 31, 2015 was 2%.

The credit facility also contains various covenants and restrictive provisions that may, among other things, limit our ability to sell assets, incur additional indebtedness, make investments or loans and create liens.  One such covenant requires that we maintain a ratio of consolidated current assets to consolidated current liabilities of at least 1 to 1.  Another financial covenant is a leverage ratio that limits our consolidated indebtedness to consolidated EBITDAX (determined as of the end of each fiscal quarter for the then most-recently ended four fiscal quarters) from being greater than 4 to 1.  In February 2015, the credit facility was amended to temporarily redefine the leverage ratio to limit consolidated senior debt to 2.5 times consolidated EBITDAX and to add a consolidated interest coverage ratio of 1.5 times consolidated EBITDAX. These temporary amendments apply to each of the quarterly periods from January 1, 2015 through June 30, 2016. The computations of consolidated current assets, current liabilities, EBITDAX, indebtedness and interest are defined in the credit facility.  We were in compliance with all financial and non-financial covenants at March 31, 2015 and December 31, 2014.

4.    Sales of Assets

In March 2015, we closed a transaction to assign our interests in selected wells in Martin County, Texas for $2.9 million and we sold our interests in selected wells in Yoakum County, Texas for $0.8 million, subject to customary closing adjustments.

In March 2014, we closed a transaction to sell our interests in selected wells and leases in Wilson, Brazos, La Salle, Frio and Robertson Counties, Texas for $71 million, subject to customary closing adjustments. At closing, $6.8 million of the total proceeds was placed in escrow pending resolution of certain title requirements, $4.3 million of which was released in June 2014 and $131,000 was released in March 2015. As of April 2015, the remaining title requirements have been satisfied and we expect the $2.4 million of retained proceeds to be released in 2015. In February 2014, we sold a property in Ward County, Texas for $5.1 million, subject to customary closing adjustments.

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

The following table reflects the changes in ARO during the three months ended March 31, 2015 and the year ended December 31, 2014:

	March 31, 2015	December 31, 2014

	(In thousands)
Beginning of period	$45,697	$49,981
Additional ARO from new properties	248	1,209
Sales or abandonments of properties	(484)	(5,246)
Accretion expense	958	3,662
Revisions of previous estimates	(188)	(3,909)
End of period	$46,231	$45,697

6.	Deferred Revenue from Volumetric Production Payment

In March 2012, Southwest Royalties, Inc. (“SWR”), a wholly owned subsidiary of CWEI, completed the mergers of each of the 24 limited partnerships of which SWR was the general partner, into SWR, with SWR continuing as the surviving entity in the mergers. To obtain the funds to finance the aggregate merger consideration, SWR entered into a volumetric production payment (“VPP”) with a third party for upfront cash proceeds of $44.4 million and deferred future advances aggregating $4.7 million. Under the terms of the VPP, SWR conveyed to the third party a term overriding royalty interest covering approximately 725 MBOE of estimated future oil and gas production from certain properties derived from the mergers. The scheduled volumes under the VPP relate to production months from March 2012 through December 2019 and are to be delivered to, or sold on behalf of, the third party free of all costs associated with the production and development of the underlying properties. Once the scheduled volumes have been delivered to the third party, the term overriding royalty interest will terminate. SWR retained the obligation to prudently operate and produce the properties during the term of the VPP, and the third party assumed all risks associated with product prices. As a result, the VPP has been accounted for as a sale of reserves, with the sales proceeds being deferred and amortized into oil and gas sales as the scheduled volumes are produced. The net proceeds from the VPP are recorded as a non-current liability in the consolidated balance sheets.  Deferred revenue from the VPP will be amortized over the life of the VPP and will be recognized in oil and gas sales in the consolidated statements of operations and comprehensive income (loss). As of March 31, 2015, we have a remaining obligation to deliver approximately 349 MBOE.

The following table reflects the changes in the deferred revenue during the three months ended March 31, 2015 and the year ended December 31, 2014:

	March 31, 2015	December 31, 2014

	(In thousands)
Beginning of period	$23,129	$29,770
Deferred revenue from VPP	258	1,067
Amortization of deferred revenue from VPP	(1,778)	(7,708)
End of period	$21,609	$23,129

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Compensation Plans

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

The Compensation Committee has also adopted an APO reward plan (the “APO Reward Plan”) which offers eligible officers, key employees and consultants the opportunity to receive bonus payments that are based on certain profits derived from a portion of our working interest in specified areas where we are conducting drilling and production enhancement operations.  The wells subject to the APO Reward Plan are not included in the APO Incentive Plan.  Likewise, wells included in the APO Incentive Plan are not included in the APO Reward Plan.  Although conceptually similar to the APO Incentive Plan, the APO Reward Plan is a compensatory bonus plan through which we pay participants a bonus equal to a portion of the APO cash flows received by us from our working interest in wells in a specified area.  Unlike the APO Incentive Plan, however, participants in the APO Reward Plan are not immediately vested in all future amounts payable under the plan.  To date, we have granted awards under the APO Reward Plan in 15 specified areas, each of which established a quarterly bonus amount equal to 7% or 10% of the APO cash flow from wells drilled or recompleted in the respective areas after the effective date set forth in each plan, which dates range from January 1, 2007 to June 11, 2014.  Of these 15 awards, eight awards are fully vested, two awards fully vested on May 1, 2015, two awards will fully vest on August 1, 2015 and three awards will fully vest on June 23, 2016.

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

We recognize compensation expense related to the APO Partnerships based on the estimated value of economic interests conveyed to the participants. Estimated compensation expense applicable to the APO Reward Plan and SWR Reward Plan is recognized over the applicable vesting periods, which range from two years to five years. Compensation expense related to non-equity award plans for the three months ended March 31, 2015 and 2014 was $2.1 million and $4.7 million, respectively.

Accrued compensation under non-equity award plans is reflected in the accompanying consolidated balance sheets as detailed in the following schedule:

	March 31, 2015	December 31, 2014

	(In thousands)
Current liabilities:
Accrued liabilities and other	$2,128	$2,317
Non-current liabilities:
Accrued compensation under non-equity award plans	19,369	17,866
Total accrued compensation under non-equity award plans	$21,497	$20,183

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Derivatives

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to March 31, 2015.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps

	Oil
	MBbls	Price
Production Period:
2nd Quarter 2015	448	$55.65
3rd Quarter 2015	697	$55.65
4th Quarter 2015	592	$55.65
	1,737

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of our commodity derivatives.  As of March 31, 2015, a $1 per barrel change in the price of oil would change the fair value of our commodity derivatives by approximately $1.7 million.

Accounting For Derivatives

We did not designate any of our currently open commodity derivatives as cash flow hedges; therefore, all changes in the fair value of these contracts prior to maturity, plus any realized gains or losses at maturity, are recorded as other income (expense) in our consolidated statements of operations and comprehensive income (loss).

Effect of Derivative Instruments on the Consolidated Balance Sheets

Fair Value of Derivative Instruments as of March 31, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives not designated as hedging instruments:
Commodity derivatives	Fair value of derivatives:		Fair value of derivatives:
	Current	$4,632	Current	$—
	Non-current	—	Non-current	—
Total		$4,632		$—

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivative Instruments as of December 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives not designated as hedging instruments:
Commodity derivatives	Fair value of derivatives:		Fair value of derivatives:
	Current	$—	Current	$—
	Non-current	—	Non-current	—
Total		$—		$—

Gross to Net Presentation Reconciliation of Derivative Assets and Liabilities

	March 31, 2015
	Assets	Liabilities
	(In thousands)
Fair value of derivatives — gross presentation	$4,632	$—
Effects of netting arrangements	—	—
Fair value of derivatives — net presentation	$4,632	$—

December 31, 2014
	Assets	Liabilities
(In thousands)
Fair value of derivatives — gross presentation	$—	$—
Effects of netting arrangements	—	—
Fair value of derivatives — net presentation	$—	$—

Our derivative contracts are with JPMorgan Chase Bank, N.A. We have elected to net the outstanding positions with this counterparty between current and noncurrent assets or liabilities since we have the right to settle these positions on a net basis.

Effect of Derivative Instruments Recognized in Earnings on the Consolidated Statements of Operations and Comprehensive Income (Loss)

	Amount of Gain or (Loss) Recognized in Earnings
	Three Months Ended
	March 31,
Location of Gain or (Loss) Recognized in Earnings	2015	2014
	(In thousands)
Derivatives not designated as hedging instruments:
Commodity derivatives:
Other income (expense) -
Gain (loss) on derivatives	$4,632	$(5,041)
Total	$4,632	$(5,041)

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Fair Value of Financial Instruments

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

The financial assets and liabilities measured on a recurring basis at March 31, 2015 and December 31, 2014 were commodity derivatives.  The fair value of all derivative contracts is reflected on the consolidated balance sheet as detailed in the following schedule:

	March 31, 2015	December 31, 2014

	Significant Other
	Observable Inputs
Description	(Level 2)
	(In thousands)
Assets:
Fair value of commodity derivatives	$4,632	$—
Total assets	$4,632	$—
Liabilities:
Fair value of commodity derivatives	$—	$—
Total liabilities	$—	$—

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Other Financial Instruments

We estimate the fair value of our 2019 Senior Notes using quoted market prices (Level 1 inputs). Fair value is compared to the carrying value in the table below:

	March 31, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
Description	Amount	Fair Value	Amount	Fair Value
(In thousands)
7.75% Senior Notes due 2019	$599,712	$558,000	$599,696	$510,000

10.	Income Taxes

Our effective federal and state income tax rate for the three months ended March 31, 2015 of 35.2% differed from the statutory federal rate of 35% due primarily to increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

We file federal income tax returns with the United States Internal Revenue Service and state income tax returns in various state tax jurisdictions.  Our tax returns for fiscal years after 2011 currently remain subject to examination by appropriate taxing authorities.  None of our income tax returns are under examination at this time.

11.	Other Operating Revenues and Expenses

Other operating revenues and expenses for the three months ended March 31, 2015 and March 31, 2014 are as follows:

	Three Months Ended
	March 31,
	2015	2014

	(In thousands)
Other operating revenues:
Gain on sales of assets	$3,915	$5,142
Marketing revenue	23	382
Total other operating revenues	$3,938	$5,524
Other operating expenses:
Loss on sales of assets	$(61)	$(492)
Impairment of inventory	(783)	(10)
Total other operating expenses	$(844)	$(502)

During the three months ended March 31, 2015, gain on sales of assets included the sale of selected wells in Martin and Yoakum Counties, Texas in March 2015 (See Note 4).

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

In June 2012, we cancelled an $11 million note receivable in exchange for a 7.66% non-controlling membership interest in Dalea Investment Group, LLC (“Dalea”), an international oilfield services company formed in March 2012.  Since the membership interests in Dalea are privately-held and are not traded in an active market, our investment in Dalea is carried at cost of $11 million.  As of March 31, 2015, we have performed a qualitative assessment based on the difference between the carrying value and the estimated fair value of our investment. We estimated the fair value of our investment by comparing our interest of the equity in Dalea to our carrying value at March 31, 2015 and December 31, 2014. Due to the estimated fair value being less than our carrying value at March 31, 2015, we recorded an impairment of $0.9 million on our investment in Dalea for the three months ended March 31, 2015 and none for the three months ended March 31, 2014. We categorize the measurement of fair value of this investment as a Level 3 input.

13.	Costs of Oil and Gas Properties

The following table sets forth the net capitalized costs for oil and gas properties as of March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014

	(In thousands)
Proved properties	$2,683,534	$2,585,279
Unproved properties	53,675	99,634
Total capitalized costs	2,737,209	2,684,913
Accumulated depletion	(1,472,112)	(1,430,699)
Net capitalized costs	$1,265,097	$1,254,214

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

CWEI has been named a defendant in three lawsuits filed in Louisiana, one by Southeast Louisiana Flood Protection Authority-East (“SELFPA”) and two by Plaquemines Parish, each alleging that historical industry operations have significantly damaged coastal marshlands.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In July 2013, the SELFPA case was filed in Orleans Parish and alleged that dredging and other oilfield operations of the 95 oil and gas company defendants caused degradation and destruction of the coastal marshlands which serve as a buffer protecting the coastal area of Louisiana from storms. The case was removed to Federal District Court. Legislation was enacted in Louisiana in 2014 in response to the suit which would effectively eliminate the claims, but in late 2014 the Louisiana state court judge declared the new law unconstitutional. A motion to dismiss the claims was granted in Federal District Court and the plaintiff has appealed to the United States Fifth Circuit.

In November 2013, we were served with two separate suits filed by Plaquemines Parish in the 25th Judicial District Court of Plaquemines Parish, Louisiana (Designated Case Nos. 61-002 and 60-982). Multiple defendants are named in each suit, and each suit involves a different area of operation within Plaquemines Parish. Except as to the named defendants and area of operations, the suits are identical. Plaintiff alleges that defendants’ oil and gas operations violated certain laws relating to the coastal zone management including failure to obtain permits, violation of permits, use of unlined waste pits, discharge of oil field wastes, including naturally occurring radioactive material, and that dredging operations exceeded unspecified permit limitations. Plaintiff makes no specific allegations against any individual defendant and seeks unspecified monetary damages and declaratory relief, as well as restoration, costs of remediation and attorney fees. The cases were removed to the U.S. District Court for the Eastern District of Louisiana and have since been remanded in 2015 back to the state court.

Our overall exposure to these three suits is not currently determinable and we intend to vigorously defend these cases. We are also a defendant in several other lawsuits that have arisen in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect any of these to have a material adverse effect on our consolidated financial condition or results of operations.

15.	Impairment of Property and Equipment

We impair our long-lived assets, including oil and gas properties and contract drilling equipment, when estimated undiscounted future net cash flows of an asset are less than its carrying value.  The amount of any such impairment is recognized based on the difference between the carrying value and the estimated fair value of the asset.  We categorize the measurement of fair value of these assets as Level 3 inputs.  We estimate the fair value of the impaired property by applying weighting factors to fair values determined under three different methods: (1) discounted cash flow method; (2) flowing daily production method; and (3) proved reserves per BOE method. We then assign applicable weighting factors based on the relevant facts and circumstances.  We utilize all three methods when that information is available, or if not will utilize the discounted cash flow method. We recorded provisions for impairment of proved properties of $2.5 million for the three months ended March 31, 2015 and $3.4 million for the three months ended March 31, 2014.  The provision for the three months ended March 31, 2015 of $2.5 million related to the write-down of certain non-core properties located in Louisiana to their estimated fair value. The provision for the three months ended March 31, 2014 of $3.4 million related to the write-down of certain non-operated properties located in North Dakota to their estimated fair value.

Unproved properties are nonproducing and do not have estimable cash flow streams. Therefore, we estimate the fair value of individually significant prospects by obtaining, when available, information about recent market transactions in the vicinity of the prospects and adjust the market data as needed to give consideration to the proximity of the prospects to known fields and reservoirs, the extent of geological and geophysical data on the prospects, the remaining terms of leases holding the acreage in the prospects, recent drilling results in the vicinity of the prospects, and other risk-related factors such as drilling and completion costs, estimated product prices and other economic factors. Individually insignificant prospects are grouped and impaired based on remaining lease terms and our historical experience with similar prospects. Based on the assessments previously discussed, we will impair our unproved oil and gas properties when we determine that a prospect’s carrying value exceeds its estimated fair value. We categorize the measurement of fair value of unproved properties as Level 3 inputs. We recorded provisions for impairment of unproved properties aggregating $0.2 million for the three months ended March 31, 2015 and $3.5 million for the three months ended March 31, 2014, and charged these impairments to abandonments and impairments in the accompanying consolidated statements of operations and comprehensive income (loss).

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Segment Information

We have two reportable operating segments, which are (1) oil and gas exploration and production and (2) contract drilling services. The following tables present selected financial information regarding our operating segments for the three months ended March 31, 2015 and 2014:

For the Three Months Ended
March 31, 2015
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total
Revenues	$64,080	$680	$(618)	$64,142
Depreciation, depletion and amortization (a)	42,076	3,204	(95)	45,185
Other operating expenses (b)	37,201	2,788	(850)	39,139
Interest expense	13,277	—	—	13,277
Other (income) expense	(5,325)	—	—	(5,325)
Income (loss) before income taxes	(23,149)	(5,312)	327	(28,134)
Income tax (expense) benefit	8,043	1,859	—	9,902
Net income (loss)	$(15,106)	$(3,453)	$327	$(18,232)
Total assets	$1,458,121	$61,272	$(42,459)	$1,476,934
Additions to property and equipment	$54,510	$636	$328	$55,474

For the Three Months Ended
March 31, 2014
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total
Revenues	$117,720	$13,420	$(6,535)	$124,605
Depreciation, depletion and amortization (a)	37,382	3,168	(889)	39,661
Other operating expenses (b)	45,447	9,914	(4,996)	50,365
Interest expense	12,521	—	—	12,521
Other (income) expense	4,201	—	—	4,201
Income (loss) before income taxes	18,169	338	(650)	17,857
Income tax (expense) benefit	(6,347)	(118)	—	(6,465)
Net income (loss)	$11,822	$220	$(650)	$11,392
Total assets	$1,332,223	$58,245	$(27,638)	$1,362,830
Additions to property and equipment	$85,193	$7,657	$(651)	$92,199
_______

(a)	Includes impairment of property and equipment.

(b)	Includes the following expenses: production, exploration, midstream services, drilling rig services, accretion of ARO, G&A and other operating expenses.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Guarantor Financial Information

In March and April 2011, we issued $350 million of aggregate principal amount of 2019 Senior Notes. In October 2013, we issued an additional $250 million of aggregate principal amount of the 2019 Senior Notes. The 2019 Senior Notes issued in October 2013 and the 2019 Senior Notes originally issued in March and April 2011 are treated as a single class of debt securities under the same indenture (see Note 3). Presented below is condensed consolidated financial information of CWEI (the “Issuer”) and the Issuer’s material wholly owned subsidiaries. Other than CWEI Andrews Properties, GP, LLC, the general partner of CWEI Andrews Properties, L.P., an affiliated limited partnership formed in April 2013, all of the Issuer’s wholly owned and active subsidiaries (“Guarantor Subsidiaries”) have jointly and severally, irrevocably and unconditionally guaranteed the performance and payment when due of all obligations under the 2019 Senior Notes. The guarantee by a Guarantor Subsidiary of the 2019 Senior Notes may be released under certain customary circumstances as set forth in the Indenture. CWEI Andrews Properties, GP, LLC, is not a guarantor of the 2019 Senior Notes and its accounts are reflected in the “Non-Guarantor Subsidiary” column in this Note 17.

The financial information which follows sets forth our condensed consolidating financial statements as of and for the periods indicated.

Condensed Consolidating Balance Sheet March 31, 2015 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Current assets	$115,996	$297,375	$1,034	$(322,037)	$92,368
Property and equipment, net	1,001,308	336,654	18,429	—	1,356,391
Investments in subsidiaries	356,523	—	—	(356,523)	—
Other assets	14,859	13,316	—	—	28,175
Total assets	$1,488,686	$647,345	$19,463	$(678,560)	$1,476,934
Current liabilities	$314,241	$115,722	$220	$(322,494)	$107,689
Non-current liabilities:
Long-term debt	746,712	—	—	—	746,712
Deferred income taxes	115,507	140,546	4,465	(105,361)	155,157
Other	38,482	49,148	184	—	87,814
	900,701	189,694	4,649	(105,361)	989,683
Equity	273,744	341,929	14,594	(250,705)	379,562
Total liabilities and equity	$1,488,686	$647,345	$19,463	$(678,560)	$1,476,934

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet December 31, 2014 (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Current assets	$153,373	$293,613	$546	$(314,912)	$132,620
Property and equipment, net	986,110	344,174	18,600	—	1,348,884
Investments in subsidiaries	359,777	—	—	(359,777)	—
Other assets	16,077	13,304	—	—	29,381
Total assets	$1,515,337	$651,091	$19,146	$(674,689)	$1,510,885
Current liabilities	$352,889	$113,746	$586	$(310,868)	$156,353
Non-current liabilities:
Long-term debt	704,696	—	—	—	704,696
Deferred income taxes	129,105	141,130	4,227	(109,863)	164,599
Other	36,671	50,591	181	—	87,443
	870,472	191,721	4,408	(109,863)	956,738
Equity	291,976	345,624	14,152	(253,958)	397,794
Total liabilities and equity	$1,515,337	$651,091	$19,146	$(674,689)	$1,510,885

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended March 31, 2015 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Total revenue	$45,688	$18,042	$412	$—	$64,142
Costs and expenses	61,021	22,675	628	—	84,324
Operating income (loss)	(15,333)	(4,633)	(216)	—	(20,182)
Other income (expense)	(9,027)	179	896	—	(7,952)
Equity in earnings of subsidiaries	(2,453)	—	—	2,453	—
Income tax (expense) benefit	8,581	1,559	(238)	—	9,902
Net income (loss)	$(18,232)	$(2,895)	$442	$2,453	$(18,232)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended March 31, 2014 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Total revenue	$81,968	$41,814	$823	$—	$124,605
Costs and expenses	59,393	30,126	507	—	90,026
Operating income (loss)	22,575	11,688	316	—	34,579
Other income (expense)	(17,272)	235	315	—	(16,722)
Equity in earnings of subsidiaries	8,160	—	—	(8,160)	—
Income tax (expense) benefit	(2,071)	(4,173)	(221)	—	(6,465)
Net income (loss)	$11,392	$7,750	$410	$(8,160)	$11,392

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2015 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Operating activities	$22,675	$(4,260)	$1,076	$95	$19,586
Investing activities	(81,921)	116	(171)	(95)	(82,071)
Financing activities	40,338	1,915	(253)	—	42,000
Net increase (decrease) in cash and cash equivalents	(18,908)	(2,229)	652	—	(20,485)
Cash at beginning of period	21,217	6,693	106	—	28,016
Cash at end of period	$2,309	$4,464	$758	$—	$7,531

Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2014 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Operating activities	$53,573	$23,309	$1,532	$889	$79,303
Investing activities	(18,322)	(5,910)	(1,592)	(889)	(26,713)
Financing activities	(20,844)	(19,232)	76	—	(40,000)
Net increase (decrease) in cash and cash equivalents	14,407	(1,833)	16	—	12,590
Cash at beginning of period	19,693	6,886	44	—	26,623
Cash at end of period	$34,100	$5,053	$60	$—	$39,213

18.	Subsequent Events

We have evaluated events and transactions that occurred after the balance sheet date of March 31, 2015 and have determined that no other events or transactions have occurred that would require recognition in the consolidated financial statements or disclosures in these notes to the consolidated financial statements.

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in our Form 10-K for the year ended December 31, 2014.  Unless the context otherwise requires, references to “CWEI” mean Clayton Williams Energy, Inc., the parent company, and references to the “Company,” “we,” “us” or “our” mean Clayton Williams Energy, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

The information in this Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements.  These forward-looking statements are based on management’s current expectations and beliefs, based on currently available information, as to the outcome and timing of future events and their effect on us.  While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.  All statements concerning our expectations for future operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions.  Our forward-looking statements involve significant risks and uncertainties, many of which are beyond our control, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in our Form 10-K for the year ended December 31, 2014 and in this Form 10-Q.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties incident to the exploration for and development, production and marketing of oil and gas.  These risks include, but are not limited to:

•	the possibility of unsuccessful exploration and development drilling activities;

•	our ability to replace and sustain production;

•	commodity price volatility;

•	domestic and worldwide economic conditions;

•	the availability of capital on economic terms to fund our capital expenditures and acquisitions;

•	our level of indebtedness, liquidity and compliance with debt covenants;

•	the impact of the past or future economic recessions on our business operations, financial condition and ability to raise capital;

•	declines in the value of our oil and gas properties resulting in a decrease in our borrowing base under the credit facility and impairments;

•	the ability of financial counterparties to perform or fulfill their obligations under existing agreements;

•	the uncertainty inherent in estimating proved oil and gas reserves and in projecting future rates of production and timing of development expenditures;

•	drilling and other operating risks;

•	hurricanes and other weather conditions;

•	lack of availability of goods and services;

•	regulatory and environmental risks associated with drilling and production activities;

•	the adverse effects of changes in applicable tax, environmental and other regulatory legislation; and

•	the other risks described in our Form 10-K for the year ended December 31, 2014 and in this Form 10-Q.

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

As previously discussed, should one or more of the risks or uncertainties described above or elsewhere in our Form 10-K for the year ended December 31, 2014 and in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We specifically disclaim all responsibility to publicly update or revise any information contained in a forward-looking statement or any forward-looking statement in its entirety after the date made, whether as a result of new information, future events or otherwise, except as required by law.

All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

Overview

We are engaged in developmental drilling in two primary oil-prone regions, the Permian Basin and Giddings Area, where we have a significant inventory of developmental drilling opportunities.  During the three months ended March 31, 2015, we spent $54.6 million on exploration and development activities.

Key Factors to Consider

The following summarizes the key factors considered by management in the review of our financial condition and operating performance for the first quarter of 2015 and the outlook for the remainder of 2015.

•
The on-going downturn in commodity prices had a significant impact on our revenues for the first quarter of 2015, causing oil and gas sales, excluding amortized deferred revenues, to decrease $51.8 million, or 48%, from the first quarter of 2014.  Price variances accounted for a $64.9 million decrease and production variances accounted for a $13.1 million increase. Average realized oil prices were $43.90 per barrel in the first quarter of 2015 versus $93.60 per barrel in the first quarter of 2014, average realized gas prices were $2.65 per Mcf in the first quarter of 2015 versus $4.97 per Mcf in the first quarter of 2014 and average realized natural gas liquids (“NGL”) prices were $13.01 per barrel in the first quarter of 2015 versus $39.70 per barrel in the first quarter of 2014. Oil and gas sales for the first quarter of 2015 also include $1.8 million of amortized deferred revenue attributable to the volumetric production payment (“VPP”) versus $2 million for the first quarter of 2014. Reported production and related average realized sales prices exclude volumes associated with the VPP.

•
Oil, gas and NGL production per barrel of oil equivalent (“BOE”) increased 11% in the first quarter of 2015 compared to the first quarter of 2014, with oil production increasing 17% to 13,100 barrels per day, gas production decreasing 1% to 15,622 Mcf per day and NGL production decreasing 8% to 1,489 barrels per day. Oil and NGL production accounted for approximately 85% of our total BOE production in the first quarter of 2015 versus 83% in the first quarter of 2014.

•
After giving effect to the sale of certain non-core Austin Chalk/Eagle Ford assets in March 2014, total production on a BOE basis increased 14% for the first quarter of 2015 as compared to the first quarter of 2014, with oil production increasing 2,233 barrels per day (21%), gas production decreasing 45 Mcf per day (less than 1%) and NGL production decreasing 122 barrels per day (8%).

•
Production costs decreased $3 million for the first quarter of 2015 compared to the first quarter of 2014 due primarily to reductions in production taxes that stemmed from the decrease in oil and gas prices. After giving effect to an 11% increase in total production, production costs, excluding production taxes, averaged $13.26 per BOE in the first quarter of 2015 versus $14.89 per BOE in the first quarter of 2014.

•
We recorded a $4.6 million gain on derivatives in the first quarter of 2015 (no gain or loss on settled contracts).  For the same period in 2014, we recorded a $5 million loss on derivatives (including a $1.1 million loss on settled contracts).  Since we do not presently designate our derivatives as cash flow hedges under applicable accounting standards, we recognize the full effect of changing prices on mark-to-market valuations as a current charge or credit to our results of operations.

•
General and administrative (“G&A”) expenses were $9.1 million in the first quarter of 2015 compared to $11.8 million in the first quarter of 2014.  Compensation expense attributable to our APO Reward Plans accounted for a net decrease of $2.6 million ($2.1 million in the first quarter of 2015 versus $4.7 million in the first quarter of 2014).

Exploration and Development Activities

Overview

We have been committed to drilling primarily developmental oil wells in the Permian Basin and the Giddings Area.  We spent $54.6 million during the first quarter of 2015 on exploration and development activities and currently plan to spend approximately $96.9 million on similar activities during 2015.  Our actual expenditures during 2015 may vary significantly from these estimates since our plans for exploration and development activities may change during the year.  Factors such as changes in operating margins, the availability of capital resources, drilling results and other factors could increase or decrease our actual expenditures during 2015.

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

We spent $21.3 million in the Permian Basin during the first quarter of 2015 on drilling and completion activities and $3.2 million on leasing and seismic activities.  We drilled and completed 4 gross (1.9 net) operated wells in the Permian Basin and conducted various remedial operations on other wells during the first three months of 2015.  We currently plan to spend approximately $55.2 million on drilling and leasing activities in this area during 2015.  Following is a discussion of our principal assets in the Permian Basin.

Delaware Basin

We currently hold approximately 66,000 net acres in the active Wolfbone resource play in the Delaware Basin, primarily in Reeves County, Texas. The Wolfbone resource play generally refers to the interval from the Bone Springs formation down through the Wolfcamp formation at depths typically found between 8,000 and 13,000 feet. A Wolfbone well generally refers to a vertical well completed in multiple intervals within these formations or a horizontal well being completed in an interval within such formations.  These Permian aged formations in the Delaware Basin are composed of limestone, sandstone and shale. Geology in the Delaware Basin consists of multiple stacked pay zones with both over-pressured and normal-pressured intervals.

A significant portion of our current holdings in this area is associated with a farm-in agreement we entered into in March 2011, with Chesapeake Exploration, L.L.C. (“Chesapeake”) in southern Reeves County, Texas with a term of up to five years.  Chesapeake’s position in the agreement was previously held by SWEPI, LP (“Shell”) and is currently held by COG Operating, LLC. We amended the farm-in agreement with Shell in February 2014. The amendment replaced a commitment for 20 carried wells per year (as specified within the agreement) with a commitment to drill nine additional carried wells prior to December 31, 2014, on which date the agreement terminated. We met the commitment by drilling all nine of the wells prior to December 31, 2014. To date we have earned over 24,000 net acres under the farm-in agreement and expect to earn an additional 480 net acres after completion and production of existing wells.

We entered the Delaware Basin as a vertical play, but with encouraging results from our horizontal drilling, we shifted our emphasis to a horizontal program. Most of our horizontal drilling to date has targeted the Wolfcamp A shale interval in Reeves County, Texas with 23 Wolfcamp A wells currently on production and one well being completed. We also have four Wolfcamp C wells currently on production.

We spent approximately $18.7 million on drilling and completion activities and $3.1 million for leasing activities in the Wolfbone play during the first quarter of 2015.  We plan to spend approximately $44.2 million on drilling, completion and leasing activities in this area during 2015.

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

Other Permian Basin

Approximately 29% of our first quarter 2015 oil and gas production was derived from wells in parts of the Permian Basin other than our Delaware Basin Wolfbone resource play. Many of these wells are located on the Central Basin Platform, geographically located between the Midland Basin and Delaware Basin, and produce from formations with conventional porosity such as the San Andres, Grayburg, Fusselman, Ellenburger and Yeso formations. A significant portion of our production in this area is derived from mature fields, several of which are in varying stages of secondary and/or tertiary recovery.

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

Austin Chalk

Most of our existing production in the Giddings Area is derived from the Austin Chalk formation, an upper Cretaceous geologic formation in the Gulf Coast region of the United States that stretches across numerous fields in Texas and Louisiana.  The Austin Chalk formation is generally encountered at depths of 5,500 to 7,000 feet.  Horizontal drilling is the primary technique used in the Austin Chalk formation to enhance productivity.  Most of our wells in this area were drilled as horizontal wells, many with multiple laterals in different producing horizons, including the Austin Chalk, Buda and Georgetown formations in East Central Texas.

Eagle Ford Shale

Our horizontal Eagle Ford Shale play is concentrated in the northern portion of our legacy Austin Chalk acreage block in Robertson, Burleson and Lee Counties, Texas. In this area, we currently have 42 horizontal Eagle Ford Shale wells on production. During the first quarter of 2015, we spent approximately $20.4 million on drilling and completion activities and $4.6 million for leasing activities in the Eagle Ford Shale Area, and we currently plan to spend approximately $34 million primarily to complete drilling and completion operations and leasing activities in this area during 2015.

Other

We spent $5.1 million during the first quarter of 2015 on drilling and completion operations and leasing activities in other regions, including South Louisiana, Oklahoma and California and we currently plan to spend $7.7 million for 2015.

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

Desta Drilling

Through our wholly owned subsidiary, Desta Drilling, L.P. (“Desta Drilling”), we operate 14 drilling rigs, two of which we lease under long-term contracts.  We believe that owning and operating our own rigs helps us control our cost structure while providing us flexibility to take advantage of drilling opportunities on a timely basis.  The Desta Drilling rigs are primarily reserved for our use, but are available to conduct contract drilling operations for third parties.  Due to the downturn in oil prices, all 14 rigs are currently idle.

Known Trends and Uncertainties

Our developmental drilling programs are very sensitive to oil prices and drilling costs.  During the first half of 2014, crude oil prices remained favorable, and we were able to maintain drilling costs at acceptable levels partly by using our own drilling rigs, purchasing casing and tubing at opportune times and working with service providers to receive acceptable unit costs.  However, the dramatic downturn in oil prices reduced operating margins to unacceptable levels, forcing us to temporarily suspend drilling operations in our core development areas. We are taking steps to lower our operating costs and have enacted meaningful cost-cutting measures to reduce our general and administrative expenses. While we believe we are taking appropriate actions to lessen the short-term impact of lower operating margins on our business, a prolonged downturn of this magnitude could negatively impact our long-term liquidity, financial position and results of operations. We will continue to monitor the effects of this downturn on our business and would expect to resume drilling operations at a time in the future when we can again realize an acceptable margin between our expected cash flows from new production and our cost to drill and complete new wells.

In addition to reducing our incentive to drill new wells, the prolonged effects of lower operating margins on our business are significant since they reduce our cash flow from operations and diminish the present value of our oil and gas reserves. These factors have an adverse effect on our ability to access the capital resources we need to grow our reserve base. At March 31, 2015, our leverage ratio, expressed as the ratio of total long-term debt to EBITDAX, was 3.0 times based on a trailing 12-month calculation of EBITDAX. In the current price environment, we expect this ratio to exceed the maximum leverage ratio of 4.0 times EBITDAX in our credit facility before the end of 2015. We addressed this issue and in February 2015, we received an amendment to the credit facility to suspend that covenant through the second quarter of 2016.

Supplemental Information

The following unaudited information is intended to supplement the consolidated financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Three Months Ended March 31,
	2015	2014
Oil and Gas Production Data:
Oil (MBbls)	1,179	1,011
Gas (MMcf)	1,406	1,414
Natural gas liquids (MBbls)	134	146
Total (MBOE)(a)	1,547	1,393
Total (BOE/d)	17,193	15,474

Average Realized Prices (b) (c):
Oil ($/Bbl)	$43.90	$93.60
Gas ($/Mcf)	$2.65	$4.97
Natural gas liquids ($/Bbl)	$13.01	$39.70

Loss on Settled Derivative Contracts (c):
($ in thousands, except per unit)
Oil: Cash settlement paid	$—	$(1,137)
Per unit produced ($/Bbl)	$—	$(1.12)

Average Daily Production:
Oil (Bbls):
Permian Basin Area:
Delaware Basin	3,780	3,573
Other	3,117	3,464
Austin Chalk(d)	1,918	2,168
Eagle Ford Shale(d)	3,949	1,651
Other	336	377
Total	13,100	11,233
Natural Gas (Mcf):
Permian Basin Area:
Delaware Basin	3,039	2,806
Other	6,803	7,142
Austin Chalk(d)	1,716	2,008
Eagle Ford Shale(d)	604	265
Other	3,460	3,490
Total	15,622	15,711
(Continued)

	Three Months Ended March 31,
	2015	2014
Natural Gas Liquids (Bbls):
Permian Basin Area:
Delaware Basin	393	443
Other	765	902
Austin Chalk(d)	167	221
Eagle Ford Shale(d)	139	37
Other	25	19
Total	1,489	1,622

BOE:
Permian Basin Area:
Delaware Basin	4,679	4,484
Other	5,016	5,556
Austin Chalk (d)	2,371	2,724
Eagle Ford Shale (d)	4,189	1,732
Other	938	978
Total	17,193	15,474

Exploration Costs (in thousands):
Abandonment and impairment costs:
South Louisiana	$1,423	$602
California	110	—
Oklahoma	90	696
North Louisiana	—	994
Michigan	—	933
Permian Basin	—	566
Other	—	48
Total	1,623	3,839
Seismic and other	866	1,483
Total exploration costs	$2,489	$5,322

Depreciation, Depletion and Amortization (in thousands):
Oil and gas depletion	$38,883	$33,341
Contract drilling depreciation	3,109	2,280
Other depreciation	662	634
Total depreciation, depletion and amortization	$42,654	$36,255

Oil and Gas Costs ($/BOE Produced):
Production costs	$15.15	$18.99
Production costs (excluding production taxes)	$13.26	$14.89
Oil and gas depletion	$25.13	$23.93
(Continued)

	Three Months Ended March 31,
	2015	2014
Net Wells Drilled (e):
Exploratory Wells	0.6	1.3
Developmental Wells	10.5	10.3

_______

(a)	Natural gas reserves have been converted to oil equivalents at the ratio of six Mcf of gas to one Bbl of oil.

(b)
Oil and gas sales include $1.8 million for the three months ended March 31, 2015 and $2 million for the three months ended March 31, 2014 of amortized deferred revenue attributable to the VPP granted effective March 1, 2012. The calculation of average realized sales prices excludes production of 23,151 barrels of oil and 16,087 Mcf of gas for the three months ended March 31, 2015 and 26,595 barrels of oil and 11,933 Mcf of gas for the three months ended March 31, 2014 associated with the VPP.

(c)
Hedging gains/losses are only included in the determination of our average realized prices if the underlying derivative contracts are designated as cash flow hedges under applicable accounting standards. We did not designate any of our 2015 or 2014 derivative contracts as cash flow hedges. This means that our derivatives for 2015 and 2014 have been marked-to-market through our statements of operations as other income/expense instead of through accumulated other comprehensive income on our balance sheet. This also means that all realized gains/losses on these derivatives are reported in other income/expense instead of as a component of oil and gas sales.

(d)	Following is a summary of the average daily production related to interests in producing properties we sold effective March 2014.

	Three Months Ended March 31,
	2015	2014
Average Daily Production:

Austin Chalk/Eagle Ford:
Oil (Bbls)	—	367
Natural gas (Mcf)	—	44
NGL (Bbls)	—	11
Total (BOE)	—	385

(e)	Excludes wells being drilled or completed at the end of each period.

Operating Results — Three-Month Periods

The following discussion compares our results for the three months ended March 31, 2015 to the comparative period in 2014.  Unless otherwise indicated, references to 2015 and 2014 within this section refer to the three months ended March 31, 2015 and 2014, respectively.

Oil and gas operating results

Oil and gas sales, excluding amortized deferred revenues, decreased $51.8 million, or 48%, in 2015 from 2014.  Price variances accounted for a $64.9 million decrease and production variances accounted for a $13.1 million increase.  Oil and gas sales in 2015 also include $1.8 million of amortized deferred revenue versus $2 million in 2014 attributable to the VPP.  Reported production and related average realized sales prices exclude volumes associated with the VPP. Oil, gas and NGL production in 2015 (on a BOE basis) increased 11% compared to 2014. Oil production increased 17% in 2015 from 2014, NGL production decreased 8% while gas production decreased 1% in 2015 from 2014.  After giving effect to the sale of certain non-core Austin Chalk/Eagle Ford assets in March 2014, oil, gas and NGL production in 2015 (on a BOE basis) increased 14% compared to 2014.  Oil production increased 21% in 2015 from 2014, NGL production decreased 8% while gas production decreased less than 1% in 2015 from 2014. The liquids component of our production mix continued to rise from 83% oil and NGL in 2014 to 85% in 2015.  In 2015, our realized oil price decreased 53% compared to 2014, and our realized gas price decreased 47%.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, decreased 11% to $23.4 million in 2015 as compared to $26.4 million in 2014, due primarily to reductions in production taxes that stemmed from the decrease in oil and gas prices. After giving effect to an 11% increase in total production, production costs, excluding production taxes, averaged $13.26 per BOE in 2015 compared to $14.89 per BOE in 2014.

Oil and gas depletion expense increased $5.5 million from 2014 to 2015 due to a $3.7 million increase related to production variances and a $1.8 million increase due to rate variances.  On a BOE basis, depletion expense increased 5% to $25.13 per BOE in 2015 from $23.93 per BOE in 2014.  Depletion expense per BOE of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration and development activities result in higher finding costs.

We recorded a provision for impairment of property and equipment of $2.5 million during 2015 as compared to $3.4 million in 2014. The 2015 impairment related to certain non-core properties located in Louisiana to reduce the carrying value of these properties to their estimated fair values. The 2014 impairment related to certain non-operated properties located in North Dakota to reduce the carrying value of these properties to their estimated fair value. Impairment of a proved property group is recognized when the estimated undiscounted future net cash flows of the property group are less than its carrying value.

Exploration costs

We follow the successful efforts method of accounting; therefore, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs and unproved acreage impairments are expensed.  In 2015, we charged to expense $2.5 million of exploration costs, as compared to $5.3 million in 2014.

Contract Drilling Services

We primarily utilize drilling rigs owned by our subsidiary, Desta Drilling, to drill wells in our exploration and development activities.  Drilling services revenues received by Desta Drilling, along with the related drilling services costs pertaining to the net interest owned by CWEI, have been eliminated in our consolidated statements of operations and comprehensive income (loss). Drilling rig services revenue related to external customers was negligible in 2015 compared to $6.9 million in 2014 due to decreased demand for contract drilling services. Drilling services costs related to external customers were $1.9 million in 2015 compared to $4.9 million in 2014. Contract drilling depreciation for 2015 was $3.1 million compared to $2.3 million in 2014.

General and Administrative

G&A expenses decreased $2.7 million from $11.8 million in 2014 to $9.1 million in 2015.  Changes in compensation expense attributable to our APO reward plans accounted for a net decrease of $2.6 million ($2.1 million in 2015 versus $4.7 million in 2014).

Interest expense

Interest expense increased 6% from $12.5 million in 2014 to $13.3 million in 2015 due primarily to an increase in borrowings, which increased from an average daily principal balance of $35.1 million in 2014 compared to $133.9 million in 2015.

Gain/loss on derivatives

We did not designate any derivative contracts in 2015 or 2014 as cash flow hedges; therefore, all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  In 2015, we reported a $4.6 million gain on derivatives (no gain or loss on settled contracts) compared to a $5 million loss on derivatives (including a $1.1 million loss on settled contracts) in 2014.  Because oil and gas prices are volatile, and because we do not account for our derivatives as cash flow hedges, the effect of mark-to-market valuations on our gain/loss on derivatives can cause significant volatility in our results of operations.

Gain/loss on sales of assets and impairment of inventory

We recorded a net gain of $3.1 million on sales of assets and impairment of inventory in 2015 compared to a net gain of $4.6 million in 2014.  The 2015 gain related primarily to the sale of selected wells in Martin and Yoakum Counties, Texas in March 2015. The 2014 gain related primarily to the sale of certain of the Austin Chalk/Eagle Ford assets sold in March 2014 and the sale of a property in Ward County, Texas in February 2014. Gain on sales of assets are included in other operating revenues and loss on sales of assets and impairment of inventory are included in other operating expenses in our consolidated statements of operations and comprehensive income (loss).

Income taxes

Our estimated federal and state effective income tax rate in 2015 of 35.2% was greater than the statutory federal rate of 35% due primarily to increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

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

At March 31, 2015, we had $147 million of borrowings outstanding under the credit facility, leaving $347.1 million available on the facility after allowing for outstanding letters of credit totaling $5.9 million as compared to $409.9 million of availability on the facility at March 31, 2014.

Outlook for 2015

The recent downturn in oil markets has caused a significant reduction in our operating margins, and the impact has been especially negative since we entered 2015 with no commodity hedges in place. Lower operating margins offer us little incentive to accelerate oil production by continuing with non-essential drilling operations. As a result, we have suspended drilling operations in both of our core resource plays until the combination of higher oil prices and lower drilling and completion costs provides us with an acceptable profit margin. Currently, we plan to reduce capital spending during fiscal 2015 to $96.9 million compared to $404.3 million in fiscal 2014. We are also taking steps to lower our operating costs and have enacted meaningful cost-cutting measures to reduce our general and administrative expenses. In February 2015, we entered into commodity swaps covering 1,737 MBbls of 2015 oil production at an average price of $55.65 per barrel.

Although reducing drilling activity during an adverse economic climate is a prudent and necessary action in order to preserve liquidity and limit increases in indebtedness, that action has a negative impact on production and cash flow from operations. Based on our current plans for 2015 spending, our combined oil and gas production will decline in 2015 as compared to 2014. In addition, if product prices remain depressed during 2015, our ratio of total indebtedness to EBITDAX (as defined in the credit facility) was expected to exceed the maximum ratio permitted under the credit facility. As a result, we requested and received an amendment to the credit facility to suspend that financial covenant through the second quarter of 2016.

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

Capital expenditures

The following table summarizes, by area, our actual expenditures for exploration and development activities for the first three months of 2015 and our planned expenditures for the year ending December 31, 2015.

	Actual Expenditures Three Months Ended March 31, 2015	Planned Expenditures Year Ending December 31, 2015	2015 Percentage of Total Planned Expenditures
	(In thousands)
Drilling and Completion
Permian Basin Area:
Delaware Basin	$18,700	$32,000	33%
Other	2,600	11,000	11%
Austin Chalk/Eagle Ford Shale	20,400	23,400	24%
Other	4,100	6,600	7%
	45,800	73,000	75%
Leasing and seismic	8,800	23,900	25%
Exploration and development	$54,600	$96,900	100%

Our expenditures for exploration and development activities for the three months ended March 31, 2015 totaled $54.6 million.  We financed these expenditures for the first three months of 2015 with cash flow from operating activities, proceeds from asset sales and advances under the credit facility.  We currently plan to spend approximately $96.9 million on exploration and development activities in 2015.  Our actual expenditures during 2015 may vary significantly from these estimates since our plans for exploration and development activities may change during the year.  Factors, such as changes in operating margins, the availability of capital resources, drilling results and other factors, could increase or decrease our actual expenditures during the remainder of fiscal 2015.

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

Cash flow provided by operating activities for the three months ended March 31, 2015 decreased $59.7 million, or 75%, as compared to the corresponding period in 2014 due primarily to lower commodity prices.

Senior Notes

In March 2011, we issued $300 million of aggregate principal amount of 7.75% Senior Notes due 2019 (the “2019 Senior Notes”).  The 2019 Senior Notes were issued at par and bear interest at 7.75% per year, payable semi-annually on April 1 and October 1 of each year.  In April 2011, we issued an additional $50 million aggregate principal amount of the 2019 Senior Notes with an original issue discount of 1% or $0.5 million.  In October 2013, we issued an additional $250 million of aggregate principal amount of the 2019 Senior Notes at par to yield 7.75% to maturity. All of the 2019 Senior Notes are treated as a single class of debt securities under the same indenture. We may redeem some or all of the 2019 Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 101.938% beginning on April 1, 2016 and 100% beginning on April 1, 2017 or for any period thereafter, in each case plus accrued and unpaid interest.

The Indenture contains covenants that restrict our ability to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the 2019 Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant provides that we may only incur indebtedness if the ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) exceeds 2.25 times.  These covenants are subject to a number of important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at March 31, 2015 and December 31, 2014.

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

We currently borrow money under an amended and restated credit facility with a syndicate of 16 banks led by JPMorgan Chase Bank, N.A. The credit facility provides for a revolving line of credit of up to $1 billion, limited to the lesser of the borrowing base amount, as determined by the banks, and the aggregate lender commitments, as determined by us.  The credit facility matures in April 2019 and is subject to an accelerated maturity date of October 1, 2018 unless our existing 2019 Senior Notes are refinanced or extended in accordance with the terms of the credit facility prior to October 1, 2018.

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

The borrowing base under the credit facility was $600 million at December 31, 2014 and was decreased in February 2015 to $500 million. The aggregate lender commitment remained at $500 million. During the three months ended March 31, 2015, we increased indebtedness outstanding under the credit facility by $42 million. At March 31, 2015, we had $147 million of borrowings outstanding on the credit facility, leaving $347.1 million available after allowing for outstanding letters of credit totaling $5.9 million.

The credit facility is collateralized primarily by 80% or more of the adjusted engineered value (as defined in the credit facility) of our oil and gas interests evaluated in determining the borrowing base.  The obligations under the credit facility are guaranteed by each of CWEI’s material domestic subsidiaries except for CWEI Andrews Properties, GP, LLC (see Note 17).

At our election, annual interest rates under the credit facility are determined by reference to (1) LIBOR plus an applicable LIBOR margin or (2) if an alternate base rate loan, the greatest of (A) the prime rate, (B) the federal funds rate plus 0.50%, or (C) one-month LIBOR plus 1%, plus an applicable base rate margin. The LIBOR margin ranges between 1.75% and 2.75% per year (as amended in February 2015) and the base rate margin ranges between 0.75% and 1.75% per year (as amended in February 2015).  We also pay a commitment fee on the unused portion of the credit facility at an applicable margin that ranges between 0.375% and 0.50% per year.  Applicable margins are based on actual borrowings outstanding as a percentage of the borrowing base.  Interest and fees are payable no less often than quarterly.  The effective annual interest rate on borrowings under the credit facility, excluding bank fees and amortization of debt issue costs, for the three months ended March 31, 2015 was 2%.

The credit facility also contains various covenants and restrictive provisions that may, among other things, limit our ability to sell assets, incur additional indebtedness, make investments or loans and create liens.  One such covenant requires that we maintain a ratio of consolidated current assets to consolidated current liabilities of at least 1 to 1.  Another financial covenant is a leverage ratio that limits our consolidated indebtedness to consolidated EBITDAX (determined as of the end of each fiscal quarter for the then most-recently ended four fiscal quarters) from being greater than 4 to 1.  In February 2015, the credit facility was amended to temporarily redefine the leverage ratio to limit consolidated senior debt to 2.5 times consolidated EBITDAX and to add a consolidated interest coverage ratio of 1.5 times consolidated EBITDAX. These temporary amendments apply to each of the quarterly periods from January 1, 2015 through June 30, 2016. The computations of consolidated current assets, current liabilities, EBITDAX, indebtedness and interest are defined in the credit facility.

Working capital computed for loan compliance purposes differs from our working capital computed in accordance with GAAP.  Since compliance with financial covenants is a material requirement under the credit facility, we consider the loan compliance working capital to be useful as a measure of our liquidity because it includes the funds available to us under the credit facility and is not affected by the volatility in working capital caused by changes in fair value of derivatives.  Our GAAP reported working capital deficit decreased to $15.3 million at March 31, 2015 from a working capital deficit of $23.7 million at December 31, 2014.  After giving effect to the adjustments, our working capital computed for loan compliance purposes was $327.2 million at March 31, 2015, as compared to $365.4 million at December 31, 2014. The following table reconciles our GAAP working capital (deficit) to the working capital computed for loan compliance purposes at March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014

	(In thousands)
Working capital (deficit) per GAAP	$(15,321)	$(23,733)
Add funds available under our revolving credit facility	347,130	389,130
Exclude fair value of derivatives classified as current assets or current liabilities	(4,632)	—
Working capital per loan covenant	$327,177	$365,397

We were in compliance with all financial and non-financial covenants at March 31, 2015 and December 31, 2014.  However, if we increase leverage and our liquidity is reduced, we may fail to comply with one or more of these covenants in the future, particularly after the temporary amendments to the credit facility expire with the third quarter of 2016.  If we fail to meet any of these loan covenants, we would ask the banks to waive compliance, amend the credit facility to allow us to become compliant or grant us sufficient time to obtain additional capital resources through alternative means.  If a suitable arrangement could not be reached with the banks, the banks could accelerate the indebtedness and seek to foreclose on the pledged assets.

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

Our business is impacted by fluctuations in commodity prices and interest rates.  The following discussion is intended to identify the nature of these market risks, describe our strategy for managing such risks, and to quantify the potential effect of market volatility on our financial condition and results of operations and should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included under Part II - Item 7A of our Form 10-K for the year ended December 31, 2014.

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to March 31, 2015. The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps

	Oil
	MBbls	Price
Production Period:
2nd Quarter 2015	448	$55.65
3rd Quarter 2015	697	$55.65
4th Quarter 2015	592	$55.65
	1,737

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil may have on the fair value of our commodity derivatives.  As of March 31, 2015, a $1 per barrel change in the price of oil would change the fair value of our commodity derivatives by approximately $1.7 million.

Interest Rates

We are exposed to interest rate risk on our long-term debt with a variable interest rate.  At March 31, 2015, our fixed rate debt had a carrying value of $599.7 million and an approximate fair value of $558 million, based on current market quotes.  We estimate that a hypothetical change in the fair value of our long-term debt resulting from a 100-basis point change in interest rates would be approximately $18.6 million.  Based on our outstanding variable rate indebtedness at March 31, 2015 of $147 million, a change in interest rates of 100-basis points would affect annual interest payments by $1.5 million.

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

•
it is the conclusion of our chief executive and chief financial officers that as of March 31, 2015 these disclosure controls and procedures are effective in ensuring that information that is required to be disclosed by the Company in reports filed or submitted with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms established by the SEC.

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CWEI has been named a defendant in three lawsuits filed in Louisiana, one by Southeast Louisiana Flood Protection Authority-East (“SELFPA”) and two by Plaquemines Parish, each alleging that historical industry operations have significantly damaged coastal marshlands.

In July 2013, the SELFPA case was filed in Orleans Parish and alleged that dredging and other oil field operations of the 95 oil and gas company defendants caused degradation and destruction of the coastal marshlands which serve as a buffer protecting the coastal area of Louisiana from storms. The case was removed to Federal District Court. Legislation was enacted in Louisiana in 2014 in response to the suit which would effectively eliminate the claims, but in late 2014 the Louisiana state court judge declared the new law unconstitutional. A motion to dismiss the claims was granted in Federal District Court and the plaintiff has appealed to the United States Fifth Circuit.

In November 2013, we were served with two separate suits filed by Plaquemines Parish in the 25th Judicial District Court of Plaquemines Parish, Louisiana (Designated Case Nos. 61-002 and 60-982). Multiple defendants are named in each suit, and each suit involves a different area of operation within Plaquemines Parish. Except as to the named defendants and area of operations, the suits are identical. Plaintiff alleges that defendants’ oil and gas operations violated certain laws relating to the coastal zone management including failure to obtain permits, violation of permits, use of unlined waste pits, discharge of oilfield wastes, including naturally occurring radioactive material, and that dredging operations exceeded unspecified permit limitations. Plaintiff makes no specific allegations against any individual defendant and seeks unspecified monetary damages and declaratory relief, as well as restoration, costs of remediation and attorney fees. The cases were removed to the U.S. District Court for the Eastern District of Louisiana and have since been remanded in 2015 back to the state court.

Our overall exposure to these three suits is not currently determinable and we intend to vigorously defend these cases. We are also a defendant in several other lawsuits that have arisen in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect any of these to have a material adverse effect on our consolidated financial condition or results of operations.

Item 1A -	Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 27, 2015, and available at www.sec.gov.

There have been no material changes to these risk factors. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

Item 6 -	Exhibits

Exhibits
**2.1
Agreement and Plan of Merger among Clayton Williams Energy, Inc. and Southwest Royalties, Inc. dated May 3, 2004, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on June 3, 2004

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

**10.1	Amendment No. 2 to Third Amended and Restated Credit Agreement dated April 23, 2014, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on February 25, 2015††

*31.1	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

*31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

***32.1	Certifications by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

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

CLAYTON WILLIAMS ENERGY, INC.

Date:	May 4, 2015	By:	/s/ Mel G. Riggs
Mel G. Riggs
President

Date:	May 4, 2015	By:	/s/ Michael L. Pollard
Michael L. Pollard
Senior Vice President - Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibits
**2.1
Agreement and Plan of Merger among Clayton Williams Energy, Inc. and Southwest Royalties, Inc. dated May 3, 2004, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on June 3, 2004

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

**10.1	Amendment No. 2 to Third Amended and Restated Credit Agreement dated April 23, 2014, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on February 25, 2015††

*31.1	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

*31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

***32.1	Certifications by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*                       Filed herewith.
**                Incorporated by reference to the filing indicated.
***         Furnished herewith.
††                Filed under our Commission File No. 001-10924.