Form 10-Q
period 2015-09-30
CLAYTON WILLIAMS ENERGY INC /DE
filed 2015-11-09
CIK 880115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

There were 12,169,536 shares of Common Stock, $.10 par value, of the registrant outstanding as of November 3, 2015.

CLAYTON WILLIAMS ENERGY, INC.

PART I.  FINANCIAL INFORMATION

Item 1 -	Financial Statements

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands) ASSETS

	September 30, 2015	December 31, 2014
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$8,742	$28,016
Accounts receivable:
Oil and gas sales	21,418	36,526
Joint interest and other, net of allowance for doubtful accounts of $2,374 at September 30, 2015 and $1,204 at December 31, 2014	4,436	14,550
Affiliates	237	322
Inventory	35,865	42,087
Deferred income taxes	8,452	6,911
Fair value of derivatives	5,846	—
Prepaids and other	3,743	4,208
	88,739	132,620
PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	2,591,408	2,684,913
Pipelines and other midstream facilities	59,880	59,542
Contract drilling equipment	123,876	122,751
Other	20,307	20,915
	2,795,471	2,888,121
Less accumulated depreciation, depletion and amortization	(1,511,164)	(1,539,237)
Property and equipment, net	1,284,307	1,348,884

OTHER ASSETS
Debt issue costs, net	10,593	12,712
Investments and other	16,011	16,669
	26,604	29,381
	$1,399,650	$1,510,885

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands) LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2015	December 31, 2014
	(Unaudited)
CURRENT LIABILITIES
Accounts payable:
Trade	$31,186	$93,650
Oil and gas sales	25,936	41,328
Affiliates	266	717
Accrued liabilities and other	30,137	20,658
	87,525	156,353
NON-CURRENT LIABILITIES
Long-term debt	749,743	704,696
Deferred income taxes	138,435	164,599
Asset retirement obligations	48,279	45,697
Deferred revenue from volumetric production payment	5,755	23,129
Accrued compensation under non-equity award plans	22,720	17,866
Other	386	751
	965,318	956,738
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share, authorized — 3,000,000 shares; none issued	—	—
Common stock, par value $.10 per share, authorized — 30,000,000 shares; issued and outstanding — 12,169,536 shares at September 30, 2015 and December 31, 2014	1,216	1,216
Additional paid-in capital	152,686	152,686
Retained earnings	192,905	243,892
	346,807	397,794
	$1,399,650	$1,510,885

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited) (In thousands, except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES
Oil and gas sales	$51,307	$107,480	$178,539	$331,369
Midstream services	1,500	1,883	4,714	5,336
Drilling rig services	—	7,066	23	22,438
Other operating revenues	1,774	2,854	8,678	14,640
Total revenues	54,581	119,283	191,954	373,783
COSTS AND EXPENSES
Production	20,665	25,927	67,188	77,006
Exploration:
Abandonments and impairments	874	2,026	5,005	8,752
Seismic and other	239	247	1,210	1,955
Midstream services	406	624	1,339	1,648
Drilling rig services	922	4,630	4,418	14,968
Depreciation, depletion and amortization	36,861	37,037	121,636	112,242
Impairment of property and equipment	3,089	—	5,620	3,406
Accretion of asset retirement obligations	1,001	936	2,936	2,723
General and administrative	4,631	811	25,102	33,980
Other operating expenses	5,632	1,480	8,479	2,220
Total costs and expenses	74,320	73,718	242,933	258,900
Operating income (loss)	(19,739)	45,565	(50,979)	114,883
OTHER INCOME (EXPENSE)
Interest expense	(13,565)	(12,609)	(40,451)	(37,975)
Gain (loss) on derivatives	18,099	9,650	10,431	(3,715)
Other	743	385	2,307	2,274
Total other income (expense)	5,277	(2,574)	(27,713)	(39,416)
Income (loss) before income taxes	(14,462)	42,991	(78,692)	75,467
Income tax (expense) benefit	5,039	(15,562)	27,705	(27,319)
NET INCOME (LOSS)	$(9,423)	$27,429	$(50,987)	$48,148
Net income (loss) per common share:
Basic	$(0.77)	$2.25	$(4.19)	$3.96
Diluted	$(0.77)	$2.25	$(4.19)	$3.96
Weighted average common shares outstanding:
Basic	12,170	12,166	12,170	12,166
Diluted	12,170	12,166	12,170	12,166

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited) (In thousands)

	Common Stock		Additional		Total
	No. of	Par	Paid-In	Retained	Stockholders’
	Shares	Value	Capital	Earnings	Equity
BALANCE,
December 31, 2014	12,170	$1,216	$152,686	$243,892	$397,794
Net loss	—	—	—	(50,987)	(50,987)
BALANCE,
September 30, 2015	12,170	$1,216	$152,686	$192,905	$346,807

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(50,987)	$48,148
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	121,636	112,242
Impairment of property and equipment	5,620	3,406
Abandonments and impairments	5,005	8,752
Gain on sales of assets and impairment of inventory, net	(835)	(9,069)
Deferred income tax expense (benefit)	(27,705)	27,319
Non-cash employee compensation	4,405	9,979
(Gain) loss on derivatives	(10,431)	3,715
Cash settlements of derivatives	4,585	(4,777)
Accretion of asset retirement obligations	2,936	2,723
Amortization of debt issue costs and original issue discount	2,241	2,329
Amortization of deferred revenue from volumetric production payment	(5,181)	(5,855)
Other	669	—
Changes in operating working capital:
Accounts receivable	25,307	(1,434)
Accounts payable	(32,057)	3,539
Other	9,788	10,728
Net cash provided by operating activities	54,996	211,745
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(155,680)	(311,968)
Proceeds from volumetric production payment	1,510	810
Termination of volumetric production payment	(13,703)	—
Proceeds from sales of assets	47,484	104,634
Decrease in equipment inventory	1,130	9,655
Other	(11)	(325)
Net cash used in investing activities	(119,270)	(197,194)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	45,000	29,522
Repayments of long-term debt	—	(40,000)
Proceeds from exercise of stock options	—	130
Net cash provided by (used in) financing activities	45,000	(10,348)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,274)	4,203
CASH AND CASH EQUIVALENTS
Beginning of period	28,016	26,623
End of period	$8,742	$30,826
SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$26,993	$23,929
Cash paid for income taxes	$227	$1,600
The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

1.	Nature of Operations

Clayton Williams Energy, Inc., a Delaware corporation, is an independent oil and gas company engaged in the exploration for and development and production of oil and natural gas primarily in its core areas in Texas and New Mexico.  Unless the context otherwise requires, references to “CWEI” mean Clayton Williams Energy, Inc., the parent company, and references to the “Company,” “we,” “us” or “our” mean Clayton Williams Energy, Inc. and its consolidated subsidiaries.  Clayton W. Williams, Jr., our Chairman of the Board and Chief Executive Officer, beneficially owns, either individually or through his affiliates, 25.5% of the outstanding shares of our common stock. In addition, The Williams Children’s Partnership, Ltd. (“WCPL”), a limited partnership of which Mr. Williams’ adult children are the limited partners, owns an additional 25.1% of the outstanding shares of our common stock. Mel G. Riggs, our President, is the sole general partner of WCPL and has the power to vote or direct the voting of the shares held by WCPL.

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

In the opinion of management, our unaudited consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 include all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation in accordance with GAAP.  These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. An entity is required to apply ASU 2015-03 for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. An entity should apply ASU 2015-03 on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). We currently present debt issuance costs on the balance sheet as an asset. As of September 30, 2015, we had $10.6 million of debt issuance costs, which under this standard would be reclassified from an asset to a direct deduction to the related debt liability.

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

3.	Long-Term Debt

Long-term debt consists of the following:

	September 30, 2015	December 31, 2014

	(In thousands)
7.75% Senior Notes due 2019, net of unamortized original issue discount of $257 at September 30, 2015 and $304 at December 31, 2014	$599,743	$599,696
Revolving credit facility, due April 2019(a)	150,000	105,000
	$749,743	$704,696
_______

(a)	Renewed and extended in April 2014.

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

The Indenture contains covenants that restrict our ability to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the 2019 Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant provides that, with certain exceptions, we may incur indebtedness if the ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) exceeds 2.25 times.  While we met this ratio as of September 30, 2015, if we do not

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

meet this ratio in the future, in order to borrow under our revolving credit facility or make other borrowings, we expect to rely primarily on a covenant provision permitting the incurrence of indebtedness under a Credit Facility (as defined in the Indenture) in an aggregate principal amount at any time outstanding not to exceed the greater of (a) $500 million and (b) 30% of Adjusted Consolidated Net Tangible Assets (as defined in the Indenture). These covenants are subject to a number of additional important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at September 30, 2015 and December 31, 2014.

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

The borrowing base under the credit facility was $600 million at December 31, 2014 and was decreased in February 2015 to $500 million. In November 2015, the borrowing base and aggregate lender commitment was reduced from $500 million to $450 million. At September 30, 2015, we had $150 million of borrowings outstanding on the credit facility, leaving $348.1 million available after allowing for outstanding letters of credit totaling $1.9 million.

The credit facility is collateralized primarily by 80% or more (amended to 90% or more as of November 2015) of the adjusted engineered value (as defined in the credit facility) of our oil and gas interests evaluated in determining the borrowing base.  The obligations under the credit facility are guaranteed by each of CWEI’s material domestic subsidiaries except for CWEI Andrews Properties, GP, LLC (see Note 17).

At our election, annual interest rates under the credit facility are determined by reference to (1) LIBOR plus an applicable LIBOR margin or (2) if an alternate base rate loan, the greatest of (A) the prime rate, (B) the federal funds rate plus 0.50%, or (C) one-month LIBOR plus 1%, plus an applicable base rate margin. The LIBOR margin ranges between 1.75% and 2.75% per year (as amended in February 2015), and the base rate margin ranges between 0.75% and 1.75% per year (as amended in February 2015).  We also pay a commitment fee on the unused portion of the credit facility at an applicable margin that ranges between 0.375% and 0.50% per year.  Applicable margins are based on actual borrowings outstanding as a percentage of the borrowing base.  Interest and fees are payable no less often than quarterly.  The effective annual interest rate on borrowings under the credit facility, excluding bank fees and amortization of debt issue costs, for the nine months ended September 30, 2015 was 2.2%.

The credit facility also contains various covenants and restrictive provisions that may, among other things, limit our ability to sell assets, incur additional indebtedness, make investments or loans and create liens.  One such covenant requires that we maintain a ratio of consolidated current assets to consolidated current liabilities of at least 1 to 1.  Another financial covenant is a consolidated leverage ratio that limits our consolidated indebtedness to consolidated EBITDAX (determined as of the end of each fiscal quarter for the then most-recently ended four fiscal quarters) from being greater than 4 to 1.  In February 2015, the credit facility was amended to temporarily replace the consolidated leverage ratio covenant with a consolidated senior debt leverage ratio covenant, which may be no greater than 2.5 times consolidated EBITDAX, and to add a consolidated interest coverage ratio covenant to be no less than 1.5 times consolidated EBITDAX. These temporary amendments applied to each of the quarterly periods from January 1, 2015 through June 30, 2016. In November 2015, these temporary amendments were extended through the fourth quarter of 2017, after which the original ratios would be reinstated. The computations of consolidated current assets, current liabilities, EBITDAX, indebtedness and interest are defined in the credit facility. At September 30, 2015, our consolidated senior debt leverage ratio was 1.0 times consolidated EBITDAX and our consolidated interest coverage ratio was 2.8 times consolidated EBITDAX.  We were in compliance with all financial and non-financial covenants at September 30, 2015 and December 31, 2014.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Sales of Assets

In September 2015, we sold our interests in selected leases in South Louisiana for $11.8 million subject to customary closing adjustments.

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

The following table reflects the changes in ARO during the nine months ended September 30, 2015 and the year ended December 31, 2014:

	September 30, 2015	December 31, 2014

	(In thousands)
Beginning of period	$45,697	$49,981
Additional ARO from new properties	354	1,209
Sales or abandonments of properties	(3,764)	(5,246)
Accretion expense	2,936	3,662
Revisions of previous estimates	3,056	(3,909)
End of period	$48,279	$45,697

6.	Deferred Revenue from Volumetric Production Payment

In March 2012, Southwest Royalties, Inc. (“SWR”), a wholly owned subsidiary of CWEI, completed the mergers of each of the 24 limited partnerships of which SWR was the general partner, into SWR, with SWR continuing as the surviving entity in the mergers. To obtain the funds to finance the aggregate merger consideration, SWR entered into a volumetric production payment (“VPP”) with a third party for upfront cash proceeds of $44.4 million and deferred future advances aggregating $4.7 million. Under the terms of the VPP, SWR conveyed to the third party a term overriding royalty interest covering approximately 725 MBOE of estimated future oil and gas production from certain properties derived from the mergers. The scheduled volumes under the VPP related to production months from March 2012 through December 2019 and were delivered to, or sold on behalf of, the third

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

party free of all costs associated with the production and development of the underlying properties. Once the scheduled volumes were delivered to the third party, the term overriding royalty interest would terminate. SWR retained the obligation to prudently operate and produce the properties during the term of the VPP, and the third party assumed all risks associated with product prices. As a result, the VPP was accounted for as a sale of reserves, with the sales proceeds being deferred and amortized into oil and gas sales as the scheduled volumes were produced. The net proceeds from the VPP were recorded as a non-current liability in the consolidated balance sheets.  Deferred revenue from the VPP was amortized over the life of the VPP and recognized in oil and gas sales in the consolidated statements of operations and comprehensive income (loss). In August 2015, we terminated the VPP covering 277 MBOE of oil and gas production from August 2015 through December 2019 for $13.7 million. The termination of the VPP was accounted for as a repurchase of reserves, with the repurchase price offsetting the non-current liability and the balance of the remaining non-current liability amortized over the original term of the VPP and recognized in oil and gas sales in the consolidated statements of operations and comprehensive income (loss). As of September 30, 2015, we have no further obligations under the VPP.

The following table reflects the changes in the deferred revenue during the nine months ended September 30, 2015 and the year ended December 31, 2014:

	September 30, 2015	December 31, 2014

	(In thousands)
Beginning of period	$23,129	$29,770
Deferred revenue from VPP	1,510	1,067
Amortization of deferred revenue from VPP	(5,181)	(7,708)
Termination of VPP	(13,703)	—
End of period	$5,755	$23,129

7.	Compensation Plans

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

The Compensation Committee has also adopted an APO reward plan (the “APO Reward Plan”) which offers eligible officers, key employees and consultants the opportunity to receive bonus payments that are based on certain profits derived from a portion of our working interest in specified areas where we are conducting drilling and production enhancement operations.  The wells subject to the APO Reward Plan are not included in the APO Incentive Plan.  Likewise, wells included in the APO Incentive Plan are not included in the APO Reward Plan.  Although conceptually similar to the APO Incentive Plan, the APO Reward Plan is a compensatory bonus plan through which we pay participants a bonus equal to a portion of the APO cash flows received by us from our working interest in wells in a specified area.  Unlike the APO Incentive Plan, however, participants in the APO Reward Plan are not immediately vested in all future amounts payable under the plan.  To date, we have granted awards under the APO Reward Plan in 15 specified areas, each of which established a quarterly bonus amount equal to 7% or 10% of the APO cash flow from wells drilled or recompleted in the respective areas after the effective date set forth in each plan, which dates range from January 1, 2007 to June 11, 2014.  Of these 15 awards, 12 awards are fully vested and three awards will fully vest on June 23, 2016.

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

We recognize compensation expense related to the APO Partnerships based on the estimated value of economic interests conveyed to the participants. Estimated compensation expense applicable to the APO Reward Plan and SWR Reward Plan is recognized over the applicable vesting periods, which range from two years to five years. Compensation expense related to non-equity award plans for the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014 were $(2) million and $(5.7) million, $6.6 million and $12.4 million, respectively. Credits to expense resulted from the reversal of previously accrued compensation expense attributable to changes in estimates of future compensation expense.

Accrued compensation under non-equity award plans is reflected in the accompanying consolidated balance sheets as detailed in the following schedule:

	September 30, 2015	December 31, 2014

	(In thousands)
Current liabilities:
Accrued liabilities and other	$1,865	$2,317
Non-current liabilities:
Accrued compensation under non-equity award plans	22,720	17,866
Total accrued compensation under non-equity award plans	$24,585	$20,183

8.	Derivatives

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to September 30, 2015.  The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps

	Oil
	MBbls	Price
Production Period:
4th Quarter 2015	592	$55.65
	592

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of our commodity derivatives.  As of September 30, 2015, a $1 per barrel change in the price of oil would change the fair value of our commodity derivatives by approximately $0.6 million.

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

Effect of Derivative Instruments on the Consolidated Balance Sheets

Fair Value of Derivative Instruments as of September 30, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives not designated as hedging instruments:
Commodity derivatives	Fair value of derivatives:		Fair value of derivatives:
	Current	$5,846	Current	$—
	Non-current	—	Non-current	—
Total		$5,846		$—

Fair Value of Derivative Instruments as of December 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives not designated as hedging instruments:
Commodity derivatives	Fair value of derivatives:		Fair value of derivatives:
	Current	$—	Current	$—
	Non-current	—	Non-current	—
Total		$—		$—

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gross to Net Presentation Reconciliation of Derivative Assets and Liabilities

	September 30, 2015
	Assets	Liabilities
	(In thousands)
Fair value of derivatives — gross presentation	$5,846	$—
Effects of netting arrangements	—	—
Fair value of derivatives — net presentation	$5,846	$—

December 31, 2014
	Assets	Liabilities
(In thousands)
Fair value of derivatives — gross presentation	$—	$—
Effects of netting arrangements	—	—
Fair value of derivatives — net presentation	$—	$—

Our derivative contracts are with JPMorgan Chase Bank, N.A. We have elected to net the outstanding positions with this counterparty between current and non-current assets or liabilities since we have the right to settle these positions on a net basis.

Effect of Derivative Instruments Recognized in Earnings on the Consolidated Statements of Operations and Comprehensive Income (Loss)

	Amount of Gain or (Loss) Recognized in Earnings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Location of Gain or (Loss) Recognized in Earnings	2015	2014	2015	2014
	(In thousands)		(In thousands)
Derivatives not designated as hedging instruments:
Commodity derivatives:
Other income (expense) -
Gain (loss) on derivatives	$18,099	$9,650	$10,431	$(3,715)
Total	$18,099	$9,650	$10,431	$(3,715)

9.	Fair Value of Financial Instruments

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

The financial assets and liabilities measured on a recurring basis at September 30, 2015 and December 31, 2014 were commodity derivatives.  The fair value of all derivative contracts is reflected on the consolidated balance sheet as detailed in the following schedule:

	September 30, 2015	December 31, 2014

	Significant Other
	Observable Inputs
Description	(Level 2)
	(In thousands)
Assets:
Fair value of commodity derivatives	$5,846	$—
Total assets	$5,846	$—
Liabilities:
Fair value of commodity derivatives	$—	$—
Total liabilities	$—	$—

Fair Value of Other Financial Instruments

We estimate the fair value of our 2019 Senior Notes using quoted market prices (Level 1 inputs). Fair value is compared to the carrying value in the table below:

	September 30, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
Description	Amount	Fair Value	Amount	Fair Value
(In thousands)
7.75% Senior Notes due 2019	$599,743	$508,500	$599,696	$510,000

10.	Income Taxes

Our effective federal and state income tax rate for the nine months ended September 30, 2015 of 35.2% differed from the statutory federal rate of 35% due primarily to increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

We file federal income tax returns with the United States Internal Revenue Service and state income tax returns in various state tax jurisdictions.  Our tax returns for fiscal years after 2011 currently remain subject to examination by appropriate taxing authorities.  None of our income tax returns are under examination at this time.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Other Operating Revenues and Expenses

Other operating revenues and expenses for the three and nine months ended September 30, 2015 and September 30, 2014 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

	(In thousands)		(In thousands)
Other operating revenues:
Gain on sales of assets	$1,774	$1,080	$8,655	$11,289
Marketing revenue	—	1,774	23	3,351
Total other operating revenues	$1,774	$2,854	$8,678	$14,640
Other operating expenses:
Loss on sales of assets	$345	$1,480	$410	$2,210
Marketing expense	445	—	660	—
Impairment of inventory	4,842	—	7,409	10
Total other operating expenses	$5,632	$1,480	$8,479	$2,220

During the three months ended September 30, 2015, gain on sales of assets included the sale of selected leases in South Louisiana in September 2015. During the nine months ended September 30, 2015, gain on sales of assets included the sale of selected leases in South Louisiana in September 2015, the release of sales proceeds previously held in escrow pending resolution of title requirements associated with the sale of certain non-core Austin Chalk/Eagle Ford assets sold in March 2014, the sale of leases in Oklahoma in May and June 2015 and the sale of selected wells in Martin and Yoakum Counties, Texas in March 2015(see Note 4).

During the three months ended September 30, 2014, gain on sales of assets included a gain of $0.8 million on the sale of certain non-core Reeves County, Texas assets in July 2014 and loss on sales of assets included a loss of $0.8 million related to post-closing adjustments related to the sale of the Austin Chalk/Eagle Ford assets sold in March 2014. During the nine months ended September 30, 2014, gain on sales of assets included the sale of certain non-core Austin Chalk/Eagle Ford assets in March 2014 and the sale of a property in Ward County, Texas in February 2014 (see Note 4).

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

In June 2012, we cancelled an $11 million note receivable in exchange for a 7.66% non-controlling membership interest in Dalea Investment Group, LLC (“Dalea”), an international oilfield services company formed in March 2012.  Since the membership interests in Dalea are privately-held and are not traded in an active market, our investment in Dalea was initially carried at cost of $11 million.  As of September 30, 2015, we have performed a qualitative assessment based on the difference between the carrying value and the estimated fair value of our investment. We estimated the fair value of our investment by comparing our interest of the equity in Dalea to our carrying value at September 30, 2015 and December 31, 2014. In comparing the estimated fair value to our carrying value at September 30, 2015, we recorded a $0.5 million impairment on our investment in Dalea for the three months ended September 30, 2015, none for the three months ended September 30, 2014, $1.4 million for the nine months ended September 30, 2015 and none for the nine months ended September 30, 2014. As of September 30, 2015, our investment in Dalea was carried at $9.6 million compared to $11 million at December 31, 2014. We categorize the measurement of fair value of this investment as a Level 3 input.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Costs of Oil and Gas Properties

The following table sets forth the net capitalized costs for oil and gas properties as of September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014

	(In thousands)
Proved properties	$2,534,134	$2,585,279
Unproved properties	57,274	99,634
Total capitalized costs	2,591,408	2,684,913
Accumulated depletion	(1,391,112)	(1,430,699)
Net capitalized costs	$1,200,296	$1,254,214

14.                   Commitments and Contingencies

Legal Proceedings

SWR is a defendant in a suit filed in April 2011 in the Circuit Court of Union County, Arkansas where the plaintiffs initially sought in excess of $8 million for the costs of environmental remediation to a lease on which operations were commenced in the 1930s. In June 2013, the plaintiffs, SWR and the remaining defendants agreed to a settlement of $0.8 million, of which SWR would pay $0.7 million. To accomplish the settlement, the case was converted to a class action, and each member of the class was offered the right to either participate or opt out of the class and continue a separate action for damages. One plaintiff opted out and will be subject to all previous rulings of the court, including an order dismissing certain claims on the basis that such claims were time barred. A loss on settlement of $0.7 million was recorded for the year ended December 31, 2013 in connection with this proposed settlement. The settlement was entered by the Court on December 19, 2014, and all settlement funds were paid to plaintiffs’ counsel in January 2015. The case by the single remaining plaintiff continues.

In February 2012, BMT O&G TX, L.P. filed a suit in the 143rd Judicial District in Reeves County, Texas to terminate a lease under our farm-in agreement with Chesapeake Exploration, L.L.C. (“Chesapeake”). Plaintiffs are the lessors and claim a breach of the lease which they allege gives rise to termination of the lease. CWEI denies a breach and argues in the alternative that (i) any breach was cured in accordance with the lease and (ii) a breach will not give rise to lease termination. In October 2013, a judge ruled that CWEI and Chesapeake are jointly and severally liable for damages to plaintiffs in the amount of approximately $2.9 million and attorney fees of $0.8 million. A loss of $1.4 million was recorded for the year ended December 31, 2013 in connection with the judgment. CWEI appealed the judgment and on July 8, 2015, the El Paso Court of Appeals reversed the trial court judgment in its entirety and rendered judgment that Plaintiffs take nothing on all claims against CWEI and Chesapeake.  Plaintiffs have commenced an appeal of the Court of Appeals’ decision to the Texas Supreme Court.

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

We impair our long-lived assets, including oil and gas properties and contract drilling equipment, when estimated undiscounted future net cash flows of an asset are less than its carrying value.  The amount of any such impairment is recognized based on the difference between the carrying value and the estimated fair value of the asset.  We categorize the measurement of fair value of these assets as Level 3 inputs.  We estimate the fair value of the impaired property by applying weighting factors to fair values determined under three different methods: (1) discounted cash flow method; (2) flowing daily production method; and (3) proved reserves per BOE method. We then assign applicable weighting factors based on the relevant facts and circumstances.  We utilize all three methods when that information is available, or if not will utilize the discounted cash flow method. We recorded a provision for impairment of proved properties of $3.1 million for the three months ended September 30, 2015 and none for the three months ended September 30, 2014. We recorded a provision for impairment of proved properties of $5.6 million for the nine months ended September 30, 2015 and $3.4 million for the nine months ended September 30, 2014. The provision for the three months ended September 30, 2015 was related to the write-down of certain non-core properties located in the Permian Basin and California to their estimated fair value. The provision for the nine months ended September 30, 2015 was related to the write-down of certain non-core properties located in the Permian Basin, California and South Louisiana to their estimated fair value. The provision for the nine months ended September 30, 2014 was related to the write-down of certain non-operated properties located in North Dakota to their estimated fair value.

Unproved properties are nonproducing and do not have estimable cash flow streams. Therefore, we estimate the fair value of individually significant prospects by obtaining, when available, information about recent market transactions in the vicinity of the prospects and adjust the market data as needed to give consideration to the proximity of the prospects to known fields and reservoirs, the extent of geological and geophysical data on the prospects, the remaining terms of leases holding the acreage in the prospects, recent drilling results in the vicinity of the prospects, and other risk-related factors such as drilling and completion costs, estimated product prices and other economic factors. Individually insignificant prospects are grouped and impaired based on remaining lease terms and our historical experience with similar prospects. Based on the assessments previously discussed, we will impair our unproved oil and gas properties when we determine that a prospect’s carrying value exceeds its estimated fair value. We categorize the measurement of fair value of unproved properties as Level 3 inputs. We recorded provisions for impairment of unproved properties aggregating $0.3 million for the three months ended September 30, 2015, $0.9 million for the three months ended September 30, 2014, $2.7 million for the nine months ended September 30, 2015 and $5.9 million for the nine months ended September 30, 2014, and charged these impairments to abandonments and impairments in the accompanying consolidated statements of operations and comprehensive income (loss).

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Segment Information

We have two reportable operating segments, which are (1) oil and gas exploration and production and (2) contract drilling services. The following tables present selected financial information regarding our operating segments for the three and nine months ended September 30, 2015 and 2014:

For the Three Months Ended
September 30, 2015
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total
Revenues	$54,571	$1,606	$(1,596)	$54,581
Depreciation, depletion and amortization (a)	37,091	3,196	(337)	39,950
Other operating expenses (b)	32,441	3,126	(1,197)	34,370
Interest expense	13,565	—	—	13,565
Other (income) expense	(19,337)	495	—	(18,842)
Income (loss) before income taxes	(9,189)	(5,211)	(62)	(14,462)
Income tax (expense) benefit	3,215	1,824	—	5,039
Net income (loss)	$(5,974)	$(3,387)	$(62)	$(9,423)
Total assets	$1,391,017	$52,363	$(43,730)	$1,399,650
Additions to property and equipment	$28,005	$460	$(62)	$28,403

For the Nine Months Ended
September 30, 2015
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total
Revenues	$191,873	$2,328	$(2,247)	$191,954
Depreciation, depletion and amortization (a)	118,090	9,606	(440)	127,256
Other operating expenses (b)	110,118	7,610	(2,051)	115,677
Interest expense	40,451	—	—	40,451
Other (income) expense	(14,155)	1,417	—	(12,738)
Income (loss) before income taxes	(62,631)	(16,305)	244	(78,692)
Income tax (expense) benefit	21,998	5,707	—	27,705
Net income (loss)	$(40,633)	$(10,598)	$244	$(50,987)
Total assets	$1,391,017	$52,363	$(43,730)	$1,399,650
Additions to property and equipment	$105,742	$1,202	$244	$107,188

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended
September 30, 2014
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total
Revenues	$112,571	$16,155	$(9,443)	$119,283
Depreciation, depletion and amortization (a)	34,758	3,416	(1,137)	37,037
Other operating expenses (b)	31,982	10,867	(6,168)	36,681
Interest expense	12,609	—	—	12,609
Other (income) expense	(10,035)	—	—	(10,035)
Income (loss) before income taxes	43,257	1,872	(2,138)	42,991
Income tax (expense) benefit	(14,907)	(655)	—	(15,562)
Net income (loss)	$28,350	$1,217	$(2,138)	$27,429
Total assets	$1,420,998	$66,555	$(37,007)	$1,450,546
Additions to property and equipment	$112,135	$7,315	$(2,138)	$117,312

For the Nine Months Ended
September 30, 2014
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total
Revenues	$351,694	$44,817	$(22,728)	$373,783
Depreciation, depletion and amortization (a)	108,473	10,004	(2,829)	115,648
Other operating expenses (b)	128,032	31,795	(16,575)	143,252
Interest expense	37,975	—	—	37,975
Other (income) expense	1,441	—	—	1,441
Income (loss) before income taxes	75,773	3,018	(3,324)	75,467
Income tax (expense) benefit	(26,263)	(1,056)	—	(27,319)
Net income (loss)	$49,510	$1,962	$(3,324)	$48,148
Total assets	$1,420,998	$66,555	$(37,007)	$1,450,546
Additions to property and equipment	$289,914	$20,181	$(3,324)	$306,771
_______

(a)	Includes impairment of property and equipment.

(b)	Includes the following expenses: production, exploration, midstream services, drilling rig services, accretion of ARO, general and administrative and other operating expenses.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Guarantor Financial Information

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

The financial information which follows sets forth our condensed consolidating financial statements as of and for the periods indicated.

Condensed Consolidating Balance Sheet September 30, 2015 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Current assets	$122,340	$268,940	$824	$(303,365)	$88,739
Property and equipment, net	944,751	321,760	17,796	—	1,284,307
Investments in subsidiaries	346,785	—	—	(346,785)	—
Other assets	14,179	12,425	—	—	26,604
Total assets	$1,428,055	$603,125	$18,620	$(650,150)	$1,399,650
Current liabilities	$293,674	$97,816	$202	$(304,167)	$87,525
Non-current liabilities:
Long-term debt	749,743	—	—	—	749,743
Deferred income taxes	103,592	136,355	3,504	(105,016)	138,435
Other	40,057	36,835	248	—	77,140
	893,392	173,190	3,752	(105,016)	965,318
Equity	240,989	332,119	14,666	(240,967)	346,807
Total liabilities and equity	$1,428,055	$603,125	$18,620	$(650,150)	$1,399,650

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet December 31, 2014 (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Current assets	$153,373	$293,613	$546	$(314,912)	$132,620
Property and equipment, net	986,110	344,174	18,600	—	1,348,884
Investments in subsidiaries	359,777	—	—	(359,777)	—
Other assets	16,077	13,304	—	—	29,381
Total assets	$1,515,337	$651,091	$19,146	$(674,689)	$1,510,885
Current liabilities	$352,889	$113,746	$586	$(310,868)	$156,353
Non-current liabilities:
Long-term debt	704,696	—	—	—	704,696
Deferred income taxes	129,105	141,130	4,227	(109,863)	164,599
Other	36,671	50,591	181	—	87,443
	870,472	191,721	4,408	(109,863)	956,738
Equity	291,976	345,624	14,152	(253,958)	397,794
Total liabilities and equity	$1,515,337	$651,091	$19,146	$(674,689)	$1,510,885

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended September 30, 2015 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Total revenue	$39,500	$14,765	$316	$—	$54,581
Costs and expenses	52,630	21,133	557	—	74,320
Operating income (loss)	(13,130)	(6,368)	(241)	—	(19,739)
Other income (expense)	4,912	53	312	—	5,277
Equity in earnings of subsidiaries	(4,059)	—	—	4,059	—
Income tax (expense) benefit	2,854	2,210	(25)	—	5,039
Net income (loss)	$(9,423)	$(4,105)	$46	$4,059	$(9,423)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Nine Months Ended September 30, 2015 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Total revenue	$140,902	$49,906	$1,146	$—	$191,954
Costs and expenses	177,041	64,042	1,850	—	242,933
Operating income (loss)	(36,139)	(14,136)	(704)	—	(50,979)
Other income (expense)	(28,720)	(488)	1,495	—	(27,713)
Equity in earnings of subsidiaries	(8,991)	—	—	8,991	—
Income tax (expense) benefit	22,863	5,118	(276)	—	27,705
Net income (loss)	$(50,987)	$(9,506)	$515	$8,991	$(50,987)

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

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Total revenue	$257,182	$113,814	$2,787	$—	$373,783
Costs and expenses	179,479	77,682	1,739	—	258,900
Operating income (loss)	77,703	36,132	1,048	—	114,883
Other income (expense)	(41,249)	719	1,114	—	(39,416)
Equity in earnings of subsidiaries	25,358	—	—	(25,358)	—
Income tax (expense) benefit	(13,664)	(12,898)	(757)	—	(27,319)
Net income (loss)	$48,148	$23,953	$1,405	$(25,358)	$48,148

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2015 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Operating activities	$44,249	$9,330	$978	$439	$54,996
Investing activities	(101,921)	(16,741)	(169)	(439)	(119,270)
Financing activities	41,674	3,631	(305)	—	45,000
Net increase (decrease) in cash and cash equivalents	(15,998)	(3,780)	504	—	(19,274)
Cash at beginning of period	21,217	6,693	106	—	28,016
Cash at end of period	$5,219	$2,913	$610	$—	$8,742

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2014 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Operating activities	$136,661	$67,603	$4,652	$2,829	$211,745
Investing activities	(158,787)	(30,796)	(4,782)	(2,829)	(197,194)
Financing activities	26,873	(37,331)	110	—	(10,348)
Net increase (decrease) in cash and cash equivalents	4,747	(524)	(20)	—	4,203
Cash at beginning of period	19,693	6,886	44	—	26,623
Cash at end of period	$24,440	$6,362	$24	$—	$30,826

18.	Subsequent Events

We have evaluated events and transactions that occurred after the balance sheet date of September 30, 2015 and have determined that no other events or transactions have occurred that would require recognition in the consolidated financial statements or disclosures in these notes to the consolidated financial statements.

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

Forward-looking statements appear in a number of places and include statements with respect to, among other things:

•	estimates of our oil and gas reserves;

•	estimates of our future oil and gas production, including estimates of any increases or decreases in production;

•	planned capital expenditures and the availability of capital resources to fund those expenditures;

•	our outlook on oil and gas prices;

•	our outlook on domestic and worldwide economic conditions;

•	our access to capital and our anticipated liquidity;

•	our future business strategy and other plans and objectives for future operations, including any strategic alternatives to enhance shareholder value;

•	the impact of political and regulatory developments;

•	our assessment of counterparty risks and the ability of our counterparties to perform their future obligations;

•	estimates of the impact of new accounting pronouncements on earnings in future periods; and

•	our future financial condition or results of operations and our future revenues and expenses.

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

As previously discussed, should one or more of the risks or uncertainties described above or elsewhere in our Form 10-K for the year ended December 31, 2014 and in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We specifically disclaim all responsibility to publicly update or revise any forward-looking statements or any information contained in a forward-looking statement after the date made, whether as a result of new information, future events or otherwise, except as required by law.

All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

Overview

We are engaged in developmental drilling in two primary oil-prone regions, the Permian Basin and Giddings Area, where we have a significant inventory of developmental drilling opportunities.  During the nine months ended September 30, 2015, we spent $105.6 million on exploration and development activities.

Key Factors to Consider

The following summarizes the key factors considered by management in the review of our financial condition and operating performance for the third quarter of 2015 and the outlook for the remainder of 2015.

•
The downturn in commodity prices continues to have a significant impact on our business and results of operations. After resuming limited drilling activities in July 2015, we drilled two Eagle Ford wells and one Wolfcamp A well before temporarily suspending drilling operations in September 2015 due to another decline in commodity prices.

•
Oil and gas sales for the third quarter of 2015, excluding amortized deferred revenues, decreased $55 million, or 52%, from the third quarter of 2014.  Price variances accounted for a $54.2 million decrease and production variances accounted for a $0.8 million decrease. Average realized oil prices were $43.26 per barrel in the third quarter of 2015 versus $90.73 per barrel in the third quarter of 2014, average realized gas prices were $2.71 per Mcf in the third quarter of 2015 versus $4.14 per Mcf in the third quarter of 2014 and average realized natural gas liquids (“NGL”) prices were $11.01 per barrel in the third quarter of 2015 versus $31.73 per barrel in the third quarter of 2014. Oil and gas sales in the third quarter of 2015 includes $0.8 million of amortized deferred revenue compared to $1.9 million in the third quarter of 2014 attributable to the volumetric production payment (“VPP”). In August 2015, we terminated the VPP covering 277 MBOE of oil and gas production from August 2015 through December 2019 for $13.7 million. Reported production and related average realized sales prices exclude volumes associated with the VPP through July 2015.

•
Oil, gas and NGL production per barrel of oil equivalent (“BOE”) decreased less than 1% in the third quarter of 2015 compared to the third quarter of 2014, with oil production decreasing 1% to 11,152 barrels per day, gas production increasing 6% to 17,283 Mcf per day and NGL production decreasing 1% to 1,543 barrels per day. Oil and NGL production accounted for approximately 82% of our total BOE production in the third quarter of 2015 versus 83% in the third quarter of 2014.

•
Production costs decreased $5.2 million, or 20%, for the third quarter of 2015 compared to the third quarter of 2014 due primarily to reductions in production taxes associated with a decrease in oil and gas sales. After giving effect to a less than 1% decrease in total production, production costs, excluding production taxes, averaged $12.68 per BOE in the third quarter of 2015 versus $14.19 per BOE in the third quarter of 2014.

•
We recorded an $18.1 million gain on derivatives in the third quarter of 2015 (including a $6.4 million gain on settled contracts).  For the same period in 2014, we recorded a $9.6 million gain on derivatives (net of a $0.2 million loss on settled contracts).  Since we do not presently designate our derivatives as cash flow hedges under applicable accounting standards, we recognize the full effect of changing prices on mark-to-market valuations as a current charge or credit to our results of operations.

•
Lower commodity prices negatively impacted our results of operations due to asset impairments. We recorded an impairment of proved properties of $3.1 million related primarily to non-core prospects in the Permian Basin. Also, we recorded a charge to other operating expenses for a mark-to-market valuation of our tubular inventory.

•
General and administrative (“G&A”) expenses were $4.6 million in the third quarter of 2015 compared to $0.8 million in the third quarter of 2014.  Changes in compensation expense attributable to our APO Reward Plans accounted for a net increase of $3.7 million ($2 million credit in the third quarter of 2015 versus $5.7 million credit in the third quarter of 2014). The credit in the third quarter of 2015 and 2014 resulted from reversals of previously accrued compensation due primarily to lower product prices.

On October 14, 2015, we announced that our Board of Directors has initiated a review of strategic alternatives to enhance shareholder value and has engaged Goldman, Sachs & Co. to serve as its exclusive financial adviser in that process. Potential strategic alternatives to be considered during the review may include the sale of certain of our core assets, a recapitalization transaction or a merger. There can be no assurance that this review process will result in any transaction in the future.

Exploration and Development Activities

Overview

We have been committed to drilling primarily developmental oil wells in the Permian Basin and the Giddings Area.  We spent $105.6 million during the first nine months of 2015 on exploration and development activities and currently plan to spend an additional $16.3 million on similar activities during the remainder of 2015. Our actual expenditures during 2015 may vary significantly from these estimates since our plans for exploration and development activities may change during the year. Factors such as changes in commodity prices, operating margins, the availability of capital resources, drilling results and other factors could increase or decrease our actual expenditures during 2015.

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

We spent $44.9 million in the Permian Basin during the nine months ended September 30, 2015 on drilling and completion activities and $9.4 million on leasing and seismic activities.  We drilled and completed 5 gross (2.9 net) operated wells in the Permian Basin and conducted various remedial operations on other wells during the nine months ended September 30, 2015.  We currently plan to spend an additional $9.7 million on drilling and leasing activities in this area during the remainder of 2015.  Following is a discussion of our principal assets in the Permian Basin.

Delaware Basin

We currently hold approximately 64,000 net acres in the active Wolfbone resource play in the Delaware Basin, primarily in Reeves County, Texas. The Wolfbone resource play generally refers to the interval from the Bone Springs formation down through the Wolfcamp formation at depths typically found between 8,000 and 13,000 feet. A Wolfbone well generally refers to a vertical well completed in multiple intervals within these formations or a horizontal well being completed in an interval within such formations.  These Permian aged formations in the Delaware Basin are composed of limestone, sandstone and shale. Geology in the Delaware Basin consists of multiple stacked pay zones with both over-pressured and normal-pressured intervals.

We entered the Delaware Basin as a vertical play, but with encouraging results from our horizontal drilling, we shifted our emphasis to a horizontal program. Most of our horizontal drilling to date has targeted the Wolfcamp A shale interval in Reeves County, Texas with 25 Wolfcamp A wells currently on production. We also have four Wolfcamp C wells currently on production.

We spent approximately $32.6 million on drilling and completion activities and $9.3 million for leasing activities in the Wolfbone play during the nine months ended September 30, 2015.  We plan to spend an additional $6.4 million on drilling, completion and leasing activities in this area during the remainder of 2015.

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

Other Permian Basin

Approximately 33% of our third quarter 2015 oil and gas production was derived from wells in parts of the Permian Basin other than our Delaware Basin Wolfbone resource play. Many of these wells are located on the Central Basin Platform, geographically located between the Midland Basin and Delaware Basin, and produce from formations with conventional porosity such as the San Andres, Grayburg, Fusselman, Ellenburger and Yeso formations. A significant portion of our production in this area is derived from mature fields, several of which are in varying stages of secondary and/or tertiary recovery.

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

Austin Chalk

Approximately 45% of our existing production in the Giddings Area is derived from the Austin Chalk formation, an upper Cretaceous geologic formation in the Gulf Coast region of the United States that stretches across numerous fields in Texas and Louisiana.  The Austin Chalk formation is generally encountered at depths of 5,500 to 7,000 feet.  Horizontal drilling is the primary technique used in the Austin Chalk formation to enhance productivity.  Most of our wells in this area were drilled as horizontal wells, many with multiple laterals in different producing horizons, including the Austin Chalk, Buda and Georgetown formations in East Central Texas.

Eagle Ford Shale

Our horizontal Eagle Ford Shale play is concentrated in the northern portion of our legacy Austin Chalk acreage block in Robertson, Burleson and Lee Counties, Texas. In this area, we currently have 44 horizontal Eagle Ford Shale wells on production. During the nine months ended September 30, 2015, we spent approximately $31.6 million on drilling and completion activities and $10.4 million for leasing activities primarily in the Eagle Ford Shale Area, and we currently plan to spend an additional $6.2 million on drilling and completion activities and leasing in this area during the remainder of 2015.

Other

We spent $9.3 million during the nine months ended September 30, 2015 on drilling and completion operations and leasing activities in other regions, including South Louisiana, Oklahoma and California.
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

Desta Drilling

Through our wholly owned subsidiary, Desta Drilling, L.P. (“Desta Drilling”), we operate 14 drilling rigs, 12 of which we own and two of which we lease from others under long-term contracts.  We believe that owning and operating our own rigs helps us control our cost structure while providing us flexibility to take advantage of drilling opportunities on a timely basis.  The Desta Drilling rigs are primarily reserved for our use, but are available to conduct contract drilling operations for third parties.  As of October 28, 2015, we were using one of our rigs to drill one Austin Chalk well that will be idle after drilling the well and the remaining 13 rigs were idle.

Known Trends and Uncertainties

Developmental drilling programs are very sensitive to oil prices and drilling costs.  The dramatic downturn in oil prices that began late in 2014 reduced operating margins to unacceptable levels, forcing us to temporarily suspend drilling operations in both of our core resource plays early in 2015. We have taken steps to significantly reduce our drilling and completion costs, lower our operating costs and reduce our general and administrative expenses. In February 2015, we entered into a commodity swap covering 592 MBbls of oil production from October 2015 through December 2015 at a price of $55.65 per barrel. Oil prices briefly improved in the second quarter of 2015 to more than $60 per barrel, and we resumed drilling activities in our core areas with one rig in the Delaware Basin and one rig in the Eagle Ford Shale. Oil prices have since dropped below $50 per barrel. We temporarily suspended drilling operations in September 2015, however, we plan to closely monitor this low commodity price environment to measure the impact of a prolonged downturn on our long-term liquidity, financial position and results of operations.

In addition to reducing our incentive to drill new wells, the prolonged effects of lower oil prices and operating margins on our business are significant since they reduce our cash flow from operations and diminish the present value and volumes of our proved oil and gas reserves. These factors have an adverse effect on our ability to access the capital resources we need to grow our reserve base. See “- Liquidity and Capital Resources” for a discussion of our current liquidity status and availability of capital, including available borrowings under our revolving credit facility. If we continue our limited drilling plan over a significant period of time, or if our future access to capital resources is limited, we will also likely further delay our development of our proved undeveloped reserves or ultimately suspend such development, which could result in a significant reduction of such undeveloped reserves.

The following analysis is intended to illustrate the impact of lower commodities pricing on our proved reserves volumes. Applying the actual October 1, 2015 average benchmark commodities prices of $44.74 per barrel of oil and $2.47 per Mcf of natural gas to November 1, 2015 and December 1, 2015, we forecast that the benchmark 12-month average price applicable to year-end 2015 proved reserves under the rules of the Securities and Exchange Commission (“SEC”) would decrease to $50.37 per barrel of oil and $2.66 per Mcf of natural gas as compared to $94.99 per barrel of oil and $4.35 per Mcf of natural gas for year-end 2014. If such pricing was used in determining our proved reserves as of December 31, 2014 and without regard to cost savings, reserve additions or other further revisions to reserves other than as a result of such pricing changes, our proved reserves as of December 31, 2015, excluding volumes sold in place during 2015, would decrease approximately 36.1 MMBOE, primarily as a result of the loss of proved undeveloped locations and tail-end volumes that would not be economically producible at such lower prices. We have achieved significant drilling and lease operating cost savings in 2015, which will temper the effect of these lower prices. Our proved reserves estimates as of December 31, 2015 and their estimated discounted value and standardized measure will also be impacted by changes in lease operating costs, future development costs, production, exploration and development activities.

Supplemental Information

The following unaudited information is intended to supplement the consolidated financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Three Months Ended September 30,
	2015	2014
Oil and Gas Production Data:
Oil (MBbls)	1,026	1,040
Gas (MMcf)	1,590	1,500
Natural gas liquids (MBbls)	142	144
Total (MBOE)(a)	1,433	1,434
Total (BOE/d)	15,576	15,586

Average Realized Prices (b) (c):
Oil ($/Bbl)	$43.26	$90.73
Gas ($/Mcf)	$2.71	$4.14
Natural gas liquids ($/Bbl)	$11.01	$31.73

Gain (Loss) on Settled Derivative Contracts (c):
($ in thousands, except per unit)
Oil: Cash settlements received (paid)	$6,352	$(186)
Per unit produced ($/Bbl)	$6.19	$(0.18)

Average Daily Production:
Oil (Bbls):
Permian Basin Area:
Delaware Basin	3,175	2,990
Other	3,221	3,205
Austin Chalk	1,806	1,917
Eagle Ford Shale	2,634	2,716
Other	316	476
Total	11,152	11,304
Natural Gas (Mcf):
Permian Basin Area:
Delaware Basin	2,766	2,336
Other	6,771	6,795
Austin Chalk	1,708	1,754
Eagle Ford Shale	451	482
Other	5,587	4,937
Total	17,283	16,304
(Continued)

	Three Months Ended September 30,
	2015	2014
Natural Gas Liquids (Bbls):
Permian Basin Area:
Delaware Basin	408	451
Other	814	803
Austin Chalk	179	176
Eagle Ford Shale	121	95
Other	21	40
Total	1,543	1,565

BOE:
Permian Basin Area:
Delaware Basin	4,044	3,830
Other	5,164	5,141
Austin Chalk	2,270	2,385
Eagle Ford Shale	2,830	2,891
Other	1,268	1,339
Total	15,576	15,586

Exploration Costs (in thousands):
Abandonment and impairment costs:
South Louisiana	$336	$—
California	254	—
Oklahoma	228	1,361
Michigan	—	193
Other	56	472
Total	874	2,026
Seismic and other	239	247
Total exploration costs	$1,113	$2,273

Depreciation, Depletion and Amortization (in thousands):
Oil and gas depletion	$33,338	$34,105
Contract drilling depreciation	2,859	2,279
Other depreciation	664	653
Total depreciation, depletion and amortization	$36,861	$37,037

Oil and Gas Costs ($/BOE Produced):
Production costs	$14.42	$18.08
Production costs (excluding production taxes)	$12.68	$14.19
Oil and gas depletion	$23.26	$23.78

Net Wells Drilled (e):
Exploratory Wells	3.1	2.5
Developmental Wells	2.6	13.8
(Continued)

	Nine Months Ended September 30,
	2015	2014
Oil and Gas Production Data:
Oil (MBbls)	3,330	3,093
Gas (MMcf)	4,458	4,293
Natural gas liquids (MBbls)	418	434
Total (MBOE)(a)	4,491	4,243
Total (BOE/d)	16,451	15,541

Average Realized Prices (b) (c):
Oil ($/Bbl)	$46.93	$93.45
Gas ($/Mcf)	$2.65	$4.53
Natural gas liquids ($/Bbl)	$13.09	$34.35

Gain (Loss) on Settled Derivative Contracts (c):
($ in thousands, except per unit)
Oil: Cash settlements received (paid)	$4,585	$(4,777)
Per unit produced ($/Bbl)	$1.38	$(1.54)

Average Daily Production:
Oil (Bbls):
Permian Basin Area:
Delaware Basin	3,561	3,390
Other	3,141	3,325
Austin Chalk(d)	1,884	2,074
Eagle Ford Shale(d)	3,269	2,106
Other	343	435
Total	12,198	11,330
Natural Gas (Mcf):
Permian Basin Area:
Delaware Basin	3,036	2,690
Other	6,653	6,839
Austin Chalk(d)	1,737	1,786
Eagle Ford Shale(d)	540	362
Other	4,364	4,048
Total	16,330	15,725
(Continued)

	Nine Months Ended September 30,
	2015	2014
Natural Gas Liquids (Bbls):
Permian Basin Area:
Delaware Basin	417	477
Other	794	812
Austin Chalk(d)	169	184
Eagle Ford Shale(d)	126	91
Other	25	26
Total	1,531	1,590

BOE:
Permian Basin Area:
Delaware Basin	4,484	4,315
Other	5,044	5,277
Austin Chalk (d)	2,343	2,556
Eagle Ford Shale (d)	3,485	2,257
Other	1,095	1,136
Total	16,451	15,541

Exploration Costs (in thousands):
Abandonment and impairment costs:
South Louisiana	$2,483	$602
California	414	—
Oklahoma	318	4,447
North Louisiana	—	994
Michigan	—	1,129
Permian Basin	—	584
Other	1,790	996
Total	5,005	8,752
Seismic and other	1,210	1,955
Total exploration costs	$6,215	$10,707

Depreciation, Depletion and Amortization (in thousands):
Oil and gas depletion	$110,478	$103,133
Contract drilling depreciation	9,166	7,175
Other depreciation	1,992	1,934
Total depreciation, depletion and amortization	$121,636	$112,242

Oil and Gas Costs ($/BOE Produced):
Production costs	$14.96	$18.15
Production costs (excluding production taxes)	$12.99	$14.16
Oil and gas depletion	$24.60	$24.31
(Continued)

	Nine Months Ended September 30,
	2015	2014
Net Wells Drilled (e):
Exploratory Wells	4.7	5.7
Developmental Wells	15.0	36.7
_______

(a)	Natural gas reserves have been converted to oil equivalents at the ratio of six Mcf of gas to one Bbl of oil.

(b)
Oil and gas sales includes $0.8 million for the three months ended September 30, 2015, $1.9 million for the three months ended September 30, 2014, $4.3 million for the nine months ended September 30, 2015 and $5.9 million for the nine months ended September 30, 2014 of amortized deferred revenue attributable to the VPP granted effective March 1, 2012. In August 2015, we terminated the VPP covering 277 MBOE of oil and gas production from August 2015 through December 2019 for $13.7 million. The calculation of average realized sales prices excludes production of 7,371 barrels of oil and 4,898 Mcf of gas for the three months ended September 30, 2015, 25,122 barrels of oil and 10,987 Mcf of gas for the three months ended September 30, 2014, 53,026 barrels of oil and 35,735 Mcf of gas for the nine months ended September 30, 2015 and 77,543 barrels of oil and 33,608 Mcf of gas for the nine months ended September 30, 2014 associated with the VPP.

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

(d)	Following is a summary of the average daily production related to interests in producing properties we sold effective March 2014.

	Nine Months Ended September 30,
	2015	2014
Average Daily Production:

Austin Chalk/Eagle Ford:
Oil (Bbls)	—	125
Natural gas (Mcf)	—	15
NGL (Bbls)	—	4
Total (BOE)	—	132

(e)	Excludes wells being drilled or completed at the end of each period.

Operating Results — Three-Month Periods

The following discussion compares our results for the three months ended September 30, 2015 to the comparative period in 2014.  Unless otherwise indicated, references to 2015 and 2014 within this section refer to the three months ended September 30, 2015 and 2014, respectively.

Oil and gas operating results

Oil and gas sales, excluding amortized deferred revenues, decreased $55 million, or 52%, in 2015 from 2014.  Price variances accounted for a $54.2 million decrease and production variances accounted for a $0.8 million decrease.  Oil and gas sales in 2015 includes $0.8 million of amortized deferred revenue compared to $1.9 million in 2014 attributable to the VPP. In August 2015, we terminated the VPP covering 277 MBOE of oil and gas production from August 2015 through December 2019 for $13.7 million. Reported production and related average realized sales prices exclude volumes associated with the VPP through July 2015. Oil, gas and NGL production in 2015 (on a BOE basis) decreased less than 1% compared to 2014. Oil production decreased 1% in 2015 from 2014, NGL production decreased 1% while gas production increased 6% in 2015 from 2014. The liquids component of our production mix accounted for approximately 82% oil and NGL in 2015 versus 83% in 2014.  In 2015, our realized oil price decreased 52% compared to 2014, and our realized gas price decreased 34%.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, decreased 20% to $20.7 million in 2015 as compared to $25.9 million in 2014, due primarily to reductions in production taxes associated with a decrease in oil and gas sales. After giving effect to a less than 1% decrease in total production, production costs, excluding production taxes, averaged $12.68 per BOE in 2015 compared to $14.19 per BOE in 2014.

Oil and gas depletion expense decreased $0.8 million from 2014 to 2015 due to a $0.8 million decrease related to rate variances.  On a BOE basis, depletion expense decreased 2% to $23.26 per BOE in 2015 from $23.78 per BOE in 2014.  Depletion expense per BOE of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration and development activities result in higher finding costs.

We recorded a provision for impairment of property and equipment of $3.1 million during 2015 as compared to none in 2014. The 2015 impairment related to non-core prospects in the Permian Basin and California. Impairment of a proved property group is recognized when the estimated undiscounted future net cash flows of the property group are less than its carrying value. Assuming that commodity prices do not increase dramatically, it is likely that we may incur further asset impairments in the fourth quarter of 2015. Although it is difficult to provide an estimate because of the numerous variables and management input decisions required to evaluate the amount of any asset impairments, they could be significant.

Exploration costs

We follow the successful efforts method of accounting; therefore, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs and unproved acreage impairments are expensed.  In 2015, we charged to expense $1.1 million of exploration costs, as compared to $2.3 million in 2014. Exploration costs in 2015 were primarily due to dry hole costs and unproved acreage impairments in California, Oklahoma and South Louisiana.

Contract Drilling Services

We primarily utilize drilling rigs owned by our subsidiary, Desta Drilling, to drill wells in our exploration and development activities.  Drilling services revenues received by Desta Drilling, along with the related drilling services costs pertaining to the net interest owned by CWEI, have been eliminated in our consolidated statements of operations and comprehensive income (loss). Drilling rig services revenue related to external customers was negligible in 2015 compared to $7.1 million in 2014 due to decreased demand for contract drilling services. Drilling services costs, net of eliminations, were $0.9 million in 2015 compared to $4.6 million in 2014. Contract drilling depreciation for 2015 was $2.9 million compared to $2.3 million in 2014.

General and Administrative

G&A expenses increased $3.8 million from $0.8 million in 2014 to $4.6 million in 2015.  Changes in compensation expense attributable to our APO reward plans accounted for a net increase of $3.7 million ($2 million credit in 2015 versus $5.7 million credit in 2014). The credits in 2015 and 2014 resulted from reversals of previously accrued compensation due primarily to lower product prices.

Interest expense

Interest expense increased 8% from $12.6 million in 2014 to $13.6 million in 2015 due primarily to an increase in borrowings, which increased from an average daily principal balance of $40.5 million in 2014 compared to $154.2 million in 2015.

Gain/loss on derivatives

We did not designate any derivative contracts in 2015 or 2014 as cash flow hedges; therefore, all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  In 2015, we reported an $18.1 million gain on derivatives (including a $6.4 million gain on settled contracts) compared to a $9.6 million gain on derivatives (net of a $0.2 million loss on settled contracts) in 2014.  Because oil and gas prices are volatile, and because we do not account for our derivatives as cash flow hedges, the effect of mark-to-market valuations on our gain/loss on derivatives can cause significant volatility in our results of operations.

Gain/loss on sales of assets and impairment of inventory

We recorded a net loss of $3.4 million on sales of assets and impairment of inventory in 2015 compared to a net loss of $0.4 million in 2014.  The 2015 loss related primarily to a $4.8 million write-down of inventory to reduce the carrying value to the estimated fair value. The 2015 loss was partially offset by a gain of $1.8 million related primarily to the sale of selected leases in South Louisiana in September 2015. The 2014 loss related primarily to post-closing adjustments associated with the Austin Chalk/Eagle Ford assets sold in March 2014 offset by a gain on the sale of certain non-core Reeves County, Texas assets in July 2014. Gain on sales of assets are included in other operating revenues and loss on sales of assets and impairment of inventory are included in other operating expenses in our consolidated statements of operations and comprehensive income (loss).

Income taxes

Our estimated federal and state effective income tax rate in 2015 of 34.8% was less than the statutory federal rate of 35% due primarily to increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

Operating Results — Nine-Month Periods

The following discussion compares our results for the nine months ended September 30, 2015 to the comparative period in 2014.  Unless otherwise indicated, references to 2015 and 2014 within this section refer to the nine months ended September 30, 2015 and 2014, respectively.

Oil and gas operating results

Oil and gas sales, excluding amortized deferred revenues, decreased $151.2 million, or 46%, in 2015 from 2014.  Price variances accounted for a $172.9 million decrease and production variances accounted for a $21.7 million increase.  Oil and gas sales in 2015 includes $4.3 million of amortized deferred revenue compared to $5.9 million in 2014 attributable to the VPP. In August 2015, we terminated the VPP covering 277 MBOE of oil and gas production from August 2015 through December 2019 for $13.7 million. Reported production and related average realized sales prices exclude volumes associated with the VPP through July 2015. Oil, gas and NGL production in 2015 (on a BOE basis) increased 6% compared to 2014. Oil production increased 8% in 2015 from 2014, NGL production decreased 4% while gas production increased 4% in 2015 from 2014.  After giving effect to the sale of certain non-core Austin Chalk/Eagle Ford assets in March 2014, oil, gas and NGL production in 2015 (on a BOE basis) increased 7% compared to 2014. Oil production increased 9% in 2015 from 2014, NGL production decreased 3% while gas production increased 4% in 2015 from 2014. The liquids component of our production mix accounted for approximately 84% oil and NGL in 2015 versus 83% in 2014.  In 2015, our realized oil price decreased 50% compared to 2014, and our realized gas price decreased 41%.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, decreased 13% to $67.2 million in 2015 as compared to $77 million in 2014, due primarily to reductions in production taxes associated with a decrease in oil and gas sales. After giving effect to a 6% increase in total production, production costs, excluding production taxes, averaged $12.99 per BOE in 2015 compared to $14.16 per BOE in 2014.

Oil and gas depletion expense increased $7.3 million from 2014 to 2015 due to a $6 million increase related to production variances and a $1.3 million increase due to rate variances.  On a BOE basis, depletion expense increased 1% to $24.60 per BOE in 2015 from $24.31 per BOE in 2014.  Depletion expense per BOE of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration and development activities result in higher finding costs.

We recorded a provision for impairment of property and equipment of $5.6 million during 2015 as compared to $3.4 million in 2014. The 2015 impairment related to the write-down of the carrying value of certain non-core prospects in the Permian Basin, California and South Louisiana. The 2014 impairment related to the write-down of the carrying value of certain non-operated properties in North Dakota to their estimated fair value. Impairment of a proved property group is recognized when the estimated undiscounted future net cash flows of the property group are less than its carrying value. Assuming that commodity prices do not increase dramatically, it is likely that we may incur further asset impairments in the fourth quarter of 2015. Although it is difficult to provide an estimate because of the numerous variables and management input decisions required to evaluate the amount of any asset impairments, they could be significant.

Exploration costs

We follow the successful efforts method of accounting; therefore, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs and unproved acreage impairments are expensed.  In 2015, we charged to expense $6.2 million of exploration costs, as compared to $10.7 million in 2014. Exploration costs in 2015 were primarily due to dry hole costs and unproved acreage impairments in California, Oklahoma and South Louisiana.

Contract Drilling Services

We primarily utilize drilling rigs owned by our subsidiary, Desta Drilling, to drill wells in our exploration and development activities.  Drilling services revenues received by Desta Drilling, along with the related drilling services costs pertaining to the net interest owned by CWEI, have been eliminated in our consolidated statements of operations and comprehensive income (loss). Drilling rig services revenue related to external customers was negligible in 2015 compared to $22.4 million in 2014 due to decreased demand for contract drilling services. Drilling services costs, net of eliminations, were $4.4 million in 2015 compared to $15 million in 2014. Contract drilling depreciation for 2015 was $9.2 million compared to $7.2 million in 2014.

General and Administrative

G&A expenses decreased $8.9 million from $34 million in 2014 to $25.1 million in 2015.  Of the $8.9 million reduction, changes in compensation expense attributable to our APO reward plans accounted for a net decrease of $5.8 million ($6.6 million in 2015 versus $12.4 million in 2014). The remainder was largely attributable to salary and personnel reductions implemented in the first quarter of 2015.

Interest expense

Interest expense increased 7% from $38 million in 2014 to $40.5 million in 2015 due primarily to an increase in borrowings, which increased from an average daily principal balance of $30.6 million in 2014 compared to $153.6 million in 2015.

Gain/loss on derivatives

We did not designate any derivative contracts in 2015 or 2014 as cash flow hedges; therefore, all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  In 2015, we reported a $10.4 million gain on derivatives (including a $4.6 million gain on settled contacts) compared to a $3.7 million loss on derivatives (including a $4.8 million loss on settled contracts) in 2014.  Because oil and gas prices are volatile, and because we do not account for our derivatives as cash flow hedges, the effect of mark-to-market valuations on our gain/loss on derivatives can cause significant volatility in our results of operations.

Gain/loss on sales of assets and impairment of inventory

We recorded a net gain of $0.8 million on sales of assets and impairment of inventory in 2015 compared to a net gain of $9.1 million in 2014.  The 2015 gain related primarily to the sale of selected leases in South Louisiana in September 2015, the release of sales proceeds previously held in escrow pending resolution of title requirements associated with the sale of certain non-core Austin Chalk/Eagle Ford assets sold in March 2014, the sale of leases in Oklahoma in May and June 2015, and the sale of selected wells in Martin and Yoakum Counties, Texas in March 2015. The 2015 gain was partially offset by a $7.4 million write-down of inventory to reduce the carrying value to the estimated fair value. The 2014 gain related primarily to the sale of certain of the Austin Chalk/Eagle Ford assets sold in March 2014 and the sale of a property in Ward County, Texas in February

2014. Gain on sales of assets are included in other operating revenues and loss on sales of assets and impairment of inventory are included in other operating expenses in our consolidated statements of operations and comprehensive income (loss).

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

At September 30, 2015, we had $150 million of borrowings outstanding under the credit facility, leaving $348.1 million available on the facility after allowing for outstanding letters of credit totaling $1.9 million as compared to $377.1 million of availability on the facility at September 30, 2014.

Outlook for 2015

The downturn in oil prices that began late in 2014 has caused a significant reduction in our operating margins, and the impact has been especially negative since we entered 2015 with no commodity hedges in place. The reduction in operating margins caused us to suspend drilling operations in both of our core resource plays early in 2015. We have taken steps to significantly reduce our drilling and completion costs, lower our operating costs and reduce our general and administrative expenses. In February 2015, we entered into a commodity swap covering 592 MBbls of our oil production from October 2015 through December 2015 at a price of $55.65 per barrel. Oil prices briefly improved in the second quarter of 2015 to more than $60 per barrel, and we resumed limited drilling activities in our core areas with one rig in the Delaware Basin and one rig in the Eagle Ford Shale. Oil prices have since dropped below $50 per barrel. For the near term, we temporarily suspended drilling operations in September 2015, however, we plan to closely monitor this low commodity price environment to measure the impact of a prolonged downturn on our long-term liquidity, financial position and results of operations. We expect to spend $121.9 million on exploration and development activities during fiscal 2015 as compared to $404.3 million in fiscal 2014.

While we believe that reducing drilling activity during an adverse economic climate is a prudent and necessary action in order to preserve liquidity and limit increases in indebtedness, this will continue to have a negative impact on production and cash flow from operations. Based on our current plans for 2015 spending, we expect our combined oil and gas production to remain relatively constant in 2015 as compared to 2014, and then decline as we move into 2016. In addition, if product prices remain depressed during 2015, we expected our ratio of total indebtedness to EBITDAX (as defined in the credit facility) to exceed the maximum ratio of 4 to 1 permitted under the credit facility. As a result, we requested and received from our lenders an amendment to the credit facility to suspend that financial covenant through the second quarter of 2016. In February 2015, the credit facility was amended to temporarily replace the consolidated leverage ratio covenant with a consolidated senior debt leverage ratio covenant, which may be no greater than 2.5 times consolidated EBITDAX, and to add a consolidated interest coverage ratio covenant to be no less than 1.5 times consolidated EBITDAX. At September 30, 2015, our consolidated senior debt leverage ratio was 1.0 times consolidated EBITDAX and our consolidated interest coverage ratio was 2.8 times consolidated EBITDAX. These amendments applied to each of the quarterly periods from January 1, 2015 through June 30, 2016. In November 2015, these amendments were extended through the fourth quarter of 2017, after which the original ratios would be reinstated. The computations of consolidated current assets, current liabilities, EBITDAX, indebtedness and interest are defined in the credit facility.

On October 14, 2015, we announced that our Board of Directors has initiated a review of strategic alternatives to enhance shareholder value and has engaged Goldman, Sachs & Co. to serve as its exclusive financial adviser in that process. Potential strategic alternatives to be considered during the review may include the sale of certain of our core assets, a recapitalization transaction or a merger. There can be no assurance that this review process will result in any transaction in the future.

Capital expenditures

The following table summarizes, by area, our actual expenditures for exploration and development activities for the nine months ended September 30, 2015 and our planned expenditures for the year ending December 31, 2015.

	Actual Expenditures Nine Months Ended September 30, 2015	Planned Expenditures Year Ending December 31, 2015	2015 Percentage of Total Planned Expenditures
	(In thousands)
Drilling and completion
Permian Basin Area:
Delaware Basin	$32,600	$36,000	30%
Other	12,300	15,600	13%
Austin Chalk/Eagle Ford Shale	31,600	35,800	29%
Other	7,300	7,600	6%
	83,800	95,000	78%
Leasing and seismic	21,800	26,900	22%
Exploration and development	$105,600	$121,900	100%

Our expenditures for exploration and development activities for the nine months ended September 30, 2015 totaled $105.6 million.  We financed these expenditures for the nine months ended September 30, 2015 with cash flow from operating activities, proceeds from asset sales and advances under the credit facility.  We currently plan to spend approximately $121.9 million on exploration and development activities during fiscal 2015.  Our actual expenditures during 2015 may vary significantly from these estimates since our plans for exploration and development activities may change during the year.  Factors, such as changes in commodity prices, operating margins, the availability of capital resources, drilling results and other factors, could increase or decrease our actual expenditures during the remainder of fiscal 2015.

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

Cash flow provided by operating activities for the nine months ended September 30, 2015 decreased $156.7 million, or 74%, as compared to the corresponding period in 2014 due primarily to lower commodity prices.

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

The Indenture contains covenants that restrict our ability to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the 2019 Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant provides that, with certain exceptions, we may incur indebtedness if the ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) exceeds 2.25 times.  While we met this ratio as of September 30, 2015, if we do not meet this ratio in the future, in order to borrow under our revolving credit facility or make other borrowings, we expect to rely primarily on a covenant provision permitting the incurrence of indebtedness under a Credit Facility (as defined in the Indenture) in an aggregate principal amount at any time outstanding not to exceed the greater of (a) $500 million and (b) 30% of Adjusted Consolidated Net Tangible Assets (as defined in the Indenture). These covenants are subject to a number of additional important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at September 30, 2015 and December 31, 2014.

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

The borrowing base under the credit facility was $600 million at December 31, 2014 and was decreased in February 2015 to $500 million. In November 2015, the borrowing base and aggregate lender commitment was reduced from $500 million to $450 million. During the nine months ended September 30, 2015, we increased indebtedness outstanding under the credit facility by $45 million. At September 30, 2015, we had $150 million of borrowings outstanding on the credit facility, leaving $348.1 million available after allowing for outstanding letters of credit totaling $1.9 million.

The credit facility is collateralized primarily by 80% or more (amended to 90% or more as of November 2015) of the adjusted engineered value (as defined in the credit facility) of our oil and gas interests evaluated in determining the borrowing base.  The obligations under the credit facility are guaranteed by each of CWEI’s material domestic subsidiaries except for CWEI Andrews Properties, GP, LLC (see Note 17 to our Consolidated Financial Statements).

At our election, annual interest rates under the credit facility are determined by reference to (1) LIBOR plus an applicable LIBOR margin or (2) if an alternate base rate loan, the greatest of (A) the prime rate, (B) the federal funds rate plus 0.50%, or (C) one-month LIBOR plus 1%, plus an applicable base rate margin. The LIBOR margin ranges between 1.75% and 2.75% per year (as amended in February 2015) and the base rate margin ranges between 0.75% and 1.75% per year (as amended in February 2015).  We also pay a commitment fee on the unused portion of the credit facility at an applicable margin that ranges between 0.375% and 0.50% per year.  Applicable margins are based on actual borrowings outstanding as a percentage of the borrowing base.  Interest and fees are payable no less often than quarterly.  The effective annual interest rate on borrowings under the credit facility, excluding bank fees and amortization of debt issue costs, for the nine months ended September 30, 2015 was 2.2%.

The credit facility also contains various covenants and restrictive provisions that may, among other things, limit our ability to sell assets, incur additional indebtedness, make investments or loans and create liens.  One such covenant requires that we maintain a ratio of consolidated current assets to consolidated current liabilities of at least 1 to 1.  Another financial covenant is a consolidated leverage ratio that limits our consolidated indebtedness to consolidated EBITDAX (determined as of the end of each fiscal quarter for the then most-recently ended four fiscal quarters) from being greater than 4 to 1.  In February 2015, the credit facility was amended to temporarily replace the consolidated leverage ratio covenant with a consolidated senior debt leverage ratio covenant, which may be no greater than 2.5 times consolidated EBITDAX, and to add a consolidated interest coverage ratio covenant to be no less than 1.5 times consolidated EBITDAX. At September 30, 2015, our consolidated senior debt leverage ratio was 1.0 times consolidated EBITDAX and our consolidated interest coverage ratio was 2.8 times consolidated EBITDAX. These amendments applied to each of the quarterly periods from January 1, 2015 through June 30, 2016. In November 2015, these amendments were extended through the fourth quarter of 2017, after which the original ratios would be reinstated. The computations of consolidated current assets, current liabilities, EBITDAX, indebtedness and interest are defined in the credit facility.

Working capital computed for loan compliance purposes differs from our working capital computed in accordance with GAAP.  Since compliance with financial covenants is a material requirement under the credit facility, we consider the loan compliance working capital to be useful as a measure of our liquidity because it includes the funds available to us under the credit facility and is not affected by the volatility in working capital caused by changes in fair value of derivatives.  Our GAAP reported working capital increased to $1.2 million at September 30, 2015 from a working capital deficit of $23.7 million at December 31, 2014.  After giving effect to the adjustments, our working capital computed for loan compliance purposes was $343.5 million at September 30, 2015, as compared to $365.4 million at December 31, 2014. The following table reconciles our GAAP working capital (deficit) to the working capital computed for loan compliance purposes at September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014

	(In thousands)
Working capital (deficit) per GAAP	$1,214	$(23,733)
Add funds available under our revolving credit facility	348,130	389,130
Exclude fair value of derivatives classified as current assets or current liabilities	(5,846)	—
Working capital per loan covenant	$343,498	$365,397

As a condition to borrowing funds or issuing letters of credit under our revolving credit agreement, we must remain in compliance with the financial and non-financial covenants, including financial ratios, in our credit facility, as amended to date. We also must make certain representations and warranties to our bank lenders at the time of each borrowing. We were in compliance with all financial and non-financial covenants at September 30, 2015 and December 31, 2014.  However, if we increase leverage and our liquidity is reduced, we may fail to comply with one or more of these covenants in the future, particularly after the amendments to our financial covenants and ratios under the credit facility expire after the fourth quarter of 2017.  If we fail to meet any of these loan covenants, we would ask the banks to waive compliance, amend the credit facility to allow us to become compliant or grant us sufficient time to obtain additional capital resources through alternative means.  Although we believe our bank lenders are well secured under the terms of our revolving credit facility, there is no assurance that the bank lenders will waive or amend our covenants or other conditions to further lending. If a suitable arrangement could not be reached with the banks, the banks could accelerate the indebtedness and seek to foreclose on the pledged assets.

The lending group under the credit facility includes the following institutions:  JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., MUFG Union Bank, N.A., Compass Bank, Frost Bank, Toronto Dominion (Texas) LLC, KeyBank National Association, Natixis, New York Branch, UBS AG, Stamford Branch, Fifth Third Bank, U.S. Bank National Association, Whitney Bank, Bank of America, N.A., Branch Banking and Trust Company, Capital One, National Association and PNC Bank, National Association.

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

Asset Sales

From time to time, we sell certain of our proved and unproved properties when we believe it is more advantageous to dispose of the selected properties than to continue to hold them. During the first nine months of 2015, we received cash proceeds aggregating $47.5 million from various sales of assets, the most significant of which was the sale in June 2015 of approximately 3,700 net acres in Burleson County, Texas for $22.1 million and a sale in September 2015 of our interests in selected leases in South Louisiana for $11.8 million. We are actively considering other selected sales as a source of additional funds to supplement cash flow from operations and borrowings under the credit facility to meet our capital needs.

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to September 30, 2015. The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps

	Oil
	MBbls	Price
Production Period:
4th Quarter 2015	592	$55.65
	592

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil may have on the fair value of our commodity derivatives.  As of September 30, 2015, a $1 per barrel change in the price of oil would change the fair value of our commodity derivatives by approximately $0.6 million.

Interest Rates

We are exposed to interest rate risk on our long-term debt with a variable interest rate.  At September 30, 2015, our fixed rate debt had a carrying value of $599.7 million and an approximate fair value of $508.5 million, based on current market quotes.  We estimate that a hypothetical change in the fair value of our long-term debt resulting from a 100-basis point change in interest rates would be approximately $14.7 million.  Based on our outstanding variable rate indebtedness at September 30, 2015 of $150 million, a change in interest rates of 100-basis points would affect annual interest payments by $1.5 million.

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

•
it is the conclusion of our chief executive and chief financial officers that as of September 30, 2015 these disclosure controls and procedures are effective in ensuring that information that is required to be disclosed by the Company in reports filed or submitted with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms established by the SEC.

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1 -	Legal Proceedings

SWR is a defendant in a suit filed in April 2011 in the Circuit Court of Union County, Arkansas where the plaintiffs initially sought in excess of $8 million for the costs of environmental remediation to a lease on which operations were commenced in the 1930s. In June 2013, the plaintiffs, SWR and the remaining defendants agreed to a settlement of $0.8 million, of which SWR would pay $0.7 million. To accomplish the settlement, the case was converted to a class action, and each member of the class was offered the right to either participate or opt out of the class and continue a separate action for damages. One plaintiff opted out and will be subject to all previous rulings of the court, including an order dismissing certain claims on the basis that such claims were time barred. A loss on settlement of $0.7 million was recorded for the year ended December 31, 2013 in connection with this proposed settlement. The settlement was entered by the Court on December 19, 2014, and all settlement funds were paid to plaintiffs’ counsel in January 2015. The case by the single remaining plaintiff continues.

In February 2012, BMT O&G TX, L.P. filed a suit in the 143rd Judicial District in Reeves County, Texas to terminate a lease under our farm-in agreement with Chesapeake Exploration, L.L.C. (“Chesapeake”). Plaintiffs are the lessors and claim a breach of the lease which they allege gives rise to termination of the lease. CWEI denies a breach and argues in the alternative that (i) any breach was cured in accordance with the lease and (ii) a breach will not give rise to lease termination. In October 2013, a judge ruled that CWEI and Chesapeake are jointly and severally liable for damages to plaintiffs in the amount of approximately $2.9 million and attorney fees of $0.8 million. A loss of $1.4 million was recorded for the year ended December  31, 2013 in connection with the judgment. CWEI appealed the judgment and on July 8, 2015, the El Paso Court of Appeals reversed the trial court judgment in its entirety and rendered judgment that Plaintiffs take nothing on all claims against CWEI and Chesapeake.  Plaintiffs have commenced an appeal of the Court of Appeals’ decision to the Texas Supreme Court.

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

In addition to the risk factors below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or future results.

Our limited capital expenditures and drilling program, when coupled with a sustained depression in oil and natural gas prices, will significantly reduce our cash flow and constrain future drilling, which could have a material adverse effect on our business, financial condition or results of operations.

Historically, we have made substantial capital expenditures for the exploration and development of oil and natural gas reserves. Due to the continued downturn in commodity prices, we initially suspended drilling operations in 2015 and later reinstituted a limited two-rig drilling program before temporarily suspending drilling operations in September 2015 due to another decline in commodity prices. The combination of lower prices and the suspension or reduction of our drilling operations has resulted in reduced production and operating cash flows in 2015. A sustained depression in oil and natural gas prices combined with reduced production and accompanying lower cash flows will adversely affect our business, financial condition or results of operations.

We may reclassify proved undeveloped reserves to unproved due to our inability to commit sufficient capital within the required five year development window, which could adversely affect the value of our properties.

The SEC generally requires that any undrilled location can be classified as a proved undeveloped reserve only if a development plan has been adopted indicating that the location is scheduled to be drilled within five years. Our recent reduction of our drilling program in response to depressed oil and natural gas prices is likely to impact our ability to develop proved undeveloped reserves within such five year period. If we continue our limited drilling plan over a significant period of time or our future access to capital resources is limited, we will also likely further delay our development of our proved undeveloped reserves or ultimately suspend such development which could result in the reclassification of a significant amount of our proved undeveloped reserves as probable or possible reserves. A significant reclassification of proved undeveloped reserves could adversely affect the value of our properties.

We cannot be certain that funding will be available as needed, and to the extent required, on acceptable terms to fund our development and other operations.

In February 2015, we amended our credit facility to modify our covenants and financial ratios under the facility until June 30, 2016. In November 2015, these modifications were extended through the fourth quarter of 2017. While we were in compliance with all financial and non-financial covenants under the credit facility at September 30, 2015, there is no assurance that we will be in compliance in the future or that we will be able to obtain relief if further covenant modifications are required by the fourth quarter of 2017 under our credit facility. In November 2015, the borrowing base and aggregate lender commitment was reduced from $500 million to $450 million.

If funding under our credit facility becomes unavailable or limited, we may need to seek replacement financing, which may not be available as needed, or may be available in more limited amounts and only on more expensive or otherwise unfavorable terms. In such a scenario, we may be unable to implement a drilling plan which replaces or increases our reserves, enhance our existing business or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could adversely affect our production, revenues and results of operations.

Item 5 -	Other Information

On November 9, 2015, we amended our Third Amended and Restated Credit Agreement dated as of April 23, 2014 (as amended, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) pursuant to an Amendment No. 3 to Third Amended and Restated Credit Agreement (the “Amendment”) by and among Clayton Williams Energy, Inc., a Delaware corporation, as Borrower, certain of our subsidiaries, as Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

Among other modifications, the Amendment (1) reduces the borrowing base under the Credit Agreement from $500 million to $450 million; (2) extends the expiration date of the period during which the Consolidated Leverage Ratio financial covenant in the Credit Agreement is replaced with a Consolidated Senior Debt Leverage Ratio, from June 30, 2016 to December 31, 2017; (3) extends the expiration date of the period during which our Interest Coverage Ratio cannot be less than 1.50 to 1.00 from June 30, 2016 to December 31, 2017; and (4) extends the expiration date of certain restrictions on our ability to incur indebtedness and make investments from September 30, 2016 to March 31, 2018.  Capitalized terms used and not defined in this Item 5 have the meanings given to such terms in the Credit Agreement or the Amendment, as applicable.

The foregoing description is only a summary of, and is qualified in its entirety by reference to, the Amendment, which is filed as Exhibit 10.1 to this Current Report on Form 10-Q.

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

*10.1	Amendment No. 3 to Third Amended and Restated Credit Agreement dated April 23, 2014

*31.1	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

*31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

***32.1	Certifications by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

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

CLAYTON WILLIAMS ENERGY, INC.

Date:	November 9, 2015	By:	/s/ Mel G. Riggs
Mel G. Riggs
President

Date:	November 9, 2015	By:	/s/ Michael L. Pollard
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

*10.1	Amendment No. 3 to Third Amended and Restated Credit Agreement dated April 23, 2014

*31.1	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

*31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

***32.1	Certifications by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*                       Filed herewith.
**                Incorporated by reference to the filing indicated.
***         Furnished herewith.
††                Filed under our Commission File No. 001-10924.