Form 10-K
period 2015-12-31
CLAYTON WILLIAMS ENERGY INC /DE
filed 2016-03-24
CIK 880115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $387,835,514.
There were 12,169,536 shares of common stock, $.10 par value, of the registrant outstanding as of March 22, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement relating to the 2016 Annual Meeting of Stockholders, which will be filed with the Commission not later than April 30, 2016, are incorporated by reference in Part III of this Form 10-K.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties incident to the exploration for and development, production and marketing of oil and gas.  These risks include, but are not limited to:

•	the possibility of unsuccessful exploration and development drilling activities;

•	our ability to replace and sustain production;

•	commodity price volatility, including continued low or furthering declining prices for oil and gas;

•	the potential need to sell assets or otherwise raise additional capital;

•	the need to take impairments due to lower commodity prices;

•	domestic and worldwide economic conditions;

•	the availability of capital on economic terms to fund our capital expenditures and acquisitions;

•	our level of indebtedness (including the ability to service such indebtedness), liquidity and compliance with debt covenants;

•	the impact of the past or future economic recessions on our business operations, financial condition and ability to raise capital;

•	declines in the value of our oil and gas properties resulting in a decrease in our borrowing base under the revolving credit facility and impairments;

•	the ability of financial counterparties to perform or fulfill their obligations under existing agreements;

•	the uncertainty inherent in estimating proved oil and gas reserves and in projecting future rates of production and timing of development expenditures;

•	drilling and other operating risks;

•	hurricanes and other weather conditions;

•	lack of availability of goods and services;

•	regulatory and environmental risks associated with drilling and production activities;

•	the adverse effects of changes in applicable tax, environmental and other regulatory legislation; and

•	the other risks described in this Form 10-K.

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

As previously discussed, should one or more of the risks or uncertainties described above or elsewhere in this Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We specifically disclaim all responsibility to publicly update or revise any forward-looking statements or any information contained in a forward-looking statement or any forward-looking statement in its entirety after the date made, whether as a result of new information, future events or otherwise, except as required by law.

All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

Definitions of terms commonly used in the oil and gas industry and in this Form 10-K can be found in the “Glossary of Terms.”

PART I

Item 1 -                               Business

General

Clayton Williams Energy, Inc., incorporated in Delaware in 1991, is an independent oil and gas company engaged in the exploration for and production of oil and natural gas primarily in Texas and New Mexico.  Unless the context otherwise requires, references to “the Company,” “CWEI,” “we,” “us” or “our” mean Clayton Williams Energy, Inc. and its consolidated subsidiaries.  On December 31, 2015, our estimated proved reserves were 46,569 MBOE, of which 78% were proved developed.  Our portfolio of oil and natural gas reserves is weighted in favor of oil, with approximately 83% of our proved reserves at December 31, 2015 consisting of oil and natural gas liquids (“NGL”) and approximately 17% consisting of natural gas.  During 2015, we added proved reserves of 3,542 MBOE through extensions and discoveries, had downward revisions of 26,158 MBOE and had sales of minerals-in-place of 472 MBOE.  We also had average net production of 15.8 MBOE per day in 2015, which implies a reserve life of approximately 8.1 years.  CWEI held interests in 3,168 gross (1,444.4 net) producing oil and gas wells and owned leasehold interests in approximately 629,000 gross (364,000 net) undeveloped acres at December 31, 2015.

Clayton W. Williams, Jr. (“Mr. Williams”), Chairman of our Board of Directors (the “Board”) and our Chief Executive Officer, beneficially owns, either individually or through his affiliates, 25.5% of the outstanding shares of our common stock.  In addition, The Williams Children’s Partnership, Ltd. (“WCPL”), a limited partnership of which Mr. Williams’ adult children are the limited partners, and Mel G. Riggs, our President, is the sole general partner, owns an additional 25% of the outstanding shares of our common stock.  Messrs. Williams and Riggs actively participate in all facets of our business and have significant influence in matters voted on by our shareholders, including the election of our Board members.

Company Profile

Business Strategy

We are an oil and gas operator with a strategic focus on developmental drilling in prolific oil shale provinces. We have significant holdings in two of the major oil shale plays in the United States, being the Wolfcamp Shale in the Southern Delaware Basin of West Texas and the Eagle Ford Shale in the Giddings Area of East Central Texas. We believe these holdings offer us attractive opportunities for growth in oil reserves, and subject to the issues discussed under “— Recent Developments,” we plan to exploit these resources once market conditions within the upstream energy sector improve to acceptable levels. In addition to our developmental drilling, we may explore for oil and natural gas reserves in areas that we believe offer exceptional opportunities for reserve growth, and we may also search for possible proved property acquisitions.  From year to year, our allocation of investment capital may vary between developmental and exploratory activities depending on our analysis of all available growth opportunities, but our long-term focus on growing oil and natural gas reserves is consistent with our goal of value enhancement for our shareholders.

Recent Developments

The severe downturn in oil prices that began in 2014 significantly reduced our cash flow from operations, causing us to suspend drilling operations in both of our core resource plays early in 2015 in order to preserve liquidity. Management quickly took decisive steps to reduce costs in an attempt to improve margins, but the combination of declining production attributable to suspended drilling activities and the impact of substantially lower oil and natural gas prices on cash flow led our senior management and the Board, beginning in early July 2015, to consider a variety of strategic and financial alternatives for the Company.

In August 2015, the Board formed a special committee comprising all four of our independent and disinterested directors to develop, explore and evaluate strategic alternatives for the Company, including potential transactions involving a business combination, a recapitalization, a sale of assets or securities of the Company, or an other extraordinary transaction. Goldman, Sachs & Co. (“Goldman”) was engaged to serve as the Company’s exclusive financial advisor in this process. The special committee also engaged independent legal counsel.

With the assistance of senior management, Goldman identified and contacted potential counterparties on a confidential basis to determine their interest in one or more of the strategic alternatives under consideration by the Company. The Company received indications of interest across all of these alternatives. Throughout the review process, the special committee reviewed indications of interest and other information with Goldman, senior management, legal counsel for the Company and legal counsel for the special committee.

In mid-January 2016, final bids were submitted for various potential transactions, including proposals for secured debt financing. The special committee concluded that a secured debt alternative was favorable to the Company and its stockholders. In reaching this conclusion, the special committee considered, among other factors, that the secured debt alternative (1) avoided a sale of our core assets during a time of declining commodity prices, (2) provided a dedicated source of liquidity to fund our operations and development activities over the next two to three years, (3) limited immediate dilution to existing stockholders and (4) retained the opportunity to ultimately enhance shareholder value if the commodity environment improves. The special committee instructed Goldman to negotiate final proposals with these bidders, and following negotiations, the special committee and the Board unanimously selected the proposal submitted by Ares Management, LLC (“Ares”).

On March 8, 2016, we entered into (1) a credit agreement with Ares providing for the issuance of second lien term loans and common stock warrants and (2) an amendment to the revolving credit facility with our banks (the “Refinancing”). Upon closing of the Refinancing on March 15, 2016, we issued term loans to Ares in the principal amount of $350 million, net of original issue discount of $16.8 million, for cash proceeds of $333.2 million. Concurrently, we issued warrants to purchase 2,251,364 shares of our common stock at a price of $22.00 per share to Ares for cash proceeds equal to the original issue discount from the issuance on the term loans. The warrants represent the right to acquire approximately 18.5% of our currently outstanding shares of common stock, or approximately 15.6% of our common shares on a fully exercised basis. In connection with the issuance of the warrants, we designated and issued to the initial warrant holders 3,500 shares of special voting preferred stock, $0.10 par value per share, granting them certain rights to elect two members of our Board. Aggregate cash proceeds from the transaction of approximately $340 million, net of transaction costs, were used to fully repay the outstanding indebtedness under the revolving credit facility of $160 million, plus accrued interest and fees, and added approximately $180 million of cash to our balance sheet to provide additional liquidity to fund our operations and future development.

The amendment to our revolving credit facility, among other things, reduced the borrowing base and aggregate lender commitments from $450 million to $100 million and modified the financial ratio covenant by (1) deleting the requirement that we maintain a specific ratio of consolidated EBITDAX to our consolidated net interest expense and (2) replacing the requirement that we maintain a varying ratio of consolidated funded indebtedness to consolidated EBITDAX with a fixed ratio of our debt under the revolving credit facility to consolidated EBITDAX of 2.0 to 1.0. The Refinancing has provided us dedicated liquidity and allowed us to decrease debt under the revolving credit facility in order to meet the financial ratio covenant under that facility. See the discussion under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving credit facility.”

Throughout our review process, oil prices fell dramatically, causing uncertainty and significant volatility in the debt and equity markets. We are continuing to closely monitor the impact of the downturn in commodity prices on our business, including the extent to which lower prices could affect our financial condition and liquidity. While we believe we are taking appropriate actions to preserve our short-term liquidity, the effects of a prolonged cycle of low operating margins on our business are significant since they reduce our cash flow from operations and diminish the present value of our oil and gas reserves. These factors have an adverse effect on our ability to access the capital resources we need to grow our reserve base. See the discussion under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Alternative capital resources.”

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

Acquisition and Divestitures of Proved Properties

In addition to our exploration and development activities, we watch for opportunities to acquire proved reserves that could compliment our current operations and enhance shareholder value. However, competition for the purchase of proved reserves is intense.  Sellers often utilize a bid process to sell properties.  This process usually intensifies the competition and makes it difficult for us to acquire reserves without assuming significant price and production risks. We have no definitive plans to pursue the acquisition of proved reserves in 2016.

In December 2015, we completed a swap of non-producing acreage in the core of our Southern Delaware position in Reeves County, Texas with the operating subsidiary of Concho Resources, Inc. (“Concho”). Substantially all of the acreage subject to this agreement was associated with a farm-in agreement between us and Chesapeake Exploration, LLC through which we earned a 75% interest in certain leases (the “Leases”). Subsequently, Concho acquired the remaining 25% of the Leases. We and Concho agreed to exchange net acre for net acre across our entire Reeves County position. As a result of the exchange, we acquired Concho’s 25% working interest in certain leases, and we conveyed our 75% working interest in certain leases to Concho. Our acreage position remained at approximately 66,000 net acres, but our working interest in the Leases increased from 75% to 100% throughout most of our largely contiguous acreage block. All lease rights transferred under this agreement were limited to undrilled acreage and excluded reserves and production attributable to existing wells. The interest in the existing producing wells will remain the same.

In December 2015, we sold certain acreage in Burleson County, Texas for cash consideration of $21.8 million. This acreage, located east of our contiguous acreage block, was sold under a three-year term assignment that may be extended beyond the stated term as long as the buyer maintains a 180-day continuous development program on the acreage. We retained our rights to all depths and formations other than the Eagle Ford formation and also retained our interest in acreage and production in all wells currently situated on the acreage. We also reserved an overriding royalty interest to the extent the net revenue interest of any assigned lease exceeds 75%.

Prior to December 2015, we successfully closed several asset sales. In September 2015, we sold our interests in selected leases and wells in South Louisiana for $11.8 million subject to customary closing adjustments. In June 2015, we sold certain acreage in Burleson County, Texas pursuant to a term assignment for cash consideration of $22.1 million. We retained our rights to all depths and formations other than the Eagle Ford formation, retained our interest in acreage and production associated with the Porter E Unit #1, our only Eagle Ford well situated on this acreage, a reversionary interest in acreage if the buyer fails to maintain a continuous development program and an overriding royalty interest in leases to the extent the net revenue interest exceeds 75%. During the first half of 2015, we sold our interests in selected leases in Oklahoma and sold our interests in certain wells in Martin and Yoakum Counties, Texas for proceeds totaling $7.3 million.

From time to time, we sell certain of our undeveloped leases and proved properties when we believe it is more advantageous to dispose of the selected properties than to continue to hold them.  We consider many factors in deciding to sell properties, including the need for liquidity, the risks associated with continuing to own the properties, our expectations for future development on the properties, the fairness of the price offered and other factors related to the condition and location of the properties.

Desta Drilling

Through our wholly owned subsidiary, Desta Drilling, L.P. (“Desta Drilling”), we currently have 10 drilling rigs available for our use or for contract drilling operations, of which eight are owned and two are under lease until October 2016. Owning and operating our own rigs helps control our cost structure while providing flexibility to take advantage of drilling opportunities on a timely basis.  The Desta Drilling rigs are primarily reserved for our use, but are available to conduct contract drilling operations for third parties.  Due to the downturn in oil prices discussed under “— Company Profile — Recent Developments,” all our rigs are currently idle.

Exploration and Development Activities

Overview

We have been committed to drilling primarily developmental oil wells in the Permian Basin and the Giddings Area.  We spent $124.5 million on exploration and development activities during 2015 and currently plan to spend approximately $65.7 million during 2016.  Our actual expenditures during 2016 may vary significantly from these estimates since our plans for exploration and development activities may change during the year.  Factors such as changes in commodity prices, operating margins, drilling results and other factors could increase or decrease our actual expenditures during 2016.

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

We spent $49.8 million in the Permian Basin during 2015 on drilling and completion activities and $13.8 million on leasing and seismic activities.  We drilled and completed 6 gross (3.8 net) operated wells in the Permian Basin and conducted various remedial operations on other wells during 2015. We currently plan to spend approximately $53 million on drilling, completion, and leasing activities in this area during 2016.  Following is a discussion of our principal assets in the Permian Basin.

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

We spent approximately $36.9 million on drilling and completion activities and $13.6 million for leasing activities in the Wolfbone play during 2015.  We plan to spend approximately $53 million on drilling, completion and leasing activities in this area during 2016.

We own oil, natural gas and water disposal pipelines in Reeves County, Texas consisting of 105 miles of oil pipelines with current capacity of 10,000 barrels of oil per day (expandable to 25,000 barrels of oil per day), 109 miles of natural gas pipelines with a current capacity of 10,000 Mcf of natural gas per day (expandable to 25,000 Mcf of natural gas per day) and 109 miles of salt water disposal pipelines with a current capacity of 15,000 barrels of produced water per day (expandable to 36,000 barrels of produced water per day).

Other Permian Basin

Approximately 31% of our 2015 oil and gas production was derived from wells in parts of the Permian Basin other than our Delaware Basin Wolfbone resource play. Many of these wells are located on the Central Basin Platform, geographically located between the Midland Basin and Delaware Basin, and produce from formations with conventional porosity such as the San Andres, Grayburg, Fusselman, Ellenburger and Yeso formations. A significant portion of our production in this area is derived from mature fields, several of which are in varying stages of secondary and/or tertiary recovery.

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

Austin Chalk

Approximately 41% of our existing production in the Giddings Area is derived from the Austin Chalk formation, an upper Cretaceous geologic formation in the Gulf Coast region of the United States that stretches across numerous fields in Texas and Louisiana.  The Austin Chalk formation is generally encountered at depths of 5,500 to 7,000 feet.  Horizontal drilling is the primary technique used in the Austin Chalk formation to enhance productivity.  Most of our wells in this area were drilled as horizontal wells, many with multiple laterals in different producing horizons, including the Austin Chalk, Buda and Georgetown formations in East Central Texas.

Eagle Ford Shale

Our horizontal Eagle Ford Shale play is concentrated in the northern portion of our legacy Austin Chalk acreage block in Robertson, Burleson and Lee Counties, Texas. In this area, we currently have 41 horizontal Eagle Ford Shale wells on production. During 2015, we spent approximately $37.3 million on drilling and completion activities and $13.6 million on leasing activities in the Eagle Ford Shale Area, and we currently plan to spend approximately $10.7 million on leasing activities in this area during 2016.

Other

We spent $10 million during 2015 on exploration and development activities in other regions, including South Louisiana, Oklahoma and California and we currently plan to spend $2 million during 2016.

Known Trends and Uncertainties

Our business is subject to various trends and uncertainties, the most significant of which are related to commodity prices. The severe downturn in oil prices that began late in 2014 significantly reduced our cash flow from operations, causing us to suspend drilling operations in both of our core resource plays early in 2015 in order to preserve liquidity. Management quickly took decisive steps to reduce costs in an attempt to improve margins, but the combination of declining production attributable to suspended drilling activities and the impact of substantially lower oil and natural gas prices on cash flow will continue to have an adverse effect on our business if the downturn is prolonged.

Further significant and prolonged declines in prices could impact our ability to service our debt obligations and will further constrain our ability to use cash flows to drill to replace or increase our production and reserves.

To mitigate the impact of further deterioration in prices, we entered into swaps covering 1,597 MBbls of our oil production for the period from January 2016 through June 2017 at prices ranging from $40.25 to $44.30 per barrel. In addition, we granted an option on an additional 739 MBbls of oil production from July 2016 through December 2016 at $40.25 per barrel exercisable by the counterparty by June 30, 2016.

Low commodity prices also have an adverse impact on our oil and gas reserves. In our evaluation of year-end 2015 reserves, management took into account its outlook for future oil and natural gas prices and the availability of financial resources, including the Refinancing in March 2016, to assess the future development plan for our proved undeveloped reserves as of December 31, 2015. Considering the potential for an extended low product price environment, we did not schedule any proved undeveloped locations for drilling in 2016 or 2017. Based on our current long-term outlook for improved commodity prices and our reasonable expectations for access to adequate financing required to fund future drilling, we scheduled for 2018 through 2020 aggregate future capital spending for proved undeveloped locations of $135.7 million with associated reserves of 10,196 MBOE for year-end 2015. Substantially all of these proved undeveloped locations are located in our core Delaware Basin play in Reeves County, Texas. An additional $0.8 million of estimated future capital spending and 93 MBOE of proved undeveloped reserves is attributable to our general partner interest in an affiliated partnership, which is proportionately consolidated in our financial statements. This assessment also resulted in the downgrade of 9,561 MBOE of proved undeveloped reserves to probable reserves at year-end 2015. If commodity prices do not improve to levels sufficient to support future drilling, future assessments could result in a reduction in development capital expenditures and additional downgrades of proved undeveloped reserves.

The prolonged effects of lower oil prices, declining production and lower proved reserves may have an adverse effect on our ability to access the capital resources we need to grow our reserve base. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our current liquidity status and availability of capital, including the impact of the Refinancing. If we continue limited drilling activities for a significant period of time, or if our future access to capital resources is limited, we will likely further delay our development of our proved undeveloped reserves or ultimately suspend such development, which could result in further reductions in undeveloped reserves.

Marketing Arrangements

Oil

Most of our oil production is sold based on the New York Mercantile Exchange (“NYMEX”) futures market for West Texas Intermediate light sweet crude oil (referred to as WTI and traded in the NYMEX futures market under the symbol CL).  Cushing, Oklahoma is a major trading hub for crude oil and is the price settlement point for WTI.  As a result, basis differentials exist between the NYMEX price and the price we receive for our oil production depending on the proximity of our properties to the ultimate market for that production.  Basis differentials are market-based and are adversely affected by logistical factors such as pipeline constraints and inadequate storage capacities.

Approximately 70% of our oil reserves at December 31, 2015 are located in the Permian Basin.  Most Permian Basin oil production gains access to refineries through the Cushing trading hub. Basis differentials between the Midland, Texas oil storage facility and the Cushing trading hub are referred to as the Midland-Cushing differential.  Through multiple marketing arrangements, beginning in December 2012, we have effectively limited our exposure to the Midland-Cushing differential to less than $2 per barrel on a majority of our Permian Basin production. In addition, approximately 29% of our oil reserves at December 31, 2015 are located in the Giddings Area. Most of the oil production from this area gains access to Gulf Coast refineries through pipelines that bypass the Cushing trading hub.

Natural gas

Natural gas is generally sold based on the NYMEX futures market for natural gas (traded in the NYMEX futures market under the symbol NG). Since the delivery point for NYMEX traded natural gas is the distribution hub on a natural gas pipeline system in Erath, Louisiana, referred to as Henry Hub, basis differentials exist between the NYMEX price and the price we receive for our gas production depending on the proximity of our properties to the ultimate market for that production. Basis differentials are market-based and are adversely affected by logistical factors such as pipeline constraints and inadequate storage capacities.

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

Pipelines and Other Midstream Facilities

We own interests in and operate oil, natural gas and water service facilities in the state of Texas. These midstream facilities consist of interests in approximately 393 miles of pipeline, two treating plants, one dehydration facility and multiple wellhead type treating and/or compression stations.  Most of our operated gas gathering and treating activities facilitate the transportation and marketing of our operated oil and gas production and third party producers.

Competition and Markets

Competition in all areas of our operations is intense.  We experience competition from major and independent oil and gas companies and oil and gas syndicates in bidding for desirable oil and gas properties, as well as in acquiring the equipment, data and labor required to operate and develop such properties. A number of our competitors have financial resources and acquisition, exploration and development budgets that are substantially greater than ours, which may adversely affect our ability to compete with these companies. Competitors may be able to pay more for productive oil and gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit.  Our ability to increase reserves in the future will depend on our success at selecting and acquiring suitable properties and prospects for future development and exploration activities.

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

In the event we conduct operations on federal, state or American Indian oil and gas leases, our operations may be required to comply with additional regulatory restrictions, including various nondiscrimination statutes, royalty and related valuation requirements and on-site security regulations, and other appropriate permits issued by the Bureau of Land Management (“BLM”) or other relevant federal or state agencies.

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

We do not believe that the cost of compliance with applicable environmental laws and regulations has been material to our operations and do not expect such costs to be material during 2016.  Nevertheless, changes in existing environmental laws and regulations or in the re-interpretation of enforcement policies could have a significant impact on our operations, as well as the oil and gas industry in general.  For instance, any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or clean-up requirements, or drilling, completion, construction or water management activities could have an adverse impact on our operations.

The following is a summary of the more significant existing environmental and worker health and safety laws and regulations, as amended from time to time, to which our business operations are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

Hazardous substances and wastes.  The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment.  Despite the “petroleum exclusion” of Section 101(14) of CERCLA, which applies to crude oil and natural gas, we may nonetheless handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred.  Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.  We are able to control directly the operation of only those wells with respect to which we act as operator.  Notwithstanding our lack of direct control over wells operated by others, the failure of an operator other than us to comply with applicable environmental regulations may, in certain circumstances, be attributed to us.  We are not aware of any liabilities for which we may be held responsible that would materially and adversely affect us.

The Resource Conservation and Recovery Act (“RCRA”) and analogous state laws impose detailed requirements for the handling, storage, treatment and disposal of hazardous and non-hazardous wastes.  RCRA specifically excludes drilling fluids, produced waters and other wastes associated with the exploration, development or production of crude oil, natural gas or geothermal energy from regulation as hazardous wastes.  However, these wastes may be regulated by the U.S. Environmental Protection Agency (the “EPA”) or state agencies as non-hazardous wastes. In addition, it is possible that certain oil and gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. For example, from time to time environmental groups have petitioned the EPA to remove RCRA’s exemption for exploration and production-related wastes.  Moreover, many ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils may be regulated as hazardous wastes if such wastes have hazardous characteristics.  Although the costs of managing hazardous waste may be significant, we do not believe that our costs in this regard are materially more burdensome than those for similarly situated companies.

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

Air emissions.  The Clean Air Act and comparable state laws and regulations impose restrictions on emissions of air pollutants from various industrial sources, including compressor stations and natural gas processing facilities, and also impose various monitoring and reporting requirements.  Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limits or utilize specific emission control technologies to limit emissions.  For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”) for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. In addition, in 2012, the EPA issued federal regulations requiring the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. Compliance with these or other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs, which could adversely impact our business. However, we believe our operations will not be materially adversely affected by any such requirements, and the requirements are not expected to be any more burdensome to us than to other similarly situated companies involved in oil and natural gas exploration and production activities.

Water discharges.  The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws and regulations impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States as well as state waters.  The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency.  Pursuant to these laws and regulations, we may be required to obtain and maintain approvals or permits for the discharge of wastewater or storm water from our operations and may be required to develop and implement spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” in connection with on-site storage of significant quantities of oil, including refined petroleum products. We maintain all required discharge permits necessary to conduct our operations, and we believe we are in substantial compliance with their terms. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. In September 2015, new EPA and U.S. Army Corp of Engineers (the “Corps”) rules defining the scope of the EPA’s and the Corp’s jurisdiction became effective. To the extent the rule expands the scope of the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. The rule has been challenged in court on the grounds that it unlawfully expands the reach of Clean Water Act programs, and implementation of the rule has been stayed pending resolution of the court challenge. The process for obtaining permits has the potential to delay the development of natural gas and oil projects. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.  In addition, the United States Oil Pollution Act of 1990 (“OPA”) and similar legislation enacted in Texas, Louisiana and other coastal states impose oil spill prevention and control requirements and significantly expand liability for damages resulting from oil spills.  The OPA imposes strict and, with limited exceptions, joint and several liabilities upon each responsible party for oil spill response and removal costs and a variety of public and private damages.

Subsurface injections. Fluids associated with oil and natural gas production, consisting primarily of salt water, are disposed by injection in belowground disposal wells. These disposal wells are regulated pursuant to the Underground Injection Control (“UIC”) program established under the federal Safe Drinking Water Act (“SDWA”) and analogous state laws. The UIC program requires permits from the EPA or an analogous state agency for the construction and operation of disposal wells, establishes minimum standards for disposal well operations, and restricts the types and quantities of fluids that may be disposed. While we believe that our disposal well operations substantially comply with requirements under the UIC program, a change in disposal well regulations or the inability to obtain permits for new disposal wells in the future may affect our ability to dispose of salt water and ultimately increase the cost of our operations. For example, there exists a growing concern that the injection of saltwater and other fluids into belowground disposal wells triggers seismic activity in certain areas, including Texas, where we operate. In response to these concerns, in October 2014, the Texas Railroad Commission (“TRC”) published a final rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the TRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well. In addition, Oklahoma has taken numerous regulatory actions in response to concerns related to the operation of saltwater disposal wells and induced seismicity. These requirements include volumetric limits for wastewater disposal wells, enhanced monitoring and recordkeeping, and requirements to reduce the depth of, or “plug back,” existing disposal wells. Restriction on the volumes permissible for injection or a lack of waste disposal sites could cause us to delay, curtail or discontinue our exploration and development plans. Increased costs associated with the transportation and disposal of produced water, including the cost of complying with regulations concerning produced water disposal, such as requirements to monitor or plug back disposal wells, may reduce our profitability. These developments may result in additional levels of regulation, or increased complexity and costs with respect to existing regulations, that could lead to operational delays or increased operating and compliance costs, which could have a material adverse effect on our business, results of operations, cash flows or financial condition.

Climate change.  The EPA has determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes.  Based on these findings, the EPA adopted regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for greenhouse gases from certain large stationary sources that are already potential major sources of principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their greenhouse gas emissions also will be required to meet “best available control technology” standards that typically will be established by the states.  The EPA has also adopted rules requiring the annual reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including certain onshore oil and natural gas production facilities. More recently, in December 2015, the EPA finalized rules that added new sources to the scope of the green house gas (“GHG”) monitoring and reporting rule. These new sources include gathering and boosting facilities as well as completions and workovers from hydraulically fractured oil wells. The revisions also include the addition of well identification reporting requirements for certain facilities. These changes to the EPA’s GHG emissions reporting rule could result in increased compliance costs.

The EPA and other federal agencies have also taken steps to regulate methane emissions from the oil and natural gas industry. For example, in August 2015, the EPA announced proposed rules that would establish new air emission controls for emissions of methane from certain equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. The EPA’s proposed rule package includes first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions. The BLM also proposed new rules in January 2016 which seek to limit methane emissions from new and existing oil and gas operations on federal lands. The proposal would limit venting and flaring of gas, impose leak detection and repair requirements on wellsite equipment and compressors, and also require the installation of new controls on pneumatic pumps, and other activities at the wellsite such as downhole well maintenance and liquids unloading and drilling workovers and completions to reduce leaks of methane. Compliance with these proposed rules will require enhanced record-keeping practices, the purchase of new equipment such as optical gas imaging instruments to detect leaks, and increased frequency of maintenance and repair activities to address emissions leakage. The rules will also likely require hiring additional personnel to support these activities or the engagement of third party contractors to assist with and verify compliance. These new and proposed rules could result in increased compliance costs on our operations.

While the United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases, in the absence of such legislation, a number of state and regional efforts have emerged that are aimed at tracking or reducing emissions of greenhouse gases, primarily through regional greenhouse gas cap and trade programs.  Most of these cap and trade programs work by requiring major sources of emissions to acquire and surrender emission allowances. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse emissions would impact our business, any such future laws and regulations that require reporting of greenhouse gases or otherwise limit emissions of greenhouse gases from our equipment and operations could require us to incur costs to monitor and report on greenhouse gas emissions or reduce emissions of greenhouse gases associated with our operations, and such requirements could adversely affect demand for the oil and natural gas that we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

Hydraulic fracturing.  Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations.  The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into the target formation to fracture the surrounding rock and stimulate production.  We commonly use hydraulic fracturing as part of our operations.  Hydraulic fracturing typically is regulated by state oil and natural gas commissions or other similar state agencies, but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has taken the following actions and issued: guidance under the SDWA for hydraulic fracturing activities involving the use of diesel fuel; final regulations under the Clean Air Act governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; an advanced notice of proposed rulemaking in March 2014 under the Toxic Substances Control Act that would require companies to disclose information regarding the chemicals used in hydraulic fracturing; and proposed rules in April 2015 to prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. In addition, the BLM finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands. The U.S. District Court of Wyoming has temporarily stayed implementation of this rule. A final decision has not yet been issued.

Certain governmental reviews are also underway that focus on environmental aspects of hydraulic fracturing practices.  The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. In addition, in June 2015, the EPA released its draft report on the potential impacts of hydraulic fracturing on drinking water resources, which concluded that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water resources in the United States, although there are above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water resources. The draft report is expected to be finalized after a public comment period and a formal review by the EPA’s Science Advisory Board.  These ongoing or any future studies could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms.

From time to time, Congress has considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, several states, including Texas and New Mexico, where we conduct operations, have adopted and other states are considering adopting legal requirements that could impose more stringent permitting, chemical disclosure and well construction requirements on hydraulic fracturing activities. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.

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

Endangered species.  The federal Endangered Species Act (“ESA”) and analogous state laws regulate activities that could have an adverse effect on threatened or endangered species or their critical habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act.  Some of our well drilling operations are conducted in areas where protected species are known to exist.  In these areas, we may be obligated to develop and implement plans to avoid potential adverse impacts to protected species, and we may be prohibited from conducting drilling operations in certain locations or during certain seasons, such as breeding and nesting seasons, when our operations could have an adverse effect on protected species.  It is also possible that a federal or state agency could order a complete halt to drilling activities in certain locations if it is determined that such activities may have a serious adverse effect on a protected species.  The presence of a protected species in areas where we perform drilling activities could impair our ability to timely complete well drilling and development and could adversely affect our future production from those areas. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service (“FWS”) is required to make a determination on the listing of numerous species as endangered or threatened under the ESA by no later than completion of the agency’s 2017 fiscal year. For example, in March 2014, the FWS announced the listing of the lesser prairie chicken, whose habitat is over a five-state region, including Texas and New Mexico, where we conduct operations, as a threatened species under the ESA. However, this listing has been challenged in the courts and, in September 2015, the U.S. District Court for the Western District of Texas vacated the FWS’s listing of the lesser prairie chicken finding that the FWS failed to consider existing conservation efforts. We cannot predict the outcome of this litigation. The designation of previously unprotected species, including the lesser prairie chicken, as threatened or endangered in areas where we operate could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration and production activities that could have an adverse effect on our ability to develop and produce reserves.

Pipeline safety.  Some of our pipelines are subject to regulation by the U.S. Department of Transportation (the “DOT”) under the Pipeline Safety Improvement Act of 2002, which was reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, and further amended by the Pipeline Safety, Regulation Certainty, and Job Creation Act of 2011 (the “2011 Pipeline Safety Act amendments”). The DOT, through the Pipeline and Hazardous Materials Safety Administration, has established a series of rules that require pipeline operators to develop and implement integrity management programs for gas and hazardous liquids transmission pipelines that, in the event of a failure, could affect “high consequence areas.” “High consequence areas” are currently defined to include areas with specified population densities, buildings containing populations with limited mobility, areas where people may gather along the route of a pipeline (such as athletic fields or campgrounds), environmentally sensitive areas and commercially navigable waterways. Under the DOT’s regulations, integrity management programs are required to include baseline assessments to identify potential threats to each pipeline segment, implementation of mitigation measures to reduce the risk of pipeline failure, periodic reassessments, reporting and recordkeeping.  These regulatory requirements may be expanded in the future upon completion of studies required by the 2011 Pipeline Safety Act amendments. In addition, noncompliance with pipeline safety laws and regulations can result in the imposition of significant fines and penalties.

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

Title to Properties

As is customary in the oil and gas industry, we perform a minimal title investigation before acquiring undeveloped properties.  A title opinion is obtained prior to the commencement of drilling operations on such properties.  We have obtained title opinions on substantially all of our producing properties and believe that we have satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry.  These title investigations and title opinions, while consistent with industry standards, may not reveal existing or potential title defects, encumbrances or adverse claims as we are subject from time to time to claims or disputes regarding title to properties.  Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens that we believe do not materially interfere with the use of or affect the value of such properties. Substantially all of our oil and gas properties are currently mortgaged to secure borrowings under the revolving credit facility and the term loan credit facility and may be mortgaged under any future credit facilities entered into by us.

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

Executive Officers

The following is a list, as of March 24, 2016 of the name, age and position with the Company of each person who is an executive officer of the Company:

CLAYTON W. WILLIAMS, JR., age 84, is Chairman of the Board, Chief Executive Officer and a director of the Company, having served in such capacities since September 1991.  Prior to March 2015, Mr. Williams also served as President of the Company. For more than the past ten years, Mr. Williams has also been the chief executive officer and a director of certain other entities that are controlled directly or indirectly by Mr. Williams.  Mr. Williams beneficially owns, either individually or through his affiliates, 25.5% of the outstanding shares of our common stock.

MEL G. RIGGS, age 61, is President of the Company, having served in such capacity since March 2015. Previously, Mr. Riggs served as Executive Vice President and Chief Operating Officer since January 2011.  Prior to that, Mr. Riggs had served as Senior Vice President — Finance and Chief Financial Officer of the Company since 1991.  Mr. Riggs has also served as a director of the Company since May 1994.

MICHAEL L. POLLARD, age 66, is Senior Vice President — Finance and Chief Financial Officer of the Company, having served in such capacity since January 2011.  Prior to that, Mr. Pollard had served as Vice President — Accounting of the Company since 2003.

RONALD D. GASSER, age 57, is Vice President — Engineering of the Company, having served in such capacity since October 2012. Prior to that, Mr. Gasser had served as Engineering Manager of the Company since 2006.

JOHN F. KENNEDY, age 51, is Vice President — Drilling and Operations of the Company, having served in such capacity since October 2012. Prior to that, Mr. Kennedy had served as Drilling Manager of the Company since 1998.

ROBERT C. LYON, age 79, is Vice President — Gas Gathering and Marketing of the Company, having served in such capacity since 1993.

SAMUEL L. LYSSY, JR., age 54, is Vice President — Exploration of the Company, having served in such capacity since October 2012. Prior to that, Mr. Lyssy had served as Exploration Manager of the Company since 1995.

PATRICK C. REESBY, age 63, is Vice President — New Ventures of the Company, having served in such capacity since 1993.

ROBERT L. THOMAS, age 59, is Vice President — Accounting and Principal Accounting Officer of the Company, having served in such capacity since January 2011.  Prior to that, Mr. Thomas had served as General Accounting Manager of the Company since 2003.

T. MARK TISDALE, age 59, is Vice President and General Counsel of the Company, having served in such capacity since 1993.

GREGORY S. WELBORN, age 42, is Vice President — Land of the Company, having served in such capacity since 2006.  Mr. Welborn is the son-in-law of Clayton W. Williams, Jr.

Employees

At December 31, 2015, we had 264 full-time employees, of which 30 were employed by Desta Drilling.  None of our employees are subject to a collective bargaining agreement.  In our opinion, relations with employees are good.

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

Oil and gas prices are volatile. Since the second half of 2014, there has been a substantial decline in commodity prices, which has significantly affected, and in the future may adversely affect, our financial condition, liquidity, results of operations, cash flows, access to the capital markets and ability to grow.

Our revenues, operating results, liquidity, cash flows, profitability and value of proved reserves depend substantially upon the market prices of oil and gas.  Since the second half of 2014, commodity prices have declined precipitously as a result of several factors, including increased worldwide supplies, a stronger U.S. dollar, weather factors, strong competition among oil producing countries for market share and decreased demand in emerging markets, such as China. Specifically, WTI prices have declined from a monthly average of $101.68 per barrel in June 2014 to a monthly average of $28.77 per barrel in January 2016. The Henry Hub spot market price of natural gas has declined from a monthly average of $4.77 per MMBtu in March 2014 to a monthly average of $2.27 per MMBtu in January 2016. These depressed commodity prices adversely affected our 2015 financial condition and results of operations and contributed to a reduction in our anticipated future capital expenditures. In addition, this decline in commodity prices has adversely impacted our estimated proved reserves and resulted in substantial impairments to our oil and natural gas properties during 2015.

Commodity prices affect our cash flows available for capital expenditures and our ability to access funds under the revolving credit facility and through the capital markets.  The amount available for borrowing under the revolving credit facility is subject to a borrowing base, which is determined at least semi-annually by our lenders taking into account the estimated value of our proved reserves and is subject to periodic redeterminations based on pricing models determined by the lenders at such time.  Declines in commodity prices have historically adversely affected the estimated value of our proved reserves and, in turn, the market values used by our lenders in determining our borrowing base.  If commodity prices continue to decline in the future, the decline could have further and more severe adverse effects on our reserves and borrowing base.

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

Our business is capital intensive and requires us to spend substantial amounts of capital for exploration and development activities.  Low product price environments such as the downturn in oil prices that we are currently experiencing, as well as operating difficulties and other factors, many of which are beyond our control, may cause our revenues and cash flows from operating activities to decrease and may limit our ability to internally fund our exploration and development activities.  After utilizing our available sources of financing, we may be forced to raise additional debt or equity proceeds to fund such capital expenditures. We cannot give assurance that additional debt or equity financing will be available on terms acceptable to us, or that cash flows provided by operations will be sufficient to meet our capital expenditures requirements.

Our limited capital expenditures and drilling program, when coupled with a sustained depression in oil and natural gas prices, will significantly reduce our cash flow and constrain future drilling, which could have a material adverse effect on our business, financial condition or results of operations.

Historically, we have made substantial capital expenditures for the exploration and development of oil and natural gas reserves. Due to the continued downturn in commodity prices, we initially suspended drilling operations in 2015 and later reinstituted a limited two-rig drilling program before suspending drilling operations in September 2015 due to another decline in commodity prices. The combination of lower prices and the suspension or reduction of our drilling operations has resulted in reduced production and operating cash flows in 2015. A sustained depression in oil and natural gas prices combined with reduced production and accompanying lower cash flows will adversely affect our business, financial condition or results of operations.

We have substantial indebtedness.  Our leverage and the covenants in our debt agreements could negatively impact our financial condition, liquidity, results of operations and business prospects.

As of December 31, 2015, the principal amount of our outstanding consolidated debt was approximately $749.8 million, which included $150 million outstanding under the revolving credit facility and $599.8 million in outstanding principal amount of 7.75% Senior Notes due 2019 (the “2019 Senior Notes”), net of unamortized discount.  In March 2016, we amended our revolving credit facility and reduced the borrowing base and aggregate lender commitments from $450 million to $100 million and entered into a new term loan credit facility providing for the issuance of term loans in the principal amount of $350 million. Following the Refinancing, our pro forma indebtedness at December 31, 2015 was approximately $933 million, consisting of $333.2 million, net of $16.8 million original issue discount, under the term loan credit agreement and $599.8 million in outstanding principal amount of the 2019 Senior Notes, net of unamortized discount. The revolving credit facility, the term loan credit agreement and the indenture governing the 2019 Senior Notes (the “Indenture”) each impose significant restrictions on our ability to take certain actions, including our ability to incur additional indebtedness, sell certain assets, merge, make investments or loans, issue redeemable or preferred stock, pay distributions or dividends, create liens, guarantee other indebtedness and enter into new lines of business.

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

•	place us at a disadvantage compared to similar companies in our industry that have less leverage; and

•	make us more vulnerable to economic downturns and adverse developments in our business.

A higher level of debt will increase the risk that we may default on our financial obligations.  Our ability to meet our debt obligations and other expenses will depend on our future performance.  Our future performance will be affected by oil and gas prices, financial, business, domestic and worldwide economic conditions, governmental and environmental regulations and other factors, many of which we are unable to control.  Under current commodities pricing, we expect that we will be in compliance with all financial covenants through 2016.  Further deterioration in commodities pricing, however, could result in non-compliance and cause us to seek to negotiate revisions to our loan covenants, which relief may not be obtainable from our bank lenders. If our cash flows are not sufficient to service our debt, we may be required to refinance the debt, sell assets or sell shares of our stock on terms that we do not find attractive, if these options are available at all.

We cannot be certain that funding will be available to the extent required to fund our development and other operations.

Until recently, our primary source of incremental funding for development and operations was our revolving credit facility with a group of banks. During 2015, due to low commodity prices, together with our high levels of indebtedness, we became concerned that, in the absence of a significant improvement in prices, the banks would likely seek to impose significantly tighter restrictions on our ability to access funds under this facility. To address this concern, we entered into the Refinancing transaction in March 2016, allowing us to (1) fully repay outstanding borrowings under the revolving credit facility and reduce aggregate lender commitments under the facility from $450 million to $100 million, (2) significantly ease financial covenants, and (3) add approximately $180 million of cash to our balance sheet.

If funding under our revolving credit facility becomes unavailable or limited, we may need to seek additional funding in order to finance our development and operations. This additional or replacement financing may not be available as needed, or may be available only in limited amounts and on more expensive or otherwise unfavorable terms. In such a scenario, we may be unable to implement a drilling plan to replace or increase our reserves, take other measures to enhance our existing business, or pursue business opportunities or respond to competitive pressures, and our production, revenues and results of operations could be adversely affected.

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

To achieve more predictable cash flows and to reduce our exposure to adverse fluctuations in the prices of oil and gas, we have entered into and may in the future enter into hedging transactions for a portion of our expected oil and gas production.  These transactions could result in both realized and unrealized hedging losses. Conversely, if we do not enter into hedging transactions and product prices for our oil and gas production decline significantly during any unhedged production periods, we may realize a material reduction in our operating margins. The prolonged effects of lower operating margins on our business are significant since they reduce our cash flow from operations and diminish the present value of our oil and gas reserves.

The extent of our commodity price exposure is related largely to the effectiveness and scope of our derivative transactions.  For example, the derivative instruments we utilize are primarily based on NYMEX futures prices, which may differ significantly from the actual crude oil and gas prices we realize in our operations.  Furthermore, we have adopted a policy that requires, and the revolving credit facility and the term loan credit facility also mandate, that we enter into derivative transactions related to only a portion of our expected production volumes and, as a result, we will continue to have direct commodity price exposure on the portion of our production volumes not covered by these derivative transactions.

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

The estimated proved reserve information is based upon reserve reports prepared by independent engineers.  From time to time, estimates of our reserves are also made by the lenders under the revolving credit facility in establishing the borrowing base under the revolving credit facility and by our engineers for use in developing business plans and making various decisions.  Such estimates may vary significantly from those of the independent engineers and have a material effect upon our business decisions and available capital resources.

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

In addition, as of December 31, 2015, a significant portion of our proved reserves was derived from the Wolfcamp formation in the Delaware Basin and the Austin Chalk and Eagle Ford formations in the Giddings Area. This concentration of assets within a few producing horizons exposes us to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within a field.

Our proved undeveloped locations are scheduled to be drilled over several years, subjecting us to uncertainties that could materially alter the occurrence or timing of our drilling activities.

We have assigned proved undeveloped reserves to certain of our drilling locations as an estimation of our future multi-year development activities on our existing acreage.  These identified locations represent a significant part of our growth strategy. At December 31, 2015, our estimated proved undeveloped reserves were 22% of total estimated proved reserves.  Our ability to drill and develop these locations is subject to a number of uncertainties, including (1) our ability to timely drill wells on lands subject to complex development terms and circumstances; (2) the availability of capital, equipment, services and personnel; (3) seasonal conditions; (4) regulatory and third-party approvals; (5) oil and gas prices; and (6) drilling and completion costs and results. Because of these uncertainties, we may defer drilling on, or never drill, some or all of these potential locations.  If we defer drilling more than five years from the date proved undeveloped reserves were first assigned to a drilling location, we may be required under SEC guidelines to downgrade the category of the applicable reserves from proved undeveloped to probable.  Any reclassification of reserves from proved undeveloped to probable could reduce our ability to borrow money and could reduce the value of our debt and equity securities. In 2015, we reclassified 9,561 MBOE of reserves from proved undeveloped to probable as a result of this five-year development rule.

We may reclassify proved undeveloped reserves to unproved due to our inability to commit sufficient capital within the required five-year development window, which could adversely affect the value of our properties.

The SEC generally requires that any undrilled location can be classified as a proved undeveloped reserve only if a development plan has been adopted indicating that the location is scheduled to be drilled within five years. Our recent reduction of our drilling program in response to depressed oil and natural gas prices is likely to impact our ability to develop proved undeveloped reserves within such five-year period. If we continue our limited drilling plan over a significant period of time or our future access to capital resources is limited, we will also likely further delay our development of our proved undeveloped reserves or ultimately suspend such development which could result in the reclassification of a significant amount of our proved undeveloped reserves as probable or possible reserves. A significant reclassification of proved undeveloped reserves could adversely affect the value of our properties.

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

Generally, our oil and gas exploration activities pose a higher economic risk to us than our development activities. Exploration activities involve the drilling of wells in areas where there is little or no known production. Development activities relate to increasing oil or gas production from an area that is known to be productive by drilling additional wells, working over and recompleting existing wells and other production enhancement techniques. Exploration projects are identified through subjective analysis of geological and available geophysical data, including the use of 3-D seismic and other available technology. By comparison, the identification of development prospects is significantly based upon existing production surrounding or adjacent to the proposed drilling site.

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

Drilling oil and gas wells, including development wells, involves numerous risks, including the risk that we may not encounter economically productive oil or gas reservoirs. We may not recover all or any portion of our investment in new wells. The presence of unanticipated pressures or irregularities in formations, miscalculations or accidents may cause our drilling activities to be unsuccessful and result in a total loss of our investment. In addition, we are often uncertain as to the future cost or timing of drilling, completing and operating wells. Further, our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

•	unexpected drilling conditions;

•	title problems;

•	pressure or irregularities in formations;

•	equipment failures or accidents;

•	adverse weather conditions;

•	compliance with environmental and other governmental requirements, which may increase our costs or restrict our activities; and

•	costs of, or shortages or delays in the availability of, drilling rigs, tubular materials and equipment and services or crews.

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

Our ongoing business strategy includes growing our reserves and drilling inventory through acquisitions.  Acquired properties can be subject to significant unknown liabilities. Prior to completing an acquisition, it is generally not feasible to conduct a detailed review of each individual property to be acquired.  Even a detailed review or inspection of each property may not reveal all existing or potential liabilities associated with owning or operating the property. Moreover, some potential liabilities, such as environmental liabilities including groundwater contamination, may not be discovered even when a review or inspection is performed.

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

We have never paid any cash dividends on our common stock, and the Board does not currently anticipate paying any cash dividends to our stockholders in the foreseeable future.  We currently intend to retain all future earnings to fund the development and growth of our business.  Any payment of future dividends will be at the discretion of the Board and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the Board deems relevant.  Covenants contained in the revolving credit facility, the term loan credit facility and the Indenture restrict the payment of dividends.  Investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

Our industry is highly competitive.

Competition in all areas of our operations is intense. We experience competition from major and independent oil and gas companies and oil and gas syndicates in bidding for desirable oil and gas properties, as well as in acquiring the equipment, data and labor required to operate and develop such properties. A number of our competitors have financial resources and acquisition, exploration and development budgets that are substantially greater than ours, which may adversely affect our ability to compete with these companies. Competitors may be able to pay more for productive oil and gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to increase reserves in the future will depend on our success at selecting and acquiring suitable properties and prospects for future development and exploration activities.

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

Clayton W. Williams, Jr., age 84, beneficially owns, either individually or through his affiliates, 25.5% of the outstanding shares of our common stock. Mr. Williams is also Chairman of the Board and Chief Executive Officer.  As a result, Mr. Williams has significant influence in matters voted on by our shareholders, including the election of the Board members, and in other facets of our business.

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

The EPA has determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. Based on these findings, the EPA adopted regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act that, among other things, establish PSD construction and Title V operating permit reviews for greenhouse gases from certain large stationary sources that are already potential major sources of principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their greenhouse gas emissions also will be required to meet “best available control technology” standards that typically will be established by the states. The EPA has also adopted rules requiring the annual reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including certain onshore oil and natural gas production facilities. More recently, in December 2015, the EPA finalized rules that added new sources to the scope of the GHG monitoring and reporting rule. These new sources include gathering and boosting facilities as well as completions and workovers from hydraulically fractured oil wells. The revisions also include the addition of well identification reporting requirements for certain facilities. These changes to the EPA’s GHG emissions reporting rule could result in increased compliance costs.

The EPA and other federal agencies have also taken steps to regulate methane emissions from the oil and natural gas industry. For example, in August 2015, the EPA announced proposed rules that would establish new air emission controls for emissions of methane from certain equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. The EPA’s proposed rule package includes first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions. The BLM also proposed new rules in January 2016 which seek to limit methane emissions from new and existing oil and gas operations on federal lands. The proposal would limit venting and flaring of gas, impose leak detection and repair requirements on wellsite equipment and compressors, and also require the installation of new controls on pneumatic pumps, and other activities at the wellsite such as downhole well maintenance and liquids unloading and drilling workovers and completions to reduce leaks of methane. Compliance with these proposed rules will require enhanced record-keeping practices, the purchase of new equipment such as optical gas imaging instruments to detect leaks, and increased frequency of maintenance and repair activities to address emissions leakage. The rules will also likely require hiring additional personnel to support these activities or the engagement of third party contractors to assist with and verify compliance. These new and proposed rules could result in increased compliance costs on our operations.

In addition, from time to time Congress has considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases, primarily through regional greenhouse gas cap and trade programs.  Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.

The adoption of legislation or regulatory programs to reduce emission of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emission detection and control systems, to acquire emission allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and gas we produce.  Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. We commonly use hydraulic fracturing as part of our operations. Hydraulic fracturing typically is regulated by state oil and natural gas commissions or other similar state agencies, but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has taken the following actions and issued: guidance under the SDWA for hydraulic fracturing activities involving the use of diesel fuel; final regulations under the Clean Air Act governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; an advanced notice of proposed rulemaking in March 2014 under the Toxic Substances Control Act that would require companies to disclose information regarding the chemicals used in hydraulic fracturing; and proposed rules in April 2015 to prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. In addition, the BLM finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands. The U.S. District Court of Wyoming has temporarily stayed implementation of this rule. A final decision has not yet been issued.

Certain governmental reviews are also underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. In addition, in June 2015, the EPA released its draft report on the potential impacts of hydraulic fracturing on drinking water resources, which concluded that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water resources in the United States, although there are above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water resources. The draft report is expected to be finalized after a public comment period and a formal review by the EPA’s Science Advisory Board. These ongoing or any future studies could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms.

From time to time, Congress has considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, several states, including Texas and New Mexico, where we conduct operations, have adopted and other states are considering adopting legal requirements that could impose more stringent permitting, chemical disclosure and well construction requirements on hydraulic fracturing activities. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.

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

Item 1B -                    Unresolved Staff Comments

In September 2015, we received comments from the staff of the Division of Corporation Finance of the SEC (the “Staff”) on our Annual Report on Form 10-K for the year ended December 31, 2014. We have since responded to those comments and follow-on Staff comments in correspondence and telephone conferences with the Staff. The most significant of these comments have focused on our historical recognition of proved undeveloped reserves and our related internal controls regarding our reserves recognition practices. In light of the timing of the filing of this Form 10-K, we proposed to address the Staff comments in this filing. The Company believes it has responded to all of the Staff’s comments made to date in this 2015 Form 10-K, but we have not been notified that the Staff’s review has been completed.

Item 2 -                             Properties

Our properties consist primarily of oil and gas wells and our ownership in leasehold acreage, both developed and undeveloped.  At December 31, 2015, we had interests in 3,168 gross (1,444.4 net) oil and gas wells and owned leasehold interests in approximately 629,000 gross (364,000 net) undeveloped acres.

Oil and Gas Reserves

Total Proved Reserves

The following table sets forth our estimated quantities of proved reserves as of December 31, 2015, all of which are located within the United States.

	Proved Reserves(a)
		Natural Gas	Natural	Total Oil
	Oil	Liquids	Gas	Equivalents(b)
Reserve Category	(MBbls)	(MBbls)	(MMcf)	(MBOE)
Developed	25,349	4,266	39,987	36,280
Undeveloped	7,727	1,202	8,160	10,289
Total Proved	33,076	5,468	48,147	46,569
______

(a)	None of our oil and gas reserves are derived from non-traditional sources.

(b)	Natural gas reserves have been converted to oil equivalents at the ratio of six Mcf of gas to one Bbl of oil.

The present value of our future net cash flows from proved reserves, before deductions for estimated future income taxes, discounted at 10% (“PV-10”), totaled $407.4 million at December 31, 2015, which is net of $35.4 million of present value of estimated net abandonment costs.  The commodity prices used to estimate proved reserves and their related PV-10 at December 31, 2015 were based on the 12-month unweighted arithmetic average of the first-day-of-the-month prices for the period from January 2015 through December 2015.  The benchmark average prices for 2015 were $50.28 per barrel of oil and $2.58 per MMBtu of natural gas.  These benchmark average prices were further adjusted for quality, energy content, transportation fees and other price differentials specific to our properties, resulting in an average adjusted price of $45.75 per barrel of oil, $15.84 per barrel of NGL and $2.52 per Mcf of natural gas over the remaining life of our proved reserves.  Operating costs were not escalated.

Adjustments to benchmark average prices, which are generally referred to as price differentials, were computed on a property-by-property basis by comparing historical first-day-of-the-month benchmark prices for oil and natural gas to the historical prices for oil, NGL and natural gas actually received by us. Historical price differentials vary by property based on each property’s production and marketing situation and include:

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

Price differentials per barrel of oil and NGL and per Mcf of natural gas are subject to change and may vary materially in the future from the computed price differentials at December 31, 2015. Adverse changes in our price differentials could reduce our cash flow from operations and the PV-10 of our proved reserves.

PV-10 is not a generally accepted accounting principle (“GAAP”) financial measure, but we believe it is useful as a supplemental disclosure to the standardized measure of discounted future net cash flows presented in our consolidated financial statements.  To compute our standardized measure of discounted future net cash flows at December 31, 2015, we began with the PV-10 of our proved reserves, which is net of $35.4 million of the present value of our net abandonment costs, and deducted the present value of estimated future income taxes of $16.8 million, discounted at 10%.  At December 31, 2015, our standardized measure of discounted future net cash flows totaled $390.6 million.  While the standardized measure of discounted future net cash flows is dependent on the unique tax situation of each company, the PV-10 of proved reserves is based on prices and discount factors that are consistent for all companies and can be used within the industry and by securities analysts to evaluate proved reserves on a more comparable basis.

The following table summarizes certain information as of December 31, 2015 regarding our estimated proved reserves in each of our principal producing areas.

	Proved Reserves						PV-10 as a
		Natural Gas	Natural	Total Oil	Percent of	PV-10 of	Percentage of
	Oil (MBbls)	Liquids (MBbls)	Gas (MMcf)	Equivalents(a) (MBOE)	Total Oil Equivalents	Proved Reserves	Proved Reserves
						(In thousands)
Permian Basin Area:
Delaware Basin	15,364	2,338	17,990	20,700	44.5%	$147,279	36.2%
Other	7,813	2,354	18,447	13,242	28.4%	88,852	21.8%
Austin Chalk	4,633	444	5,164	5,938	12.8%	70,494	17.3%
Eagle Ford Shale	4,951	296	1,242	5,454	11.7%	95,776	23.5%
Other	315	36	5,304	1,235	2.6%	4,968	1.2%
Total	33,076	5,468	48,147	46,569	100.0%	$407,369	100.0%
______

(a)	Natural gas reserves have been converted to oil equivalents at the ratio of six Mcf of gas to one Bbl of oil.

The following table summarizes changes in our estimated proved reserves during 2015.

Proved
Reserves
(MBOE)
As of December 31, 2014	75,430
Extensions and discoveries	3,542
Revisions	(26,158)
Sales of minerals-in-place	(472)
Production	(5,773)
As of December 31, 2015	46,569

Extensions and discoveries.  Extensions and discoveries in 2015 added 3,542 MBOE of proved reserves, replacing 61% of our 2015 production.  These additions resulted primarily from our Delaware Basin program.  Of the total reserve additions, proved developed reserves accounted for 2,648 MBOE, while the remaining 894 MBOE were proved undeveloped reserves.

Revisions.  The 26,158 MBOE of net downward revisions in proved reserves resulted from a combination of (1) reclassifications of 9,561 MBOE of proved undeveloped reserves to probable reserves due solely to the SEC five-year development rule, (2) net upward revisions of 11,963 MBOE related primarily to performance in our Delaware Basin program and (3) downward revisions of 28,560 MBOE related to the effects of lower commodity prices on the estimated quantities of proved reserves.

Sales of minerals-in-place.  We sold our interests in certain selected leases and wells in South Louisiana in September 2015 resulting in a decrease of 472 MBOE.

Proved Undeveloped Reserves

Summary of changes in proved undeveloped reserves

The following table summarizes changes in our estimated proved undeveloped reserves during 2015.

Proved
Undeveloped
Reserves
(MBOE)
As of December 31, 2014	33,191
Extensions and discoveries	894
Revisions	(21,610)
Reclassified to proved developed	(2,186)
As of December 31, 2015	10,289

We added 894 MBOE of proved undeveloped reserves from extensions and discoveries related to Delaware Basin drilling locations. Net downward revisions of 21,610 MBOE resulted primarily from the combination of (1) reclassification of 9,561 MBOE of proved undeveloped reserves to probable reserves due solely to the SEC five-year development rule, (2) net upward revisions of 7,968 MBOE related to performance in our Delaware Basin program and (3) downward revisions of 20,017 MBOE related to the effects of lower commodity prices on the estimated quantities of proved reserves. We also converted 2,186 MBOE, or 6.6%, of our proved undeveloped reserves at December 31, 2014 to proved developed reserves at a cost of approximately $45 million.

Scheduled versus actual conversions of proved undeveloped reserves in 2015

As a result of the significant downturn in commodity prices commencing in late 2014, we indefinitely suspended new drilling operations in both of our core resource plays in early 2015 until we could better evaluate profit margins and returns on capital through a combination of higher or stabilized oil prices and lower capital costs. In early 2015, we continued to expect that conditions would improve to a degree that would enable us to resume drilling, including development of our proved undeveloped reserves, during the latter part of 2015. Based on this expectation as reported in our 2014 Form 10-K, we scheduled 18 PUD locations in our core areas to be drilled in 2015, representing 4,128 MBOE of proved undeveloped reserves, or 12% of our year-end 2014 PUD reserves, at an aggregate estimated development cost of $94.8 million. In July 2015, we resumed core drilling based on a rally in commodity prices during the second quarter of 2015, but as the downturn resumed and continued into the latter half of 2015, we once again suspended this program after drilling only three wells. Ultimately in 2015, we drilled nine of the 18 core area locations with PUD reserves aggregating 2,186 MBOE. The operators of an additional 18 non-operated PUD locations, representing 667 MBOE, or 2% of our year-end 2014 PUD reserves, chose to defer drilling these locations in 2015.

The principal factors that contributed to the lower than expected conversion of PUD locations in 2015 included:

•	Commodity prices in 2015 did not stabilize at a level that allowed us to increase capital spending to include all of the scheduled PUD locations originally scheduled for 2015 drilling.

•
Following the temporary resumption of our 2015 drilling operations as described above, we modified our drilling schedule based on prioritization factors such as field delineation, lease expirations and other factors, resulting in approximately half of our actual capital spending being allocated to unproved locations as opposed to PUD locations.

Scheduled PUD locations at year-end 2015

Under SEC rules, we may classify undrilled locations as having PUD reserves only if we have adopted a development plan indicating that those locations are scheduled to be drilled within five years, unless specific circumstances justify a longer time. We derive this development plan by first preparing a five-year projection of future sources and uses of funds as of each date of determination, giving consideration to many factors such as our expectations for commodity prices, oil and gas production, cash flow from operations, adequacy of liquidity and other financial resources, pre-drill well economics, and lease expirations, among others. Based on these financial projections, we classify those qualified undrilled locations that otherwise meet the criteria as PUD locations only to the extent we intend to develop those PUD reserves with expected available future capital sources within five years of first booking. Any other potential PUD locations that cannot be drilled within such five-year period are classified as probable reserves. Accordingly, all of our PUD reserves as of December 31, 2015 are scheduled for development within five years of first booking.

Our outlook for future oil and gas prices at year-end 2015 negatively impacted expectations for future cash flow sufficient to finance capital spending on PUD locations in the near term, and our prior year PUD development plan was revised accordingly. As a part of our assessment, we took into consideration the recently funded $350 million five-year term loan credit facility and related equity financing as providing a meaningful source of liquidity to supplement our cash flow from operations over the next two to three years. Considering the potential for an extended low product price environment, we did not schedule any PUD locations for drilling in 2016 or 2017. Based on our current long term outlook for improved commodity prices and our reasonable expectations for access to adequate financing required to fund future drilling, we scheduled estimated future capital spending for PUD development and related PUD reserves at year-end 2015, as follows: 2018 - $57.3 million and 4,251 MBOE; 2019 - $71.3 million and 5,430 MBOE; and 2020 - $7.1 million and 515 MBOE. Substantially all of these PUD locations are located in our core Delaware Basin play in Reeves County, Texas. An additional $0.8 million of estimated future capital spending and 93 MBOE of proved undeveloped reserves is attributable to our general partner interest in an affiliated partnership, which is proportionately consolidated in our financial statements. This assessment resulted in the downgrade of 9,561 MBOE of PUD reserves to probable reserves at year-end 2015. Almost half of these downgraded volumes related to the downgrade of all of our prior PUD locations in our Eagle Ford Shale properties. If commodity prices do not improve to acceptable levels, future assessments could result in a reduction in development capital expenditures and additional downgrades of proved undeveloped reserves.

Alternative pricing cases

In addition to the estimated proved reserves disclosed above in accordance with the commodities pricing required by the reserves rule (the “SEC Case”), the following table compares certain information regarding our SEC proved reserves to a Futures Pricing Case.

	Proved Reserves
		Natural Gas	Natural	Total Oil
	Oil	Liquids	Gas	Equivalents(a)
Pricing Cases	(MBbls)	(MBbls)	(MMcf)	(MBOE)	PV-10
					(In thousands)
SEC Case	33,076	5,468	48,147	46,569	$407,369
Futures Pricing Case	31,576	5,201	46,602	44,544	$420,569
______

(a)	Natural gas reserves have been converted to oil equivalents at the ratio of six Mcf of gas to one Bbl of oil.

Futures Pricing Case.  The Futures Pricing Case discloses our estimated proved reserves using future market-based commodities prices instead of the average historical prices used in the SEC Case.  Under the Futures Pricing Case, we used monthly futures contract prices, as quoted on the NYMEX on December 31, 2015, as benchmark prices for 2016 through 2020, and escalated prices at 3% per year for all subsequent years beginning 2021.  These benchmark prices were further adjusted for quality, energy content, transportation fees and other price differentials specific to our properties, resulting in weighted average adjusted prices of $56.17 per barrel of oil, $19.66 per barrel of NGL and $3.47 per Mcf of natural gas over the remaining life of the proved reserves. We escalated operating costs at 3% per year beginning 2016.

Reserve estimation procedures

Overview

We have established a system of internal controls over our reserve estimation process, which we believe provides us reasonable assurance that reserve estimates have been prepared in accordance with the SEC and Financial Accounting Standards Board (the “FASB”) standards.  These controls include oversight by trained technical personnel employed by us and by the use of qualified independent petroleum engineers to evaluate our proved reserves on an annual basis.  Substantially all of our estimated proved reserves as of December 31, 2015 were derived from engineering evaluation reports prepared by Williamson Petroleum Consultants, Inc. (“Williamson”) and Ryder Scott Company, L.P. (“Ryder Scott”).  Of our total SEC Case estimated proved reserves, Williamson evaluated 76.3% and Ryder Scott evaluated 22.5% on a BOE basis. These procedures also include oversight by our senior management and board of directors in reviewing and approving our annual estimates of proved reserves.

Qualifications of technical manager and consultants

Ronald D. Gasser, our Vice President - Engineering, is the person within the Company who is primarily responsible for overseeing the preparation of the reserve estimates.  Mr. Gasser joined the Company in 2002 as a Senior Engineer working on acquisitions/divestitures and special projects, became Engineering Manager in 2006 and was promoted to his current position as Vice President - Engineering in October 2012.  Mr. Gasser has 33 years experience as a petroleum engineer, including 30 years directly involved in the estimation and evaluation of oil and gas reserves.  Mr. Gasser holds a Bachelor of Science degree in Petroleum Engineering from Texas Tech University.  He is a Registered Professional Engineer in the State of Texas and is a member of the Society of Petroleum Engineers.

Williamson is an independent petroleum engineering consulting firm registered in the State of Texas, and John D. Savage, Executive Vice President - Engineering Manager of Williamson, is the technical person primarily responsible for evaluating the proved reserves covered by its report.  Mr. Savage has 34 years experience in evaluating oil and gas reserves, including 32 years experience as a consulting reservoir engineer.  Mr. Savage holds a Bachelor of Science degree in Petroleum Engineering from Texas A&M University.  He is a Registered Professional Engineer in the State of Texas and is a member of the Society of Petroleum Engineers and the Society of Independent Professional Earth Scientists.

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

Virtually all of our additions to proved reserves in 2015 were derived from wells drilled in the Permian Basin and the Giddings Area.  A significant amount of technological data is available in these areas, which we believe allows us to estimate with reasonable certainty the proved reserves and production decline rates attributable to most of our reserve additions through analogy to historical performance from wells in the same reservoirs.  None of our additions to proved reserves for 2015 were estimated solely on volumetric calculations.

Processes and controls

Mr. Gasser and his engineering staff maintain a reserves database covering substantially all of our oil and gas properties utilizing Aries™, a widely used reserves and economics software package licensed by a unit of Halliburton Company.  Some of our properties are not evaluated since they are individually and collectively insignificant to our total proved reserves and related PV-10.  Our engineering staff assimilates all technological and operational data necessary to evaluate our reserves and updates the reserves database throughout the year.  Technological data is described above under “ — Technology used to establish proved reserves.”  Operational data include ownership interests, product prices, operating expenses and future development costs.

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

Although we believe that the estimates of reserves prepared by our engineering staff have been prepared in accordance with professional engineering standards consistent with SEC and FASB guidelines, we engage independent petroleum engineering consultants to prepare annual evaluations of our estimated reserves. After Mr. Gasser and our engineering staff have made an internal evaluation of our estimated reserves, we provide copies of the Aries™ reserves database to Ryder Scott as it relates to properties owned by our wholly owned subsidiary, SWR, and to Williamson as it relates to properties owned by CWEI and our wholly owned subsidiary, Warrior Gas Company. In addition, we provide to the consultants for their analysis all pertinent data needed to properly evaluate our reserves.  The services provided by Williamson and Ryder Scott are not audits of our reserves but instead consist of complete engineering evaluations of the respective properties. For more information about the evaluations performed by Williamson and Ryder Scott, see copies of their respective reports filed as exhibits to this Form 10-K.

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

Prior to completion of the final reserve estimates, our financial accounting group under the direction of Michael L. Pollard, Senior Vice President — Finance and Chief Financial Officer, assess compliance with the SEC five-year development rule and make recommendations to Mr. Gasser regarding the scheduled timing and ultimately any required downgrade of undrilled locations previously booked as proved undeveloped to probable. See discussion under “ — Proved Undeveloped Reserves.” During this process, the financial accounting group (1) reviews changes in our drilling plans during the recently completed year, (2) assesses the impact that such changes may have had on the scheduled PUD drilling program as reflected in the prior year reserve report and (3) makes recommendations to defer drilling if permitted within the SEC five-year development rule or to downgrade affected PUD locations to probable.

Upon delivery of the final reserve estimates, our financial accounting group reconciles changes in reserve estimates during the year by source, consisting of changes due to extensions and discoveries, purchases/sales of minerals-in-place, revisions of previous estimates and production.  Revisions of previous estimates are further analyzed by changes related to pricing and changes related to performance.  All material fluctuations in reserve quantities identified through this analysis are discussed with Mr. Gasser.  Although unlikely, if a material error in the estimated reserves is discovered through this review process, Mr. Gasser will submit the facts related to the error to the appropriate consultant for correction prior to the public release of the estimated reserves.

Senior management has historically been involved in the process of estimating our proved reserves. Mr. Pollard has been involved in the review of pricing and ownership data maintained in the reserves database, including ownership interests, average commodity prices, price differentials and operating costs. Mr. Pollard has also consulted with Mr. Mel Riggs, President, on matters involving significant assumptions to the five-year forecasts required to assure reasonable expectations for future financing of PUD development projects, as well as significant changes in reserve estimates from year to year. Beginning with the year-end 2015 reserves estimates, we have added processes designed to more closely monitor our performance in drilling PUD locations in accordance with scheduled development plans set forth in the prior year reserve report. These enhanced processes include a detailed review by the Board of actual versus scheduled PUD drilling in 2015, including a discussion by the Board with management of the significant reasons for the material historical variances in year-to-year PUD development plans as reflected in our most recent year-end reserve reports.

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

Since January 1, 2015, we have not filed an estimate of our net proved oil and gas reserves with any federal authority or agency other than the SEC.

Delivery Commitments

As of December 31, 2015, we had no commitments to provide fixed and determinable quantities of oil or natural gas in the near future under contracts or agreements, other than through customary marketing arrangements that require us to nominate estimated volumes of natural gas production for sale during periods of one month or less.

Exploration and Development Activities

We drilled, or participated in the drilling of, the following numbers of wells during the periods indicated.

	Year Ended December 31,
	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net
	(Excludes wells in progress at the end of any period)
Development Wells:
Oil	76	17.0	153	49.0	117	49.4
Gas	3	0.1	—	—	1	—
Dry	—	—	1	0.1	1	0.7
Total	79	17.1	154	49.1	119	50.1
Exploratory Wells:
Oil	8	5.0	3	1.7	2	0.6
Gas	—	—	—	—	3	0.6
Dry	4	2.6	7	5.0	4	2.5
Total	12	7.6	10	6.7	9	3.7
Total Wells:
Oil	84	22.0	156	50.7	119	50.0
Gas	3	0.1	—	—	4	0.6
Dry	4	2.6	8	5.1	5	3.2
Total	91	24.7	164	55.8	128	53.8

The information contained in the foregoing table should not be considered indicative of future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by us.

Productive Well Summary

The following table sets forth certain information regarding our ownership, as of December 31, 2015, of productive wells in the areas indicated.

	Oil		Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Permian Basin Area:
Delaware Basin	124	92.6	—	—	124	92.6
Other	2,295	953.2	303	59.3	2,598	1,012.5
Austin Chalk	296	247.1	16	9.7	312	256.8
Eagle Ford Shale	41	41.0	—	—	41	41.0
Other	41	16.5	52	25.0	93	41.5
Total	2,797	1,350.4	371	94.0	3,168	1,444.4

Volumes, Prices and Production Costs

All of our oil and gas properties are located in the United States.  The following table sets forth certain information regarding the production volumes of, average sales prices received from and average production costs associated with all of our sales of oil and gas production for the periods indicated.

	Year Ended December 31,
	2015	2014	2013
Oil and Gas Production Data:
Oil (MBbls)	4,257	4,194	3,692
Gas (MMcf)	5,798	5,901	6,188
Natural gas liquids (MBbls)	550	585	532
Total (MBOE)(a)	5,773	5,763	5,255
Total (BOE/d)	15,818	15,788	14,399
Average Realized Prices(b) (c):
Oil ($/Bbl)	$44.76	$86.81	$95.05
Gas ($/Mcf)	$2.52	$4.35	$3.59
Natural gas liquids ($/Bbl)	$13.07	$32.17	$33.26
Average Production Costs:
Production ($/MBOE)(d)	$11.68	$12.71	$14.68
______

(a)	Natural gas reserves have been converted to oil equivalents at the ratio of six Mcf of gas to one Bbl of oil.

(b)
Oil and gas sales for 2015 includes $4.5 million for the year ended December 31, 2015, $7.7 million for the year ended December 31, 2014 and $8.7 million for the year ended December 31, 2013 of amortized deferred revenue attributable to the volumetric production payment (“VPP”) granted effective March 1, 2012. In August 2015, we terminated the VPP covering 277 MBOE of oil and gas production from August 2015 through December 2019 for $13.7 million. The calculation of average realized sales prices for 2015 excludes production of 53,026 barrels of oil and 35,735 Mcf of gas for the year ended December 31, 2015, 102,011 barrels of oil and 45,392 Mcf of gas for the year ended December 31, 2014 and 116,941 barrels of oil and 33,619 Mcf of gas for the year ended December 31, 2013 associated with the VPP.

(c)	No derivatives were designated as cash flow hedges in the table above. All gains or losses on settled derivatives were included in other income (expense) - gain (loss) on derivatives.

(d)	Excludes property taxes and severance taxes.

Only two fields, the Giddings field and the Wolfbone Trend field in the Permian Basin, accounted for 15% or more of our total proved reserves (on a BOE basis) as of December 31, 2015.  The following table discloses our oil, gas and NGL production from these fields for the periods indicated.

	Year Ended December 31,
	2015	2014	2013
Oil and Gas Production Data:
Giddings Field
Oil (MBbls)	1,769	1,639	1,203
Gas (MMcf)	754	738	683
Natural gas liquids (MBbls)	102	105	82
Total (MBOE) (a)	1,997	1,867	1,399
Wolfbone Trend Field
Oil (MBbls)	1,247	1,156	761
Gas (MMcf)	1,109	953	645
Natural gas liquids (MBbls)	149	158	117
Total (MBOE) (a)	1,581	1,473	986
______

(a)	Natural gas reserves have been converted to oil equivalents at the ratio of six Mcf of gas to one Bbl of oil.

Development, Exploration and Acquisition Expenditures

The following table sets forth certain information regarding the costs we incurred in our development, exploration and acquisition activities during the periods indicated.

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Property Acquisitions:
Proved	$—	$—	$—
Unproved	29,711	56,327	50,104
Developmental Costs	81,466	342,716	218,341
Exploratory Costs	14,342	4,350	3,932
Total	$125,519	$403,393	$272,377

Acreage

The following table sets forth certain information regarding our developed and undeveloped leasehold acreage as of December 31, 2015 in the areas indicated.  This table excludes options to acquire leases and acreage in which our interest is limited to royalty, overriding royalty and similar interests.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Permian Basin	153,544	81,100	379,863	183,580	533,407	264,680
Giddings Area	151,329	138,678	99,919	84,470	251,248	223,148
Other(a)	4,724	2,899	149,439	96,436	154,163	99,335
Total	309,597	222,677	629,221	364,486	938,818	587,163
______

(a)	Net undeveloped acres are attributable to the following areas: Colorado — 29,804; Utah — 22,782; Alabama — 15,133; Nevada — 8,535; and Other — 20,182.

The following table sets forth expiration dates of the leases of our gross and net undeveloped acres as of December 31, 2015.

	Acres Expiring(a)
	2016		2017		2018
	Gross	Net	Gross	Net	Gross	Net
Permian Basin	29,258	14,204	21,480	13,151	16,606	6,653
Giddings Area	25,106	19,954	14,549	12,729	10,891	9,073
Other	67,928	53,472	58,661	46,067	14,633	12,230
	122,292	87,630	94,690	71,947	42,130	27,956
______

(a)	Acres expiring are based on contractual lease maturities. We may extend the leases prior to their expiration based upon planned activities or for other business activities.

Desta Drilling

Through our wholly owned subsidiary, Desta Drilling, we currently have 10 drilling rigs available for our use or for contract drilling operations, of which eight are owned and two are under lease until October 2016. Owning and operating our own rigs helps control our cost structure while providing flexibility to take advantage of drilling opportunities on a timely basis.  The Desta Drilling rigs are primarily reserved for our use, but are available to conduct contract drilling operations for third parties.  Due to the downturn in oil prices discussed under “Item 1 — Business — Company Profile — Recent Developments,” all our rigs are currently idle.

Offices

We lease approximately 87,000 square feet of office space in Midland, Texas from a related partnership for our corporate headquarters.  We also lease approximately 7,100 square feet of office space in Houston, Texas and 3,700 square feet in College Station, Texas from unaffiliated third parties.

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

In February 2012, BMT O&G TX, L.P. filed a suit in the 143rd Judicial District in Reeves County, Texas to terminate a lease under our farm-in agreement with Chesapeake Exploration, L.L.C. (“Chesapeake”). Plaintiffs are the lessors and claim a breach of the lease which they allege gives rise to termination of the lease. CWEI denies a breach and argues in the alternative that (i) any breach was cured in accordance with the lease and (ii) a breach will not give rise to lease termination. In October 2013, a judge ruled that CWEI and Chesapeake are jointly and severally liable for damages to plaintiffs in the amount of approximately $2.9 million and attorney fees of $0.8 million. A loss of $1.4 million was recorded for the year ended December 31, 2013 in connection with the judgment. CWEI appealed the judgment and on July 8, 2015, the El Paso Court of Appeals reversed the trial court judgment in its entirety and rendered judgment that Plaintiffs take nothing on all claims against CWEI and Chesapeake.  Plaintiffs have appealed the decision of the Court of Appeals to the Texas Supreme Court.

CWEI has been named a defendant in three lawsuits filed in Louisiana, one by Southeast Louisiana Flood Protection Authority-East (“SELFPA”) and two by Plaquemines Parish, each alleging that historical industry operations have significantly damaged coastal marshlands.

In July 2013, the SELFPA case was filed in Orleans Parish and alleged that dredging and other oilfield operations of the 95 oil and gas company defendants caused degradation and destruction of the coastal marshlands which serve as a buffer protecting the coastal area of Louisiana from storms. The case was removed to Federal District Court. Legislation was enacted in Louisiana in 2014 in response to the suit which would effectively eliminate the claims, but in late 2014 the Louisiana state court judge declared the new law unconstitutional. A motion to dismiss the claims was granted in Federal District Court and the plaintiff has appealed to the United States Fifth Circuit Court of Appeals. Oral argument was heard on February 29, 2016. The Court has not yet ruled.

In November 2013, we were served with two separate suits filed by Plaquemines Parish in the 25th Judicial District Court of Plaquemines Parish, Louisiana (Designated Case Nos. 61-002 and 60-982). Multiple defendants are named in each suit, and each suit involves a different area of operation within Plaquemines Parish. Except as to the named defendants and areas of operation, the suits are identical. Plaintiff alleges that defendants’ oil and gas operations violated certain laws relating to the coastal zone management including failure to obtain permits, violation of permits, use of unlined waste pits, discharge of oil field wastes, including naturally occurring radioactive material, and that dredging operations exceeded unspecified permit limitations. Plaintiff makes no specific allegations against any individual defendant and seeks unspecified monetary damages and declaratory relief, as well as restoration, costs of remediation and attorney fees. The cases were removed to the U.S. District Court for the Eastern District of Louisiana but were remanded back to the state court in 2015. In November 2015, the Plaquemines Parish Council passed Resolution 15-389 requiring its attorneys to cease all work on the cases other than to dismiss all actions and lawsuits. The lawsuits have not been dismissed by the Plaintiff as a result of the Resolution and CWEI has joined with other defendants to move for dismissal.

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

PART II

Item 5 -                             Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is quoted on the New York Stock Exchange (the “NYSE”) under the symbol “CWEI.”  As of March 17, 2016, there were approximately 3,830 beneficial stockholders as reflected in security position listings.  The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported on the NYSE as applicable:

	High	Low
Year Ended December 31, 2015:
Fourth Quarter	$70.87	$28.50
Third Quarter	65.99	33.06
Second Quarter	73.15	44.96
First Quarter	71.59	42.44
Year Ended December 31, 2014:
Fourth Quarter	$99.16	$49.71
Third Quarter	142.28	95.79
Second Quarter	146.93	109.10
First Quarter	114.46	65.88

The closing price of our common stock at March 22, 2016 was $9.00 per share.

Dividend Policy

We have never paid any cash dividends on our common stock, and the Board does not currently anticipate paying any cash dividends to our stockholders in the foreseeable future.  In addition, the terms of the revolving credit facility, the term loan credit facility and the Indenture restrict the payment of cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

For information concerning shares available for issuance under equity compensation plans, see “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which is to be incorporated by reference to our definitive proxy statement relating to the 2016 Annual Meeting of Stockholders.

Item 6 -          Selected Financial Data

The following table sets forth selected consolidated financial data for CWEI as of the dates and for the periods indicated.  The consolidated financial data for each of the years in the five-year period ended December 31, 2015 were derived from our audited consolidated financial statements.  The data set forth in this table should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying consolidated financial statements, including the notes thereto.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share)
Statement of Operations Data:
Revenues:
Oil and gas sales	$217,485	$418,330	$399,950	$403,143	$405,216
Midstream services	6,122	6,705	4,965	1,974	1,408
Drilling rig services	23	28,028	17,812	15,858	4,060
Other operating revenues	8,742	15,393	6,488	2,077	15,744
Total revenues	232,372	468,456	429,215	423,052	426,428
Costs and expenses:
Production	87,557	105,296	108,405	124,950	101,099
Exploration:
Abandonment and impairments	6,509	20,647	5,887	4,222	20,840
Seismic and other	1,318	2,314	3,906	11,591	5,363
Midstream services	1,688	2,212	1,816	1,228	1,039
Drilling rig services	5,238	19,232	16,290	17,423	5,064
Depreciation, depletion and amortization	162,262	154,356	150,902	142,687	104,880
Impairment of property and equipment	41,917	12,027	89,811	5,944	10,355
Accretion of asset retirement obligations	3,945	3,662	4,203	3,696	2,757
General and administrative	22,788	34,524	33,279	30,485	41,560
Other operating expenses	12,585	2,547	2,101	1,033	1,666
Total costs and expenses	345,807	356,817	416,600	343,259	294,623
Operating income (loss)	(113,435)	111,639	12,615	79,793	131,805
Other income (expense):
Interest expense	(54,422)	(50,907)	(43,079)	(38,664)	(32,919)
Loss on early extinguishment of long-term debt	—	—	—	—	(5,501)
Gain (loss) on derivatives	12,519	4,789	(8,731)	14,448	47,027
Other income	2,003	3,047	1,905	1,534	5,553
Total other income (expense)	(39,900)	(43,071)	(49,905)	(22,682)	14,160
Income (loss) before income taxes	(153,335)	68,568	(37,290)	57,111	145,965
Income tax (expense) benefit	55,139	(24,687)	12,428	(22,008)	(52,142)
NET INCOME (LOSS)	$(98,196)	$43,881	$(24,862)	$35,103	$93,823
Net income (loss) per common share:
Basic	$(8.07)	$3.61	$(2.04)	$2.89	$7.72
Diluted	$(8.07)	$3.61	$(2.04)	$2.89	$7.71
Weighted average common shares outstanding:
Basic	12,170	12,167	12,165	12,164	12,161
Diluted	12,170	12,167	12,165	12,164	12,162
Other Data:
Net cash provided by operating activities	$52,159	$258,121	$220,576	$189,222	$280,047

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data:
Working capital (deficit)	$3,066	$(23,733)	$1,916	$3,556	$(13,287)
Total assets	1,294,769	1,510,885	1,366,737	1,574,584	1,226,271
Long-term debt	749,759	704,696	639,638	809,585	529,535
Stockholders’ equity	299,598	397,794	353,783	378,616	343,501

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

Overview

We have been committed to drilling primarily developmental oil wells in two primary oil-prone regions, the Permian Basin and the Giddings Area, where we have a significant inventory of developmental drilling opportunities.  We spent approximately $50.5 million in the Wolfbone area in Reeves County, Texas in 2015 on drilling, completion and leasing activities and currently plan to spend approximately $53 million in this area in 2016. In 2015, we spent approximately $50.9 million on Austin Chalk/Eagle Ford Shale drilling and leasing activities and currently plan to spend approximately $10.7 million in this area in 2016.

The severe downturn in oil prices that began late in 2014 significantly reduced our cash flow from operations, causing us to suspend drilling operations in both of our core resource plays early in 2015 in order to preserve liquidity. Management quickly took decisive steps to reduce costs in an attempt to improve margins, but the combination of declining production attributable to suspended drilling activities and the impact of substantially lower oil and natural gas prices on cash flow will continue to have an adverse effect on our business if the downturn is prolonged.

Further significant and prolonged declines in prices could impact our ability to service our debt obligations and will further constrain our ability to use cash flows to drill to replace or increase our production and reserves.

To mitigate the impact of further deterioration in prices, we entered into swaps covering 1,597 MBbls of our oil production for the period from January 2016 through June 2017 at prices ranging from $40.25 to $44.30 per barrel. In addition, we granted an option on an additional 739 MBbls of oil production from July 2016 through December 2016 at $40.25 per barrel exercisable by the counterparty by June 30, 2016.

Low commodity prices also have an adverse impact on our oil and gas reserves. In our evaluation of year-end 2015 reserves, management took into account its outlook for future oil and natural gas prices and the availability of financial resources, including the Refinancing in March 2016 (see “ — Liquidity and Capital Resources — Recent Developments and Outlook for 2016”), to assess the future development plan for our proved undeveloped reserves as of December 31, 2015. Considering the potential for an extended low product price environment, we did not schedule any proved undeveloped locations for drilling in 2016 or 2017. Based on our current long-term outlook for improved commodity prices and our reasonable expectations for access to adequate financing required to fund future drilling, we scheduled for 2018 through 2020 aggregate future capital spending for proved undeveloped locations of $135.7 million with associated reserves of 10,196 MBOE for year-end 2015. Substantially all of these proved undeveloped locations are located in our core Delaware Basin play in Reeves County, Texas. An additional $0.8 million of estimated future capital spending and 93 MBOE of proved undeveloped reserves is attributable to our general partner interest in an affiliated partnership, which is proportionately consolidated in our financial statements. This assessment also resulted in the downgrade of 9,561 MBOE of proved undeveloped reserves to probable reserves at year-end 2015. If commodity prices do not improve to levels sufficient to support future drilling, future assessments could result in a reduction in development capital expenditures and additional downgrades of proved undeveloped reserves.

The prolonged effects of lower oil prices, declining production and lower proved reserves may have an adverse effect on our ability to access the capital resources we need to grow our reserve base. See “ — Liquidity and Capital Resources” for a discussion of our current liquidity status and availability of capital, including the impact of the Refinancing. If we continue limited drilling activities for a significant period of time, or if our future access to capital resources is limited, we will likely further delay our development of our proved undeveloped reserves or ultimately suspend such development, which could result in further reductions in undeveloped reserves.

Key Factors to Consider

The following summarizes the key factors considered by management in the review of our financial condition and operating performance for 2015.

•
The ongoing downturn in commodity prices continues to have a significant impact on our business and results of operations, having reduced our weighted average realized oil and gas prices by approximately 50% in fiscal 2015. As a result, we conducted limited drilling and completion activities in 2015 and expect to reduce capital spending further in 2016 pending an appreciable improvement in commodity prices.

•
Oil and gas sales, excluding amortized deferred revenues, decreased $197.7 million, or 48%, in 2015, from 2014.  Price variances accounted for a decrease of $200.7 million and production variances accounted for an increase of $3 million. Average realized oil prices were $44.76 per barrel in 2015 versus $86.81 per barrel in 2014, average realized gas prices were $2.52 per Mcf in 2015 versus $4.35 per Mcf in 2014, and average realized NGL prices were $13.07 per barrel in 2015 versus $32.17 per barrel in 2014. Oil and gas sales in 2015 also includes $4.5 million of amortized deferred revenue versus $7.7 million in 2014 attributable to the VPP granted effective March 1, 2012. In August 2015, we terminated the VPP covering 277 MBOE of oil and gas production from August 2015 through December 2019 for $13.7 million. Reported production and related average realized sales prices exclude volumes associated with the VPP.

•
Oil, gas and NGL production per BOE remained unchanged in 2015 compared to 2014, with oil production increasing 2% to 11,663 barrels per day, gas production decreasing 2% to 15,885 Mcf per day and NGL production decreasing 6% to 1,507 barrels per day. Oil and NGL production accounted for approximately 83% of our total BOE production in 2015 and 2014.

•
Production costs decreased 17% from $105.3 million in 2014 to $87.6 million in 2015 due to reductions in production taxes associated with lower oil and gas sales, and reduced costs of field services. Production costs on a BOE basis, excluding production taxes, averaged $13.23 per BOE in 2015 versus $14.57 per BOE in 2014.

•
We recorded a $12.5 million gain on derivatives in 2015 (including a $12.5 million gain on settled contracts).  For 2014, we recorded a $4.8 million gain on derivatives (including a $7.1 million gain on settled contracts).  Since we do not presently designate our derivatives as cash flow hedges under applicable accounting standards, we recognize the full effect of changing prices on mark-to-market valuations as a current charge or credit to our results of operations.

•
Lower commodity prices also negatively impacted our results of operations due to asset impairments. During 2015, we recorded a provision for impairment of property and equipment of $41.9 million, of which $37.9 million related to the impairment of certain non-core properties in the Permian Basin and Oklahoma and $4 million related to the impairment of certain drilling rigs and related equipment to reduce the carrying value of these properties to their estimated fair values. By comparison, we recorded an impairment of property and equipment in 2014 of $12 million related to certain non-core properties located in the Permian Basin and North Dakota to reduce the carrying value of these properties to their estimated fair values. Also in 2015, we recorded charges to other operating expenses of $10.4 million for mark-to-market valuations of our tubular inventory and charges to other expense of $2.6 million to reducing the carrying value of our investment in Dalea Investment Group, LLC to its estimated fair value.

•
We recorded exploration expense related to abandonment and impairment costs during 2015 of $6.5 million compared to $20.6 million in 2014. The expense for 2015 includes a charge of $3.1 million for the abandonment of exploratory wells in South Louisiana and Oklahoma and $1.7 million related to unproved leasehold impairments in East Texas. By comparison, the expense for 2014 includes a charge of $11.3 million related to unproved leasehold impairments in California and Oklahoma and $4.4 million for the abandonment of exploratory wells in South Louisiana and Oklahoma.

•
General and administrative (“G&A”) expenses for 2015 were $22.8 million compared to $34.5 million in 2014.  Changes in compensation expense attributable to our APO Reward Plans accounted for a net decrease of $4.6 million. The remaining decrease in expense was largely attributable to salary and personnel reductions.

•
Our estimated proved oil and gas reserves at December 31, 2015 decreased 38% to 46,569 MBOE from 75,430 MBOE at December 31, 2014.  We replaced 61% of our oil and gas production in 2015 through extensions and discoveries of 3,542 MBOE, had net downward revisions of 26,158 MBOE and sales of minerals-in-place of 472 MBOE.

Oil and Gas Reserves

Total Proved Reserves

The following table summarizes changes in our estimated proved reserves during 2015.

Proved
Reserves
(MBOE)
As of December 31, 2014	75,430
Extensions and discoveries	3,542
Revisions	(26,158)
Sales of minerals-in-place	(472)
Production	(5,773)
As of December 31, 2015	46,569

Extensions and discoveries.  Extensions and discoveries in 2015 added 3,542 MBOE of proved reserves, replacing 61% of our 2015 production.  These additions resulted primarily from our Delaware Basin program.  Of the total reserve additions, proved developed reserves accounted for 2,648 MBOE, while the remaining 894 MBOE were proved undeveloped reserves.

Revisions.  The 26,158 MBOE net downward revisions in proved reserves resulted from a combination of (1) reclassifications of 9,561 MBOE of proved undeveloped reserves to probable reserves due solely to the SEC five-year development rule, (2) net upward revisions of 11,963 MBOE related primarily to performance in our Delaware Basin program and (3) downward revisions of 28,560 MBOE related to the effects of lower commodity prices on the estimated quantities of proved reserves.

Sales of minerals-in-place.  We sold our interests in certain selected leases and wells in South Louisiana in September 2015 resulting in a decrease of 472 MBOE.

Proved Undeveloped Reserves

Summary of changes in proved undeveloped reserves

The following table summarizes changes in our estimated proved undeveloped reserves during 2015.

Proved
Undeveloped
Reserves
(MBOE)
As of December 31, 2014	33,191
Extensions and discoveries	894
Revisions	(21,610)
Reclassified to proved developed	(2,186)
As of December 31, 2015	10,289

We added 894 MBOE of proved undeveloped reserves from extensions and discoveries related to Delaware Basin drilling locations. Net downward revisions of 21,610 MBOE resulted primarily from the combination of (1) reclassification of 9,561 MBOE of proved undeveloped reserves to probable reserves due solely to the SEC five-year development rule, (2) net upward revisions of 7,968 MBOE related to performance in our Delaware Basin program and (3) downward revisions of 20,017 MBOE related to the effects of lower commodity prices on the estimated quantities of proved reserves. We also converted 2,186 MBOE, or 6.6%, of our proved undeveloped reserves at December 31, 2014 to proved developed reserves at a cost of approximately $45 million.

Supplemental Information

The following unaudited information is intended to supplement the consolidated financial statements included in this Form 10-K with data that is not readily available from those statements.

	As of or for the Year Ended December 31,
	2015	2014	2013
Oil and Gas Production Data:
Oil (MBbls)	4,257	4,194	3,692
Natural Gas (MMcf)	5,798	5,901	6,188
Natural gas liquids (MBbls)	550	585	532
Total (MBOE) (a)	5,773	5,763	5,255
Total (BOE/d)	15,818	15,788	14,399

Average Realized Prices (b) (c):
Oil ($/Bbl)	$44.76	$86.81	$95.05
Natural Gas ($/Mcf)	$2.52	$4.35	$3.59
Natural gas liquids ($/Bbl)	$13.07	$32.17	$33.26

Gain (Loss) on Settled Derivative Contracts(c):
($ in thousands, except per unit)
Oil: Cash settlements received	$12,519	$7,099	$1,162
Per unit produced ($/Bbl)	$2.94	$1.69	$0.31
Natural Gas: Cash settlements paid	$—	$—	$(472)
Per unit produced ($/Mcf)	$—	$—	$(0.08)

Average Daily Production:
Oil (Bbls):
Permian Basin Area:
Delaware Basin	3,426	3,224	2,127
Other (d)	3,083	3,286	3,952
Austin Chalk (d)	1,828	2,033	2,581
Eagle Ford Shale (d)	3,037	2,529	1,136
Other	289	418	319
Total	11,663	11,490	10,115

Natural Gas (Mcf):
Permian Basin Area:
Delaware Basin	3,078	2,671	1,720
Other (d)	6,570	6,932	7,963
Austin Chalk (d)	1,725	1,766	2,043
Eagle Ford Shale (d)	516	464	78
Other	3,996	4,334	5,149
Total	15,885	16,167	16,953
(Continued)

	As of or for the Year Ended December 31,
	2015	2014	2013
Natural Gas Liquids (Bbls):
Permian Basin Area:
Delaware Basin	409	449	316
Other (d)	784	820	880
Austin Chalk (d)	168	189	223
Eagle Ford Shale (d)	123	111	19
Other	23	34	20
Total	1,507	1,603	1,458

BOE(a):
Permian Basin Area:
Delaware Basin	4,348	4,118	2,730
Other (d)	4,962	5,261	6,159
Austin Chalk (d)	2,284	2,517	3,145
Eagle Ford Shale (d)	3,246	2,717	1,168
Other	978	1,175	1,197
Total	15,818	15,788	14,399

Total Proved Reserves:
Oil (MBbls)	33,076	53,867	48,665
Natural gas liquids (MBbls)	5,468	8,967	8,487
Natural Gas (MMcf)	48,147	75,575	77,179
Total (MBOE) (a)	46,569	75,430	70,015
Standardized measure of discounted future net cash flows	$390,643	$932,913	$926,923

Total Proved Reserves by Area:
Oil (MBbls):
Permian Basin Area:
Delaware Basin	15,364	19,665	18,675
Other	7,813	14,310	17,081
Austin Chalk	4,633	5,310	6,993
Eagle Ford Shale	4,951	13,815	5,355
Other	315	767	561
Total	33,076	53,867	48,665

Natural Gas Liquids (MBbls):
Permian Basin Area:
Delaware Basin	2,338	3,780	3,756
Other	2,354	3,620	4,078
Austin Chalk	444	506	580
Eagle Ford Shale	296	984	28
Other	36	77	45
Total	5,468	8,967	8,487
(Continued)

	As of or for the Year Ended December 31,
	2015	2014	2013
Natural Gas (MMcf):
Permian Basin Area:
Delaware Basin	17,990	21,539	21,532
Other	18,447	32,335	36,194
Austin Chalk	5,164	5,600	6,099
Eagle Ford Shale	1,242	4,090	2,472
Other	5,304	12,011	10,882
Total	48,147	75,575	77,179

Total Oil Equivalents (MBOE) (a):
Permian Basin Area:
Delaware Basin	20,700	27,035	26,020
Other	13,242	23,319	27,190
Austin Chalk	5,938	6,749	8,590
Eagle Ford Shale	5,454	15,481	5,795
Other	1,235	2,846	2,420
Total	46,569	75,430	70,015

Exploration Costs (in thousands):
Abandonment and impairment costs:
South Louisiana	$2,495	$2,957	$1,000
Oklahoma	1,244	4,937	—
California	478	8,559	—
Other	2,292	4,194	4,887
Total	6,509	20,647	5,887
Seismic and other	1,318	2,314	3,906
Total exploration costs	$7,827	$22,961	$9,793

Depreciation, Depletion and Amortization (in thousands):
Oil and gas depletion	$147,432	$142,543	$137,295
Contract drilling depreciation	12,226	9,219	11,253
Other depreciation	2,604	2,594	2,354
Total depreciation, depletion and amortization	$162,262	$154,356	$150,902

Oil and Gas Costs ($/BOE Produced):
Production costs	$15.17	$18.27	$20.63
Production costs (excluding production taxes)	$13.23	$14.57	$16.75
Oil and gas depletion	$25.54	$24.73	$26.13

(Continued)

	As of or for the Year Ended December 31,
	2015	2014	2013
Net Wells Drilled(e):
Developmental wells	17.1	49.1	50.1
Exploratory wells	7.6	6.7	3.7
______

(a)	Natural gas reserves have been converted to oil equivalents at the ratio of six Mcf of gas to one Bbl of oil.

(b)
Oil and gas sales for 2015 includes $4.5 million for the year ended December 31, 2015, $7.7 million for the year ended December 31, 2014 and $8.7 million for the year ended December 31, 2013 of amortized deferred revenue attributable to the VPP granted effective March 1, 2012. In August 2015, we terminated the VPP covering 277 MBOE of oil and gas production from August 2015 through December 2019 for $13.7 million. The calculation of average realized sales prices for 2015 excludes production of 53,026 barrels of oil and 35,735 Mcf of gas for the year ended December 31, 2015, 102,011 barrels of oil and 45,392 Mcf of gas for the year ended December 31, 2014 and 116,941 barrels of oil and 33,619 Mcf of gas for the year ended December 31, 2013 associated with the VPP.

(c)	No derivatives were designated as cash flow hedges in the table above. All gains or losses on settled derivatives were included in other income (expense) - gain (loss) on derivatives.

(d)
Following is a summary of the average daily production related to interests in producing properties we sold effective September 2015 (selected leases and wells in South Louisiana), March 2014 (non-core Austin Chalk/Eagle Ford) and April 2013 (Andrews County Wolfberry).

	Year Ended December 31,
	2015	2014	2013
Average Daily Production:

South Louisiana:
Oil (Bbls)	134	236	247
Natural gas (Mcf)	1,534	1,773	1,666
NGL (Bbls)	—	3	5
Total (BOE)(a)	390	535	530

Austin Chalk/Eagle Ford:
Oil (Bbls)	—	93	773
Natural gas (Mcf)	—	11	121
NGL (Bbls)	—	3	25
Total (BOE)(a)	—	98	818

Andrews County Wolfberry:
Oil (Bbls)	—	—	403
Natural gas (Mcf)	—	—	447
NGL (Bbls)	—	—	88
Total (BOE)(a)	—	—	566

(e)	Excludes wells being drilled or completed at the end of each period.

Operating Results

2015 Compared to 2014

The following discussion compares our results for the year ended December 31, 2015 to the year ended December 31, 2014.  Unless otherwise indicated, references to 2015 and 2014 within this section refer to the respective annual periods.

Oil and gas operating results

Oil and gas sales, excluding amortized deferred revenues, decreased $197.7 million, or 48%, in 2015, from 2014.  Price variances accounted for a $200.7 million decrease and production variances accounted for an increase of $3 million.  Oil and gas sales in 2015 also includes $4.5 million of amortized deferred revenue versus $7.7 million in 2014 attributable to the VPP. In August 2015, we terminated the VPP covering 277 MBOE of oil and gas production from August 2015 through December 2019 for $13.7 million. Reported production and related average realized sales prices exclude volumes associated with the VPP through July 2015. Oil, gas and NGL production in 2015 (on a BOE basis) remained unchanged compared to 2014.  Oil production increased 2% in 2015 from 2014 while NGL production decreased 6% and gas production decreased 2% in 2015 from 2014. After giving effect to the sale of our interests in selected leases and wells in South Louisiana in September 2015 and the sale of of certain non-core Austin Chalk/Eagle Ford assets in March 2014, oil, gas and NGL production in 2015 (on a BOE basis) increased 2% compared to 2014.  Oil production increased 3% in 2015 from 2014, while NGL production decreased 6% and gas production decreased less than 1% in 2015 from 2014. The liquids component of our production mix accounted for approximately 83% oil and NGL in 2014 and 2015.  In 2015, our realized oil price declined 48% compared to 2014, and our realized gas price decreased 42%.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, decreased 17% to $87.6 million in 2015, as compared to $105.3 million in 2014, due to reductions in production taxes associated with lower oil and gas sales and reduced costs of field services. Production costs on a BOE basis, excluding production taxes, averaged $13.23 per BOE in 2015 compared to $14.57 per BOE in 2014.

Oil and gas depletion expense increased $4.9 million from 2014 to 2015 due to a $4.6 million increase related to rate variances and a $0.3 million increase due to production variances.  On a BOE basis, depletion expense increased 3% to $25.54 per BOE in 2015 from $24.73 per BOE in 2014.  Depletion expense per BOE of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration and development activities result in higher finding costs.

We recorded a provision for impairment of property and equipment of $41.9 million during 2015, as compared to $12 million in 2014. The 2015 impairment included a charge of $37.9 million related to primarily proved non-core properties located in the Permian Basin and Oklahoma and a charge of $4 million related to the impairment of certain drilling rigs and related equipment to reduce the carrying value to their estimated fair values. The 2014 impairment related to certain non-core properties located in the Permian Basin and North Dakota to reduce the carrying value of these properties to their estimated fair values. Impairment of a proved property group is recognized when the estimated undiscounted future net cash flows of the property group are less than its carrying value. Assuming that commodity prices continue to decline, we may incur further asset impairments in 2016. Although it is difficult to provide an estimate because of the numerous variables and management input decisions required to evaluate the amount of any asset impairments, they could be significant.

Exploration costs

We follow the successful efforts method of accounting; therefore, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs and unproved acreage impairments are expensed.  In 2015, we charged to expense $7.8 million of exploration costs, as compared to $23 million in 2014. The expense for 2015 includes a charge of $3.1 million for the abandonment of exploratory wells in South Louisiana and Oklahoma and $1.7 million related to unproved leasehold impairments in East Texas. By comparison, the expense for 2014 includes a charge of $11.3 million related to unproved leasehold impairments in California and Oklahoma and $4.4 million for the abandonment of exploratory wells in South Louisiana and Oklahoma.

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

Drilling rig services revenue related to external customers was negligible in 2015 compared to $28 million in 2014 due to decreased demand for contract drilling services. Drilling services costs, net of eliminations, were $5.2 million in 2015 compared to $19.2 million in 2014. Contract drilling depreciation for 2015 was $12.2 million compared to $9.2 million in 2014. As discussed above, in 2015, we recorded an impairment of property and equipment of $4 million compared to none in 2014 related to the impairment of certain drilling rigs and related equipment to reduce the carrying value to their estimated fair values.

General and Administrative

G&A expenses decreased $11.7 million from $34.5 million in 2014 to $22.8 million in 2015.  Changes in compensation expense attributable to our APO reward plans accounted for a net decrease of $4.6 million. The remaining decrease in expense in 2015 was largely attributable to salary and personnel reductions.

Interest expense

Interest expense increased 7% from $50.9 million in 2014 to $54.4 million in 2015 due primarily to an increase in borrowings under the revolving credit facility, which increased from an average daily principal balance of $41 million in 2014 to $159.4 million in 2015.

Gain/loss on derivatives

We did not designate any derivative contracts in 2015 or 2014 as cash flow hedges; therefore, all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on derivatives.  In 2015, we reported a $12.5 million gain on derivatives (including a $12.5 million gain on settled contracts).  In 2014, we reported a $4.8 million gain on derivatives (including a $7.1 million gain on settled contracts).  Because oil and gas prices are volatile, and because we do not account for our derivatives as cash flow hedges, the effect of mark-to-market valuations on our gain/loss on derivatives can cause significant volatility in our results of operations.

Gain/loss on sales of assets and impairment of inventory

We recorded a net loss of $3 million on sales of assets and impairment of inventory in 2015 compared to a net gain of $9.1 million in 2014.  The 2015 loss related primarily to the write-down of inventory to reduce the carrying value to the estimated fair value offset by gains on the sale of selected leases and wells in South Louisiana in September 2015, the release of sales proceeds previously held in escrow pending resolution of title requirements associated with the sale of certain non-core Austin Chalk/Eagle Ford assets sold in March 2014, the sale of leases in Oklahoma in May and June 2015, and the sale of selected wells in Martin and Yoakum Counties, Texas in March 2015. The 2014 gain related primarily to the sale of the certain non-core Austin Chalk/Eagle Ford assets sold in March 2014 and the sale of a property in Ward County, Texas in February 2014.  Gain on sales of assets are included in other operating revenues and loss on sales of assets and impairment of inventory are included in other operating expenses in our consolidated statements of operations and comprehensive income (loss).

Income taxes

Our estimated federal and state effective income tax rate in 2015 of 36% differed from the statutory federal rate of 35% due primarily to increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

2014 Compared to 2013

The following discussion compares our results for the year ended December 31, 2014 to the year ended December 31, 2013.  Unless otherwise indicated, references to 2014 and 2013 within this section refer to the respective annual periods.

Oil and gas operating results

Oil and gas sales, excluding amortized deferred revenues, increased $19.4 million, or 5% in 2014, from 2013.  Production variances accounted for $50.3 million of the increase, and price variances accounted for a decrease of $30.9 million.  Oil and gas sales in 2014 also includes $7.7 million of amortized deferred revenue versus $8.7 million in 2013 attributable to the VPP. Reported production and related average realized sales prices exclude volumes associated with the VPP. Before giving effect to the sale of our interests in selected leases and wells in South Louisiana in September 2015, our interests in certain non-core Austin Chalk/Eagle Ford assets in March 2014, and the Andrews County Wolfberry assets in April 2013, oil, gas and NGL production in 2014

(on a BOE basis) increased 10% compared to 2013.   Oil production increased 14% in 2014 from 2013, NGL production increased 10% while gas production decreased 5% in 2014 from 2013. After giving effect to the asset sales discussed above, oil, gas and NGL production in 2014 (on a BOE basis) increased 21% compared to 2013.  Oil production increased 28% in 2014 from 2013, NGL production increased 20%, while gas production decreased 2% in 2014 from 2013. Our production mix continued to move favorably from 80% oil and NGL in 2013 to 83% in 2014.  In 2014, our realized oil price declined 9% compared to 2013, and our realized gas price increased 21%.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, decreased 3% to $105.3 million in 2014, as compared to $108.4 million in 2013, due primarily to a reduction in operating costs associated with the Austin Chalk/Eagle Ford and Andrews County Wolfberry sales, offset in part by increased production taxes related to the increase in oil and gas sales.

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

We recorded a provision for impairment of property and equipment of $12 million during 2014, as compared to $89.8 million in 2013. The 2014 impairment related to certain non-core properties located in the Permian Basin and North Dakota to reduce the carrying value of these properties to their estimated fair values. The transaction to monetize our Andrews County Wolfberry assets in April 2013 triggered the assessment of a non-cash charge of $69.5 million in the first quarter of 2013 and the remainder related to write-downs during the year of certain non-core Permian Basin properties to reduce the carrying value of these properties to their estimated fair value.

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

Liquidity and Capital Resources

Our primary financial resource is our base of oil and gas reserves.  We pledge substantially all of our producing oil and gas properties to secure our obligations under the revolving credit facility and the term loan credit facility (see “ — Recent Developments and Outlook for 2016” and “ — Term loan credit facility”).  The banks under the revolving credit facility establish a borrowing base, in part, by making an estimate of the collateral value of our oil and gas properties. We believe the term loans have provided us with a source of dedicated liquidity; however, we intend to borrow funds under the revolving credit facility as needed in the future to supplement our operating cash flow as a financing source for our capital expenditure program.  Our ability to fund our capital expenditure program is dependent upon the level of product prices and the success of our exploration program in replacing our existing oil and gas reserves.  If product prices decrease, our operating cash flow may decrease and the banks under the revolving credit facility may require additional collateral or reduce our borrowing base, thus reducing funds available to fund our capital expenditure program.  However, we may mitigate the effects of product prices on our cash flow and borrowing base through the use of commodity derivatives.

At December 31, 2015, we had $150 million of borrowings outstanding under the revolving credit facility, leaving $298.1 million available on the facility after allowing for outstanding letters of credit totaling $1.9 million, as compared to $389.1 million of availability on the facility at December 31, 2014. Following the Refinancing, our pro forma indebtedness at December 31, 2015 was approximately $933 million, consisting of $333.2 million, net of $16.8 million original issue discount, under the term loan credit agreement and $599.8 million in outstanding principal amount of the 2019 Senior Notes, net of unamortized discount. The Refinancing also added approximately $180 million of cash to the balance sheet.

Recent Developments and Outlook for 2016

The severe downturn in oil prices that began in 2014 significantly reduced our cash flow from operations, causing us to suspend drilling operations in both of our core resource plays early in 2015 in order to preserve liquidity. Management quickly took decisive steps to reduce costs in an attempt to improve margins, but the combination of declining production attributable to suspended drilling activities and the impact of substantially lower oil and natural gas prices on cash flow led our senior management and the Board, beginning in early July 2015, to consider a variety of strategic and financial alternatives for the Company.

In August 2015, the Board formed a special committee comprising all four of our independent and disinterested directors to develop, explore and evaluate strategic alternatives for the Company, including potential transactions involving a business combination, a recapitalization, a sale of assets or securities of the Company, or an other extraordinary transaction. Goldman was engaged to serve as the Company’s exclusive financial advisor in this process. The special committee also engaged independent legal counsel.

With the assistance of senior management, Goldman identified and contacted potential counterparties on a confidential basis to determine their interest in one or more of the strategic alternatives under consideration by the Company. The Company received indications of interest across all of these alternatives. Throughout the review process, the special committee reviewed indications of interest and other information with Goldman, senior management, legal counsel for the Company, and legal counsel for the special committee.

In mid-January 2016, final bids were submitted for various potential transactions, including proposals for secured debt financing. The special committee concluded that a secured debt alternative was favorable to the Company and its stockholders. In reaching this conclusion, the special committee considered, among other factors, that the secured debt alternative (1) avoided a sale of our core assets during a time of declining commodity prices, (2) provided a dedicated source of liquidity to fund our operations and development activities over the next two to three years, (3) limited immediate dilution to existing stockholders and (4) retained the opportunity to ultimately enhance shareholder value if the commodity environment improves. The special committee instructed Goldman to negotiate final proposals with these bidders, and following negotiations, the special committee and the Board unanimously selected the proposal submitted by Ares.

On March 8, 2016, we entered into (1) a credit agreement with Ares providing for the issuance of second lien term loans and common stock warrants and (2) an amendment to the revolving credit facility with our banks. Upon closing of the Refinancing on March 15, 2016, we issued term loans to Ares in the principal amount of $350 million, net of original issue discount of $16.8 million, for cash proceeds of $333.2 million. Concurrently, we issued warrants to purchase 2,251,364 shares of our common stock at a price of $22.00 per share to Ares for cash proceeds equal to the original issue discount from the issuance on the term loans. The warrants represent the right to acquire approximately 18.5% of our currently outstanding shares of common stock, or approximately 15.6% of our common shares on a fully exercised basis. In connection with the issuance of the warrants, we designated and issued to the initial warrant holders 3,500 shares of special voting preferred stock, $0.10 par value per share, granting them certain rights to elect two members of our Board. Aggregate cash proceeds from the transaction of approximately $340 million, net of transaction costs, were used to fully repay the outstanding indebtedness under the revolving credit facility of $160 million, plus accrued interest and fees, and added approximately $180 million of cash to our balance sheet to provide additional liquidity to fund our operations and future development.

The amendment to our revolving credit facility, among other things, reduced the borrowing base and aggregate lender commitments from $450 million to $100 million and modified the financial ratio covenant by (1) deleting the requirement that we maintain a specific ratio of consolidated EBITDAX to our consolidated net interest expense and (2) replacing the requirement that we maintain a varying ratio of consolidated funded indebtedness to consolidated EBITDAX with a fixed ratio of our debt under the revolving credit facility to consolidated EBITDAX of 2.0 to 1.0. The Refinancing has provided us dedicated liquidity and allowed us to decrease debt under the revolving credit facility in order to meet the financial ratio covenant under that facility.

Throughout our review process, oil prices fell dramatically, causing uncertainty and significant volatility in the debt and equity markets. We are continuing to closely monitor the impact of the downturn in commodity prices on our business, including the extent to which lower prices could affect our financial condition and liquidity. To mitigate the impact of further deterioration in prices, in January 2016 and March 2016, we entered into swaps covering an aggregate of 1,597 MBbls of our oil production for the period from January 2016 through June 2017 at prices ranging from $40.25 to $44.30 per barrel. In addition, we granted an option on an additional 739 MBbls of oil production from July 2016 through December 2016 at $40.25 per barrel exercisable by the counterparty by June 30, 2016.

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

Capital expenditures

The following table summarizes, by area, our planned expenditures for exploration and development activities during 2016, as compared to our actual expenditures in 2015.

	Actual Expenditures Year Ended December 31, 2015	Planned Expenditures Year Ending December 31, 2016	2016 Percentage of Total Planned Expenditures
	(In thousands)
Drilling and completion
Permian Basin Area:
Delaware Basin	$36,900	$40,800	62%
Other	12,900	—	—%
Austin Chalk/Eagle Ford Shale	37,300	—	—%
Other	7,500	2,000	3%
	94,600	42,800	65%
Leasing and seismic	29,900	22,900	35%
Exploration and development	$124,500	$65,700	100%

Our expenditures for exploration and development activities for the year ended December 31, 2015 totaled $124.5 million. We financed these expenditures in 2015 with cash flow from operating activities, proceeds from asset sales and advances under the revolving credit facility.  Due to the downturn in oil prices, we currently plan to reduce spending on exploration and development activities in 2016 to approximately $65.7 million relating primarily to drill five wells in the Delaware Basin and participate in two non-operated wells.  Our actual expenditures during 2016 may vary significantly from these estimates since our plans for exploration and development activities change during the year.  Factors, such as changes in commodity prices, operating margins, drilling results and other factors, could increase or decrease our actual expenditures during 2016.

Based on preliminary estimates, our internal cash flow forecasts indicate that our anticipated operating cash flows, combined with funds from our term loan credit facility and funds available to us under the revolving credit facility, will be sufficient to finance our planned exploration and development activities at these reduced levels through 2016.  Although we believe the assumptions and estimates made in our forecasts are reasonable, these forecasts are inherently uncertain and the borrowing base under the revolving credit facility may be less than expected, cash flows may be less than expected, or capital expenditures may be more than expected.  We will consider options for obtaining alternative capital resources, including selling assets or accessing capital markets if necessary when we deem appropriate. Further significant and prolonged declines in prices could impact our ability to service our debt obligations and will further constrain our ability to use cash flows to drill to replace or increase our production and reserves.

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

Cash flows provided by operating activities for the year ended December 31, 2015 decreased $206 million, or 80%, as compared to the corresponding period in 2014 due primarily to lower commodity prices in 2015.

Revolving credit facility

We currently borrow money under a revolving credit facility with a syndicate of 16 banks led by JP Morgan Chase Bank, N.A.  On March 8, 2016, we entered into an amendment to the revolving credit facility in connection with the Refinancing (see “ — Term loan credit facility”). The amendment, among other things, reduced the borrowing base and the aggregate commitments of the lenders from $450 million to $100 million. The aggregate commitments may be increased to $150 million if we meet a minimum ratio of the discounted present value of our proved developed producing reserves to our debt under the revolving credit facility of 1.2 to 1.0. Increases in aggregate lender commitments require the consent of each lender.

The amendment also increased the applicable interest rates under our revolving credit facility by 0.75% at every borrowing base utilization level. At our election, interest under the revolving credit facility is determined by reference to (1) LIBOR plus an applicable margin between 2.5% and 3.5% per year or (2) the greatest of (A) the prime rate, (B) the federal funds rate plus 0.5% or (C) one-month LIBOR plus 1% plus, in any of (A), (B) or (C), an applicable margin between 1.5% and 2.5% per year. We are also required to pay a commitment fee on the unused portion of the commitments under the revolving credit facility of 0.5% per year. The applicable margin is determined based on the utilization of the borrowing base. Interest and fees are payable quarterly, except that interest on LIBOR-based tranches is due at maturity of each tranche but no less frequently than quarterly.

The revolving credit facility also contains various covenants and restrictive provisions that may, among other things, limit our ability to sell assets, incur additional indebtedness, make investments or loans and create liens.  One such covenant requires that we maintain a ratio of consolidated current assets to consolidated current liabilities of at least 1 to1. The March 2016 amendment replaced a requirement that we maintain certain ratios of consolidated funded indebtedness to consolidated EBITDAX with a less restrictive ratio of debt outstanding solely under the revolving credit facility to consolidated EBITDAX of 2.0 to 1.0.

The revolving credit facility matures in April 2019 and is subject to an accelerated maturity date of October 1, 2018 unless our existing 2019 Senior Notes are refinanced or extended in accordance with the terms of the revolving credit facility prior to October 1, 2018.

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

The revolving credit facility is collateralized by a first lien on substantially all of our assets, including at least 90% of the adjusted engineered value (as defined in the revolving credit facility) attributed to our proved oil and gas interests evaluated in determining the borrowing base.  The obligations under the revolving credit facility are guaranteed by each of CWEI’s material restricted domestic subsidiaries.

At December 31, 2015, we had $150 million of borrowings outstanding on the revolving credit facility, leaving $298.1 million available after allowing for outstanding letters of credit totaling $1.9 million. The effective annual interest rate on borrowings under the revolving credit facility, excluding bank fees and amortization of debt issue costs, for the year ended December 31, 2015 was 2.2%. We were in compliance with all financial and non-financial covenants at December 31, 2015 and December 31, 2014. Under current commodities pricing, we expect that we will be in compliance with all financial covenants through 2016.  Further deterioration in commodities pricing, however, could result in non-compliance and cause us to seek to negotiate revisions to our loan covenants, which relief may not be obtainable from our bank lenders.

The failure to comply with the foregoing covenants will constitute an event of default (subject, in the case of certain covenants, to applicable notice and/or cure periods) under the revolving credit facility. Other events of default under the revolving credit facility include, among other things, (1) the failure to timely pay principal, interest, fees or other amounts due and owing, (2) the inaccuracy of representations or warranties in any material respect, (3) the occurrence of certain bankruptcy or insolvency events, and (4) the loss of lien perfection or priority. The occurrence and continuance of an event of default could result in, among other things, acceleration of all amounts outstanding.

Working capital computed for loan compliance purposes differs from our working capital computed in accordance with GAAP.  Since compliance with financial covenants is a material requirement under the revolving credit facility, we consider the loan compliance working capital to be useful as a measure of our liquidity because it includes the funds available to us under the revolving credit facility and is not affected by the volatility in working capital caused by changes in fair value of derivatives.  Our GAAP reported working capital was $3 million at December 31, 2015 from a working capital deficit of $23.7 million at December 31, 2014.  After giving effect to the adjustments, our working capital computed for loan compliance purposes was $301.2 million at December 31, 2015, as compared to $365.4 million at December 31, 2014.

The following table reconciles our GAAP working capital (deficit) to the working capital computed for loan compliance purposes at December 31, 2015 and December 31, 2014.

	December 31,
	2015	2014
	(In thousands)
Working capital (deficit) per GAAP	$3,066	$(23,733)
Add funds available under the revolving credit facility	298,130	389,130
Exclude fair value of derivatives classified as current assets or current liabilities	—	—
Working capital per loan covenant	$301,196	$365,397

As a condition to borrowing funds or issuing letters of credit under our revolving credit facility, we must remain in compliance with the financial and non-financial covenants, including financial ratios, in our revolving credit facility, as amended to date. We also must make certain representations and warranties to our bank lenders at the time of each borrowing. We were in compliance with all financial and non-financial covenants at December 31, 2015 and December 31, 2014.  However, if we increase leverage and our liquidity is reduced, we may fail to comply with one or more of these covenants in the future.  If we fail to meet any of these loan covenants, we would ask the banks to waive compliance, amend the revolving credit facility to allow us to become compliant or grant us sufficient time to obtain additional capital resources through alternative means.  Although we believe our bank lenders are well secured under the terms of our revolving credit facility, there is no assurance that the bank lenders will waive or amend our covenants or other conditions to further lending. If a suitable arrangement could not be reached with the banks, the banks could accelerate the indebtedness and seek to foreclose on the pledged assets.

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

From time to time, we engage in other transactions with lenders under the revolving credit facility.  Such lenders or their affiliates may serve as counterparties to our commodity and interest rate derivative agreements.  As of March 2016, JPMorgan Chase Bank, N.A. was the counterparty to our commodity derivative agreements. Our obligations under derivative agreements with our lenders are secured by the security documents executed by the parties under the revolving credit facility.

Term loan credit facility

On March 8, 2016, we entered into (1) a credit agreement with Ares providing for the issuance of second lien term loans and common stock warrants and (2) an amendment to the revolving credit facility with our banks. Upon closing of the Refinancing on March 15, 2016, we issued term loans to Ares in the principal amount of $350 million, net of original issue discount of $16.8 million, for cash proceeds of $333.2 million. Concurrently, we issued warrants to purchase 2,251,364 shares of our common stock at a price of $22.00 per share to Ares for cash proceeds equal to the original issue discount from the issuance on the term loans. The warrants represent the right to acquire approximately 18.5% of our currently outstanding shares of common stock, or approximately 15.6% of our common shares on a fully exercised basis. In connection with the issuance of the warrants, we designated and issued to the initial warrant holders 3,500 shares of special voting preferred stock, $0.10 par value per share, granting them certain rights to elect two members of our Board. Aggregate cash proceeds from the transaction of approximately $340 million, net of transaction costs, were used to fully repay the outstanding indebtedness under the revolving credit facility of $160 million, plus accrued interest and fees, and added approximately $180 million of cash to our balance sheet to provide additional liquidity to fund our operations and future development (see Note 19 to the accompanying consolidated financial statements).

Interest on the term loans is payable quarterly in cash at 12.5% per year; however, during the period from March 15, 2016 through March 31, 2018, we may elect to pay interest for any quarter in kind at 15% per year. We have agreed in advance to pay interest for the period commencing from March 15, 2016 and ending March 31, 2016 in cash, and have elected to pay interest for the quarterly period ending June 30, 2016 in kind.

The term loan credit facility matures on March 15, 2021, but is subject to an earlier maturity on December 31, 2018, if we do not extend or refinance our existing 2019 Senior Notes on or prior to that date.

The term loan credit facility is collateralized by a second lien on substantially all of our assets, including at least 90% of the adjusted engineered value (as defined in the term loan credit facility) attributed to our proved oil and gas interests. The obligations under the term loan credit facility are guaranteed by each of CWEI’s material restricted domestic subsidiaries. Optional and mandatory prepayments made prior to September 15, 2020 are subject to make-whole or prepayment premiums.

The term loan credit facility also contains various covenants and restrictive provisions which may, among other things, limit our ability to sell assets, incur additional indebtedness, make investments or loans and create liens. One such covenant requires that we maintain an asset-to-secured debt coverage ratio as of each December 31 and June 30 of each year, beginning with December 31, 2018, of at least 1.2 to 1.0. Under current commodities pricing, we expect that we will be in compliance with all financial covenants through 2016.  Further deterioration in commodities pricing, however, could result in non-compliance and cause us to seek to negotiate revisions to our loan covenants, which relief may not be obtainable from our bank lenders.

The failure to comply with these covenants will constitute an event of default (subject, in the case of certain covenants, to applicable notice and/or cure periods) under the term loan credit facility. Other events of default under the term loan credit facility include, among other things, (1) the failure to timely pay principal, interest, fees or other amounts due and owing, (2) the inaccuracy of representations or warranties in any material respect, (3) the occurrence of certain bankruptcy or insolvency events, and (4) the loss of lien perfection or priority. The occurrence and continuance of an event of default could result in, among other things, acceleration of all amounts outstanding.

Senior Notes

In March 2011, we issued $300 million of aggregate principal amount of the 2019 Senior Notes.  The 2019 Senior Notes, which are unsecured, were issued at par and bear interest at 7.75% per year, payable semi-annually on April 1 and October 1 of each year.  In April 2011, we issued an additional $50 million aggregate principal amount of the 2019 Senior Notes with an original issue discount of 1% or $0.5 million.  In October 2013, we issued an additional $250 million of aggregate principal amount of the 2019 Senior Notes at par to yield 7.75% to maturity. All of the 2019 Senior Notes are treated as a single class of debt securities under the same indenture. We may redeem some or all of the 2019 Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 101.938% beginning on April 1, 2016 and 100% beginning on April 1, 2017 or for any period thereafter, in each case plus accrued and unpaid interest.

The Indenture contains covenants that restrict our ability to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the 2019 Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant provides that, with certain exceptions, we may incur indebtedness if the ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) exceeds 2.25 times.  While we met this ratio as of December 31, 2015, if we do not meet this ratio in the future, in order to borrow under our revolving credit facility or make other borrowings, we expect to rely primarily on a covenant provision permitting the incurrence of indebtedness under a Credit Facility (as defined in the Indenture) in an aggregate principal amount at any time outstanding not to exceed the greater of (a) $500 million and (b) 30% of Adjusted Consolidated Net Tangible Assets (as defined in the Indenture). These covenants are subject to a number of additional important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at December 31, 2015 and December 31, 2014.

Asset Sales

From time to time, we sell certain of our proved and unproved properties when we believe it is more advantageous to dispose of the selected properties than to continue to hold them. During the year ended December 31, 2015, we received cash proceeds aggregating $71.5 million from various asset sales including the sale under a three-year term assignment in December 2015 of certain acreage in Burleson County, Texas for $21.8 million, the sale in June 2015 pursuant to a term assignment of certain acreage in Burleson County, Texas for $22.1 million and a sale in September 2015 of our interests in selected leases and wells in South Louisiana for $11.8 million. We are actively considering other selected sales as a source of additional funds to supplement cash flow from operations and borrowings under the revolving credit facility and the term loan credit facility to meet our capital needs.

Alternative capital resources

We believe we currently have adequate liquidity to enable us to fund our expected capital expenditures for 2016 through a combination of (1) cash on hand made available by the Refinancing, (2) cash flow from operations, and (3) borrowings under the revolving credit facility.

Subject to any restrictions in the revolving credit facility and the term loan credit facility, we may also use other capital resources, including (1) entering into joint venture participation agreements with other industry or financial partners in our core development areas, (2) monetizing all or a portion of our core or non-core assets and (3) issuing additional debt or equity securities in private or public offerings, in order to finance a portion of our capital spending in fiscal 2016 and subsequent periods. While we believe we would be able to obtain funds through one or more of these alternative capital resources, if needed, there can be no assurance that these capital resources would be available on terms acceptable to us.

Contractual obligations and contingent commitments

The following table summarizes our contractual obligations as of December 31, 2015 by payment due date.

	Payments Due by Period
	Total	2016	2017 to 2018	2019 to 2020	Thereafter
	(In thousands)
Contractual obligations:
7.75% Senior Notes, due 2019, net of discount of $241(a)	$599,759	$—	$—	$599,759	$—
Revolving credit facility, due April 2019(a)	150,000	—	—	150,000	—
Lease obligations(b)	6,883	4,345	1,798	740	—
Total contractual obligations(c)	$756,642	$4,345	$1,798	$750,499	$—
______

(a)	In addition to the principal payments presented, we expect to make annual interest payments of $47.1 million on the 2019 Senior Notes.

(b)	Amount includes lease payments for two drilling rigs.

(c)
Following the Refinancing, our pro forma indebtedness at December 31, 2015 was approximately $933 million, consisting of $333.2 million, net of $16.8 million original issue discount, under the term loan credit agreement and $599.8 million in outstanding principal amount of the 2019 Senior Notes, net of unamortized discount. In addition to the principal payments presented, we expect to pay interest on the term loans in cash at 12.5% per year or, at our option, subject to certain restrictions, in kind at 15% per year.

Off-balance sheet arrangements

 Currently, we do not have any material off-balance sheet arrangements.

Known Trends and Uncertainties

Operating Margins

We analyze, on a BOE produced basis, those revenues and expenses that have a significant impact on our oil and gas operating margins.  Our weighted average oil and gas sales per BOE have declined from $76.11 per BOE in 2013, to $72.59 per BOE in 2014 and $37.67 per BOE in 2015.  Our oil and gas depletion per BOE fluctuated from $26.13 per BOE in 2013, to $24.73 per BOE in 2014 and $25.54 per BOE in 2015.  Our production costs per BOE have decreased from $20.63 per BOE in 2013, to $18.27 per BOE in 2014 and $15.17 per BOE in 2015.  The decrease in operating costs per BOE in 2015 from 2013 was due primarily to lower costs of field services, decreased production taxes resulting from lower commodity prices in 2015 and a reduction in production costs associated with the sale of non-core assets.

Oil and Gas Production

As with all companies engaged in oil and gas exploration and production, we face the challenge of natural production decline because oil and gas reserves are a depletable resource.  With each unit of oil and gas we produce, we are depleting our proved reserve base, so we must be able to conduct successful exploration and development activities or acquire properties with proved reserves in order to grow our reserve base.  Our production in 2015 remained unchanged at 5.8 MMBOE compared to 2014, and we replaced 61% of our 2015 oil and gas production through extensions and discoveries.  While these 2015 reserve additions will contribute favorably to our production in 2016, we do not expect this production to be sufficient to fully offset the natural production declines from our existing base of oil and gas reserves.

We currently plan to decrease capital spending during 2016 to $65.7 million on exploration and development activities compared to $124.5 million in 2015.  Failure to maintain or grow our oil and gas reserves may result in lower production and may adversely affect our financial condition, results of operations and cash flows.

Impact of Downturn in Oil Prices

Our business is subject to various trends and uncertainties, the most significant of which are related to commodity prices. The severe downturn in oil prices that began late in 2014 significantly reduced our cash flow from operations, causing us to suspend drilling operations in both of our core resource plays early in 2015 in order to preserve liquidity. Management quickly took decisive steps to reduce costs in an attempt to improve margins, but the combination of declining production attributable to suspended drilling activities and the impact of substantially lower oil and natural gas prices on cash flow will continue to have an adverse effect on our business if the downturn is prolonged.

Further significant and prolonged declines in prices could impact our ability to service our debt obligations and will further constrain our ability to use cash flows to drill to replace or increase our production and reserves.

To mitigate the impact of further deterioration in prices, we entered into swaps covering 1,597 MBbls of our oil production for the period from January 2016 through June 2017 at prices ranging from $40.25 to $44.30 per barrel. In addition, we granted an option on an additional 739 MBbls of oil production from July 2016 through December 2016 at $40.25 per barrel exercisable by the counterparty by June 30, 2016.

Low commodity prices also have an adverse impact on our oil and gas reserves. In our evaluation of year-end 2015 reserves, management took into account its outlook for future oil and natural gas prices and the availability of financial resources, including the Refinancing in March 2016, to assess the future development plan for our proved undeveloped reserves as of December 31, 2015. Considering the potential for an extended low product price environment, we did not schedule any proved undeveloped locations for drilling in 2016 or 2017. Based on our current long-term outlook for improved commodity prices and our reasonable expectations for access to adequate financing required to fund future drilling, we scheduled for 2018 through 2020 aggregate future capital spending for proved undeveloped locations of $135.7 million with associated reserves of 10,196 MBOE for year-end 2015. Substantially all of these proved undeveloped locations are located in our core Delaware Basin play in Reeves County, Texas. An additional $0.8 million of estimated future capital spending and 93 MBOE of proved undeveloped reserves is attributable to our general partner interest in an affiliated partnership, which is proportionately consolidated in our financial statements. This assessment also resulted in the downgrade of 9,561 MBOE of proved undeveloped reserves to probable reserves at year-end 2015. If commodity prices do not improve to levels sufficient to support future drilling, future assessments could result in a reduction in development capital expenditures and additional downgrades of proved undeveloped reserves.

The prolonged effects of lower oil prices, declining production and lower proved reserves may have an adverse effect on our ability to access the capital resources we need to grow our reserve base. If we continue limited drilling activities for a significant period of time, or if our future access to capital resources is limited, we will also likely further delay our development of our proved undeveloped reserves or ultimately suspend such development, which could result in further reductions in undeveloped reserves.

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

Type of Reserves	Nature of Available Data	Degree of Precision
Proved undeveloped	Data from offsetting wells, geologic data	Least precise
Proved developed non-producing	Logs, core samples, well tests, pressure data	More precise
Proved developed producing	Production history, pressure data over time	Most precise

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

	Proved Reserves			Average Price			Standardized Measure of Discounted Future
	Oil	Natural Gas Liquids	Gas	Oil	Natural Gas Liquids	Gas
	(MMBbls)	(MMBbls)	(Bcf)	($/Bbl)	($/Bbl)	($/Mcf)	Net Cash Flows
							(In millions)
As of December 31:
2015	33.1	5.5	48.1	$45.75	$15.84	$2.52	$390.6
2014	53.9	8.9	75.6	$90.48	$31.54	$4.27	$932.9
2013	48.7	8.5	77.2	$94.88	$31.63	$3.59	$926.9

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

•
the terms of the leases holding the acreage in the prospect, such as ownership interests, expiration terms, royalty interests, delay rental obligations, depth limitations, drilling and marketing restrictions, continuous development obligations, and similar terms;

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

Asset Retirement Obligations

Our asset retirement obligations are recorded as a liability at its estimated present value as of the asset’s inception, with an offsetting increase to oil and gas properties. Periodic accretion of discount of the estimated liability is recorded as an expense in the consolidated statements of operations and comprehensive income (loss).  During 2015, we had an upward revision of our estimated asset retirement obligations of $3.1 million based on a review of current plugging and abandonment costs. Revisions to the asset retirement obligation are recorded with an offsetting change to producing properties, resulting in prospective changes to DD&A expense and accretion expense. Because of the subjectivity of assumptions and the relatively long lives of most of our wells, the costs to ultimately retire our wells may vary significantly from prior estimates.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” The main difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. ASU 2016-02 must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transaction will require application of the new guidance at the beginning of the earliest comparative period presented. We are evaluating the impact that this new guidance will have on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes.” This ASU requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption will be permitted as of the beginning of an interim or annual reporting period. This standard may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. Adoption of the new guidance will affect the presentation of our consolidated balance sheets and will not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.”  This ASU requires entities to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market.  ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years and should be applied prospectively, with early adoption permitted.  The adoption of this standard will not have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. An entity is required to apply ASU 2015-03 for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. An entity should apply ASU 2015-03 on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). We currently present debt issuance costs on the balance sheet as an asset. As of December 31, 2015, we had $9.6 million of debt issuance costs, which under this standard would be reclassified from an asset to a direct deduction to the related debt liability.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” that outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which deferred the effective date of ASU 2014-09 by one year. That new standard is now effective for annual reporting periods beginning after December 15, 2017. An entity can apply ASU 2014-09 using either a full retrospective method, meaning the standard is applied to all of the periods presented, or a modified retrospective method, meaning the cumulative effect of initially applying the standard is recognized in the most current period presented in the financial statements. We are evaluating the impact that this new guidance will have on our consolidated financial statements.

Item 7A -       Quantitative and Qualitative Disclosures About Market Risk

Our business is impacted by fluctuations in commodity prices and interest rates.  The following discussion is intended to identify the nature of these market risks, describe our strategy for managing such risk and quantify the potential effect of market volatility on our financial condition and results of operations.

Oil and Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market commodity prices of, and demand for, oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, many of which are beyond our control.  These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels and overall economic conditions, both foreign and domestic.  We cannot predict future oil and gas commodity prices with any degree of certainty.  Sustained weakness in oil and gas commodity prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that we can produce economically.  Any reduction in reserves, including reductions due to commodity price fluctuations, can reduce the borrowing base under the revolving credit facility and adversely affect our liquidity and our ability to obtain capital for our exploration and development activities.  Similarly, any improvements in oil and gas commodity prices can have a favorable impact on our financial condition, results of operations and capital resources.  Based on December 31, 2015 reserve estimates, we project that a $1 decline in the price per barrel of oil and a $0.50 decline in the price per Mcf of gas from year end 2015 would reduce our gross revenues for the year ending December 31, 2016 by $6.6 million.

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

The following summarizes information concerning our net positions in open commodity derivatives, all of which were entered into in January 2016 and March 2016, applicable to periods subsequent to December 31, 2015.  In addition, we granted an option on an additional 739 MBbls of oil production from July 2016 through December 2016 at $40.25 per barrel exercisable by the counterparty by June 30, 2016. Settlement prices of commodity derivatives are based on NYMEX futures prices.

Current Swaps:

	Oil
	MBbls	Price
Production Period:
1st Quarter 2016	421	$40.25
2nd Quarter 2016	518	$40.47
3rd Quarter 2016	176	$42.70
4th Quarter 2016	167	$42.70
2017	315	$44.30
	1,597

Swaps Subject to Optional Extension:

	Oil
	MBbls	Price
Production Period:
3rd Quarter 2016	378	$40.25
4th Quarter 2016	361	$40.25
	739

Interest Rates

We are exposed to interest rate risk on our long-term debt with a variable interest rate.  At December 31, 2015, our fixed rate debt had a carrying value of $599.8 million and an approximate fair value of $462.8 million, based on current market quotes.  We estimate that the hypothetical change in the fair value of our long-term debt resulting from a 100-basis point change in interest rates would be approximately $12.3 million.  Based on our outstanding variable rate indebtedness at December 31, 2015 of $150 million, a change in interest rates of 100-basis points would affect annual interest payments by $1.5 million.

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

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).  Based on this assessment, management has concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

KPMG LLP has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, the contents of which are shown below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Clayton Williams Energy, Inc.:

We have audited Clayton Williams Energy, Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Clayton Williams Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Clayton Williams Energy, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 24, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
March 24, 2016

Item 9B -       Other Information

None.

PART III

Item 10 -        Directors, Executive Officers and Corporate Governance

Information required by this Item 10 is incorporated by reference to our definitive proxy statement relating to the 2016 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2016.

Item 11 -        Executive Compensation

Information required by this Item 11 is incorporated by reference to our definitive proxy statement relating to the 2016 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2016.

Item 12 -                        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is incorporated by reference to our definitive proxy statement relating to the 2016 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2016.

Item 13 -        Certain Relationships and Related Transactions, and Director Independence

Information required by this Item 13 is incorporated by reference to our definitive proxy statement relating to the 2016 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2016.

Item 14 -        Principal Accounting Fees and Services

Information required by this Item 14 is incorporated by reference to our definitive proxy statement relating to the 2016 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2016.

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

**3.1	Second Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Form S-2 Registration Statement, Commission File No. 333-13441

**3.2	Certificate of Amendment of Second Restated Certificate of Incorporation of Clayton Williams Energy, Inc., filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ended September 30, 2000††

**3.3	Certificate of Designation of the Special Voting Preferred Stock of Clayton Williams Energy, Inc., filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on March 15, 2016††

**3.4	Corporate Bylaws of Clayton Williams Energy, Inc., as amended, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2008††

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

**10.1	Third Amended and Restated Credit Agreement dated April 23, 2014, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 25, 2014††

**10.2	Amendment No. 1 to Third Amended and Restated Credit Agreement dated April 23, 2014, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on November 14, 2014††

**10.3	Amendment No. 2 to Third Amended and Restated Credit Agreement dated April 23, 2014, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on February 25, 2015††

**10.4	Amendment No. 3 to Third Amended and Restated Credit Agreement dated April 23, 2014, filed as Exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 2015††

**10.5	Amendment No. 4 to Third Amended and Restated Credit Agreement dated April 23, 2014, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on March 15, 2016††

**10.6
Credit Agreement by and among the Company, as Borrower, certain subsidiaries of the Company, as Guarantors, the Lenders party thereto and Wilmington Trust, National Association, as Administrative Agent, dated as of March 8, 2016, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 9, 2016††

**10.7
Amendment No. 1 to Credit Agreement by and among the Company, as Borrower, certain subsidiaries of the Company, as Guarantors, the Lenders party thereto and Wilmington Trust, National Association, as Administrative Agent, dated as of March 15, 2016, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 15, 2016††

**10.8†	Outside Directors Stock Option Plan, filed as Exhibit 10.1 to the Company’s Form S-8 Registration Statement, Commission File No. 33-68316

Exhibit Number	Description of Exhibit
**10.9†	First Amendment to Outside Directors Stock Option Plan, filed as Exhibit 10.13 to the Company’s Form 10-K for the period ended December 31, 1995††

**10.10†	Second Amendment to Outside Directors Stock Option Plan, filed as Exhibit 10.13 to the Company’s Form 10-K for the period ended December 31, 2005††

**10.11†	Amendment to Outside Directors Stock Option Plan, filed as Exhibit 10.1 to the Company’s Form S-8 Registration Statement, Commission File No. 33-68316

**10.12†	Form of stock option agreement for Outside Directors Stock Option Plan, filed as Exhibit 10.38 to the Company’s Form 10-K for the period ended December 31, 2004††

**10.13†	Bonus Incentive Plan, filed as Exhibit 10.1 to the Company’s Form S-8 Registration Statement, Commission File No. 33-68320

**10.14†	First Amendment to Bonus Incentive Plan, filed as Exhibit 10.9 to the Company’s Form 10-K for the period ended December 31, 1997††

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

**10.25†	Form of Director Indemnification Agreement, filed as Exhibit 10.71 to the Company’s Form 10-K for the period ended December 31, 2008††

**10.26†	Southwest Royalties, Inc. Reward Plan dated January 15, 2007, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with Commission on January 18, 2007††

**10.27†	Form of Notice of Bonus Award Under the Southwest Royalties, Inc. Reward Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 18, 2007††

**10.28†	Barstow Area Reward Plan dated June 19, 2008, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.29†	Fuhrman-Mascho Reward Plan dated December 1, 2009, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2009††

Exhibit Number	Description of Exhibit
**10.30†	CWEI Andrews Fee Reward Plan dated October 19, 2010, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 22, 2010††

**10.31†	CWEI Andrews Samson Reward Plan dated October 19, 2010, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 22, 2010††

**10.32†	CWEI Andrews Fee Reward Plan II dated June 28, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2011††

**10.33†	CWEI Andrews University Reward Plan dated June 28, 2011, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2011††

**10.34†	CWEI Delaware Basin Reward Plan dated June 28, 2011, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2011††

**10.35†	CWEI Andrews Samson Reward Plan II dated June 28, 2011, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2011††

**10.36†	CWEI South Louisiana Reward Plan dated June 28, 2011, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2011††

**10.37†	CWEI Oklahoma 3D Phase 1 Reward Plan dated May 1, 2013, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2013††

**10.38†	CWEI Oklahoma 3D Phase 2 Reward Plan dated May 1, 2013, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2013††

**10.39†	CWEI East Permian Reward Plan dated August 20, 2013, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2013††

**10.40†	CWEI Andrews Properties I Reward Plan effective April 18, 2013, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 25, 2014††

**10.41†
Participation Agreement relating to West Coast Energy Properties, L.P. dated December 11, 2006, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2006††

**10.42†	Participation Agreement relating to RMS/Warwink dated April 10, 2007, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 13, 2007††

**10.43†	Participation Agreement relating to CWEI Andrews Area dated June 19, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.44†	Participation Agreement relating to CWEI Crockett County Area dated June 19, 2008, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.45†	Participation Agreement relating to CWEI South Louisiana VI dated June 19, 2008, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.46†	Participation Agreement relating to CWEI Utah dated June 19, 2008, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.47†	Participation Agreement relating to CWEI Sacramento Basin I dated August 12, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 14, 2008††

**10.48†
Employment Agreement between Clayton Williams Energy, Inc. and Clayton W. Williams, Jr., effective as of June 1, 2015, filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.49†	Employment Agreement between Clayton Williams Energy, Inc. and Mel G. Riggs, effective as of June 1, 2015, filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.50†	Employment Agreement between Clayton Williams Energy, Inc. and Michael L. Pollard, effective as of June 1, 2015, filed as Exhibit 10.3 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.51†	Employment Agreement between Clayton Williams Energy, Inc. and Ron D. Gasser, effective as of June 1, 2015, filed as Exhibit 10.4 to the Company’s Form 10-Q for the period ended June 30, 2015††

Exhibit Number	Description of Exhibit
**10.52†	Employment Agreement between Clayton Williams Energy, Inc. and Sam Lyssy, effective as of June 1, 2015, filed as Exhibit 10.5 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.53†	Employment Agreement between Clayton Williams Energy, Inc. and John F. Kennedy, effective as of June 1, 2015, filed as Exhibit 10.6 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.54†	Employment Agreement between Clayton Williams Energy, Inc. and Robert L. Thomas, effective as of June 1, 2015, filed as Exhibit 10.7 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.55†	Employment Agreement between Clayton Williams Energy, Inc. and T. Mark Tisdale, effective as of June 1, 2015, filed as Exhibit 10.8 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.56†	Employment Agreement between Clayton Williams Energy, Inc. and Greg S Welborn, effective as of June 1, 2015, filed as Exhibit 10.9 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.57†	Employment Agreement between Clayton Williams Energy, Inc. and Patrick C. Reesby, effective as of June 1, 2015, filed as Exhibit 10.10 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.58†	CWEI Austin Chalk Reward Plan dated June 19, 2008, as amended, filed as Exhibit 10.11 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.59†	CWEI Austin Chalk Reward Plan II dated October 19, 2010, as amended, filed as Exhibit 10.12 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.60†	CWEI Austin Chalk Reward Plan III dated June 28, 2011, as amended, filed as Exhibit 10.13 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.61†	CWEI Amacker Tippett Reward Plan dated June 19, 2008, as amended, filed as Exhibit 10.14 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.62†	CWEI Delaware Basin Reward Plan dated June 28, 2011, as amended, filed as Exhibit 10.15 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.63†	CWEI Delaware Basin II Reward Plan dated June 11, 2014, as amended, filed as Exhibit 10.16 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.64†	CWEI Eagle Ford I Reward Plan dated August 20, 2013, as amended, filed as Exhibit 10.17 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.65†	CWEI Eagle Ford II Reward Plan dated June 11, 2014, as amended, filed as Exhibit 10.18 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.66†	Form of Warrant to Purchase Common Stock dated as of March 15, 2016, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 15, 2016††

**10.67†	Form of Standstill Agreement dated as of March 15, 2016, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 15, 2016††

**10.68†
Registration Rights Agreement by and between the Company and the Sellers listed on Schedule I thereto, dated as of March 15, 2016, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on March 15, 2016††

*21.1	Subsidiaries of the Registrant

*23.1	Consent of KPMG LLP

*23.2	Consent of Williamson Petroleum Consultants, Inc.

*23.3	Consent of Ryder Scott Company, L.P.

*24.1	Power of Attorney

*31.1	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934

Exhibit Number	Description of Exhibit
*31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934

***32.1	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*99.1	Summary Report of Williamson Petroleum Consultants, Inc. independent consulting engineers

*99.2	Summary Report of Ryder Scott Company, L.P. independent consulting engineers

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Incorporated by reference to the filing indicated.
***	Furnished herewith.
†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
††	Filed under the Company’s Commission File No. 001-10924.

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

Present value of proved reserves (“PV-10”).  The present value of estimated future revenues, discounted at 10% annually, to be generated from the production of proved reserves determined in accordance with SEC guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to (i) non-property related expenses such as general and administrative expenses, debt service and future income tax expense, or (ii) depreciation, depletion and amortization.

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

Undeveloped acreage.  Leased acreage on which wells have not been drilled or completed in a particular formation to a point that would permit the production of economic quantities of oil or gas, regardless of whether such acreage contains proved reserves.

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

CLAYTON WILLIAMS ENERGY, INC.
(Registrant)

By:	/s/ CLAYTON W. WILLIAMS, JR.
Clayton W. Williams, Jr.
Chairman of the Board and
Chief Executive Officer

Date:	March 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CLAYTON W. WILLIAMS, JR.	Chairman of the Board,	March 24, 2016
Clayton W. Williams, Jr.	Chief Executive Officer and Director

/s/ MEL G. RIGGS	President and Director	March 24, 2016
Mel G. Riggs

/s/ MICHAEL L. POLLARD	Senior Vice President —	March 24, 2016
Michael L. Pollard	Finance, Chief Financial Officer and Treasurer

/s/ ROBERT L. THOMAS	Vice President — Accounting and	March 24, 2016
Robert L. Thomas	Principal Accounting Officer

*	Director	March 24, 2016
Ted Gray, Jr.

*	Director	March 24, 2016
Davis L. Ford

*	Director	March 24, 2016
Robert L. Parker

*	Director	March 24, 2016
Jordan R. Smith

* By: /s/ MEL G. RIGGS
* Mel G. Riggs
Attorney-in-Fact

CLAYTON WILLIAMS ENERGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTAL INFORMATION

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Clayton Williams Energy, Inc.:

We have audited the accompanying consolidated balance sheets of Clayton Williams Energy, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clayton Williams Energy, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Clayton Williams Energy, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 24, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
March 24, 2016

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands) ASSETS

	December 31,
	2015	2014
CURRENT ASSETS
Cash and cash equivalents	$7,780	$28,016
Accounts receivable:
Oil and gas sales	16,660	36,526
Joint interest and other, net of allowance for doubtful accounts of $2,447 at December 31, 2015 and $1,204 at December 31, 2014	3,661	14,550
Affiliates	260	322
Inventory	31,455	42,087
Deferred income taxes	6,526	6,911
Prepaids and other	2,463	4,208
	68,805	132,620
PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	2,585,502	2,684,913
Pipelines and other midstream facilities	60,120	59,542
Contract drilling equipment	123,876	122,751
Other	19,371	20,915
	2,788,869	2,888,121
Less accumulated depreciation, depletion and amortization	(1,587,585)	(1,539,237)
Property and equipment, net	1,201,284	1,348,884
OTHER ASSETS
Debt issue costs, net	9,629	12,712
Investments and other	15,051	16,669
	24,680	29,381
	$1,294,769	$1,510,885

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands) LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2015	2014
CURRENT LIABILITIES
Accounts payable:
Trade	$29,197	$93,650
Oil and gas sales	19,490	41,328
Affiliates	383	717
Accrued liabilities and other	16,669	20,658
	65,739	156,353
NON-CURRENT LIABILITIES
Long-term debt	749,759	704,696
Deferred income taxes	108,996	164,599
Asset retirement obligations	48,728	45,697
Deferred revenue from volumetric production payment	5,470	23,129
Accrued compensation under non-equity award plans	16,254	17,866
Other	225	751
	929,432	956,738
COMMITMENTS AND CONTINGENCIES (see Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share, authorized — 3,000,000 shares; none issued	—	—
Common stock, par value $.10 per share, authorized — 30,000,000 shares; issued and outstanding — 12,169,536 shares at December 31, 2015 and December 31, 2014	1,216	1,216
Additional paid-in capital	152,686	152,686
Retained earnings	145,696	243,892
	299,598	397,794
	$1,294,769	$1,510,885

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (In thousands, except per share)

	Year Ended December 31,
	2015	2014	2013
REVENUES
Oil and gas sales	$217,485	$418,330	$399,950
Midstream services	6,122	6,705	4,965
Drilling rig services	23	28,028	17,812
Other operating revenues	8,742	15,393	6,488
Total revenues	232,372	468,456	429,215
COSTS AND EXPENSES
Production	87,557	105,296	108,405
Exploration:
Abandonments and impairments	6,509	20,647	5,887
Seismic and other	1,318	2,314	3,906
Midstream services	1,688	2,212	1,816
Drilling rig services	5,238	19,232	16,290
Depreciation, depletion and amortization	162,262	154,356	150,902
Impairment of property and equipment	41,917	12,027	89,811
Accretion of asset retirement obligations	3,945	3,662	4,203
General and administrative	22,788	34,524	33,279
Other operating expenses	12,585	2,547	2,101
Total costs and expenses	345,807	356,817	416,600
Operating income (loss)	(113,435)	111,639	12,615
OTHER INCOME (EXPENSE)
Interest expense	(54,422)	(50,907)	(43,079)
Gain (loss) on derivatives	12,519	4,789	(8,731)
Other	2,003	3,047	1,905
Total other income (expense)	(39,900)	(43,071)	(49,905)
Income (loss) before income taxes	(153,335)	68,568	(37,290)
Income tax (expense) benefit	55,139	(24,687)	12,428
NET INCOME (LOSS)	$(98,196)	$43,881	$(24,862)
Net income (loss) per common share:
Basic	$(8.07)	$3.61	$(2.04)
Diluted	$(8.07)	$3.61	$(2.04)
Weighted average common shares outstanding:
Basic	12,170	12,167	12,165
Diluted	12,170	12,167	12,165

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands)

	Common Stock		Additional		Total
	No. of	Par	Paid-In	Retained	Stockholders’
	Shares	Value	Capital	Earnings	Equity
BALANCE,
December 31, 2012	12,165	$1,216	$152,527	$224,873	$378,616
Net loss	—	—	—	(24,862)	(24,862)
Issuance of stock through compensation plans, including income tax benefits	1	—	29	—	29
BALANCE,
December 31, 2013	12,166	1,216	152,556	200,011	353,783
Net income	—	—	—	43,881	43,881
Issuance of stock through compensation plans, including income tax benefits	4	—	130	—	130
BALANCE,
December 31, 2014	12,170	1,216	152,686	243,892	397,794
Net loss	—	—	—	(98,196)	(98,196)
BALANCE,
December 31, 2015	12,170	$1,216	$152,686	$145,696	$299,598

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(98,196)	$43,881	$(24,862)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	162,262	154,356	150,902
Impairment of property and equipment	41,917	12,027	89,811
Abandonments and impairments	6,509	20,647	5,887
(Gain) loss on sales of assets and impairment of inventory, net	3,018	(9,138)	(3,024)
Deferred income tax expense (benefit)	(55,218)	24,460	(14,042)
Non-cash employee compensation	(2,674)	1,397	(3,493)
(Gain) loss on derivatives	(12,519)	(4,789)	8,731
Cash settlements of derivatives	12,519	7,099	690
Accretion of asset retirement obligations	3,945	3,662	4,203
Amortization of debt issue costs and original issue discount	3,246	3,030	3,266
Amortization of deferred revenue from volumetric production payment	(6,822)	(7,708)	(8,746)
Other	1,542	—	—
Changes in operating working capital:
Accounts receivable	30,817	5,255	(7,163)
Accounts payable	(35,860)	4,561	12,740
Other	(2,327)	(619)	5,676
Net cash provided by operating activities	52,159	258,121	220,576
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(179,827)	(422,473)	(288,133)
Proceeds from volumetric production payment	2,866	1,067	1,332
Termination of volumetric production payment	(13,703)	—	—
Proceeds from sales of assets	71,460	104,529	259,799
(Increase) decrease in equipment inventory	1,733	(1,886)	(726)
Other	76	(234)	(1,315)
Net cash used in investing activities	(117,395)	(318,997)	(29,043)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	45,000	102,139	268,335
Repayments of long-term debt	—	(40,000)	(444,000)
Proceeds from exercise of stock options	—	130	29
Net cash provided by (used in) financing activities	45,000	62,269	(175,636)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,236)	1,393	15,897
CASH AND CASH EQUIVALENTS
Beginning of period	28,016	26,623	10,726
End of period	$7,780	$28,016	$26,623
SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$51,293	$47,817	$35,219
Cash paid for income taxes	$—	$1,600	$—

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                         Nature of Operations

Clayton Williams Energy, Inc. a Delaware corporation, is an independent oil and gas company engaged in the exploration for and development and production of oil and natural gas primarily in its core areas in Texas and New Mexico.  Unless the context otherwise requires, references to “CWEI” mean Clayton Williams Energy, Inc., the parent company, and references to “the Company,” “we,” “us” or “our” mean Clayton Williams Energy, Inc. and its consolidated subsidiaries.  Approximately 25.5% of CWEI’s outstanding common stock is beneficially owned by Clayton W. Williams, Jr. (“Mr. Williams”), Chairman of the Board and Chief Executive Officer of the Company, and approximately 25% is owned by a partnership in which Mr. Williams’ adult children are limited partners, and Mel G. Riggs, our President, is the sole general partner.

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

Principles of Consolidation

The consolidated financial statements include the accounts of CWEI and its wholly owned subsidiaries.  We account for our undivided interests in oil and gas limited partnerships using the proportionate consolidation method.  Under this method, we consolidate our proportionate share of assets, liabilities, revenues and expenses of such limited partnerships.  Less than 5% of our consolidated total assets and total revenues are derived from oil and gas limited partnerships.  Substantially all intercompany transactions and balances associated with the consolidated operations have been eliminated.

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

Pipelines and Other Midstream Facilities and Other Property and Equipment

Pipelines and other midstream facilities consist of pipelines to transport oil, natural gas and water, natural gas processing facilities and compressors.  Other property and equipment consists primarily of field equipment and facilities, office equipment, leasehold improvements and vehicles.  Major renewals and betterments are capitalized while repairs and maintenance are charged to expense as incurred.  The cost of assets retired or otherwise disposed of and the applicable accumulated depreciation are removed from the accounts, and any gain or loss is included in operating income (loss) in the accompanying consolidated statements of operations and comprehensive income (loss).

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

Capitalization of Interest

Interest costs associated with our inventory of unproved oil and gas property lease acquisition costs are capitalized during the periods for which exploration activities are in progress.  During the years ended December 31, 2015, 2014 and 2013, we capitalized interest totaling approximately $0.3 million, $1 million and $1.4 million, respectively.

Cash and Cash Equivalents

We consider all cash and highly liquid investments with original maturities of three months or less to be cash equivalents.

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of Common Shares outstanding for the period.  Diluted net income (loss) per share reflects the potential dilution that could occur if dilutive stock options were exercised, calculated using the treasury stock method.  The diluted net income (loss) per share calculations for 2015, 2014 and 2013 include changes in potential shares attributable to dilutive stock options.

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

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Revenue Recognition and Gas Balancing

We utilize the sales method of accounting for oil, natural gas and natural gas liquids (“NGL”) revenues whereby revenues, net of royalties, are recognized as the production is sold to purchasers.  The amount of gas sold may differ from the amount to which we are entitled based on our revenue interests in the properties.  We did not have any significant gas imbalance positions at December 31, 2015, 2014 or 2013.  Revenues from midstream services and drilling rig services are recognized as services are provided.

Comprehensive Income (Loss)

There were no differences between net income (loss) and comprehensive income (loss) in 2015, 2014 and 2013.

Concentration Risks

We sell our oil and natural gas production to various customers, serve as operator in the drilling, completion and operation of oil and gas wells, and enter into derivatives with various counterparties.  When management deems appropriate, we obtain letters of credit to secure amounts due from our principal oil and gas purchasers and follow other procedures to monitor credit risk from joint owners and derivatives counterparties.  Allowances for doubtful accounts at December 31, 2015 and 2014 relate to amounts due from joint interest owners.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” The main difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. ASU 2016-02 must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transaction will require application of the new guidance at the beginning of the earliest comparative period presented. We are evaluating the impact that this new guidance will have on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes.” This ASU requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption will be permitted as of the beginning of an interim or annual reporting period. This standard may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. Adoption of the new guidance will affect the presentation of our consolidated balance sheets and will not have a material impact on our consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.”  This ASU requires entities to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market.  ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years and should be applied prospectively, with early adoption permitted.  The adoption of this standard will not have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. An entity is required to apply ASU 2015-03 for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. An entity should apply ASU 2015-03 on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). We currently present debt issuance costs on the balance sheet as an asset. As of December 31, 2015, we had $9.6 million of debt issuance costs, which under this standard would be reclassified from an asset to a direct deduction to the related debt liability.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” that outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year. That new standard is now effective for annual reporting periods beginning after December 15, 2017. An entity can apply ASU 2014-09 using either a full retrospective method, meaning the standard is applied to all of the periods presented, or a modified retrospective method, meaning the cumulative effect of initially applying the standard is recognized in the most current period presented in the financial statements. We are evaluating the impact that this new guidance will have on our consolidated financial statements.

3.                         Long-Term Debt

Long-term debt consists of the following:

	December 31, 2015	December 31, 2014
	(In thousands)
7.75% Senior Notes due 2019, net of unamortized original issue discount of $241 at December 31, 2015 and $304 at December 31, 2014	$599,759	$599,696
Revolving credit facility, due April 2019(a)	150,000	105,000
	$749,759	$704,696
______

(a)	Renewed and extended in April 2014.

Senior Notes

In March 2011, we issued $300 million of aggregate principal amount of 7.75% Senior Notes due 2019 (the “2019 Senior Notes”). The 2019 Senior Notes, which are unsecured, were issued at par and bear interest at 7.75% per year, payable semi-annually on April 1 and October 1 of each year.  In April 2011, we issued an additional $50 million aggregate principal amount of the 2019 Senior Notes with an original issue discount of 1% or $0.5 million.  In October 2013, we issued an additional $250 million of aggregate principal amount of the 2019 Senior Notes at par to yield 7.75% to maturity. All of the 2019 Senior Notes are treated as a single class of debt securities under the same indenture. We may redeem some or all of the 2019 Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 101.938% beginning on April 1, 2016 and 100% beginning on April 1, 2017 or for any period thereafter, in each case plus accrued and unpaid interest.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Indenture contains covenants that restrict our ability to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the 2019 Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant provides that, with certain exceptions, we may only incur indebtedness if the ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) exceeds 2.25 times.  While we met this ratio as of December 31, 2015, if we do not meet this ratio in the future, in order to borrow under our revolving credit facility or make other borrowings, we expect to rely primarily on a covenant provision permitting the incurrence of indebtedness under a Credit Facility (as defined in the Indenture) in an aggregate principal amount at any time outstanding not to exceed the greater of (a) $500 million and (b) 30% of Adjusted Consolidated Net Tangible Assets (as defined in the Indenture). These covenants are subject to a number of additional important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at December 31, 2015 and December 31, 2014.

Revolving Credit Facility

We currently borrow money under a revolving credit facility with a syndicate of 16 banks led by JP Morgan Chase Bank, N.A.  On March 8, 2016, we entered into an amendment to the revolving credit facility in connection with the Refinancing (see “ — Term Loan Credit Facility”). The amendment, among other things, reduced the borrowing base and aggregate commitments of the lenders from $450 million to $100 million. The aggregate commitments may be increased to $150 million if we meet a minimum ratio of the discounted present value of our proved developed producing reserves to our debt under the revolving credit facility of 1.2 to 1.0. Increases in aggregate lender commitments require the consent of each lender.

The amendment also increased the applicable interest rates under our revolving credit facility by 0.75% at every borrowing base utilization level. At our election, interest under the revolving credit facility is determined by reference to (1) LIBOR plus an applicable margin between 2.5% and 3.5% per year or (2) the greatest of (A) the prime rate, (B) the federal funds rate plus 0.5% or (C) one-month LIBOR plus 1% plus, in any of (A), (B) or (C), an applicable margin between 1.5% and 2.5% per year. We are also required to pay a commitment fee on the unused portion of the commitments under the revolving credit facility of 0.5% per year. The applicable margin is determined based on the utilization of the borrowing base. Interest and fees are payable quarterly, except that interest on LIBOR-based tranches is due at maturity of each tranche but no less frequently than quarterly.

The revolving credit facility also contains various covenants and restrictive provisions that may, among other things, limit our ability to sell assets, incur additional indebtedness, make investments or loans and create liens.  One such covenant requires that we maintain a ratio of consolidated current assets to consolidated current liabilities of at least 1 to1. The March 2016 amendment replaced a requirement that we maintain certain ratios of consolidated funded indebtedness to consolidated EBITDAX with a less restrictive ratio of debt outstanding solely under the revolving credit facility to consolidated EBITDAX of 2.0 to 1.0.

The revolving credit facility matures in April 2019 and is subject to an accelerated maturity date of October 1, 2018 unless our existing 2019 Senior Notes are refinanced or extended in accordance with the terms of the revolving credit facility prior to October 1, 2018.

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

The revolving credit facility is collateralized by a first lien on substantially all of our assets, including at least 90% of the adjusted engineered value (as defined in the revolving credit facility) attributed to our proved oil and gas interests evaluated in determining the borrowing base.  The obligations under the revolving credit facility are guaranteed by each of CWEI’s material restricted domestic subsidiaries.

At December 31, 2015, we had $150 million of borrowings outstanding on the revolving credit facility, leaving $298.1 million available after allowing for outstanding letters of credit totaling $1.9 million. The effective annual interest rate on borrowings under the revolving credit facility, excluding bank fees and amortization of debt issue costs, for the year ended December 31, 2015 was 2.2%. We were in compliance with all financial and non-financial covenants at December 31, 2015 and December 31, 2014.

The failure to comply with the foregoing covenants will constitute an event of default (subject, in the case of certain covenants, to applicable notice and/or cure periods) under the revolving credit facility. Other events of default under the revolving

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

credit facility include, among other things, (1) the failure to timely pay principal, interest, fees or other amounts due and owing, (2) the inaccuracy of representations or warranties in any material respect, (3) the occurrence of certain bankruptcy or insolvency events, and (4) the loss of lien perfection or priority. The occurrence and continuance of an event of default could result in, among other things, acceleration of all amounts outstanding.

Term Loan Credit Facility

On March 8, 2016, we entered into the term loan credit facility with funds managed by Ares Management, LLC (“Ares”) providing for the lenders to make secured term loans to us in the principal amount of $350 million (the “Refinancing”). The Refinancing also provided for us to issue to the lenders warrants to purchase 2,251,364 shares of our common stock at a price of $22.00 per share and required certain amendments to the revolving credit facility. The Refinancing closed on March 15, 2016. Aggregate cash proceeds from the Refinancing of approximately $340 million, net of transaction costs, were used to fully repay the then-outstanding balance on the revolving credit facility of $160 million, plus accrued interest and fees, and added approximately $180 million of cash to our balance sheet to provide a dedicated source of liquidity to fund our operations and development. The term loans were issued at an original issue discount of $16.8 million, which amount equaled the cash value received by us for the issuance of the related warrants and shares of special voting preferred stock.

Interest on the term loans is payable quarterly in cash at 12.5% per year; however, during the period from March 15, 2016 through March 31, 2018, we may elect to pay interest for any quarter in kind at 15% per year. We have agreed in advance to pay interest for the period commencing from March 15, 2016 and ending March 31, 2016 in cash, and have elected to pay interest for the quarterly period ending June 30, 2016 in kind.

The term loan credit facility matures on March 15, 2021, but is subject to an earlier maturity on December 31, 2018, if we do not extend or refinance our existing 2019 Senior Notes on or prior to that date.

The term loan credit facility is collateralized by a second lien on substantially all of our assets, including at least 90% of the adjusted engineered value (as defined in the term loan credit facility) attributed to our proved oil and gas interests. The obligations under the term loan credit facility are guaranteed by each of CWEI’s material restricted domestic subsidiaries. Optional and mandatory prepayments made prior to September 15, 2020 are subject to make-whole or prepayment premiums.

The term loan credit facility also contains various covenants and restrictive provisions which may, among other things, limit our ability to sell assets, incur additional indebtedness, make investments or loans and create liens. One such covenant requires that we maintain an asset-to-secured debt coverage ratio as of each December 31 and June 30 of each year, beginning with December 31, 2018, of at least 1.2 to 1.0.

The failure to comply with these covenants will constitute an event of default (subject, in the case of certain covenants, to applicable notice and/or cure periods) under the term loan credit facility. Other events of default under the term loan credit facility include, among other things, (1) the failure to timely pay principal, interest, fees or other amounts due and owing, (2) the inaccuracy of representations or warranties in any material respect, (3) the occurrence of certain bankruptcy or insolvency events, and (4) the loss of lien perfection or priority. The occurrence and continuance of an event of default could result in, among other things, acceleration of all amounts outstanding.

4.                         Sales of Assets

In December 2015, we sold certain acreage in Burleson County, Texas for cash consideration of $21.8 million. This acreage, located east of our contiguous acreage block, was sold under a three-year term assignment that may be extended beyond the stated term as long as the buyer maintains a 180-day continuous development program on the acreage. We retained our rights to all depths and formations other than the Eagle Ford formation and also retained our interest in acreage and production in all wells currently situated on the acreage. We also reserved an overriding royalty interest to the extent the net revenue interest of any assigned lease exceeds 75%.

Prior to December 2015, we successfully closed several asset sales. In September 2015, we sold our interests in selected leases and wells in South Louisiana for $11.8 million subject to customary closing adjustments. In June 2015, we sold certain acreage in Burleson County, Texas for cash consideration of $22.1 million. We retained our rights to all depths and formations other than the Eagle Ford formation and also retained our interest in acreage and production associated with the Porter E Unit #1, our only Eagle Ford well situated on this acreage, a reversionary interest in acreage if the buyer fails to maintain a continuous development program and an overriding royalty interest in leases to the extent the net revenue interest exceeds 75%. During the first half of 2015, we sold our interests in selected leases in Oklahoma and sold our interests in certain wells in Martin and Yoakum Counties, Texas for proceeds totaling $7.3 million.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2014, we sold our interests in approximately 7,500 net acres in the Delaware Basin in Ward and Winkler Counties, Texas to an unaffiliated third party for $29.3 million. In March 2014, we closed a transaction to sell our interests in selected wells and leases in Wilson, Brazos, La Salle, Frio and Robertson Counties, Texas for $71 million, subject to customary closing adjustments. At closing, $6.8 million of the total proceeds was placed in escrow pending resolution of certain title requirements. In May 2015, the title requirements were satisfied and the remaining proceeds were released. In February 2014, we sold a property in Ward County, Texas for $5.1 million, subject to customary closing adjustments.

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

The following table reflects the changes in ARO for the years ended December 31, 2015 and December 31, 2014:

	2015	2014
	(In thousands)
Beginning of year	$45,697	$49,981
Additional ARO from new properties	469	1,209
Sales or abandonments of properties	(4,435)	(5,246)
Accretion expense	3,945	3,662
Revisions of previous estimates	3,052	(3,909)
End of year	$48,728	$45,697

6.                        Deferred Revenue from Volumetric Production Payment

In March 2012, Southwest Royalties, Inc. (“SWR”), a wholly owned subsidiary of CWEI, completed the mergers of each of the 24 limited partnerships of which SWR was the general partner, into SWR, with SWR continuing as the surviving entity in the mergers. To obtain the funds to finance the aggregate merger consideration, SWR entered into a volumetric production payment (“VPP”) with a third party for upfront cash proceeds of $44.4 million and deferred future advances aggregating $4.7 million. Under the terms of the VPP, SWR conveyed to the third party a term overriding royalty interest covering approximately 725 MBOE of estimated future oil and gas production from certain properties derived from the mergers. The scheduled volumes under the VPP relate to production months from March 2012 through December 2019 and were to be delivered to, or sold on behalf of, the third party free of all costs associated with the production and development of the underlying properties. Once the scheduled volumes were delivered to the third party, the term overriding royalty interest would terminate. SWR retained the obligation to prudently operate and produce the properties during the term of the VPP, and the third party assumed all risks associated with product prices. As a result, the VPP was accounted for as a sale of reserves, with the sales proceeds being deferred and amortized into oil and gas sales as the scheduled volumes were produced. The net proceeds from the VPP were recorded as a non-current liability in the consolidated balance sheets.  Deferred revenue from the VPP was amortized over the life of the VPP and recognized in oil and gas sales in the consolidated statements of operations and comprehensive income (loss). In August 2015, we terminated the VPP covering 277 MBOE of oil and gas production from August 2015 through December 2019 for $13.7 million. The termination of the VPP was accounted for as a repurchase of reserves, with the repurchase price offsetting the non-current liability and the balance of the remaining non-current liability amortized over the original term of the VPP and recognized in oil and gas sales in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2015, we have no further obligations under the VPP.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the changes in deferred revenue during the years ended December 31, 2015 and December 31, 2014:

	2015	2014
	(In thousands)
Beginning of year	$23,129	$29,770
Deferred revenue from VPP	2,866	1,067
Amortization of deferred revenue from VPP	(6,822)	(7,708)
Termination of VPP	(13,703)	—
End of year	$5,470	$23,129

7.                         Income Taxes

Deferred tax assets and liabilities are the result of temporary differences between the consolidated financial statement carrying values and the tax basis of assets and liabilities. Significant components of net deferred tax liabilities at December 31, 2015 and 2014 are as follows:

	2015	2014
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$106,992	$84,587
Statutory depletion carryforwards	9,809	9,581
Asset retirement obligations and other	21,249	19,061
	138,050	113,229
Deferred tax liabilities:
Property and equipment	(240,520)	(270,917)
Net deferred tax liabilities	$(102,470)	$(157,688)

Components of net deferred tax liabilities:
Current assets	$6,526	$6,911
Non-current liabilities	(108,996)	(164,599)
Net deferred tax liabilities	$(102,470)	$(157,688)

For the years ended December 31, 2015, 2014 and 2013, effective income tax rates were different than the statutory federal income tax rates for the following reasons:

	2015	2014	2013
	(In thousands)
Income tax expense (benefit) at statutory rate of 35%	$(53,667)	$23,999	$(13,052)
Tax depletion in excess of basis	(282)	(729)	(518)
Revision of previous tax estimates	30	(155)	373
State income tax expense (benefit), net of federal tax effect	(1,472)	1,008	76
Other	252	564	693
Income tax expense (benefit)	$(55,139)	$24,687	$(12,428)

Current	$79	$227	$1,614
Deferred	(55,218)	24,460	(14,042)
Income tax expense (benefit)	$(55,139)	$24,687	$(12,428)

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We derive a tax deduction when options are exercised under our stock option plans.  To the extent these tax deductions are used to reduce currently payable taxes in any period, we record a tax benefit for the excess of the tax deduction over cumulative book compensation expense as additional paid-in capital and as a financing cash flow in the accompanying consolidated financial statements.  At December 31, 2015, our cumulative tax loss carryforwards were approximately $327.2 million, of which $22 million relates to excess tax benefits from exercise of stock options.  The cumulative tax loss carryforwards are scheduled to expire if not utilized between 2026 and 2030.

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

CWEI and its subsidiaries file federal income tax returns with the United States Internal Revenue Service and state income tax returns in various state tax jurisdictions.  As a general rule, the Company’s tax returns for fiscal years after 2011 currently remain subject to examination by appropriate taxing authorities.  None of our income tax returns are under examination at this time.  We do not have any uncertain tax positions as of December 31, 2015 and 2014.

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

The following summarizes information concerning our net positions in open commodity derivatives, all of which were entered into in January 2016 and March 2016, applicable to periods subsequent to December 31, 2015.  In addition, we granted an option on an additional 739 MBbls of oil production from July 2016 through December 2016 at $40.25 per barrel exercisable by the counterparty by June 30, 2016. Settlement prices of commodity derivatives are based on NYMEX futures prices.

Current Swaps:

	Oil
	MBbls	Price
Production Period:
1st Quarter 2016	421	$40.25
2nd Quarter 2016	518	$40.47
3rd Quarter 2016	176	$42.70
4th Quarter 2016	167	$42.70
2017	315	$44.30
	1,597

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Swaps Subject to Optional Extension:

	Oil
	MBbls	Price
Production Period:
3rd Quarter 2016	378	$40.25
4th Quarter 2016	361	$40.25
	739

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

Effect of Derivative Instruments on the Consolidated Balance Sheets

We had no outstanding derivative positions at December 31, 2015 and December 31, 2014.

Our derivative contracts entered into in January 2016 and March 2016 are with JPMorgan Chase Bank, N.A.

Effect of Derivative Instruments Recognized in Earnings on the Consolidated Statements of Operations and Comprehensive Income (Loss)

	Amount of Gain or (Loss) Recognized in Earnings
	Year Ended December 31,
Location of Gain or (Loss) Recognized in Earnings	2015	2014	2013
	(In thousands)
Derivatives not designated as hedging instruments:
Commodity derivatives:
Other income (expense) -
Gain (loss) on derivatives	$12,519	$4,789	$(8,731)
Total	$12,519	$4,789	$(8,731)

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

Fair Value of Other Financial Instruments

We estimate the fair value of the 2019 Senior Notes using quoted market prices (Level 1 inputs). Fair value is compared to the carrying value in the table below:

	December 31, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
Description	Amount	Fair Value	Amount	Fair Value
(In thousands)
7.75% Senior Notes due 2019	$599,759	$462,750	$599,696	$510,000

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.                  Compensation Plans

Stock-Based Compensation

Initially, we reserved 86,300 shares of common stock for issuance under the Outside Directors Stock Option Plan (the “Directors Plan”).  Since the inception of the Directors Plan, CWEI issued options covering 52,000 shares of common stock at option prices ranging from $3.25 to $41.74 per share.  All options expired ten years from the grant date, were fully exercisable upon issuance and were all exercised as of December 2014.  In December 2009, the Board reduced the number of shares available for issuance under the Directors Plan to a level sufficient to cover only the remaining outstanding shares at that time.

The following table presents certain information regarding stock-based compensation amounts for the years ended December 31, 2015, 2014 and 2013.

	2015	2014	2013
	(In thousands, except per share)
Weighted average grant date fair value of options granted per share	$—	$—	$—
Intrinsic value of options exercised	$—	$263	$53

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

The Compensation Committee has also adopted an APO reward plan (the “APO Reward Plan”) which offers eligible officers, key employees and consultants the opportunity to receive bonus payments that are based on certain profits derived from a portion of our working interest in specified areas where we are conducting drilling and production enhancement operations.  The wells subject to an APO Reward Plan are not included in the APO Incentive Plan.  Likewise, wells included in the APO Incentive Plan are not included in the APO Reward Plan.  Although conceptually similar to the APO Incentive Plan, the APO Reward Plan is a compensatory bonus plan through which we pay participants a bonus equal to a portion of the APO cash flows received by us from our working interest in wells in a specified area.  Unlike the APO Incentive Plan, however, participants in the APO Reward Plan are not immediately vested in all future amounts payable under the plan.  To date, we have granted awards under the APO Reward Plan in 15 specified areas, each of which established a quarterly bonus amount equal to 7% or 10% of the APO cash flow from wells drilled or recompleted in the respective areas after the effective date set forth in each plan, which dates range from January 1, 2007 to June 11, 2014.  Of these 15 awards, 12 awards are fully vested and three will fully vest on June 23, 2016.

In January 2007, we granted awards under the Southwest Royalties Reward Plan (the “SWR Reward Plan”), a one-time incentive plan which established a quarterly bonus amount for participants equal to the APO cash flow from a 22.50% working interest in one well.  The plan is fully vested and 100% of subsequent quarterly bonus amounts are payable to participants.

To continue as a participant in the APO Reward Plan or the SWR Reward Plan, participants must remain in the employment or service of the Company through the full vesting date established for each award.  The full vesting date may be accelerated in the event of a change of control or sale transaction, as defined in the plan documents.

We recognize compensation expense related to the APO Partnerships based on the estimated value of economic interests conveyed to the participants.  Estimated compensation expense applicable to the APO Reward Plan and the SWR Reward Plan is

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized over the applicable vesting periods, which range from two years to five years.  Compensation expense related to non-equity award plans was $(0.03) million in 2015, $4.6 million in 2014 and $2.1 million in 2013.

Accrued compensation under non-equity award plans is reflected in the accompanying consolidated balance sheets as detailed in the following schedule:

	December 31, 2015	December 31, 2014
	(In thousands)
Current liabilities:
Accrued liabilities and other	$1,251	$2,317
Non-current liabilities:
Accrued compensation under non-equity award plans	16,254	17,866
Total accrued compensation under non-equity award plans	$17,505	$20,183

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

The following table summarizes the charges to and from the Williams Entities for the years ended December 31, 2015, 2014 and 2013.

	2015	2014	2013
	(In thousands)
Amounts received from the Williams Entities:
Service Agreement:
Services	$622	$663	$715
Insurance premiums and benefits	922	960	837
Reimbursed expenses	500	296	427
	$2,044	$1,919	$1,979
Amounts paid to the Williams Entities:
Rent(a)	$1,741	$1,614	$1,560
Service Agreement:
Business entertainment(b)	155	205	344
Reimbursed expenses	226	204	216
	$2,122	$2,023	$2,120
______

(a)	Rent amounts were paid to a partnership within the Williams Entities. The Company owns 31.9% of the partnership and affiliates of the Company own 25.8%.

(b)	Consists primarily of hunting and fishing recreation for business associates and employees of the Company on land owned by affiliates of Mr. Williams.

Accounts receivable from affiliates and accounts payable to affiliates include, among other things, amounts for customary charges by the Company as operator of certain wells in which affiliates own an interest.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.                  Other Operating Revenues and Expenses

Other operating revenues and expenses for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
	(In thousands)
Other operating revenues:
Gain on sales of assets	$8,718	$11,685	$4,467
Marketing revenue	24	3,708	2,021
Total other operating revenues	$8,742	$15,393	$6,488
Other operating expenses:
Loss on sales of assets	$1,355	$2,511	$1,233
Marketing expense	849	—	658
Impairment of inventory	10,381	36	210
Total other operating expenses	$12,585	$2,547	$2,101

Gain on sales of assets for the year ended December 31, 2015 included the sale of selected leases and wells in South Louisiana in September 2015, the release of sales proceeds previously held in escrow pending resolution of title requirements associated with the sale of certain non-core Austin Chalk/Eagle Ford assets sold in March 2014, the sale of leases in Oklahoma in May and June 2015 and the sale of selected wells in Martin and Yoakum Counties, Texas in March 2015 (see Note 4).

Gain on sales of assets for the year ended December 31, 2014 included the sale of certain non-core Austin Chalk/Eagle Ford assets in March 2014, the sale of a property in Ward County, Texas in February 2014, and the sale of a portion of our Andrews County Wolfberry assets in April 2013 (see Note 4).

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

13.                  Investment in Dalea Investment Group, LLC

In June 2012, we cancelled an $11 million note receivable in exchange for a 7.66% non-controlling membership interest in Dalea Investment Group, LLC (“Dalea”), an international oilfield services company formed in March 2012.  Since the membership interests in Dalea are privately-held and are not traded in an active market, our investment in Dalea was carried at cost of $11 million.  As of December 31, 2015, we have performed a qualitative assessment based on the difference between the carrying value and the estimated fair value of our investment. We estimated the fair value of our investment by comparing our interest of the equity in Dalea to our carrying value at December 31, 2015 and December 31, 2014. In comparing the estimated fair value to our carrying value at December 31, 2015, we recorded a $2.6 million impairment on our investment in Dalea for the year ended December 31, 2015 and none for the years ended December 31, 2014 and 2013. As of December 31, 2015, our investment in Dalea was carried at $8.4 million compared to $11 million at December 31, 2014. We categorize the measurement of fair value of this investment as a Level 3 input.

14.                  Commitments and Contingencies

Leases

We lease office space from affiliates and nonaffiliates under noncancelable operating leases.  Rental expense pursuant to the office leases amounted to $1.9 million, $1.8 million and $1.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum payments under noncancelable leases at December 31, 2015 are as follows:

	Leases
	Capital(a)	Operating(b)	Total
	(In thousands)
2016	$601	$3,744	$4,345
2017	180	924	1,104
2018	18	676	694
Thereafter	—	740	740
Total minimum lease payments	$799	$6,084	$6,883
______
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

In February 2012, BMT O&G TX, L.P. filed a suit in the 143rd Judicial District in Reeves County, Texas to terminate a lease under our farm-in agreement with Chesapeake Exploration, L.L.C. (“Chesapeake”). Plaintiffs are the lessors and claim a breach of the lease which they allege gives rise to termination of the lease. CWEI denies a breach and argues in the alternative that (i) any breach was cured in accordance with the lease and (ii) a breach will not give rise to lease termination. In October 2013, a judge ruled that CWEI and Chesapeake are jointly and severally liable for damages to plaintiffs in the amount of approximately $2.9 million and attorney fees of $0.8 million. A loss of $1.4 million was recorded for the year ended December  31, 2013 in connection with the judgment. CWEI appealed the judgment and on July 8, 2015, the El Paso Court of Appeals reversed the trial court judgment in its entirety and rendered judgment that Plaintiffs take nothing on all claims against CWEI and Chesapeake.  Plaintiffs have appealed the decision of the Court of Appeals to the Texas Supreme Court.

We are also a defendant in several other lawsuits that have arisen in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect any of these to have a material adverse effect on our consolidated financial condition or results of operations.

15.                  Impairment of Property and Equipment

We impair our long-lived assets, including oil and gas properties and contract drilling equipment, when estimated undiscounted future net cash flows of an asset are less than its carrying value.  The amount of any such impairment is recognized based on the difference between the carrying value and the estimated fair value of the asset.  We categorize the measurement of fair value of these assets as Level 3 inputs.  We estimate the fair value of the impaired property by applying weighting factors to fair values determined under three different methods: (1) discounted cash flow method; (2) flowing daily production method; and (3) proved reserves per BOE method.  We then assign applicable weighting factors based on the relevant facts and circumstances.  We utilize all three methods when that information is available, or if not will utilize the discounted cash flow method. We recorded provisions for impairment of property and equipment aggregating $41.9 million in 2015, $12 million in 2014 and $89.8 million in 2013 to reduce the carrying value of those properties to their estimated fair values.  The 2015 provision of $41.9 million included $37.9 million related primarily to the write-down of certain non-core properties in the Permian Basin and Oklahoma and $4 million related to the write-down of certain drilling rigs and related equipment to reduce the carrying value of these properties to their estimated fair values.  The 2014 provision of $12 million related to the write-down of certain non-core properties in the Permian

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basin and North Dakota. The 2013 provision of $89.8 million related to the write-down of our Andrews County Wolfberry assets and certain non-core properties in the Permian Basin.

Unproved properties are nonproducing and do not have estimable cash flow streams.  Therefore, we estimate the fair value of individually significant prospects by obtaining, when available, information about recent market transactions in the vicinity of the prospects and adjust the market data as needed to give consideration to the proximity of the prospects to known fields and reservoirs, the extent of geological and geophysical data on the prospects, the remaining terms of leases holding the acreage in the prospects, recent drilling results in the vicinity of the prospects, and other risk-related factors such as drilling and completion costs, estimated product prices and other economic factors.  Individually insignificant prospects are grouped and impaired based on remaining lease terms and our historical experience with similar prospects.  Based on the assessments previously discussed, we will impair our unproved oil and gas properties when we determine that a prospect’s carrying value exceeds its estimated fair value.  We categorize the measurement of fair value of unproved properties as Level 3 inputs. We recorded provisions for impairment of unproved properties aggregating $2.8 million, $15.4 million and $3.4 million in 2015, 2014 and 2013, respectively, and charged these impairments to abandonments and impairments in the accompanying consolidated statements of operations and comprehensive income (loss).

16.                  Costs of Oil and Gas Properties

The following table sets forth certain information with respect to costs incurred in connection with the Company’s oil and gas producing activities during the years ended December 31, 2015, 2014 and 2013.

	2015	2014	2013
	(In thousands)
Property acquisitions:
Proved	$—	$—	$—
Unproved	29,711	56,327	50,104
Developmental costs	81,466	342,716	218,341
Exploratory costs	14,342	4,350	3,932
Total	$125,519	$403,393	$272,377

The following table sets forth the net capitalized costs for oil and gas properties as of December 31, 2015 and 2014.

	2015	2014
	(In thousands)
Proved properties	$2,539,480	$2,585,279
Unproved properties	46,022	99,634
Total capitalized costs	2,585,502	2,684,913
Accumulated depletion	(1,460,404)	(1,430,699)
Net capitalized costs	$1,125,098	$1,254,214

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.                  Segment Information

We have two reportable operating segments, which are (1) oil and gas exploration and production and (2) contract drilling services. The following tables present selected financial information regarding our operating segments for the years ended December 31, 2015, 2014 and 2013.

		Contract	Intercompany	Consolidated
For the Year Ended December 31, 2015	Oil and Gas	Drilling	Eliminations	Total
	(In thousands)
Revenues	$232,279	$2,837	$(2,744)	$232,372
Depreciation, depletion and amortization(a)	187,913	16,832	(566)	204,179
Other operating expenses(b)	135,177	9,178	(2,727)	141,628
Interest expense	54,422	—	—	54,422
Other (income) expense(c)	(17,091)	2,569	—	(14,522)
Income (loss) before income taxes	(128,142)	(25,742)	549	(153,335)
Income tax (expense) benefit	46,129	9,010	—	55,139
Net income (loss)	$(82,013)	$(16,732)	$549	$(98,196)
Total assets	$1,290,998	$48,943	$(45,172)	$1,294,769
Additions to property and equipment	$124,996	$1,202	$549	$126,747

		Contract	Intercompany	Consolidated
For the Year Ended December 31, 2014	Oil and Gas	Drilling	Eliminations	Total
	(In thousands)
Revenues	$440,428	$59,107	$(31,079)	$468,456
Depreciation, depletion and amortization(a)	157,164	13,307	(4,088)	166,383
Other operating expenses(b)	170,878	41,912	(22,356)	190,434
Interest expense	50,907	—	—	50,907
Other (income) expense	(8,001)	165	—	(7,836)
Income (loss) before income taxes	69,480	3,723	(4,635)	68,568
Income tax (expense) benefit	(23,384)	(1,303)	—	(24,687)
Net income (loss)	$46,096	$2,420	$(4,635)	$43,881
Total assets	$1,482,863	$70,051	$(42,029)	$1,510,885
Additions to property and equipment	$412,951	$27,128	$(4,635)	$435,444

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Contract	Intercompany	Consolidated
For the Year Ended December 31, 2013	Oil and Gas	Drilling	Eliminations	Total
	(In thousands)
Revenues	$411,403	$37,255	$(19,443)	$429,215
Depreciation, depletion and amortization(a)	229,460	13,844	(2,591)	240,713
Other operating expenses(b)	159,294	32,817	(16,224)	175,887
Interest expense	43,079	—	—	43,079
Other (income) expense	6,826	—	—	6,826
Income (loss) before income taxes	(27,256)	(9,406)	(628)	(37,290)
Income tax (expense) benefit	9,136	3,292	—	12,428
Net income (loss)	$(18,120)	$(6,114)	$(628)	$(24,862)
Total assets	$1,339,920	$54,697	$(27,880)	$1,366,737
Additions to property and equipment	$280,173	$5,107	$(628)	$284,652
_______

(a)	Includes impairment of property and equipment.

(b)	Includes the following expenses: production, exploration, midstream services, drilling rig services, accretion of ARO, general and administrative expenses and other operating expenses.

(c)	Includes impairment of our investment in Dalea.

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

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The financial information which follows sets forth our condensed consolidating financial statements as of and for the periods indicated.

Condensed Consolidating Balance Sheet December 31, 2015 (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Current assets	$112,861	$272,310	$1,441	$(317,807)	$68,805
Property and equipment, net	887,313	308,738	5,233	—	1,201,284
Investments in subsidiaries	328,794	—	—	(328,794)	—
Other assets	12,878	11,802	—	—	24,680
Total assets	$1,341,846	$592,850	$6,674	$(646,601)	$1,294,769
Current liabilities	$276,354	$102,267	$117	$(312,999)	$65,739
Non-current liabilities:
Long-term debt	749,759	—	—	—	749,759
Deferred income taxes	88,067	132,204	(649)	(110,626)	108,996
Other	33,886	36,539	252	—	70,677
	871,712	168,743	(397)	(110,626)	929,432
Equity	193,780	321,840	6,954	(222,976)	299,598
Total liabilities and equity	$1,341,846	$592,850	$6,674	$(646,601)	$1,294,769

Condensed Consolidating Balance Sheet December 31, 2014 (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Current assets	$153,373	$293,613	$546	$(314,912)	$132,620
Property and equipment, net	986,110	344,174	18,600	—	1,348,884
Investments in subsidiaries	359,777	—	—	(359,777)	—
Other assets	16,077	13,304	—	—	29,381
Total assets	$1,515,337	$651,091	$19,146	$(674,689)	$1,510,885
Current liabilities	$352,889	$113,746	$586	$(310,868)	$156,353
Non-current liabilities:
Long-term debt	704,696	—	—	—	704,696
Deferred income taxes	129,105	141,130	4,227	(109,863)	164,599
Other	36,671	50,591	181	—	87,443
	870,472	191,721	4,408	(109,863)	956,738
Equity	291,976	345,624	14,152	(253,958)	397,794
Total liabilities and equity	$1,515,337	$651,091	$19,146	$(674,689)	$1,510,885

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended December 31, 2015 (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Total revenue	$169,705	$61,224	$1,443	$—	$232,372
Costs and expenses	244,187	87,008	14,612	—	345,807
Operating income (loss)	(74,482)	(25,784)	(13,169)	—	(113,435)
Other income (expense)	(41,187)	(808)	2,095	—	(39,900)
Equity in earnings of subsidiaries	(24,483)	—	—	24,483	—
Income tax (expense) benefit	41,956	9,307	3,876	—	55,139
Net income (loss)	$(98,196)	$(17,285)	$(7,198)	$24,483	$(98,196)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended December 31, 2014 (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Total revenue	$324,055	$140,857	$3,544	$—	$468,456
Costs and expenses	242,658	111,750	2,409	—	356,817
Operating income (loss)	81,397	29,107	1,135	—	111,639
Other income (expense)	(45,538)	919	1,548	—	(43,071)
Equity in earnings of subsidiaries	21,261	—	—	(21,261)	—
Income tax (expense) benefit	(13,239)	(10,509)	(939)	—	(24,687)
Net income (loss)	$43,881	$19,517	$1,744	$(21,261)	$43,881

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Year Ended December 31, 2013 (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Total revenue	$280,423	$146,556	$2,236	$—	$429,215
Costs and expenses	302,898	112,441	1,261	—	416,600
Operating income (loss)	(22,475)	34,115	975	—	12,615
Other income (expense)	(50,601)	(25)	721	—	(49,905)
Equity in earnings of subsidiaries	23,261	—	—	(23,261)	—
Income tax (expense) benefit	24,953	(11,931)	(594)	—	12,428
Net income (loss)	$(24,862)	$22,159	$1,102	$(23,261)	$(24,862)

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2015 (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Operating activities	$61,138	$836	$(10,381)	$566	$52,159
Investing activities	(113,543)	(15,143)	11,857	(566)	(117,395)
Financing activities	35,851	9,469	(320)	—	45,000
Net increase (decrease) in cash and cash equivalents	(16,554)	(4,838)	1,156	—	(20,236)
Cash at the beginning of the period	21,217	6,693	106	—	28,016
Cash at end of the period	$4,663	$1,855	$1,262	$—	$7,780

Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2014 (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Operating activities	$178,769	$69,543	$5,842	$3,967	$258,121
Investing activities	(274,629)	(34,749)	(5,652)	(3,967)	(318,997)
Financing activities	97,384	(34,987)	(128)	—	62,269
Net increase (decrease) in cash and cash equivalents	1,524	(193)	62	—	1,393
Cash at the beginning of the period	19,693	6,886	44	—	26,623
Cash at end of the period	$21,217	$6,693	$106	$—	$28,016

Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2013 (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Operating activities	$128,146	$87,433	$2,406	$2,591	$220,576
Investing activities	10,544	(34,121)	(2,875)	(2,591)	(29,043)
Financing activities	(125,027)	(51,122)	513	—	(175,636)
Net increase (decrease) in cash and cash equivalents	13,663	2,190	44	—	15,897
Cash at the beginning of the period	6,030	4,696	—	—	10,726
Cash at end of the period	$19,693	$6,886	$44	$—	$26,623

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.     Subsequent Events

 On March 8, 2016, we entered into a second lien term loan credit facility with Ares in the principal amount of $350 million to us, net of original issue discount of $16.8 million, for cash proceeds of $333.2 million (see Note 3). On March 15, 2016, we issued to the lenders warrants to purchase 2,251,364 shares of our common stock at a price of $22.00 per share for cash proceeds equal to the original issue discount from the issuance on the loans. The warrants represent approximately 18.5% of our currently outstanding shares of common stock, or approximately 15.6% of our common shares on a fully exercised basis. In connection with the issuance of the warrants, we designated and issued to the initial warrant holders 3,500 shares of special voting preferred stock, $0.10 par value per share, granting them certain rights to elect two members of our board of directors.

We have evaluated events and transactions that occurred after the balance sheet date of December 31, 2015 and have determined that no other events or transactions have occurred that would require recognition in the consolidated financial statements or disclosures in these notes to the consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
SUPPLEMENTAL INFORMATION
(UNAUDITED)

Supplemental Quarterly Financial Data

The following table summarizes results for each of the four quarters in the years ended December 31, 2015 and 2014.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In thousands, except per share)
Year Ended December 31, 2015:
Total revenues	$64,142	$73,231	$54,581	$40,418	$232,372
Operating income (loss)	$(20,182)	$(11,058)	$(19,739)	$(62,456)	$(113,435)
Net income (loss)	$(18,232)	$(23,332)	$(9,423)	$(47,209)	$(98,196)
Net income (loss) per common share(a):
Basic	$(1.50)	$(1.92)	$(0.77)	$(3.88)	$(8.07)
Diluted	$(1.50)	$(1.92)	$(0.77)	$(3.88)	$(8.07)
Weighted average common shares outstanding:
Basic	12,170	12,170	12,170	12,170	12,170
Diluted	12,170	12,170	12,170	12,170	12,170
Year Ended December 31, 2014:
Total revenues	$124,605	$129,895	$119,283	$94,673	$468,456
Operating income (loss)	$34,579	$34,739	$45,565	$(3,244)	$111,639
Net income (loss)	$11,392	$9,327	$27,429	$(4,267)	$43,881
Net income (loss) per common share(a):
Basic	$0.94	$0.77	$2.25	$(0.35)	$3.61
Diluted	$0.94	$0.77	$2.25	$(0.35)	$3.61
Weighted average common shares outstanding:
Basic	12,166	12,166	12,166	12,170	12,167
Diluted	12,166	12,166	12,166	12,170	12,167
______

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

We did not have any capital costs relating to exploratory wells pending the determination of proved reserves for the years ended December 31, 2015, 2014 and 2013.

The following table sets forth estimated proved reserves together with the changes therein (oil and NGL in MBbls, gas in MMcf, gas converted to MBOE by dividing MMcf by six) for the years ended December 31, 2015, 2014 and 2013.

	Oil	Natural Gas Liquids	Natural Gas	MBOE
Proved reserves:
December 31, 2012	49,119	9,182	102,336	75,357
Extensions and discoveries	20,540	3,562	21,389	27,666
Revisions	85	1,806	(16,753)	(901)
Sales of minerals-in-place	(17,387)	(5,531)	(23,605)	(26,852)
Production	(3,692)	(532)	(6,188)	(5,255)
December 31, 2013	48,665	8,487	77,179	70,015
Extensions and discoveries	19,032	2,298	12,034	23,336
Revisions	(7,786)	(1,160)	(6,934)	(10,101)
Sales of minerals-in-place	(1,850)	(73)	(803)	(2,057)
Production	(4,194)	(585)	(5,901)	(5,763)
December 31, 2014	53,867	8,967	75,575	75,430
Extensions and discoveries	2,669	407	2,796	3,542
Revisions	(18,912)	(3,344)	(23,414)	(26,158)
Sales of minerals-in-place	(291)	(12)	(1,016)	(472)
Production	(4,257)	(550)	(5,794)	(5,773)
December 31, 2015	33,076	5,468	48,147	46,569
Proved developed reserves:
December 31, 2013	25,989	4,293	47,839	38,255
December 31, 2014	29,059	4,668	51,072	42,239
December 31, 2015	25,349	4,266	39,987	36,280

CLAYTON WILLIAMS ENERGY, INC.
SUPPLEMENTAL INFORMATION (Continued)
(UNAUDITED)

The 26,158 MBOE of net downward revisions in proved reserves for 2015 resulted from a combination of (1) reclassifications of 9,561 MBOE of proved undeveloped reserves to probable reserves due solely to the SEC five-year development rule, (2) net upward revisions of 11,963 MBOE related primarily to performance in our Delaware Basin program, and (3) downward revisions of 28,560 MBOE related to the effects of lower commodity prices on the estimated quantities of proved reserves.

The standardized measure of discounted future net cash flows relating to estimated proved reserves as of December 31, 2015, 2014 and 2013 was as follows:

	2015	2014	2013
	(In thousands)
Future cash inflows	$1,721,207	$5,479,211	$5,162,702
Future costs:
Production	(711,887)	(1,719,989)	(1,724,560)
Abandonment	(120,737)	(149,112)	(131,747)
Development	(147,189)	(695,180)	(592,695)
Income taxes	(38,306)	(833,601)	(786,196)
Future net cash flows	703,088	2,081,329	1,927,504
10% discount factor	(312,445)	(1,148,416)	(1,000,581)
Standardized measure of discounted net cash flows	$390,643	$932,913	$926,923

Changes in the standardized measure of discounted future net cash flows relating to estimated proved reserves for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
	(In thousands)
Standardized measure, beginning of period	$932,913	$926,923	$939,831
Net changes in sales prices, net of production costs	(965,126)	(94,104)	13,292
Revisions of quantity estimates	(245,035)	(234,612)	(10,680)
Accretion of discount	137,998	138,095	130,736
Changes in future development costs, including development costs incurred that reduced future development costs	308,261	146,392	46,068
Changes in timing and other	(69,160)	(70,774)	(10,249)
Net change in income taxes	395,888	2,893	(84,673)
Future abandonment cost, net of salvage	(2,968)	4,066	232
Extensions and discoveries	48,367	431,895	502,619
Sales, net of production costs	(126,455)	(309,758)	(289,035)
Sales of minerals-in-place	(24,040)	(8,103)	(311,218)
Standardized measure, end of period	$390,643	$932,913	$926,923

CLAYTON WILLIAMS ENERGY, INC.
SUPPLEMENTAL INFORMATION (Continued)
(UNAUDITED)

The estimated present value of future cash flows relating to estimated proved reserves is extremely sensitive to prices used at any measurement period.  Average prices for December 31, 2015, 2014 and 2013 were based on the 12-month unweighted arithmetic average of the first-day-of-the-month prices for the period from January through December during each respective calendar year. These benchmark average prices were further adjusted for quality, energy content, transportation fees and other price differentials specific to our properties. The average prices used for each commodity for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Average Price
	Oil	Natural Gas Liquids	Natural Gas
	($/Bbl)	($/Bbl)	($/Mcf)
As of December 31:
2015	$45.75	$15.84	$2.52
2014	$90.48	$31.54	$4.27
2013	$94.88	$31.63	$3.59

Index of Exhibits

Exhibit Number	Description of Exhibit
**2.1
Agreement and Plan of Merger among Clayton Williams Energy, Inc. and Southwest Royalties, Inc. dated May 3, 2004, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2004††

**3.1	Second Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Form S-2 Registration Statement, Commission File No. 333-13441

**3.2	Certificate of Amendment of Second Restated Certificate of Incorporation of Clayton Williams Energy, Inc., filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ended September 30, 2000††

**3.3	Certificate of Designation of the Special Voting Preferred Stock of Clayton Williams Energy, Inc., filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on March 15, 2016††

**3.4	Corporate Bylaws of Clayton Williams Energy, Inc., as amended, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2008††

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

**10.1	Third Amended and Restated Credit Agreement dated April 23, 2014, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 25, 2014††

**10.2	Amendment No. 1 to Third Amended and Restated Credit Agreement dated April 23, 2014, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on November 14, 2014††

**10.3	Amendment No. 2 to Third Amended and Restated Credit Agreement dated April 23, 2014, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on February 25, 2015††

**10.4	Amendment No. 3 to Third Amended and Restated Credit Agreement dated April 23, 2014, filed as Exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 2015††

**10.5	Amendment No. 4 to Third Amended and Restated Credit Agreement dated April 23, 2014, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on March 15, 2016††

**10.6
Credit Agreement by and among the Company, as Borrower, certain subsidiaries of the Company, as Guarantors, the Lenders party thereto and Wilmington Trust, National Association, as Administrative Agent, dated as of March 8, 2016, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 9, 2016††

**10.7
Amendment No. 1 to Credit Agreement by and among the Company, as Borrower, certain subsidiaries of the Company, as Guarantors, the Lenders party thereto and Wilmington Trust, National Association, as Administrative Agent, dated as of March 15, 2016, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 15, 2016††

**10.8†	Outside Directors Stock Option Plan, filed as Exhibit 10.1 to the Company’s Form S-8 Registration Statement, Commission File No. 33-68316

**10.9†	First Amendment to Outside Directors Stock Option Plan, filed as Exhibit 10.13 to the Company’s Form 10-K for the period ended December 31, 1995††

**10.10†	Second Amendment to Outside Directors Stock Option Plan, filed as Exhibit 10.13 to the Company’s Form 10-K for the period ended December 31, 2005††

**10.11†	Amendment to Outside Directors Stock Option Plan, filed as Exhibit 10.1 to the Company’s Form S-8 Registration Statement, Commission File No. 33-68316

**10.12†	Form of stock option agreement for Outside Directors Stock Option Plan, filed as Exhibit 10.38 to the Company’s Form 10-K for the period ended December 31, 2004††

**10.13†	Bonus Incentive Plan, filed as Exhibit 10.1 to the Company’s Form S-8 Registration Statement, Commission File No. 33-68320

Exhibit Number	Description of Exhibit
**10.14†	First Amendment to Bonus Incentive Plan, filed as Exhibit 10.9 to the Company’s Form 10-K for the period ended December 31, 1997††

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

**10.25†	Form of Director Indemnification Agreement, filed as Exhibit 10.71 to the Company’s Form 10-K for the period ended December 31, 2008††

**10.26†	Southwest Royalties, Inc. Reward Plan dated January 15, 2007, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with Commission on January 18, 2007††

**10.27†	Form of Notice of Bonus Award Under the Southwest Royalties, Inc. Reward Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 18, 2007††

**10.28†	Barstow Area Reward Plan dated June 19, 2008, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.29†	Fuhrman-Mascho Reward Plan dated December 1, 2009, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2009††

**10.30†	CWEI Andrews Fee Reward Plan dated October 19, 2010, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 22, 2010††

**10.31†	CWEI Andrews Samson Reward Plan dated October 19, 2010, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 22, 2010††

**10.32†	CWEI Andrews Fee Reward Plan II dated June 28, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2011††

**10.33†	CWEI Andrews University Reward Plan dated June 28, 2011, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2011††

**10.34†	CWEI Delaware Basin Reward Plan dated June 28, 2011, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2011††

Exhibit Number	Description of Exhibit
**10.35†	CWEI Andrews Samson Reward Plan II dated June 28, 2011, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2011††

**10.36†	CWEI South Louisiana Reward Plan dated June 28, 2011, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2011††

**10.37†	CWEI Oklahoma 3D Phase 1 Reward Plan dated May 1, 2013, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2013††

**10.38†	CWEI Oklahoma 3D Phase 2 Reward Plan dated May 1, 2013, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2013††

**10.39†	CWEI East Permian Reward Plan dated August 20, 2013, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2013††

**10.40†	CWEI Andrews Properties I Reward Plan effective April 18, 2013, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 25, 2014††

**10.41†
Participation Agreement relating to West Coast Energy Properties, L.P. dated December 11, 2006, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2006††

**10.42†	Participation Agreement relating to RMS/Warwink dated April 10, 2007, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 13, 2007††

**10.43†	Participation Agreement relating to CWEI Andrews Area dated June 19, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.44†	Participation Agreement relating to CWEI Crockett County Area dated June 19, 2008, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.45†	Participation Agreement relating to CWEI South Louisiana VI dated June 19, 2008, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.46†	Participation Agreement relating to CWEI Utah dated June 19, 2008, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2008††

**10.47†	Participation Agreement relating to CWEI Sacramento Basin I dated August 12, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 14, 2008††

**10.48†
Employment Agreement between Clayton Williams Energy, Inc. and Clayton W. Williams, Jr., effective as of June 1, 2015, filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.49†	Employment Agreement between Clayton Williams Energy, Inc. and Mel G. Riggs, effective as of June 1, 2015, filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.50†	Employment Agreement between Clayton Williams Energy, Inc. and Michael L. Pollard, effective as of June 1, 2015, filed as Exhibit 10.3 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.51†	Employment Agreement between Clayton Williams Energy, Inc. and Ron D. Gasser, effective as of June 1, 2015, filed as Exhibit 10.4 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.52†	Employment Agreement between Clayton Williams Energy, Inc. and Sam Lyssy, effective as of June 1, 2015, filed as Exhibit 10.5 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.53†	Employment Agreement between Clayton Williams Energy, Inc. and John F. Kennedy, effective as of June 1, 2015, filed as Exhibit 10.6 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.54†	Employment Agreement between Clayton Williams Energy, Inc. and Robert L. Thomas, effective as of June 1, 2015, filed as Exhibit 10.7 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.55†	Employment Agreement between Clayton Williams Energy, Inc. and T. Mark Tisdale, effective as of June 1, 2015, filed as Exhibit 10.8 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.56†	Employment Agreement between Clayton Williams Energy, Inc. and Greg S Welborn, effective as of June 1, 2015, filed as Exhibit 10.9 to the Company’s Form 10-Q for the period ended June 30, 2015††

Exhibit Number	Description of Exhibit
**10.57†	Employment Agreement between Clayton Williams Energy, Inc. and Patrick C. Reesby, effective as of June 1, 2015, filed as Exhibit 10.10 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.58†	CWEI Austin Chalk Reward Plan dated June 19, 2008, as amended, filed as Exhibit 10.11 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.59†	CWEI Austin Chalk Reward Plan II dated October 19, 2010, as amended, filed as Exhibit 10.12 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.60†	CWEI Austin Chalk Reward Plan III dated June 28, 2011, as amended, filed as Exhibit 10.13 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.61†	CWEI Amacker Tippett Reward Plan dated June 19, 2008, as amended, filed as Exhibit 10.14 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.62†	CWEI Delaware Basin Reward Plan dated June 28, 2011, as amended, filed as Exhibit 10.15 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.63†	CWEI Delaware Basin II Reward Plan dated June 11, 2014, as amended, filed as Exhibit 10.16 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.64†	CWEI Eagle Ford I Reward Plan dated August 20, 2013, as amended, filed as Exhibit 10.17 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.65†	CWEI Eagle Ford II Reward Plan dated June 11, 2014, as amended, filed as Exhibit 10.18 to the Company’s Form 10-Q for the period ended June 30, 2015††

**10.66†	Form of Warrant to Purchase Common Stock dated as of March 15, 2016, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 15, 2016††

**10.67†	Form of Standstill Agreement dated as of March 15, 2016, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 15, 2016††

**10.68†
Registration Rights Agreement by and between the Company and the Sellers listed on Schedule I thereto, dated as of March 15, 2016, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on March 15, 2016††

*21.1	Subsidiaries of the Registrant

*23.1	Consent of KPMG LLP

*23.2	Consent of Williamson Petroleum Consultants, Inc.

*23.3	Consent of Ryder Scott Company, L.P.

*24.1	Power of Attorney

*31.1	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934

*31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934

***32.1	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*99.1	Summary Report of Williamson Petroleum Consultants, Inc. independent consulting engineers

*99.2	Summary Report of Ryder Scott Company, L.P. independent consulting engineers

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

Exhibit Number	Description of Exhibit
*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Incorporated by reference to the filing indicated.
***	Furnished herewith.
†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
††	Filed under the Company’s Commission File No. 001-10924.