Form 10-Q
period 2016-03-31
CLAYTON WILLIAMS ENERGY INC /DE
filed 2016-05-09
CIK 880115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

There were 12,169,536 shares of Common Stock, $.10 par value, of the registrant outstanding as of May 6, 2016.

CLAYTON WILLIAMS ENERGY, INC.

PART I.  FINANCIAL INFORMATION

Item 1 -	Financial Statements

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands) ASSETS

	March 31, 2016	December 31, 2015
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$184,891	$7,780
Accounts receivable:
Oil and gas sales	11,936	16,660
Joint interest and other, net of allowance for doubtful accounts of $2,647 at March 31, 2016 and $2,447 at December 31, 2015	3,725	3,661
Affiliates	317	260
Inventory	29,975	31,455
Deferred income taxes	6,153	6,526
Prepaids and other	1,170	2,463
	238,167	68,805
PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	2,595,704	2,585,502
Pipelines and other midstream facilities	60,198	60,120
Contract drilling equipment	123,893	123,876
Other	19,139	19,371
	2,798,934	2,788,869
Less accumulated depreciation, depletion and amortization	(1,628,501)	(1,587,585)
Property and equipment, net	1,170,433	1,201,284

OTHER ASSETS
Investments and other	7,240	17,331
	$1,415,840	$1,287,420

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands) LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2016	December 31, 2015
	(Unaudited)
CURRENT LIABILITIES
Accounts payable:
Trade	$19,107	$29,197
Oil and gas sales	16,121	19,490
Affiliates	228	383
Fair value of commodity derivatives	2,223	—
Accrued liabilities and other	27,893	16,669
	65,572	65,739
NON-CURRENT LIABILITIES
Long-term debt	915,378	742,410
Deferred income taxes	89,580	108,996
Fair value of commodity derivatives	33	—
Fair value of common stock warrants	10,458	—
Asset retirement obligations	49,741	48,728
Accrued compensation under non-equity award plans	15,300	16,254
Deferred revenue from volumetric production payment and other	5,441	5,695
	1,085,931	922,083
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share, authorized — 3,000,000 shares; issued and outstanding — 3,500 shares at March 31, 2016 and none at December 31, 2015	—	—
Common stock, par value $.10 per share, authorized — 30,000,000 shares; issued and outstanding — 12,169,536 shares at March 31, 2016 and December 31, 2015	1,216	1,216
Additional paid-in capital	152,686	152,686
Retained earnings	110,435	145,696
	264,337	299,598
	$1,415,840	$1,287,420

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited) (In thousands, except per share)

	Three Months Ended
	March 31,
	2016	2015
REVENUES
Oil and gas sales	$28,826	$58,570
Midstream services	1,287	1,611
Drilling rig services	—	23
Other operating revenues	201	3,938
Total revenues	30,314	64,142
COSTS AND EXPENSES
Production	17,154	23,430
Exploration:
Abandonments and impairments	990	1,623
Seismic and other	111	866
Midstream services	336	399
Drilling rig services	1,269	1,876
Depreciation, depletion and amortization	38,613	42,654
Impairment of property and equipment	2,347	2,531
Accretion of asset retirement obligations	1,029	958
General and administrative	3,891	9,143
Other operating expenses	1,151	844
Total costs and expenses	66,891	84,324
Operating loss	(36,577)	(20,182)
OTHER INCOME (EXPENSE)
Interest expense	(17,087)	(13,277)
Gain on change in fair value of common stock warrants	6,305	—
Gain on commodity derivatives	626	4,632
Impairment of investments and other	(7,571)	693
Total other income (expense)	(17,727)	(7,952)
Loss before income taxes	(54,304)	(28,134)
Income tax benefit	19,043	9,902
NET LOSS	$(35,261)	$(18,232)
Net loss per common share:
Basic	$(2.90)	$(1.50)
Diluted	$(2.90)	$(1.50)
Weighted average common shares outstanding:
Basic	12,170	12,170
Diluted	12,170	12,170

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited) (In thousands)

	Common Stock		Additional		Total
	No. of	Par	Paid-In	Retained	Stockholders’
	Shares	Value	Capital	Earnings	Equity
BALANCE,
December 31, 2015	12,170	$1,216	$152,686	$145,696	$299,598
Net loss	—	—	—	(35,261)	(35,261)
BALANCE,
March 31, 2016	12,170	$1,216	$152,686	$110,435	$264,337

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,261)	$(18,232)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion and amortization	38,613	42,654
Impairment of property and equipment	2,347	2,531
Abandonments and impairments	990	1,623
(Gain) loss on sales of assets and impairment of inventory, net	708	(3,071)
Deferred income tax benefit	(19,043)	(9,902)
Non-cash employee compensation	(1,068)	1,314
Gain on commodity derivatives	(626)	(4,632)
Cash settlements of commodity derivatives	2,882	—
Accretion of asset retirement obligations	1,029	958
Amortization of debt issue costs and original issue discount	2,381	747
Gain on change in fair value of common stock warrants	(6,305)	—
Amortization of deferred revenue from volumetric production payment	(202)	(1,778)
Impairment of investment in Dalea Investment Group, LLC	8,431	922
Other	(199)	(424)
Changes in operating working capital:
Accounts receivable	4,603	22,555
Accounts payable	(10,652)	(26,178)
Other	11,894	10,997
Net cash provided by operating activities	522	20,084
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(14,240)	(89,537)
Proceeds from sales of assets	1,380	4,995
Decrease in equipment inventory	214	1,707
Other	138	266
Net cash used in investing activities	(12,508)	(82,569)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	343,237	42,000
Proceeds from issuance of common stock warrants	16,763	—
Repayments of long-term debt	(160,000)	—
Payment of debt issuance costs	(10,903)	—
Net cash provided by financing activities	189,097	42,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	177,111	(20,485)
CASH AND CASH EQUIVALENTS
Beginning of period	7,780	28,016
End of period	$184,891	$7,531

SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$3,204	$888
Cash paid for income taxes	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

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

In the opinion of management, our unaudited consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 include all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation in accordance with GAAP.  These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” The main difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting. For lessors, the guidance modifies the classification

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

criteria and the accounting for sales-type and direct financing leases. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. ASU 2016-02 must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are evaluating the impact that this new guidance will have on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes.” This ASU requires that deferred tax assets and liabilities be classified as non-current on the balance sheet. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption will be permitted as of the beginning of an interim or annual reporting period. This standard may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. Adoption of the new guidance will affect the presentation of our consolidated balance sheets and will not have a material impact on our consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires net debt issuance costs directly related to our senior notes and our second lien term loan to be classified as a direct deduction from the carrying amount of the related senior notes and second lien term loan. We adopted this ASU as of March 31, 2016 and reclassified $7.3 million of debt issuance costs at December 31, 2015 from a non-current asset to a direct deduction in long-term debt. The debt issuance costs related to our revolving credit facility remains classified as a non-current asset due to the revolving nature of that facility.

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

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Long-Term Debt

Long-term debt consists of the following:

	March 31, 2016	December 31, 2015

	(In thousands)
7.75% Senior Notes, due 2019	$600,000	$600,000
Original Issue Discount	(224)	(241)
Debt Issuance Costs	(6,834)	(7,349)
Net 7.75% Senior Notes, due 2019	$592,942	$592,410

Second Lien Term Loan, due March 2021	$350,000	$—
Original Issue Discount	(16,763)	—
Debt Issuance Costs	(10,801)	—
Net Second Lien Term Loan, due March 2021	$322,436	$—

Revolving credit facility, due April 2019	$—	$150,000
	$915,378	$742,410

Senior Notes

In March 2011, we issued $300 million of aggregate principal amount of 7.75% Senior Notes due 2019 (the “2019 Senior Notes”).  The 2019 Senior Notes, which are unsecured, were issued at par and bear interest at 7.75% per year, payable semi-annually on April 1 and October 1 of each year.  In April 2011, we issued an additional $50 million aggregate principal amount of the 2019 Senior Notes with an original issue discount of 1% or $0.5 million.  In October 2013, we issued an additional $250 million of aggregate principal amount of the 2019 Senior Notes at par to yield 7.75% to maturity. All of the 2019 Senior Notes are treated as a single class of debt securities under the same indenture (the “Indenture”). We may redeem some or all of the 2019 Senior Notes at a redemption price (expressed as a percentage of principal amount) equal to 100% beginning on April 1, 2017 or for any period thereafter, in each case plus accrued and unpaid interest.

The Indenture contains covenants that restrict our ability to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the 2019 Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant generally restricts our ability to incur indebtedness if our ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) exceeds 2.25 times.  However, this restriction does not prevent us from incurring indebtedness under a credit facility (as defined in the Indenture) in an aggregate principal amount at any time outstanding not to exceed the greater of (a) $500 million and (b) 30% of Adjusted Consolidated Net Tangible Assets (as defined in the Indenture). Our ratio of EBITDAX to consolidated interest expense at March 31, 2016 was 1.8 times consolidated EBITDAX. These covenants are subject to a number of additional important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at March 31, 2016 and December 31, 2015.

Revolving Credit Facility

We may borrow money under a revolving credit facility with a syndicate of 16 banks led by JPMorgan Chase Bank, N.A. On March 8, 2016, we entered into an amendment to the revolving credit facility in connection with the Refinancing (see “ — Term Loan Credit Facility”). The amendment, among other things, reduced the borrowing base and aggregate commitments of the lenders from $450 million to $100 million. The aggregate commitments may be increased to $150 million if we meet a minimum ratio of the discounted present value of our proved developed producing reserves to our debt under the revolving credit facility of 1.2 to 1.0. Increases in aggregate lender commitments require the consent of each lender.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

At March 31, 2016, we had $98.1 million available under the revolving credit facility after allowing for outstanding letters of credit totaling $1.9 million. The effective annual interest rate on borrowings under the revolving credit facility, excluding bank fees and amortization of debt issue costs, for the three months ended March 31, 2016 was 2.5%. We were in compliance with all financial and non-financial covenants at March 31, 2016 and December 31, 2015.

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

Term Loan Credit Facility

On March 8, 2016, we entered into the term loan credit facility with funds managed by Ares Management, LLC (“Ares”) providing for the lenders to make secured term loans to us in the principal amount of $350 million (the “Refinancing”). As part of the Refinancing, we issued warrants to purchase 2,251,364 shares of our common stock at a price of $22.00 per share and required certain amendments to the revolving credit facility. The term loans were issued at an original issue discount of $16.8 million, which amount equaled the cash consideration received by us for the issuance of the related warrants and shares of special voting preferred stock. Aggregate cash proceeds from the Refinancing of approximately $340 million, net of transaction costs, were used to fully repay the then-outstanding balance on the revolving credit facility of $160 million, plus accrued interest and fees, and added approximately $180 million of cash to our balance sheet to provide a dedicated source of liquidity to fund our operations and development.

The warrants expire in 2026 and contain various anti-dilution provisions. Pursuant to FASB ASC 815-40, we account for the warrants as derivative instruments and carry the warrants as a non-current liability at their fair value, with the calculated increase or decrease in fair value each quarter being recognized in the statement of operations and comprehensive loss (see Note

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9). The warrants had a fair value of $16.8 million at the date of issuance and a fair value of $10.5 million at March 31, 2016. As a result, we recorded a gain on revaluation of the warrant liability of $6.3 million during the quarter ended March 31, 2016.

Interest on the term loans is payable quarterly in cash at 12.5% per year; however, during the period from March 15, 2016 through March 31, 2018, we may elect to pay interest for any quarter in-kind at 15% per year. We elected to pay interest for the period commencing from March 15, 2016 and ending March 31, 2016 in cash, and elected to pay interest for the quarterly period ending June 30, 2016 in-kind. Future quarterly elections to pay in-kind must be made at least 30 days prior to the beginning of each calendar quarter.

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

The term loan credit facility also contains various covenants and restrictive provisions which may, among other things, limit our ability to sell assets, incur additional indebtedness, make investments or loans and create liens. One such covenant requires that we maintain an asset-to-secured debt coverage ratio as of each December 31 and June 30 of each year, beginning with December 31, 2018, of at least 1.2 to 1.0. We were in compliance with all covenants at March 31, 2016.

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

In February 2016, we sold certain acreage in Burleson County, Texas for cash consideration of $0.8 million. In March 2015, we closed a transaction to assign our interests in selected wells in Martin County, Texas for $2.9 million and we sold our interests in selected wells in Yoakum County, Texas for $0.8 million, subject to customary closing adjustments. Net proceeds from each of these transactions were applied to reduce indebtedness outstanding under the revolving credit facility.

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

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the changes in ARO during the three months ended March 31, 2016 and the year ended December 31, 2015:

	March 31, 2016	December 31, 2015
	(In thousands)
Beginning of period	$48,728	$45,697
Additional ARO from new properties	14	469
Sales or abandonments of properties	(45)	(4,435)
Accretion expense	1,029	3,945
Revisions of previous estimates	15	3,052
End of period	$49,741	$48,728

6.	Deferred Revenue from Volumetric Production Payment

In March 2012, Southwest Royalties, Inc. (“SWR”), a wholly owned subsidiary of CWEI, completed the mergers of each of the 24 limited partnerships of which SWR was the general partner, into SWR, with SWR continuing as the surviving entity in the mergers. To obtain the funds to finance the aggregate merger consideration, SWR entered into a volumetric production payment (“VPP”) with a third party for upfront cash proceeds of $44.4 million and deferred future advances aggregating $4.7 million. Under the terms of the VPP, SWR conveyed to the third party a term overriding royalty interest covering approximately 725 MBOE of estimated future oil and gas production from certain properties derived from the mergers. The scheduled volumes under the VPP relate to production months from March 2012 through December 2019 and were to be delivered to, or sold on behalf of, the third party free of all costs associated with the production and development of the underlying properties. Once the scheduled volumes were delivered to the third party, the term overriding royalty interest would terminate. SWR retained the obligation to prudently operate and produce the properties during the term of the VPP, and the third party assumed all risks associated with product prices. As a result, the VPP was accounted for as a sale of reserves, with the sales proceeds being deferred and amortized into oil and gas sales as the scheduled volumes were produced. The net proceeds from the VPP were recorded as a non-current liability in the consolidated balance sheets.  Deferred revenue from the VPP was amortized over the life of the VPP and recognized in oil and gas sales in the consolidated statements of operations and comprehensive loss. In August 2015, we terminated the VPP covering 277 MBOE of oil and gas production from August 2015 through December 2019 for $13.7 million. The termination of the VPP was accounted for as a repurchase of reserves, with the repurchase price offsetting the non-current liability and the balance of the remaining non-current liability amortized over the original term of the VPP and recognized in oil and gas sales in the consolidated statements of operations and comprehensive loss. As of March 31, 2016, we have no further obligations under the VPP.

The following table reflects the changes in the deferred revenue during the three months ended March 31, 2016 and the year ended December 31, 2015:

	March 31, 2016	December 31, 2015

	(In thousands)
Beginning of period	$5,470	$23,129
Deferred revenue from VPP	—	2,866
Amortization of deferred revenue from VPP	(202)	(6,822)
Termination of VPP	—	(13,703)
End of period	$5,268	$5,470

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Compensation Plans

Non-Equity Award Plans

The Compensation Committee of the Board has adopted an after-payout (“APO”) incentive plan (the “APO Incentive Plan”) for officers, key employees and consultants who promote our drilling and acquisition programs.  The Compensation Committee’s objective in adopting this plan is to further align the interests of the participants with ours by granting the participants an APO interest in the production developed, directly or indirectly, through the efforts of the participants.  The plan generally provides for the creation of a series of partnerships or participation arrangements, which are treated as partnerships for tax purposes (“the APO Partnerships”), between us and the participants, to which we contribute a portion of our economic interest in wells drilled or acquired within certain areas.  Generally, we pay all costs to acquire, drill and produce applicable wells and receive all revenues until we have recovered all of our costs, plus interest (“payout”).  At payout, the participants receive 99% to 100% of all subsequent revenues and pay 99% to 100% of all subsequent expenses attributable to the economic interests that are subject to the APO Partnerships.  Between 5% and 7.5% of our economic interests in specified wells drilled or acquired by us subsequent to October 2002 are subject to the APO Incentive Plan.  We record our allocable share of the assets, liabilities, revenues, expenses and oil and gas reserves of these APO Partnerships in our consolidated financial statements.  Participants in the APO Incentive Plan are immediately vested in all future amounts payable under the plan.

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

We recognize compensation expense related to the APO Partnerships based on the estimated value of economic interests conveyed to the participants. Estimated compensation expense applicable to the APO Reward Plan and the SWR Reward Plan is recognized over the applicable vesting periods, which range from two years to five years. Compensation expense related to non-equity award plans for the three months ended March 31, 2016 and 2015 were $(0.8) million and $2.1 million, respectively. Credits to expense resulted from the reversal of previously accrued compensation expense attributable to changes in estimates of future compensation expense.

Accrued compensation under non-equity award plans is reflected in the accompanying consolidated balance sheets as detailed in the following schedule:

	March 31, 2016	December 31, 2015
	(In thousands)
Current liabilities:
Accrued liabilities and other	$1,141	$1,251
Non-current liabilities:
Accrued compensation under non-equity award plans	15,300	16,254
Total accrued compensation under non-equity award plans	$16,441	$17,505

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Derivatives

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to March 31, 2016.  In addition, we granted an option on 739 MBbls of oil production from July 2016 through December 2016 at $40.25 per barrel exercisable by the counterparty on June 30, 2016. In April 2016, we entered into costless collars covering 1,128 MBbls of our oil production for the period from January 2017 through December 2017 at a weighted average floor price of $41.57 and a weighted average ceiling price of $50.81. Settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps:

	Oil
	MBbls	Price
Production Period:
2nd Quarter 2016	518	$40.47
3rd Quarter 2016	176	$42.70
4th Quarter 2016	167	$42.70
2017	315	$44.30
	1,176

Swaps Subject to Optional Extension:

	Oil
	MBbls	Price
Production Period:
3rd Quarter 2016	378	$40.25
4th Quarter 2016	361	$40.25
	739

Crude Oil Costless Collars:

Oil
		Weighted	Weighted
		Average	Average
	MBbls	Floor Price	Ceiling Price
Production Period:
2017	1,128	$41.57	$50.81
1,128

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting for Commodity Derivatives

We did not designate any of our commodity derivatives as cash flow hedges; therefore, all changes in the fair value of these contracts prior to maturity, plus any realized gains or losses at maturity, were recorded as other income (expense) in our consolidated statements of operations and comprehensive loss.

Effect of Commodity Derivative Instruments on the Consolidated Balance Sheets

	Fair Value of Commodity Derivative Instruments as of March 31, 2016
	Asset Commodity Derivatives		Liability Commodity Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Commodity derivatives not designated as hedging instruments:
Commodity derivatives	Fair value of commodity derivatives:		Fair value of commodity derivatives:
	Current	$—	Current	$2,223
	Non-current	—	Non-current	33
Total		$—		$2,256

Fair Value of Commodity Derivative Instruments as of December 31, 2015
	Asset Commodity Derivatives		Liability Commodity Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Commodity derivatives not designated as hedging instruments:
Commodity derivatives	Fair value of commodity derivatives:		Fair value of commodity derivatives:
	Current	$—	Current	$—
	Non-current	—	Non-current	—
Total		$—		$—

Gross to Net Presentation Reconciliation of Commodity Derivative Assets and Liabilities

	March 31, 2016
	Assets	Liabilities
	(In thousands)
Fair value of commodity derivatives — gross presentation	$453	$2,709
Effects of netting arrangements	(453)	(453)
Fair value of commodity derivatives — net presentation	$—	$2,256

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015
	Assets	Liabilities
(In thousands)
Fair value of commodity derivatives — gross presentation	$—	$—
Effects of netting arrangements	—	—
Fair value of commodity derivatives — net presentation	$—	$—

Our commodity derivative contracts are with JPMorgan Chase Bank, N.A. We have elected to net the outstanding positions with this counterparty between current and non-current assets or liabilities since we have the right to settle these positions on a net basis.

Effect of Commodity Derivative Instruments Recognized in Earnings on the Consolidated Statements of Operations and Comprehensive Loss

	Amount of Gain or (Loss) Recognized in Earnings
	Three Months Ended
	March 31,
Location of Gain or (Loss) Recognized in Earnings	2016	2015
	(In thousands)
Commodity derivatives not designated as hedging instruments:
Commodity derivatives:
Other income (expense) -
Gain on commodity derivatives	$626	$4,632
Total	$626	$4,632

9.	Fair Value of Financial Instruments

Cash and cash equivalents, receivables, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments.  Indebtedness under the revolving credit facility is estimated to have a fair value approximating the carrying amount since the interest rate is generally market sensitive.

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

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The financial assets and liabilities measured on a recurring basis at March 31, 2016 and December 31, 2015 were commodity derivatives and common stock warrants.

Common stock warrant liabilities are measured at fair value on a recurring basis until the underlying common stock warrants are exercised (see Note 3). We measure the fair value of the common stock warrant liabilities using the Black-Scholes method (Level 2 inputs). Inputs used to determine fair value under this method include the Company’s stock price volatility and expected remaining life.

The fair value of all commodity derivative contracts and common stock warrants are reflected on the consolidated balance sheet as detailed in the following schedule:

	March 31, 2016	December 31, 2015

	Significant Other
	Observable Inputs
Description	(Level 2)
	(In thousands)
Assets:
Fair value of commodity derivatives	$—	$—
Total assets	$—	$—
Liabilities:
Fair value of commodity derivatives	$2,256	$—
Fair value of common stock warrants	10,458	—
Total liabilities	$12,714	$—

Fair Value of Other Financial Instruments

We estimate the fair value of the 2019 Senior Notes using quoted market prices. The carrying value of our Second Lien Term Loan as of March 31, 2016 approximates the fair value based upon the limited passage of time since being issued on March 15, 2016. Fair value is compared to the carrying value in the table below:

	Fair Value	March 31, 2016		December 31, 2015
	Hierarchy	Carrying	Estimated	Carrying	Estimated
Description	Level	Amount	Fair Value	Amount	Fair Value
		(In thousands)
7.75% Senior Notes due 2019	1	$592,942	$300,000	$592,410	$462,750
Second Lien Term Loan, due March 2021	3	$322,436	$322,436	$—	$—

10.	Income Taxes

Our effective federal and state income tax rate for the three months ended March 31, 2016 of 35.1% differed from the statutory federal rate of 35% due primarily to increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

CWEI and its subsidiaries file federal income tax returns with the United States Internal Revenue Service and state income tax returns in various state tax jurisdictions.  As a general rule, the Company’s tax returns for fiscal years after 2012 currently remain subject to examination by appropriate taxing authorities.  None of our income tax returns are under examination at this time.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Other Operating Revenues and Expenses

Other operating revenues and expenses for the three months ended March 31, 2016 and March 31, 2015 are as follows:

	Three Months Ended
	March 31,
	2016	2015

	(In thousands)
Other operating revenues:
Gain on sales of assets	$201	$3,915
Marketing revenue	—	23
Total other operating revenues	$201	$3,938
Other operating expenses:
Loss on sales of assets	$492	$61
Marketing expense	242	783
Impairment of inventory	417	—
Total other operating expenses	$1,151	$844

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

In June 2012, we cancelled an $11 million note receivable in exchange for a 7.66% non-controlling membership interest in Dalea Investment Group, LLC (“Dalea”), an international oilfield services company formed in March 2012.  Since the membership interests in Dalea are privately-held and are not traded in an active market, our investment in Dalea was carried at the lower of its initial cost of $11 million and its estimated fair value based on a qualitative assessment.  As of March 31, 2016, we fully impaired our investment in Dalea compared to an $8.4 million investment at December 31, 2015. We categorize the measurement of fair value of this investment as a Level 3 input.

13.	Costs of Oil and Gas Properties

The following table sets forth the net capitalized costs for oil and gas properties as of March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015

	(In thousands)
Proved properties	$2,549,870	$2,539,480
Unproved properties	45,834	46,022
Total capitalized costs	2,595,704	2,585,502
Accumulated depletion	(1,497,533)	(1,460,404)
Net capitalized costs	$1,098,171	$1,125,098

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In November 2013, we were served with two separate suits filed by Plaquemines Parish in the 25th Judicial District Court of Plaquemines Parish, Louisiana (Designated Case Nos. 61-002 and 60-982). Multiple defendants are named in each suit, and each suit involves a different area of operation within Plaquemines Parish. Except as to the named defendants and areas of operation, the suits are identical. Plaintiff alleges that defendants’ oil and gas operations violated certain laws relating to the coastal zone management including failure to obtain permits, violation of permits, use of unlined waste pits, discharge of oil field wastes, including naturally occurring radioactive material, and that dredging operations exceeded unspecified permit limitations. Plaintiff makes no specific allegations against any individual defendant and seeks unspecified monetary damages and declaratory relief, as well as restoration, costs of remediation and attorney fees. The cases were removed to the U.S. District Court for the Eastern District of Louisiana but were remanded back to the state court in 2015. In November 2015, the Plaquemines Parish Council passed Resolution 15-389 requiring its attorneys to cease all work on the cases other than to dismiss all actions and lawsuits, but in April of 2016 the Parish voted to rescind such resolution. The State of Louisiana Department of Natural Resources, Office of Coastal Management has intervened in these cases and the Louisiana Attorney General has filed to supersede the Parish as Plaintiff.

Our overall exposure to these suits is not currently determinable and we intend to vigorously defend these cases. We are also a defendant in several other lawsuits that have arisen in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect any of these lawsuits to have a material adverse effect on our consolidated financial condition or results of operations.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Impairment of Property and Equipment

We impair our long-lived assets, including oil and gas properties and contract drilling equipment, when estimated undiscounted future net cash flows of an asset are less than its carrying value.  The amount of any such impairment is recognized based on the difference between the carrying value and the estimated fair value of the asset.  We categorize the measurement of fair value of these assets as Level 3 inputs.  We estimate the fair value of the impaired property by applying weighting factors to fair values determined under three different methods: (1) discounted cash flow method; (2) flowing daily production method; and (3) proved reserves per BOE method. We then assign applicable weighting factors based on the relevant facts and circumstances.  We utilize all three methods when that information is available, or if not will utilize the discounted cash flow method. We recorded provisions for impairment of proved properties of $2.3 million for the three months ended March 31, 2016 and $2.5 million for the three months ended March 31, 2015.  The provision for the three months ended March 31, 2016 of $2.3 million related primarily to the write-down of certain non-core properties located in Oklahoma and the Permian Basin to their estimated fair value. The provision for the three months ended March 31, 2015 of $2.5 million related to the write-down of certain non-core properties located in Louisiana to their estimated fair value.

 Unproved properties are nonproducing and do not have estimable cash flow streams. Therefore, we estimate the fair value of individually significant prospects by obtaining, when available, information about recent market transactions in the vicinity of the prospects and adjust the market data as needed to give consideration to the proximity of the prospects to known fields and reservoirs, the extent of geological and geophysical data on the prospects, the remaining terms of leases holding the acreage in the prospects, recent drilling results in the vicinity of the prospects, and other risk-related factors such as drilling and completion costs, estimated product prices and other economic factors. Individually insignificant prospects are grouped and impaired based on remaining lease terms and our historical experience with similar prospects. Based on the assessments previously discussed, we will impair our unproved oil and gas properties when we determine that a prospect’s carrying value exceeds its estimated fair value. We categorize the measurement of fair value of unproved properties as Level 3 inputs. We recorded provisions for impairment of unproved properties aggregating $0.2 million for the three months ended March 31, 2016 and $0.2 million for the three months ended March 31, 2015, and charged these impairments to abandonments and impairments in the accompanying consolidated statements of operations and comprehensive loss.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Segment Information

We have two reportable operating segments, which are (1) oil and gas exploration and production and (2) contract drilling services. The following tables present selected financial information regarding our operating segments for the three months ended March 31, 2016 and 2015:

For the Three Months Ended
March 31, 2016
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total
Revenues	$30,250	$64	$—	$30,314
Depreciation, depletion and amortization (a)	37,780	3,180	—	40,960
Other operating expenses (b)	24,600	1,331	—	25,931
Interest expense	17,087	—	—	17,087
Other (income) expense (c)	(7,791)	8,431	—	640
Income (loss) before income taxes	(41,426)	(12,878)	—	(54,304)
Income tax (expense) benefit	14,536	4,507	—	19,043
Net income (loss)	$(26,890)	$(8,371)	$—	$(35,261)
Total assets	$1,422,199	$40,038	$(46,397)	$1,415,840
Additions to property and equipment	$11,906	$17	$—	$11,923

For the Three Months Ended
March 31, 2015
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total
Revenues	$64,080	$680	$(618)	$64,142
Depreciation, depletion and amortization (a)	42,076	3,204	(95)	45,185
Other operating expenses (b)	37,201	2,788	(850)	39,139
Interest expense	13,277	—	—	13,277
Other (income) expense (c)	(6,247)	922	—	(5,325)
Income (loss) before income taxes	(22,227)	(6,234)	327	(28,134)
Income tax (expense) benefit	7,720	2,182	—	9,902
Net income (loss)	$(14,507)	$(4,052)	$327	$(18,232)
Total assets	$1,449,345	$61,272	$(42,459)	$1,468,158
Additions to property and equipment	$54,511	$636	$327	$55,474
_______

(a)	Includes impairment of property and equipment.

(b)	Includes the following expenses: production, exploration, midstream services, drilling rig services, accretion of ARO, general and administrative and other operating expenses.

(c)	Includes impairment of our investment in Dalea.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Guarantor Financial Information

In March and April 2011, we issued $350 million of aggregate principal amount of 2019 Senior Notes. In October 2013, we issued $250 million of aggregate principal amount of the 2019 Senior Notes. The 2019 Senior Notes issued in October 2013 and the 2019 Senior Notes originally issued in March and April 2011 are treated as a single class of debt securities under the Indenture (see Note 3). Presented below is condensed consolidated financial information of CWEI (the “Issuer”) and the Issuer’s material wholly owned subsidiaries. Other than CWEI Andrews Properties, GP, LLC, the general partner of CWEI Andrews Properties, L.P., an affiliated limited partnership formed in April 2013, all of the Issuer’s wholly owned and active subsidiaries (“Guarantor Subsidiaries”) have jointly and severally, irrevocably and unconditionally guaranteed the performance and payment when due of all obligations under the 2019 Senior Notes. The guarantee by a Guarantor Subsidiary of the 2019 Senior Notes may be released under certain customary circumstances as set forth in the Indenture. CWEI Andrews Properties, GP, LLC, is not a guarantor of the 2019 Senior Notes and its accounts are reflected in the “Non-Guarantor Subsidiary” column in this Note 17.

The financial information which follows sets forth our condensed consolidating financial statements as of and for the periods indicated.

Condensed Consolidating Balance Sheet March 31, 2016 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Current assets	$285,284	$265,797	$649	$(313,563)	$238,167
Property and equipment, net	875,616	291,315	3,502	—	1,170,433
Investments in subsidiaries	308,446	—	—	(308,446)	—
Other assets	5,102	2,138	—	—	7,240
Total assets	$1,474,448	$559,250	$4,151	$(622,009)	$1,415,840
Current liabilities	$276,501	$96,669	$144	$(307,742)	$65,572
Non-current liabilities:
Long-term debt	915,378	—	—	—	915,378
Fair value of commodity derivatives	2,256	—	—	(2,223)	33
Fair value of common stock warrants	10,458	—	—	—	10,458
Deferred income taxes	78,070	123,118	(2,192)	(109,416)	89,580
Other	33,266	36,964	252	—	70,482
	1,039,428	160,082	(1,940)	(111,639)	1,085,931
Equity	158,519	302,499	5,947	(202,628)	264,337
Total liabilities and equity	$1,474,448	$559,250	$4,151	$(622,009)	$1,415,840

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet December 31, 2015 (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Current assets	$112,861	$272,310	$1,441	$(317,807)	$68,805
Property and equipment, net	892,791	304,936	3,557	—	1,201,284
Investments in subsidiaries	324,484	—	—	(324,484)	—
Other assets	6,681	10,650	—	—	17,331
Total assets	$1,336,817	$587,896	$4,998	$(642,291)	$1,287,420
Current liabilities	$276,354	$102,267	$117	$(312,999)	$65,739
Non-current liabilities:
Long-term debt	742,410	—	—	—	742,410
Deferred income taxes	90,387	130,471	(1,236)	(110,626)	108,996
Other	33,886	36,539	252	—	70,677
	866,683	167,010	(984)	(110,626)	922,083
Equity	193,780	318,619	5,865	(218,666)	299,598
Total liabilities and equity	$1,336,817	$587,896	$4,998	$(642,291)	$1,287,420

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended March 31, 2016 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Total revenue	$20,237	$9,873	$204	$—	$30,314
Costs and expenses	41,700	24,886	305	—	66,891
Operating income (loss)	(21,463)	(15,013)	(101)	—	(36,577)
Other income (expense)	(9,705)	(8,249)	227	—	(17,727)
Equity in earnings of subsidiaries	(15,038)	—	—	15,038	—
Income tax (expense) benefit	10,945	8,142	(44)	—	19,043
Net income (loss)	$(35,261)	$(15,120)	$82	$15,038	$(35,261)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended March 31, 2015 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Total revenue	$45,688	$18,042	$412	$—	$64,142
Costs and expenses	61,021	22,675	628	—	84,324
Operating income (loss)	(15,333)	(4,633)	(216)	—	(20,182)
Other income (expense)	(8,105)	(743)	896	—	(7,952)
Equity in earnings of subsidiaries	(3,052)	—	—	3,052	—
Income tax (expense) benefit	8,258	1,882	(238)	—	9,902
Net income (loss)	$(18,232)	$(3,494)	$442	$3,052	$(18,232)

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2016 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Operating activities	$10,344	$(9,074)	$(748)	$—	$522
Investing activities	(13,579)	1,118	(47)	—	(12,508)
Financing activities	180,067	8,990	40	—	189,097
Net increase (decrease) in cash and cash equivalents	176,832	1,034	(755)	—	177,111
Cash at beginning of period	4,663	1,855	1,262	—	7,780
Cash at end of period	$181,495	$2,889	$507	$—	$184,891

Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2015 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Operating activities	$23,173	$(4,260)	$1,076	$95	$20,084
Investing activities	(82,419)	116	(171)	(95)	(82,569)
Financing activities	40,338	1,915	(253)	—	42,000
Net increase (decrease) in cash and cash equivalents	(18,908)	(2,229)	652	—	(20,485)
Cash at beginning of period	21,217	6,693	106	—	28,016
Cash at end of period	$2,309	$4,464	$758	$—	$7,531

18.	Subsequent Events

We have evaluated events and transactions that occurred after the balance sheet date of March 31, 2016 and have determined that no other events or transactions have occurred that would require recognition in the consolidated financial statements or disclosures in these notes to the consolidated financial statements.

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in our Form 10-K for the year ended December 31, 2015.  Unless the context otherwise requires, references to “CWEI” mean Clayton Williams Energy, Inc., the parent company, and references to the “Company,” “we,” “us” or “our” mean Clayton Williams Energy, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

The information in this Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements.  These forward-looking statements are based on management’s current expectations and belief, based on currently available information, as to the outcome and timing of future events and their effect on us.  While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.  All statements concerning our expectations for future operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions.  Our forward-looking statements involve significant risks and uncertainties, many of which are beyond our control, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in (1)“Item 1A - Risk Factors” and other cautionary statements in our Form 10-K for the year ended December 31, 2015, (2) our reports and registration statements filed from time to time with the Securities and Exchange Commission (the “SEC”), (3) other announcements we make from time to time and in this Form 10-Q.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties incident to the exploration for and development, production and marketing of oil and gas.  These risks include, but are not limited to:

•	the possibility of unsuccessful exploration and development drilling activities;

•	our ability to replace and sustain production;

•	commodity price volatility, including continued low or furthering declining prices for oil and gas;

•	the potential need to sell assets or otherwise raise additional capital;

•	the need to take impairments due to lower commodity prices;

•	domestic and worldwide economic conditions;

•	the availability of capital on economic terms to fund our capital expenditures and acquisitions;

•	our level of indebtedness (including the ability to service such indebtedness), liquidity and compliance with debt covenants;

•	the impact of the past or future economic recessions on our business operations, financial condition and ability to raise capital;

•	declines in the value of our oil and gas properties resulting in a decrease in our borrowing base under the revolving credit facility and impairments;

•	the ability of financial counterparties to perform or fulfill their obligations under existing agreements;

•	the uncertainty inherent in estimating proved oil and gas reserves and in projecting future rates of production and timing of development expenditures;

•	drilling and other operating risks;

•	hurricanes and other weather conditions;

•	lack of availability of goods and services;

•	regulatory and environmental risks associated with drilling and production activities;

•	the adverse effects of changes in applicable tax, environmental and other regulatory legislation; and

•	the other risks described in our Form 10-K for the year ended December 31, 2015 and in this Form 10-Q.

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

As previously discussed, should one or more of the risks or uncertainties described above or elsewhere in our Form 10-K for the year ended December 31, 2015 and in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We specifically disclaim all responsibility to publicly update or revise any forward-looking statements or any information contained in a forward-looking statement or any forward-looking statement in its entirety after the date made, whether as a result of new information, future events or otherwise, except as required by law.

All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

Overview

We have been committed to drilling primarily developmental oil wells in two primary oil-prone regions, the Permian Basin and the Giddings Area, where we have a significant inventory of developmental drilling opportunities.  During the three months ended March 31, 2016, we spent $11.9 million on exploration and development activities.

Key Factors to Consider

The following summarizes the key factors considered by management in the review of our financial condition and operating performance for the first quarter of 2016 and the outlook for the remainder of 2016.

•
Oil and gas sales for the first quarter of 2016, excluding amortized deferred revenues, decreased $28.2 million, or 50%, from the first quarter of 2015.  Price variances accounted for a $15.9 million decrease and production variances accounted for a $12.3 million decrease. Average realized oil prices were $28.10 per barrel in the first quarter of 2016 versus $43.90 per barrel in the first quarter of 2015, average realized gas prices were $1.74 per Mcf in the first quarter of 2016 versus $2.65 per Mcf in the first quarter of 2015 and average realized natural gas liquids (“NGL”) prices were $8.91 per barrel in the first quarter of 2016 versus $13.01 per barrel in the first quarter of 2015. Amortized deferred revenue in the first quarter of 2016 totaled $0.2 million as compared to $1.8 million in the first quarter of 2015.

•
Oil, gas and NGL production per barrel of oil equivalent (“BOE”) decreased 21% in the first quarter of 2016 compared to the first quarter of 2015, with oil production decreasing 25% to 9,868 barrels per day, gas production decreasing 9% to 14,242 Mcf per day and NGL production decreasing 6% to 1,396 barrels per day. Oil and NGL production accounted for approximately 83% of our total BOE production in the first quarter of 2016 versus 85% in the first quarter of 2015.

After giving effect to the sale of selected leases and wells in South Louisiana in September 2015, oil, gas and NGL production per BOE decreased 19% in the first quarter of 2016 as compared to the first quarter of 2015.

•
Production costs decreased $6.3 million, or 27%, for the first quarter of 2016 compared to the first quarter of 2015 due to lower oilfield service costs and reductions in production taxes associated with lower oil and gas sales. Production costs on a BOE basis, excluding production taxes, averaged $12.97 per BOE in the first quarter of 2016 versus $13.26 per BOE in the first quarter of 2015.

•
Interest expense for the first quarter of 2016 was $17.1 million versus $13.3 million for the first quarter of 2015. The increase was due primarily to incremental interest expense on funded indebtedness under our second lien term loan credit facility issued in connection with our March 2016 refinancing transaction (the “Refinancing”) and to the write-off of debt issuance costs associated with a reduction in aggregate lender commitments under our revolving credit facility.

•
In connection with the Refinancing, we issued warrants to purchase 2,251,364 shares of our common stock at a price of $22.00 per share for cash consideration of $16.8 million. The warrants expire in 2026 and contain various anti-dilution provisions. We account for the warrants as derivative instruments and carry the warrants as a non-current liability at their fair value. We recorded a $6.3 million gain on change in fair value in the first quarter of 2016.

•
We recorded a $0.6 million gain on commodity derivatives in the first quarter of 2016 (including a $2.9 million gain on settled contracts).  For the same period in 2015, we recorded a $4.6 million gain on commodity derivatives (no gain or loss on settled contracts).  Since we do not presently designate our commodity derivatives as cash flow hedges under applicable accounting standards, we recognize the full effect of changing prices on mark-to-market valuations as a current charge or credit to our results of operations.

•
Lower commodity prices negatively impacted our results of operations due to asset impairments. We recorded a provision for impairment of property and equipment of $2.3 million related to the write-down of certain non-core properties located primarily in Oklahoma and the Permian Basin to their estimated fair value versus $2.5 million in the first quarter of 2015 related to the write-down of certain non-core properties located in Louisiana to their estimated fair value.

•
We recorded an $8.4 million charge to fully impair the carrying value of our investment in Dalea Investment Group, LLC (“Dalea”) in the first quarter of 2016, as compared to a partial impairment of this investment of $0.9 million for the same period in 2015.

•
General and administrative (“G&A”) expenses were $3.9 million in the first quarter of 2016 compared to $9.1 million in the first quarter of 2015.  Changes in compensation expense attributable to our APO Reward Plans accounted for a net decrease of $2.9 million ($0.8 million credit in the first quarter of 2016 versus a $2.1 million expense in the first quarter of 2015). The remaining decrease was largely attributable to salary and personnel reductions.

Exploration and Development Activities

Overview

We spent $11.9 million during the first quarter of 2016 on exploration and development activities in the Permian Basin and the Giddings Area and currently plan to spend approximately $69.5 million during 2016. Our actual expenditures during 2016 may vary significantly from these estimates since our plans for exploration and development activities may change during the year. Factors such as changes in commodity prices, operating margins, the availability of capital resources, drilling results and other factors could increase or decrease our actual expenditures during 2016.

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

We spent $2 million in the Permian Basin during the three months ended March 31, 2016 on drilling and completion activities and $4.4 million on leasing and seismic activities.  We currently plan to spend approximately $42.9 million on drilling and completion activities and $11.9 million on leasing activities in this area during 2016.  Following is a discussion of our principal assets in the Permian Basin.

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

We spent approximately $2 million on drilling and completion activities and $4.4 million for leasing activities in the Wolfbone play during the three months ended March 31, 2016.  We plan to spend approximately $54.8 million on drilling, completion and leasing activities in this area during 2016.

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

Other Permian Basin

Approximately 36% of our first quarter 2016 oil and gas production was derived from wells in parts of the Permian Basin other than our Delaware Basin Wolfbone resource play. Many of these wells are located on the Central Basin Platform, geographically located between the Midland Basin and Delaware Basin, and produce from formations with conventional porosity such as the San Andres, Grayburg, Fusselman, Ellenburger and Yeso formations. A significant portion of our production in this area is derived from mature fields, several of which are in varying stages of secondary and/or tertiary recovery.

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

Austin Chalk

Approximately 51% of our existing production in the Giddings Area is derived from the Austin Chalk formation, an upper Cretaceous geologic formation in the Gulf Coast region of the United States that stretches across numerous fields in Texas and Louisiana.  The Austin Chalk formation is generally encountered at depths of 5,500 to 7,000 feet.  Horizontal drilling is the primary technique used in the Austin Chalk formation to enhance productivity.  Most of our wells in this area were drilled as horizontal wells, many with multiple laterals in different producing horizons, including the Austin Chalk, Buda and Georgetown formations in East Central Texas.

Eagle Ford Shale

Our horizontal Eagle Ford Shale play is concentrated in the northern portion of our legacy Austin Chalk acreage block in Robertson, Burleson and Lee Counties, Texas. In this area, we currently have 41 horizontal Eagle Ford Shale wells on production. During the three months ended March 31, 2016, we spent approximately $4.2 million on drilling, completion and leasing activities in the Eagle Ford Shale Area, and we currently plan to spend approximately $12.1 million on drilling, completion and leasing activities in this area during 2016.

Other

We spent $1.3 million during the three months ended March 31, 2016 on exploration and development activities in other regions, including Oklahoma and California and we currently plan to spend $2.6 million during 2016.
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

Desta Drilling

Through our wholly owned subsidiary, Desta Drilling, L.P. (“Desta Drilling”), we currently have 10 drilling rigs available for our use or for contract drilling operations, of which eight are owned and two are under lease until October 2016. Owning and operating our own rigs helps control our cost structure while providing flexibility to take advantage of drilling opportunities on a timely basis.  The Desta Drilling rigs are primarily reserved for our use, but are available to conduct contract drilling operations for third parties.  Due to the downturn in oil prices, all our rigs are currently idle.

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

Further significant and prolonged declines in prices could impact our ability to service our debt obligations and will further constrain our ability to use cash flows to drill, replace or increase our production and reserves.

To mitigate the impact of further deterioration in prices, we entered into swaps covering 1,597 MBbls of our oil production for the period from January 2016 through June 2017 at prices ranging from $40.25 to $44.30 per barrel. In addition, we granted an option on an additional 739 MBbls of oil production from July 2016 through December 2016 at $40.25 per barrel exercisable by the counterparty on June 30, 2016. In April 2016, we entered into crude oil costless collars covering 1,128 MBbls of our oil production for the period from January 2017 through December 2017 at a weighted average floor price of $41.57 and a weighted average ceiling price of $50.81.

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

	Three Months Ended March 31,
	2016	2015
Oil and Gas Production Data:
Oil (MBbls)	898	1,179
Gas (MMcf)	1,296	1,406
Natural gas liquids (MBbls)	127	134
Total (MBOE)(a)	1,241	1,547
Total (BOE/d)	13,638	17,193

Average Realized Prices (b) (c):
Oil ($/Bbl)	$28.10	$43.90
Gas ($/Mcf)	$1.74	$2.65
Natural gas liquids ($/Bbl)	$8.91	$13.01

Gain on Settled Commodity Derivative Contracts (c):
($ in thousands, except per unit)
Oil: Cash settlements received (paid)	$2,882	$—
Per unit produced ($/Bbl)	$3.21	$—

Average Daily Production:
Oil (Bbls):
Permian Basin Area:
Delaware Basin	2,938	3,780
Other	3,071	3,117
Austin Chalk	1,773	1,918
Eagle Ford Shale	1,987	3,949
Other (d)	99	336
Total	9,868	13,100
Natural Gas (Mcf):
Permian Basin Area:
Delaware Basin	2,571	3,039
Other	6,663	6,803
Austin Chalk	1,686	1,716
Eagle Ford Shale	411	604
Other (d)	2,911	3,460
Total	14,242	15,622
(Continued)

	Three Months Ended March 31,
	2016	2015
Natural Gas Liquids (Bbls):
Permian Basin Area:
Delaware Basin	381	393
Other	744	765
Austin Chalk	170	167
Eagle Ford Shale	85	139
Other (d)	16	25
Total	1,396	1,489

BOE:
Permian Basin Area:
Delaware Basin	3,748	4,679
Other	4,925	5,016
Austin Chalk	2,224	2,371
Eagle Ford Shale	2,141	4,189
Other (d)	600	938
Total	13,638	17,193

Exploration Costs (in thousands):
Abandonment and impairment costs:
Oklahoma	$801	$90
California	188	110
South Louisiana	—	1,423
Other	1	—
Total	990	1,623
Seismic and other	111	866
Total exploration costs	$1,101	$2,489

Depreciation, Depletion and Amortization (in thousands):
Oil and gas depletion	$34,784	$38,883
Contract drilling depreciation	3,180	3,109
Other depreciation	649	662
Total depreciation, depletion and amortization	$38,613	$42,654

Oil and Gas Costs ($/BOE Produced):
Production costs	$13.82	$15.15
Production costs (excluding production taxes)	$12.97	$13.26
Oil and gas depletion	$28.03	$25.13
(Continued)

	Three Months Ended March 31,
	2016	2015
Net Wells Drilled (e):
Exploratory Wells	1.7	0.6
Developmental Wells	0.1	10.5

_______

(a)	Natural gas reserves have been converted to oil equivalents at the ratio of six Mcf of gas to one Bbl of oil.

(b)
Oil and gas sales includes $0.2 million for three months ended March 31, 2016 and $1.8 million for the three months ended March 31, 2015 of amortized deferred revenue attributable to a VPP transaction effective March 1, 2012. In August 2015, we terminated the VPP covering 277 MBOE of oil and gas production from August 2015 through December 2019 for $13.7 million. The calculation of average realized sales prices excludes production of 23,151 barrels of oil and 16,087 Mcf of gas for the three months ended March 31, 2015 associated with the VPP.

(c)
No commodity derivatives were designated as cash flow hedges in the table above.  All gains or losses on settled commodity derivatives were included in other income (expense) - gain (loss) on commodity derivatives.

(d)	Following is a summary of the average daily production related to interests in producing properties we sold effective September 2015 (selected leases and wells in South Louisiana).

	Three Months Ended March 31,
	2016	2015
Average Daily Production:

South Louisiana:
Oil (Bbls)	—	178
Natural gas (Mcf)	—	1,633
NGL (Bbls)	—	—
Total (BOE)	—	450

(e)	Excludes wells being drilled or completed at the end of each period.

Operating Results — Three-Month Periods

The following discussion compares our results for the three months ended March 31, 2016 to the comparative period in 2015.  Unless otherwise indicated, references to 2016 and 2015 within this section refer to the three months ended March 31, 2016 and 2015, respectively.

Oil and gas operating results

Oil and gas sales, excluding amortized deferred revenues, decreased $28.2 million, or 50%, in 2016 from 2015.  Price variances accounted for a $15.9 million decrease and production variances accounted for a $12.3 million decrease.  Amortized deferred revenue in 2016 totaled $0.2 million as compared to $1.8 million in 2015. Oil, gas and NGL production in 2016 (on a BOE basis) decreased 21% compared to 2015. Oil production decreased 25% in 2016 from 2015, NGL production decreased 6% and gas production decreased 9% in 2016 from 2015. After giving effect to the sale of selected leases and wells in South Louisiana in September 2015, oil, gas and NGL production per BOE decreased 19% in 2016 as compared to 2015. The liquids component of our production mix accounted for approximately 83% oil and NGL in 2016 versus 85% in 2015.  In 2016, our realized oil price decreased 36% compared to 2015, and our realized gas price decreased 34%.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

 Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, decreased 27% to $17.2 million in 2016 as compared to $23.4 million in 2015, due primarily to lower oilfield service costs and reductions in production taxes associated with a decrease in oil and gas sales. Production costs on a BOE basis, excluding production taxes, averaged $12.97 per BOE in 2016 compared to $13.26 per BOE in 2015.

Oil and gas depletion expense decreased $4.1 million from 2015 to 2016 due to a $7.7 million decrease related to production variances and a $3.6 million increase due to rate variances.  On a BOE basis, depletion expense increased 12% to $28.03 per BOE in 2016 from $25.13 per BOE in 2015.  Depletion expense per BOE of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration and development activities result in higher finding costs.

We recorded a provision for impairment of property and equipment of $2.3 million during 2016 as compared to $2.5 million in 2015. The 2016 impairment related primarily to proved non-core properties located in Oklahoma and the Permian Basin to reduce the carrying value to their estimated fair value. The 2015 impairment related to proved non-core properties located in Louisiana to reduce the carrying value to their estimated fair value. Assuming that commodity prices continue to decline, we may incur further asset impairments in 2016. Although it is difficult to provide an estimate because of the numerous variables and management input decisions required to evaluate the amount of any asset impairments, they could be significant.

Exploration costs

We follow the successful efforts method of accounting; therefore, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs and unproved acreage impairments are expensed.  In 2016, we charged to expense $1.1 million of exploration costs, as compared to $2.5 million in 2015. The expense for 2016 includes a charge of $0.8 million related to the abandonment of exploratory wells in Oklahoma. The expense for 2015 includes a charge of $1.4 million related to the abandonment of an exploratory well in South Louisiana.

Contract Drilling Services

We primarily utilize drilling rigs owned by our subsidiary, Desta Drilling, to drill wells in our exploration and development activities.  Drilling services revenues received by Desta Drilling, along with the related drilling services costs pertaining to the net interest owned by CWEI, have been eliminated in our consolidated statements of operations and comprehensive loss. Drilling rig services revenue related to external customers was negligible in 2016 and 2015 due to decreased demand for contract drilling services. Drilling services costs, net of eliminations, were $1.3 million in 2016 compared to $1.9 million in 2015. Contract drilling depreciation for 2016 was $3.2 million compared to $3.1 million in 2015.

General and Administrative

G&A expenses decreased $5.2 million from $9.1 million in 2015 to $3.9 million in 2016.  Changes in compensation expense attributable to the Company’s APO reward plans accounted for a net decrease of $2.9 million ($0.8 million credit in 2016 versus a $2.1 million expense in 2015). The remaining decrease was largely attributable to salary and personnel reductions.

Interest expense

Interest expense increased 29% from $13.3 million in 2015 to $17.1 million in 2016 due primarily to incremental interest expense on funded indebtedness incurred under a second lien term loan credit facility issued in connection with the Refinancing and to the write-off of debt issuance costs associated with a reduction in aggregate lender commitments under our revolving credit facility.

Gain/loss on change in fair value of common stock warrants

In connection with the Refinancing, we issued warrants to purchase 2,251,364 shares of our common stock at a price of $22.00 per share for cash consideration of $16.8 million. The warrants expire in 2026 and contain various anti-dilution provisions. We account for the warrants as derivative instruments and carry the warrants as a non-current liability at their fair value. We recorded a $6.3 million gain on change in fair value in 2016.

Gain/loss on commodity derivatives

We did not designate any commodity derivative contracts in 2016 or 2015 as cash flow hedges; therefore, all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on commodity derivatives.  In 2016, we reported a $0.6 million gain on commodity derivatives (including a $2.9 million gain on settled contracts) compared to a $4.6 million gain on commodity derivatives (no gain or loss on settled contracts) in 2015.  Because oil and gas prices are volatile, and because we do not account for our commodity derivatives as cash flow hedges, the effect of mark-to-market valuations on our gain/loss on commodity derivatives can cause significant volatility in our results of operations.

Impairment of investments and other

We recorded an $8.4 million charge to fully impair the carrying value of our investment in Dalea in 2016, as compared to a partial impairment of $0.9 million in 2015.

Gain/loss on sales of assets and impairment of inventory

We recorded a net loss of $0.7 million on sales of assets and impairment of inventory in 2016 compared to a net gain of $3.1 million in 2015.  The 2016 loss related primarily to a $0.4 million write-down of inventory to reduce the carrying value to the estimated fair value. The 2015 gain related primarily to the sale of selected wells in Martin and Yoakum Counties, Texas in March 2015. Gain on sales of assets are included in other operating revenues and loss on sales of assets and impairment of inventory are included in other operating expenses in our consolidated statements of operations and comprehensive loss.

Income taxes

Our estimated federal and state effective income tax rate in 2016 of 35.1% was more than the statutory federal rate of 35% due primarily to increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

Liquidity and Capital Resources

Overview

Our primary financial resource is our base of oil and gas reserves.  We pledge substantially all of our producing oil and gas properties to secure our obligations under the revolving credit facility and the term loan credit facility (see “ — Outlook for 2016” and “ — Term loan credit facility”).  The banks under the revolving credit facility establish a borrowing base, in part, by making an estimate of the collateral value of our oil and gas properties. We believe the term loans have provided us with a source of dedicated liquidity; however, we intend to borrow funds under the revolving credit facility as needed in the future to supplement our operating cash flow as a financing source for our capital expenditure program.  Our ability to fund our capital expenditure program is dependent upon the level of product prices and the success of our exploration program in replacing our existing oil and gas reserves.  If product prices decrease, our operating cash flow may decrease and the banks under the revolving credit facility may require additional collateral or reduce our borrowing base, thus reducing funds available to fund our capital expenditure program.  However, we may mitigate the effects of product prices on our cash flow and borrowing base through the use of commodity derivatives.

At March 31, 2016, we had $98.1 million available on the revolving credit facility after allowing for outstanding letters of credit totaling $1.9 million, as compared to $347.1 million of availability on the facility at March 31, 2015. Following the Refinancing, our indebtedness at March 31, 2016 was $915.4 million, consisting of $322.5 million, net of original issue discount and debt issuance costs, under the second lien term loan credit facility and $592.9 million in outstanding principal amount of the 7.75% Senior Notes due 2019 (the “2019 Senior Notes”), net of original issue discount and debt issuance costs. The Refinancing also added approximately $180 million of cash to the balance sheet.

Outlook for 2016

The severe downturn in oil prices that began in 2014 significantly reduced our cash flow from operations, causing us to suspend drilling operations in both of our core resource plays early in 2015 in order to preserve liquidity. Management quickly took decisive steps to reduce costs in an attempt to improve margins, but the combination of declining production attributable to suspended drilling activities and the impact of substantially lower oil and natural gas prices on cash flow led our senior management and the Board of Directors (“the Board”), beginning in early July 2015, to consider a variety of strategic and financial alternatives for the Company.

In August 2015, the Board formed a special committee comprising all four of our independent and disinterested directors to develop, explore and evaluate strategic alternatives for the Company, including potential transactions involving a business combination, a recapitalization, a sale of assets or securities of the Company, or another extraordinary transaction. Goldman Sachs & Co. (“Goldman”) was engaged to serve as the Company’s exclusive financial advisor in this process. The special committee also engaged independent legal counsel.

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

In mid-January 2016, final bids were submitted for various potential transactions, including proposals for secured debt financing. The special committee concluded that a secured debt alternative was favorable to the Company and its stockholders. In reaching this conclusion, the special committee considered, among other factors, that the secured debt alternative (1) avoided a sale of our core assets during a time of declining commodity prices, (2) provided a dedicated source of liquidity to fund our operations and development activities over the next two to three years, (3) limited immediate dilution to existing stockholders and (4) retained the opportunity to ultimately enhance shareholder value if the commodity environment improves. The special committee instructed Goldman to negotiate final proposals with these bidders, and following negotiations, the special committee and the Board unanimously selected the proposal submitted by Ares Management, LLC (“Ares”). On March 8, 2016, we entered into (1) a credit agreement with Ares providing for the issuance of second lien term loans and common stock warrants and (2) an amendment to the revolving credit facility with our banks (see “ — Revolving credit facility” and “ — Term loan credit facility”).

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

Capital expenditures

The following table summarizes, by area, our actual expenditures for exploration and development activities for the three months ended March 31, 2016 and our planned expenditures for the year ending December 31, 2016.

	Actual Expenditures Three Months Ended March 31, 2016	Planned Expenditures Year Ending December 31, 2016	2016 Percentage of Total Planned Expenditures
	(In thousands)
Drilling and completion
Permian Basin Area:
Delaware Basin	$2,000	$42,900	62%
Austin Chalk/Eagle Ford Shale	1,000	1,700	2%
Other	800	2,000	3%
	3,800	46,600	67%
Leasing and seismic	8,100	22,900	33%
Exploration and development	$11,900	$69,500	100%

Our expenditures for exploration and development activities for the three months ended March 31, 2016 totaled $11.9 million.  We financed these expenditures for the three months ended March 31, 2016 with cash flow from operating activities, proceeds from asset sales, and borrowings under our credit facilities.  We currently plan to spend approximately $69.5 million on exploration and development activities during fiscal 2016.  Our actual expenditures during 2016 may vary significantly from these estimates since our plans for exploration and development activities may change during the year.  Factors, such as changes in commodity prices, operating margins, the availability of capital resources, drilling results and other factors, could increase or decrease our actual expenditures during the remainder of fiscal 2016.

Based on preliminary estimates, our internal cash flow forecasts indicate that our anticipated operating cash flows, combined with cash on hand made available by the Refinancing and funds available to us under the revolving credit facility, will be sufficient to finance our planned exploration and development activities at these reduced levels through 2016.  Although we believe the assumptions and estimates made in our forecasts are reasonable, these forecasts are inherently uncertain and the borrowing base under the revolving credit facility may be less than expected, cash flows may be less than expected, or capital expenditures may be more than expected.  We will consider options for obtaining alternative capital resources, including selling assets or accessing capital markets if necessary when we deem appropriate. Further significant and prolonged declines in prices could impact our ability to service our debt obligations and will further constrain our ability to use cash flows to drill to replace or increase our production and reserves.

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

Cash flow provided by operating activities for the three months ended March 31, 2016 decreased $19.6 million, or 97%, as compared to the corresponding period in 2015 due primarily to lower commodity prices and decreased production.

Revolving credit facility

We may borrow money under a revolving credit facility with a syndicate of 16 banks led by JPMorgan Chase Bank, N.A. On March 8, 2016, we entered into an amendment to the revolving credit facility in connection with the Refinancing (see “ —Term loan credit facility”). The amendment, among other things, reduced the borrowing base and the aggregate commitments of the lenders from $450 million to $100 million. The aggregate commitments may be increased to $150 million if we meet a minimum ratio of the discounted present value of our proved developed producing reserves to our debt under the revolving credit facility of 1.2 to 1.0. Increases in aggregate lender commitments require the consent of each lender.

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

The borrowing base, which is based on the discounted present value of future net cash flows from oil and gas production, is redetermined by the banks semiannually in May and November. We or the banks may also request an unscheduled borrowing base redetermination at other times during the year. If, at any time, the borrowing base is less than the amount of outstanding credit exposure under the revolving credit facility, we will be required to (1) provide additional security, (2) prepay the principal amount of the loans in an amount sufficient to eliminate the deficiency, (3) prepay the deficiency in not more than five equal monthly installments plus accrued interest, or (4) take any combination of options (1) through (3).

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

At March 31, 2016, we had $98.1 million available under the revolving credit facility after allowing for outstanding letters of credit totaling $1.9 million. The effective annual interest rate on borrowings under the revolving credit facility, excluding bank fees and amortization of debt issue costs, for the three months ended March 31, 2016 was 2.5%. We were in compliance with all financial and non-financial covenants at March 31, 2016 and December 31, 2015. Under current commodities pricing, we expect that we will be in compliance with all financial covenants through 2016. Further deterioration in commodities pricing, however, could result in non-compliance and cause us to seek to negotiate revisions to our loan covenants, which relief may not be obtainable from our bank lenders.

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

Working capital computed for loan compliance purposes differs from our working capital computed in accordance with accounting principles generally accepted in the United States (“GAAP”).  Since compliance with financial covenants is a material requirement under the revolving credit facility, we consider the loan compliance working capital to be useful as a measure of our liquidity because it includes the funds available to us under the revolving credit facility and is not affected by the volatility in working capital caused by changes in fair value of commodity derivatives.  Our GAAP reported working capital increased to $172.6 million at March 31, 2016 from working capital of $3.1 million at December 31, 2015.  After giving effect to the adjustments, our working capital computed for loan compliance purposes was $272.9 million at March 31, 2016, as compared to $301.2 million at December 31, 2015.

The following table reconciles our GAAP working capital to the working capital computed for loan compliance purposes at March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015

	(In thousands)
Working capital per GAAP	$172,595	$3,066
Add funds available under our revolving credit facility	98,130	298,130
Exclude fair value of commodity derivatives classified as current assets or current liabilities	2,223	—
Working capital per loan covenant	$272,948	$301,196

As a condition to borrowing funds or issuing letters of credit under our revolving credit facility, we must remain in compliance with the financial and non-financial covenants, including financial ratios, in our revolving credit facility, as amended to date. We also must make certain representations and warranties to our bank lenders at the time of each borrowing. We were in compliance with all financial and non-financial covenants at March 31, 2016 and December 31, 2015.  However, if we increase leverage and our liquidity is reduced, we may fail to comply with one or more of these covenants in the future.  If we fail to meet any of these loan covenants, we would ask the banks to waive compliance, amend the revolving credit facility to allow us to become compliant or grant us sufficient time to obtain additional capital resources through alternative means.  Although we believe our bank lenders are well secured under the terms of our revolving credit facility, there is no assurance that the bank lenders will waive or amend our covenants or other conditions to further lending. If a suitable arrangement could not be reached with the banks, the banks could accelerate the indebtedness and seek to foreclose on the pledged assets.

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

 From time to time, we engage in other transactions with lenders under the revolving credit facility.  Such lenders or their affiliates may serve as counterparties to our commodity and interest rate derivative agreements.  As of March 2016, JPMorgan Chase Bank, N.A. was the counterparty to our commodity derivative agreements. Our obligations under commodity derivative agreements with our lenders are secured by the security documents executed by the parties under the revolving credit facility.

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

Interest on the term loans is payable quarterly in cash at 12.5% per year; however, during the period from March 15, 2016 through March 31, 2018, we may elect to pay interest for any quarter in-kind at 15% per year. We elected to pay interest for the period commencing from March 15, 2016 and ending March 31, 2016 in cash, and elected to pay interest for the quarterly period ending June 30, 2016 in-kind. Future quarterly elections to pay in-kind must be made at least 30 days prior to the beginning of each calendar quarter.

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

The term loan credit facility also contains various covenants and restrictive provisions which may, among other things, limit our ability to sell assets, incur additional indebtedness, make investments or loans and create liens. One such covenant requires that we maintain an asset-to-secured debt coverage ratio as of each December 31 and June 30 of each year, beginning with December 31, 2018, of at least 1.2 to 1.0. We were in compliance with these covenants at March 31, 2016. Under current commodities pricing, we expect that we will be in compliance with all financial covenants through 2016. Further deterioration in commodities pricing, however, could result in non-compliance and cause us to seek to negotiate revisions to our loan covenants, which relief may not be obtainable from our bank lenders.

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

Senior Notes

In March 2011, we issued $300 million of aggregate principal amount of 2019 Senior Notes.  The 2019 Senior Notes, which are unsecured, were issued at par and bear interest at 7.75% per year, payable semi-annually on April 1 and October 1 of each year.  In April 2011, we issued an additional $50 million aggregate principal amount of the 2019 Senior Notes with an original issue discount of 1% or $0.5 million.  In October 2013, we issued an additional $250 million of aggregate principal amount of the 2019 Senior Notes at par to yield 7.75% to maturity. All of the 2019 Senior Notes are treated as a single class of debt securities under the same indenture (the “Indenture”). We may redeem some or all of the 2019 Senior Notes at a redemption price (expressed as a percentage of principal amount) equal to 100% beginning on April 1, 2017 or for any period thereafter, in each case plus accrued and unpaid interest.

The Indenture contains covenants that restrict our ability to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the 2019 Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant generally restricts our ability to incur indebtedness if our ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) exceeds 2.25 times.  However, this restriction does not prevent us from incurring indebtedness under a credit facility (as defined in the Indenture) in an aggregate principal amount at any time outstanding not to exceed the greater of (a) $500 million and (b) 30% of Adjusted Consolidated Net Tangible Assets (as defined in the Indenture). Our ratio of EBITDAX to consolidated interest expense at March 31, 2016 was 1.8 times consolidated EBITDAX. These covenants are subject to a number of additional important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at March 31, 2016 and December 31, 2015.

Asset Sales

From time to time, we sell certain of our proved and unproved properties when we believe it is more advantageous to dispose of the selected properties than to continue to hold them. During the first three months of 2016, we received cash proceeds aggregating $1.4 million from various sales of assets. We are actively considering other selected sales as a source of additional funds to supplement cash flow from operations and borrowings under the credit facility to meet our capital needs.

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

Our business is impacted by fluctuations in commodity prices and interest rates.  The following discussion is intended to identify the nature of these market risks, describe our strategy for managing such risks, and to quantify the potential effect of market volatility on our financial condition and results of operations and should be read in conjunction with Part II, “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to March 31, 2016. In April 2016, we entered into crude oil costless collars covering 1,128 MBbls of our oil production for the period from January 2017 through December 2017 at a weighted average floor price of $41.57 and a weighted average ceiling price of $50.81. The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps:

	Oil
	MBbls	Price
Production Period:
2nd Quarter 2016	518	$40.47
3rd Quarter 2016	176	$42.70
4th Quarter 2016	167	$42.70
2017	315	$44.30
	1,176

Swaps Subject to Optional Extension:

	Oil
	MBbls	Price
Production Period:
3rd Quarter 2016	378	$40.25
4th Quarter 2016	361	$40.25
	739

Crude Oil Costless Collars:

Oil
		Weighted	Weighted
		Average	Average
	MBbls	Floor Price	Ceiling Price
Production Period:
2017	1,128	$41.57	$50.81
1,128

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil may have on the fair value of our commodity derivatives.  As of March 31, 2016, a $1 per barrel change in the price of oil would change the fair value of our commodity derivatives by approximately $1.7 million.

Interest Rates

We are exposed to interest rate risk on our long-term debt with a variable interest rate.  At March 31, 2016, our 2019 Senior Notes had a fixed rate of 7.75%, a carrying value of $592.9 million and an approximate fair value of $300 million, based on current market quotes.  We estimate that a hypothetical change in the fair value of our long-term debt resulting from a 100-basis point change in interest rates would be approximately $6.6 million.  At March 31, 2016, our Second Lien Term Loan had a fixed rate of 12.5%, if paid in cash, and a fixed rate of 15%, if paid in-kind, a carrying value of $322.5 million and a fair value that approximates the carrying value based upon the limited passage of time since being issued on March 15, 2016.

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

•
it is the conclusion of our chief executive and chief financial officers that as of March 31, 2016 these disclosure controls and procedures are effective in ensuring that information that is required to be disclosed by the Company in reports filed or submitted with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms established by the SEC.

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2013, we were served with two separate suits filed by Plaquemines Parish in the 25th Judicial District Court of Plaquemines Parish, Louisiana (Designated Case Nos. 61-002 and 60-982). Multiple defendants are named in each suit, and each suit involves a different area of operation within Plaquemines Parish. Except as to the named defendants and areas of operation, the suits are identical. Plaintiff alleges that defendants’ oil and gas operations violated certain laws relating to the coastal zone management including failure to obtain permits, violation of permits, use of unlined waste pits, discharge of oil field wastes, including naturally occurring radioactive material, and that dredging operations exceeded unspecified permit limitations. Plaintiff makes no specific allegations against any individual defendant and seeks unspecified monetary damages and declaratory relief, as well as restoration, costs of remediation and attorney fees. The cases were removed to the U.S. District Court for the Eastern District of Louisiana but were remanded back to the state court in 2015. In November 2015, the Plaquemines Parish Council passed Resolution 15-389 requiring its attorneys to cease all work on the cases other than to dismiss all actions and lawsuits, but in April of 2016 the Parish voted to rescind such resolution. The State of Louisiana Department of Natural Resources, Office of Coastal Management has intervened in these cases and the Louisiana Attorney General has filed to supersede the Parish as Plaintiff.

Our overall exposure to these suits is not currently determinable and we intend to vigorously defend these cases. We are also a defendant in several other lawsuits that have arisen in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect any of these lawsuits to have a material adverse effect on our consolidated financial condition or results of operations.

Item 1A -	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or results of operations. Additional risks not presently known to us or that we currently deem immaterial individually or in the aggregate may also impair our business operations.  If any of these risks actually occur, it could materially harm our business, financial condition or results of operations and impair our ability to implement business plans or complete development projects as scheduled.  In that case, the market price of our common stock could decline.

Item 6 -	Exhibits

Exhibits
**2.1
Agreement and Plan of Merger among Clayton Williams Energy, Inc. and Southwest Royalties, Inc. dated May 3, 2004, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2004

**3.1	Second Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to our Form S-2 Registration Statement filed with the Commission on October 4, 1996, Commission File No. 333-13441

**3.2	Certificate of Amendment of Second Restated Certificate of Incorporation of Clayton Williams Energy, Inc., filed as Exhibit 3.1 to our Form 10-Q for the period ended September 30, 2000††

**3.3	Corporate Bylaws of Clayton Williams Energy, Inc., as amended through March 24, 2016, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 30, 2016††

**4.1
Stock Purchase Agreement dated May 19, 2004 by and among Clayton Williams Energy, Inc. and various institutional investors, filed as Exhibit 4 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2004††

**4.2
Indenture, dated March 16, 2011, among Clayton Williams Energy, Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as Trustee, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on March 17, 2011††

**4.3
Certificate of Designation of the Special Voting Preferred Stock of Clayton Williams Energy, Inc., dated as of March 15, 2016, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on March 15, 2016††

**10.1
Credit Agreement by and among the Company, as Borrower, certain subsidiaries of the Company, as Guarantors, the Lenders party thereto and Wilmington Trust, National Association, as Administrative Agent, dated as of March 8, 2016, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 9, 2016††

**10.2
Warrant and Preferred Stock Purchase Agreement by and between the Company and AF IV Energy LLC, dated as of March 8, 2016, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on March 9, 2016††

**10.3
Amendment No. 4 to Third Amended and Restated Credit Agreement by and among the Company, as Borrower, certain of the Company’s subsidiaries, as Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of March 8, 2016, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on March 15, 2016††

**10.4
Amendment No. 1 to Credit Agreement by and among the Company, as Borrower, certain subsidiaries of the Company, as Guarantors, the Lenders party thereto and Wilmington Trust, National Association, as Administrative Agent, dated as of March 15, 2016, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 15, 2016††

**10.5	Form of Warrant to Purchase Common Stock dated as of March 15, 2016, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 15, 2016††

**10.6	Form of Standstill Agreement dated as of March 15, 2016, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 15, 2016††

**10.7
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

CLAYTON WILLIAMS ENERGY, INC.

Date:	May 9, 2016	By:	/s/ Mel G. Riggs
Mel G. Riggs
President

Date:	May 9, 2016	By:	/s/ Michael L. Pollard
Michael L. Pollard
Senior Vice President - Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibits
**2.1
Agreement and Plan of Merger among Clayton Williams Energy, Inc. and Southwest Royalties, Inc. dated May 3, 2004, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2004

**3.1	Second Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to our Form S-2 Registration Statement filed with the Commission on October 4, 1996, Commission File No. 333-13441

**3.2	Certificate of Amendment of Second Restated Certificate of Incorporation of Clayton Williams Energy, Inc., filed as Exhibit 3.1 to our Form 10-Q for the period ended September 30, 2000††

**3.3	Corporate Bylaws of Clayton Williams Energy, Inc., as amended through March 24, 2016, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 30, 2016††

**4.1
Stock Purchase Agreement dated May 19, 2004 by and among Clayton Williams Energy, Inc. and various institutional investors, filed as Exhibit 4 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2004††

**4.2
Indenture, dated March 16, 2011, among Clayton Williams Energy, Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as Trustee, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on March 17, 2011††

**4.3
Certificate of Designation of the Special Voting Preferred Stock of Clayton Williams Energy, Inc., dated as of March 15, 2016, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on March 15, 2016††

**10.1
Credit Agreement by and among the Company, as Borrower, certain subsidiaries of the Company, as Guarantors, the Lenders party thereto and Wilmington Trust, National Association, as Administrative Agent, dated as of March 8, 2016, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 9, 2016††

**10.2
Warrant and Preferred Stock Purchase Agreement by and between the Company and AF IV Energy LLC, dated as of March 8, 2016, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on March 9, 2016††

**10.3
Amendment No. 4 to Third Amended and Restated Credit Agreement by and among the Company, as Borrower, certain of the Company’s subsidiaries, as Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of March 8, 2016, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on March 15, 2016††

**10.4
Amendment No. 1 to Credit Agreement by and among the Company, as Borrower, certain subsidiaries of the Company, as Guarantors, the Lenders party thereto and Wilmington Trust, National Association, as Administrative Agent, dated as of March 15, 2016, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 15, 2016††

**10.5	Form of Warrant to Purchase Common Stock dated as of March 15, 2016, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 15, 2016††

**10.6	Form of Standstill Agreement dated as of March 15, 2016, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 15, 2016††

**10.7
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