Form 10-Q
period 2016-06-30
CLAYTON WILLIAMS ENERGY INC /DE
filed 2016-08-08
CIK 880115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

There were 12,169,536 shares of Common Stock, $.10 par value, of the registrant outstanding as of July 29, 2016.

CLAYTON WILLIAMS ENERGY, INC.

PART I.  FINANCIAL INFORMATION

Item 1 -	Financial Statements

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands) ASSETS

	June 30, 2016	December 31, 2015
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$63,627	$7,780
Investments - certificates of deposit and commercial paper	93,951	—
Accounts receivable:
Oil and gas sales	16,804	16,660
Joint interest and other, net of allowance for doubtful accounts of $2,694 at June 30, 2016 and $2,447 at December 31, 2015	3,112	3,661
Affiliates	238	260
Inventory	27,735	31,455
Deferred income taxes	9,280	6,526
Fair value of commodity derivatives	218	—
Prepaids and other	2,574	2,463
	217,539	68,805
PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method	2,615,105	2,585,502
Pipelines and other midstream facilities	61,323	60,120
Contract drilling equipment	123,917	123,876
Other	19,176	19,371
	2,819,521	2,788,869
Less accumulated depreciation, depletion and amortization	(1,656,134)	(1,587,585)
Property and equipment, net	1,163,387	1,201,284

OTHER ASSETS
Fair value of commodity derivatives	324	—
Investments and other	7,041	17,331
	7,365	17,331
	$1,388,291	$1,287,420

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands) LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2016	December 31, 2015
	(Unaudited)
CURRENT LIABILITIES
Accounts payable:
Trade	$25,537	$29,197
Oil and gas sales	17,816	19,490
Affiliates	195	383
Fair value of commodity derivatives	13,387	—
Accrued liabilities and other	16,635	16,669
	73,570	65,739
NON-CURRENT LIABILITIES
Long-term debt	930,129	742,410
Deferred income taxes	60,031	108,996
Fair value of commodity derivatives	2,458	—
Fair value of common stock warrants	48,368	—
Asset retirement obligations	61,482	48,728
Accrued compensation under non-equity award plans	23,870	16,254
Deferred revenue from volumetric production payment and other	4,983	5,695
	1,131,321	922,083
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share, authorized — 3,000,000 shares; issued and outstanding — 3,500 shares at June 30, 2016 and none at December 31, 2015	—	—
Common stock, par value $.10 per share, authorized — 30,000,000 shares; issued and outstanding — 12,169,536 shares at June 30, 2016 and December 31, 2015	1,216	1,216
Additional paid-in capital	152,686	152,686
Retained earnings	29,498	145,696
	183,400	299,598
	$1,388,291	$1,287,420

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited) (In thousands, except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES
Oil and gas sales	$41,055	$68,662	$69,881	$127,232
Midstream services	1,072	1,603	2,359	3,214
Drilling rig services	—	—	—	23
Other operating revenues	68	2,966	269	6,904
Total revenues	42,195	73,231	72,509	137,373
COSTS AND EXPENSES
Production	19,230	23,093	36,384	46,523
Exploration:
Abandonments and impairments	34	2,508	1,024	4,131
Seismic and other	318	105	429	971
Midstream services	833	534	1,169	933
Drilling rig services	1,197	1,620	2,466	3,496
Depreciation, depletion and amortization	38,178	42,121	76,791	84,775
Impairment of property and equipment	—	—	2,347	2,531
Accretion of asset retirement obligations	1,041	977	2,070	1,935
General and administrative	13,565	11,328	17,456	20,471
Other operating expenses	1,364	2,003	2,515	2,847
Total costs and expenses	75,760	84,289	142,651	168,613
Operating loss	(33,565)	(11,058)	(70,142)	(31,240)
OTHER INCOME (EXPENSE)
Interest expense	(26,557)	(13,609)	(43,644)	(26,886)
Loss on change in fair value of common stock warrants	(37,910)	—	(31,605)	—
Loss on commodity derivatives	(15,953)	(12,300)	(15,327)	(7,668)
Impairment of investments and other	372	871	(7,199)	1,564
Total other income (expense)	(80,048)	(25,038)	(97,775)	(32,990)
Loss before income taxes	(113,613)	(36,096)	(167,917)	(64,230)
Income tax benefit	32,676	12,764	51,719	22,666
NET LOSS	$(80,937)	$(23,332)	$(116,198)	$(41,564)
Net loss per common share:
Basic	$(6.65)	$(1.92)	$(9.55)	$(3.42)
Diluted	$(6.65)	$(1.92)	$(9.55)	$(3.42)
Weighted average common shares outstanding:
Basic	12,170	12,170	12,170	12,170
Diluted	12,170	12,170	12,170	12,170

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited) (In thousands)

	Common Stock		Additional		Total
	No. of	Par	Paid-In	Retained	Stockholders’
	Shares	Value	Capital	Earnings	Equity
BALANCE,
December 31, 2015	12,170	$1,216	$152,686	$145,696	$299,598
Net loss	—	—	—	(116,198)	(116,198)
BALANCE,
June 30, 2016	12,170	$1,216	$152,686	$29,498	$183,400

The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(116,198)	$(41,564)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, depletion and amortization	76,791	84,775
Impairment of property and equipment	2,347	2,531
Abandonments and impairments	1,024	4,131
(Gain) loss on sales of assets and impairment of inventory, net	1,963	(4,249)
Deferred income tax benefit	(51,719)	(22,666)
Non-cash employee compensation	7,868	7,084
Loss on commodity derivatives	15,327	7,668
Cash settlements of commodity derivatives	(24)	(1,767)
Accretion of asset retirement obligations	2,070	1,935
Amortization of debt issue costs and original issue discount	3,953	1,495
Loss on change in fair value of common stock warrants	31,605	—
Amortization of deferred revenue from volumetric production payment	(639)	(3,501)
Paid in-kind interest expense	13,271	—
Impairment of investment and other	8,381	404
Changes in operating working capital:
Accounts receivable	427	21,027
Accounts payable	(11,356)	(26,211)
Other	(1,197)	(2,472)
Net cash provided by (used in) operating activities	(16,106)	28,620
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(28,974)	(125,267)
Purchase of certificates of deposit and commercial paper	(93,951)	—
Proceeds from sales of assets	5,176	32,740
Decrease in equipment inventory	477	1,027
Proceeds from volumetric production payment and other	132	498
Net cash used in investing activities	(117,140)	(91,002)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	343,237	42,000
Proceeds from issuance of common stock warrants	16,763	—
Repayments of long-term debt	(160,000)	—
Payment of debt issuance costs	(10,907)	—
Net cash provided by financing activities	189,093	42,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	55,847	(20,382)
CASH AND CASH EQUIVALENTS
Beginning of period	7,780	28,016
End of period	$63,627	$7,634

SUPPLEMENTAL DISCLOSURES
Cash paid for interest, net of amounts capitalized	$26,434	$25,463
Cash paid for income taxes	$65	$227
The accompanying notes are an integral part of these consolidated financial statements.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

1.	Nature of Operations

Clayton Williams Energy, Inc., a Delaware corporation, is an independent oil and gas company engaged in the exploration for and development and production of oil and natural gas primarily in its core areas in Texas and New Mexico.  Unless the context otherwise requires, references to “CWEI” mean Clayton Williams Energy, Inc., the parent company, and references to “the Company,” “we,” “us” or “our” mean Clayton Williams Energy, Inc. and its consolidated subsidiaries.  Approximately 25.5% of CWEI’s outstanding common stock, is beneficially owned by Clayton W. Williams, Jr. (“Mr. Williams”), Chairman of the Board of Directors (the “Board”) and Chief Executive Officer of the Company, and approximately 25% is owned by a partnership in which Mr. Williams’ adult children are limited partners, and Mel G. Riggs, our President, is the sole general partner.

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

In the opinion of management, our unaudited consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 include all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation in accordance with GAAP.  These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the provisions of ASU 2014-15 and do not anticipate any impact on our consolidated financial statements.

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

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Long-Term Debt

Long-term debt consists of the following:

	June 30, 2016	December 31, 2015

	(In thousands)
7.75% Senior Notes, due 2019	$600,000	$600,000
Original Issue Discount	(207)	(241)
Debt Issuance Costs	(6,318)	(7,349)
Net 7.75% Senior Notes, due 2019	$593,475	$592,410

Second Lien Term Loan, due March 2021	$350,000	$—
Paid in-kind interest	13,271	—
Original Issue Discount	(16,185)	—
Debt Issuance Costs	(10,432)	—
Net Second Lien Term Loan, due March 2021	$336,654	$—

Revolving credit facility, due April 2019	$—	$150,000
	$930,129	$742,410

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

The revolving credit facility matures in April 2019 and is subject to an accelerated maturity date of October 1, 2018 unless our existing 7.75% Senior Notes due 2019 (the “2019 Senior Notes”) are refinanced or extended in accordance with the terms of the revolving credit facility prior to October 1, 2018.

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

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

At June 30, 2016, we had $98.1 million available under the revolving credit facility after allowing for outstanding letters of credit totaling $1.9 million. The effective annual interest rate on borrowings under the revolving credit facility, excluding bank fees and amortization of debt issue costs, for the six months ended June 30, 2016 was 2.5%. We were in compliance with all financial and non-financial covenants at June 30, 2016 and December 31, 2015.

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

Term Loan Credit Facility

On March 8, 2016, we entered into the term loan credit facility with funds managed by Ares Management, LLC (“Ares”) providing for the lenders to make secured term loans to us in the principal amount of $350 million (the “Refinancing”). As part of the Refinancing, we issued warrants to purchase 2,251,364 shares of our common stock at a price of $22.00 per share and required certain amendments to the revolving credit facility. The term loans were issued at an original issue discount of $16.8 million, which amount equaled the cash consideration received by us for the issuance of the related warrants and shares of special voting preferred stock. Aggregate cash proceeds from the Refinancing of approximately $340 million, net of transaction costs, were used to fully repay the then-outstanding balance on the revolving credit facility of $160 million, plus accrued interest and fees.

The warrants expire in 2026 and contain various anti-dilution provisions. Pursuant to FASB ASC 815-40, we account for the warrants as derivative instruments and carry the warrants as a non-current liability at their fair value, with the calculated increase or decrease in fair value each quarter being recognized in the statement of operations and comprehensive loss (see Note 9). The warrants had a fair value of $16.8 million at the date of issuance and a fair value of $48.4 million at June 30, 2016. As a result, for the three and six months ended June 30, 2016 we recorded a loss on revaluation of the warrant liability of $37.9 million and $31.6 million, respectively.

Interest on the term loans is payable quarterly in cash at 12.5% per year; however, during the period from March 15, 2016 through March 31, 2018, we may elect to pay interest for any quarter in-kind at 15% per year. We paid interest for the period commencing from March 15, 2016 and ending March 31, 2016 in cash and elected to pay interest for the quarter ended June 30, 2016 in-kind. In May 2016, we elected to pay interest for the quarterly period ending September 30, 2016 in-kind. Future quarterly elections to pay in-kind must be made at least 30 days prior to the beginning of each calendar quarter.

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

The term loan credit facility also contains various covenants and restrictive provisions which may, among other things, limit our ability to sell assets, incur additional indebtedness, make investments or loans and create liens. One such covenant requires that we maintain an asset-to-secured debt coverage ratio as of each December 31 and June 30 of each year, beginning with December 31, 2018, of at least 1.2 to 1.0. We were in compliance with all covenants at June 30, 2016.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 22, 2016, we entered into an agreement to sell 5,051,100 shares of common stock to funds managed by Ares for cash proceeds of $150 million, or approximately $29.70 per share (the “Private Placement”). In connection with the Private Placement, we entered into an amendment to the term loan facility, waiving certain restrictions to enable us to use proceeds from equity issuances and specified asset sales for debt reduction and capital expenditures. The amendment is effective upon closing of the Private Placement (see Note 18).

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

The Indenture contains covenants that restrict our ability to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the 2019 Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant generally restricts our ability to incur indebtedness if our ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) is less than 2.25 times.  However, this restriction does not prevent us from incurring indebtedness under a credit facility (as defined in the Indenture) in an aggregate principal amount at any time outstanding not to exceed the greater of (a) $500 million and (b) 30% of Adjusted Consolidated Net Tangible Assets (as defined in the Indenture). These covenants are subject to a number of additional important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at June 30, 2016 and December 31, 2015.

4.	Sales of Assets

In June 2016, we sold our interests in certain wells in Oklahoma for cash consideration of $1.5 million. In April 2016, we sold certain acreage in Burleson County, Texas for cash consideration of $2 million. This acreage was sold under a one-year term assignment as long as the buyer maintains a 180-day continuous development program on the acreage. In February 2016, we sold certain acreage in Burleson County, Texas for cash consideration of $0.8 million. Net proceeds from these transactions were used to repay the then-outstanding balance on the revolving credit facility and to fund a portion of our planned capital expenditures for 2016.

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

The following table reflects the changes in ARO during the six months ended June 30, 2016 and the year ended December 31, 2015:

	June 30, 2016	December 31, 2015
	(In thousands)
Beginning of period	$48,728	$45,697
Additional ARO from new properties	15	469
Sales or abandonments of properties	(530)	(4,435)
Accretion expense	2,070	3,945
Revisions of previous estimates	11,199	3,052
End of period	$61,482	$48,728

6.	Deferred Revenue from Volumetric Production Payment

In March 2012, Southwest Royalties, Inc. (“SWR”), a wholly owned subsidiary of CWEI, completed the mergers of each of the 24 limited partnerships of which SWR was the general partner, into SWR, with SWR continuing as the surviving entity in the mergers. To obtain the funds to finance the aggregate merger consideration, SWR entered into a volumetric production payment (“VPP”) with a third party for upfront cash proceeds of $44.4 million and deferred future advances aggregating $4.7 million. Under the terms of the VPP, SWR conveyed to the third party a term overriding royalty interest covering approximately 725 MBOE of estimated future oil and gas production from certain properties derived from the mergers. The scheduled volumes under the VPP relate to production months from March 2012 through December 2019 and were to be delivered to, or sold on behalf of, the third party free of all costs associated with the production and development of the underlying properties. Once the scheduled volumes were delivered to the third party, the term overriding royalty interest would terminate. SWR retained the obligation to prudently operate and produce the properties during the term of the VPP, and the third party assumed all risks associated with product prices. As a result, the VPP was accounted for as a sale of reserves, with the sales proceeds being deferred and amortized into oil and gas sales as the scheduled volumes were produced. The net proceeds from the VPP were recorded as a non-current liability in the consolidated balance sheets.  Deferred revenue from the VPP was amortized over the life of the VPP and recognized in oil and gas sales in the consolidated statements of operations and comprehensive loss. In August 2015, we terminated the VPP covering 277 MBOE of oil and gas production from August 2015 through December 2019 for $13.7 million. The termination of the VPP was accounted for as a repurchase of reserves, with the repurchase price offsetting the non-current liability and the balance of the remaining non-current liability amortized over the original term of the VPP and recognized in oil and gas sales in the consolidated statements of operations and comprehensive loss. As of June 30, 2016, we have no further obligations under the VPP.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the changes in the deferred revenue during the six months ended June 30, 2016 and the year ended December 31, 2015:

	June 30, 2016	December 31, 2015

	(In thousands)
Beginning of period	$5,470	$23,129
Deferred revenue from VPP	—	2,866
Amortization of deferred revenue from VPP	(639)	(6,822)
Termination of VPP	—	(13,703)
End of period	$4,831	$5,470

7.	Compensation Plans

Long Term Incentive Plan

In June 2016, stockholders approved the Clayton Williams Energy, Inc. Long Term Incentive Plan (the “LTIP”), which was adopted by the Compensation Committee of the Board in April 2016. The LTIP was adopted in order to enable the Company to attract and retain highly qualified employees, directors and consultants and to provide equity-based compensation to those individuals that will align their interests with the interests of the Company’s shareholders. The LTIP will provide the Compensation Committee, the administrator of the LTIP, with the ability to grant different types of awards, including the grant of (i) Incentive Options, (ii) stock options that do not constitute Incentive Options, referred to as Non-statutory Options and, together with Incentive Options, as Options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock units, (vi) dividend equivalents, (vii) stock awards, (viii) other awards related to the Company’s common stock (in terms of being valued, denominated, paid or otherwise defined by reference to common stock), referred to as Other Stock-Based Awards, (ix) cash awards, (x) performance awards, (xi) conversion awards, and (xii) any combination of such awards, referred to collectively as Awards. The LTIP permits the grant of awards covering an aggregate of 1,400,000 shares of common stock. Any officer and employee of the Company or any of its Subsidiaries, and other persons who provide services to the Company or any of its Subsidiaries, including non-employee directors of and consultants for the Company may be granted Awards under the LTIP. As of June 30, 2016, no grants of awards have been made.

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

The Compensation Committee has also adopted an APO reward plan (the “APO Reward Plan”) which offers eligible officers, key employees and consultants the opportunity to receive bonus payments that are based on certain profits derived from a portion of our working interest in specified areas where we are conducting drilling and production enhancement operations.  The wells subject to an APO Reward Plan are not included in the APO Incentive Plan.  Likewise, wells included in the APO Incentive Plan are not included in the APO Reward Plan.  Although conceptually similar to the APO Incentive Plan, the APO Reward Plan is a compensatory bonus plan through which we pay participants a bonus equal to a portion of the APO cash flows received by us from our working interest in wells in a specified area.  Unlike the APO Incentive Plan, however, participants in the APO Reward

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Plan are not immediately vested in all future amounts payable under the plan.  Through May 4, 2016, we have granted awards under the APO Reward Plan in 15 specified areas, each of which established a quarterly bonus amount equal to 7% or 10% of the APO cash flow from wells drilled or recompleted in the respective areas after the effective date set forth in each plan , which dates range from January 1, 2007 to June 11, 2014.  As of June 30, 2016, all 15 awards are fully vested. On May 4, 2016, the Compensation Committee amended the definition of a well in each plan to end the inclusion of new wells in all plans. A well is a well drilled by the employer in the area described provided that the well has a spud date between the effective date and May 4, 2016. All other terms of the plan remain unchanged. Future payments to participants in the plan will be based on the performance of only those wells that meet the revised definition of a well. The Compensation Committee expects to utilize the LTIP in lieu of future grants under the APO Reward Plan.

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

We recognize compensation expense related to the APO Partnerships based on the estimated value of economic interests conveyed to the participants. Estimated compensation expense applicable to the APO Reward Plan and the SWR Reward Plan is recognized over the applicable vesting periods, which range from two years to five years. Compensation expense related to non-equity award plans for the three months ended June 30, 2016 and 2015 and the six months ended June 30, 2016 and 2015 were $9.1 million and $6.5 million, $8.4 million and $8.6 million, respectively.

Accrued compensation under non-equity award plans is reflected in the accompanying consolidated balance sheets as detailed in the following schedule:

	June 30, 2016	December 31, 2015
	(In thousands)
Current liabilities:
Accrued liabilities and other	$1,503	$1,251
Non-current liabilities:
Accrued compensation under non-equity award plans	23,870	16,254
Total accrued compensation under non-equity award plans	$25,373	$17,505

8.	Derivatives

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

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to June 30, 2016.  In May 2016, we entered into costless collars covering 287 MBbls of oil production for the period from January 2017 through December 2017 at a floor price of $45.00 and a ceiling price of $55.00. In August 2016, we entered into a swap agreement covering 153 MBbls of oil production for the period from August 2016 through December 2016 at a price of $42.05. Settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps:

	Oil
	MBbls	Price
Production Period:
3rd Quarter 2016	615	$41.13
4th Quarter 2016	619	$41.18
2017	316	$44.30
	1,550

Costless Collars:

Oil
		Weighted	Weighted
		Average	Average
	MBbls	Floor Price	Ceiling Price
Production Period:
2017	1,415	$42.27	$51.66
1,415

Accounting for Commodity Derivatives

We did not designate any of our commodity derivatives as cash flow hedges; therefore, all changes in the fair value of these contracts prior to maturity, plus any realized gains or losses at maturity, were recorded as other income (expense) in our consolidated statements of operations and comprehensive loss.

Effect of Commodity Derivative Instruments on the Consolidated Balance Sheets

	Fair Value of Commodity Derivative Instruments as of June 30, 2016
	Asset Commodity Derivatives		Liability Commodity Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Commodity derivatives not designated as hedging instruments:
Commodity derivatives	Fair value of commodity derivatives:		Fair value of commodity derivatives:
	Current	$218	Current	$13,387
	Non-current	324	Non-current	2,458
Total		$542		$15,845

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Commodity Derivative Instruments as of December 31, 2015
	Asset Commodity Derivatives		Liability Commodity Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Commodity derivatives not designated as hedging instruments:
Commodity derivatives	Fair value of commodity derivatives:		Fair value of commodity derivatives:
	Current	$—	Current	$—
	Non-current	—	Non-current	—
Total		$—		$—

Gross to Net Presentation Reconciliation of Commodity Derivative Assets and Liabilities

	June 30, 2016
	Assets	Liabilities
	(In thousands)
Fair value of commodity derivatives — gross presentation	$542	$15,845
Effects of netting arrangements	—	—
Fair value of commodity derivatives — net presentation	$542	$15,845

December 31, 2015
	Assets	Liabilities
(In thousands)
Fair value of commodity derivatives — gross presentation	$—	$—
Effects of netting arrangements	—	—
Fair value of commodity derivatives — net presentation	$—	$—

Our commodity derivative contracts are with JPMorgan Chase Bank, N.A. and Shell Trading Risk Management LLC.

Effect of Commodity Derivative Instruments Recognized in Earnings on the Consolidated Statements of Operations and Comprehensive Loss

	Amount of Gain or (Loss) Recognized in Earnings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Location of Gain or (Loss) Recognized in Earnings	2016	2015	2016	2015
	(In thousands)		(In thousands)
Commodity derivatives not designated as hedging instruments:
Commodity derivatives:
Other income (expense) -
Loss on commodity derivatives	$(15,953)	$(12,300)	$(15,327)	$(7,668)
Total	$(15,953)	$(12,300)	$(15,327)	$(7,668)

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Fair Value of Financial Instruments

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

The financial assets and liabilities measured on a recurring basis at June 30, 2016 and December 31, 2015 were commodity derivatives and common stock warrants.

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

The fair value of all commodity derivative contracts and common stock warrants are reflected on the consolidated balance sheet as detailed in the following schedule:

	June 30, 2016	December 31, 2015

	Significant Other
	Observable Inputs
Description	(Level 2)
	(In thousands)
Assets:
Fair value of commodity derivatives	$542	$—
Total assets	$542	$—
Liabilities:
Fair value of commodity derivatives	$15,845	$—
Fair value of common stock warrants	48,368	—
Total liabilities	$64,213	$—

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Other Financial Instruments

We estimate the fair value of the 2019 Senior Notes using quoted market prices. The fair value of our Second Lien Term Loan as of June 30, 2016 is based upon our discounted cash flow model. Fair value is compared to the carrying value in the table below:

	Fair Value	June 30, 2016		December 31, 2015
	Hierarchy	Carrying	Estimated	Carrying	Estimated
Description	Level	Amount	Fair Value	Amount	Fair Value
		(In thousands)
7.75% Senior Notes, due 2019	1	$593,475	$468,000	$599,759	$462,750
Second Lien Term Loan, due March 2021	3	$336,654	$351,027	$—	$—

10.	Income Taxes

Our effective federal and state income tax rate for the six months ended June 30, 2016 of 30.8% differed from the statutory federal rate of 35% due primarily to permanent differences related to revaluation of the warrants issued in connection with the Refinancing, increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

CWEI and its subsidiaries file federal income tax returns with the United States Internal Revenue Service and state income tax returns in various state tax jurisdictions.  As a general rule, the Company’s tax returns for fiscal years after 2012 currently remain subject to examination by appropriate taxing authorities.  None of our income tax returns are under examination at this time.

11.	Other Operating Revenues and Expenses

Other operating revenues and expenses for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

	(In thousands)		(In thousands)
Other operating revenues:
Gain on sales of assets	$68	$2,966	$269	$6,881
Marketing revenue	—	—	—	23
Total other operating revenues	$68	$2,966	$269	$6,904
Other operating expenses:
Loss on sales of assets	$413	$4	$905	$65
Marketing expense	41	215	283	215
Impairment of inventory	910	1,784	1,327	2,567
Total other operating expenses	$1,364	$2,003	$2,515	$2,847

During the three and six months ended June 30, 2016, loss on sales of assets included losses from the sales of inventory.

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

In June 2012, we cancelled an $11 million note receivable in exchange for a 7.66% non-controlling membership interest in Dalea Investment Group, LLC (“Dalea”), an international oilfield services company formed in March 2012.  Since the membership interests in Dalea are privately-held and are not traded in an active market, our investment in Dalea was carried at the lower of its initial cost of $11 million and its estimated fair value based on a qualitative assessment.  At June 30, 2016, our investment in Dalea was fully impaired compared to an estimated fair value of $8.4 million at December 31, 2015. We categorize the measurement of fair value of this investment as a Level 3 input.

13.	Costs of Oil and Gas Properties

The following table sets forth the net capitalized costs for oil and gas properties as of June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015

	(In thousands)
Proved properties	$2,557,539	$2,539,480
Unproved properties	57,566	46,022
Total capitalized costs	2,615,105	2,585,502
Accumulated depletion	(1,521,335)	(1,460,404)
Net capitalized costs	$1,093,770	$1,125,098

14.                   Commitments and Contingencies

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

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We impair our long-lived assets, including oil and gas properties and contract drilling equipment, when estimated undiscounted future net cash flows of an asset are less than its carrying value.  The amount of any such impairment is recognized based on the difference between the carrying value and the estimated fair value of the asset.  We categorize the measurement of fair value of these assets as Level 3 inputs.  We estimate the fair value of the impaired property by applying weighting factors to fair values determined under three different methods: (1) discounted cash flow method; (2) flowing daily production method; and (3) proved reserves per BOE method. We then assign applicable weighting factors based on the relevant facts and circumstances.  We utilize all three methods when that information is available, or if not will utilize the discounted cash flow method. We recorded no provision for impairment of proved properties for the three months ended June 30, 2016 and the three months ended June 30, 2015. We recorded a provision for impairment of proved properties of $2.3 million for the six months ended June 30, 2016 and $2.5 million for the six months ended June 30, 2015. The provision for the six months ended June 30, 2016 was related to the write-down of certain non-core properties located in Oklahoma and the Permian Basin to their estimated fair value. The provision for the six months ended June 30, 2015 was related to the write-down of certain non-core properties located in Louisiana to their estimated fair value.

Unproved properties are nonproducing and do not have estimable cash flow streams. Therefore, we estimate the fair value of individually significant prospects by obtaining, when available, information about recent market transactions in the vicinity of the prospects and adjust the market data as needed to give consideration to the proximity of the prospects to known fields and reservoirs, the extent of geological and geophysical data on the prospects, the remaining terms of leases holding the acreage in the prospects, recent drilling results in the vicinity of the prospects, and other risk-related factors such as drilling and completion costs, estimated product prices and other economic factors. Individually insignificant prospects are grouped and impaired based on remaining lease terms and our historical experience with similar prospects. Based on the assessments previously discussed, we will impair our unproved oil and gas properties when we determine that a prospect’s carrying value exceeds its estimated fair value. We categorize the measurement of fair value of unproved properties as Level 3 inputs. Provisions for impairment of unproved properties were negligible for the three months ended June 30, 2016 and $2.3 million for the three months ended June 30, 2015, $0.2 million for the six months ended June 30, 2016 and $2.5 million for the six months ended June 30, 2015, and charged these impairments to abandonments and impairments in the accompanying consolidated statements of operations and comprehensive loss.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Segment Information

We have two reportable operating segments, which are (1) oil and gas exploration and production and (2) contract drilling services. The following tables present selected financial information regarding our operating segments for the three and six months ended June 30, 2016 and 2015:

For the Three Months Ended
June 30, 2016
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total
Revenues	$42,177	$18	$—	$42,195
Depreciation, depletion and amortization (a)	35,008	3,170	—	38,178
Other operating expenses (b)	36,625	957	—	37,582
Interest expense	26,557	—	—	26,557
Other (income) expense	53,491	—	—	53,491
Income (loss) before income taxes	(109,504)	(4,109)	—	(113,613)
Income tax (expense) benefit	31,238	1,438	—	32,676
Net income (loss)	$(78,266)	$(2,671)	$—	$(80,937)
Total assets	$1,407,163	$28,491	$(47,363)	$1,388,291
Additions to property and equipment	$34,759	$24	$—	$34,783

For the Six Months Ended
June 30, 2016
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total
Revenues	$72,427	$82	$—	$72,509
Depreciation, depletion and amortization (a)	72,788	6,350	—	79,138
Other operating expenses (b)	61,225	2,288	—	63,513
Interest expense	43,644	—	—	43,644
Other (income) expense (c)	45,700	8,431	—	54,131
Income (loss) before income taxes	(150,930)	(16,987)	—	(167,917)
Income tax (expense) benefit	45,774	5,945	—	51,719
Net income (loss)	$(105,156)	$(11,042)	$—	$(116,198)
Total assets	$1,407,163	$28,491	$(47,363)	$1,388,291
Additions to property and equipment	$46,665	$41	$—	$46,706

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended
June 30, 2015
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total
Revenues	$73,222	$42	$(33)	$73,231
Depreciation, depletion and amortization (a)	38,923	3,206	(8)	42,121
Other operating expenses (b)	40,476	1,696	(4)	42,168
Interest expense	13,609	—	—	13,609
Other (income) expense	11,429	—	—	11,429
Income (loss) before income taxes	(31,215)	(4,860)	(21)	(36,096)
Income tax (expense) benefit	11,063	1,701	—	12,764
Net income (loss)	$(20,152)	$(3,159)	$(21)	$(23,332)
Total assets	$1,408,365	$56,476	$(43,325)	$1,421,516
Additions to property and equipment	$23,226	$106	$(21)	$23,311

For the Six Months Ended
June 30, 2015
(Unaudited)		Contract	Intercompany	Consolidated
(In thousands)	Oil and Gas	Drilling	Eliminations	Total
Revenues	$137,302	$722	$(651)	$137,373
Depreciation, depletion and amortization (a)	80,999	6,410	(103)	87,306
Other operating expenses (b)	77,677	4,484	(854)	81,307
Interest expense	26,886	—	—	26,886
Other (income) expense (c)	5,182	922	—	6,104
Income (loss) before income taxes	(53,442)	(11,094)	306	(64,230)
Income tax (expense) benefit	18,783	3,883	—	22,666
Net income (loss)	$(34,659)	$(7,211)	$306	$(41,564)
Total assets	$1,408,365	$56,476	$(43,325)	$1,421,516
Additions to property and equipment	$77,737	$742	$306	$78,785
_______

(a)	Includes impairment of property and equipment.

(b)	Includes the following expenses: production, exploration, midstream services, drilling rig services, accretion of ARO, general and administrative and other operating expenses.

(c)	Includes impairment of our investment in Dalea.

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Guarantor Financial Information

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

The financial information which follows sets forth our condensed consolidating financial statements as of and for the periods indicated.

Condensed Consolidating Balance Sheet June 30, 2016 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Current assets	$263,056	$269,137	$799	$(315,453)	$217,539
Property and equipment, net	873,773	286,167	3,447	—	1,163,387
Investments in subsidiaries	300,987	—	—	(300,987)	—
Fair value of derivatives	324	—	—	—	324
Other assets	4,899	2,142	—	—	7,041
Total assets	$1,443,039	$557,446	$4,246	$(616,440)	$1,388,291
Current liabilities	$274,174	$98,915	$125	$(299,644)	$73,570
Non-current liabilities:
Long-term debt	930,129	—	—	—	930,129
Fair value of commodity derivatives	15,303	—	—	(12,845)	2,458
Fair value of common stock warrants	48,368	—	—	—	48,368
Deferred income taxes	51,566	119,414	(2,167)	(108,782)	60,031
Other	45,917	44,124	294	—	90,335
	1,091,283	163,538	(1,873)	(121,627)	1,131,321
Equity	77,582	294,993	5,994	(195,169)	183,400
Total liabilities and equity	$1,443,039	$557,446	$4,246	$(616,440)	$1,388,291

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet December 31, 2015 (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Current assets	$112,861	$272,310	$1,441	$(317,807)	$68,805
Property and equipment, net	892,791	304,936	3,557	—	1,201,284
Investments in subsidiaries	324,484	—	—	(324,484)	—
Other assets	6,681	10,650	—	—	17,331
Total assets	$1,336,817	$587,896	$4,998	$(642,291)	$1,287,420
Current liabilities	$276,354	$102,267	$117	$(312,999)	$65,739
Non-current liabilities:
Long-term debt	742,410	—	—	—	742,410
Deferred income taxes	90,387	130,471	(1,236)	(110,626)	108,996
Other	33,886	36,539	252	—	70,677
	866,683	167,010	(984)	(110,626)	922,083
Equity	193,780	318,619	5,865	(218,666)	299,598
Total liabilities and equity	$1,336,817	$587,896	$4,998	$(642,291)	$1,287,420

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended June 30, 2016 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Total revenue	$27,599	$14,350	$246	$—	$42,195
Costs and expenses	52,549	22,866	345	—	75,760
Operating income (loss)	(24,950)	(8,516)	(99)	—	(33,565)
Other income (expense)	(80,264)	45	171	—	(80,048)
Equity in earnings of subsidiaries	(5,459)	—	—	5,459	—
Income tax (expense) benefit	29,736	2,965	(25)	—	32,676
Net income (loss)	$(80,937)	$(5,506)	$47	$5,459	$(80,937)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Six Months Ended June 30, 2016 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Total revenue	$47,836	$24,223	$450	$—	$72,509
Costs and expenses	94,249	47,752	650	—	142,651
Operating income (loss)	(46,413)	(23,529)	(200)	—	(70,142)
Other income (expense)	(89,969)	(8,204)	398	—	(97,775)
Equity in earnings of subsidiaries	(20,498)	—	—	20,498	—
Income tax (expense) benefit	40,682	11,107	(70)	—	51,719
Net income (loss)	$(116,198)	$(20,626)	$128	$20,498	$(116,198)

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Three Months Ended June 30, 2015 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Total revenue	$55,714	$17,099	$418	$—	$73,231
Costs and expenses	63,390	20,234	665	—	84,289
Operating income (loss)	(7,676)	(3,135)	(247)	—	(11,058)
Other income (expense)	(24,605)	(720)	287	—	(25,038)
Equity in earnings of subsidiaries	(2,480)	—	—	2,480	—
Income tax (expense) benefit	11,429	1,349	(14)	—	12,764
Net income (loss)	$(23,332)	$(2,506)	$26	$2,480	$(23,332)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) Six Months Ended June 30, 2015 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Total revenue	$101,402	$35,141	$830	$—	$137,373
Costs and expenses	124,411	42,909	1,293	—	168,613
Operating income (loss)	(23,009)	(7,768)	(463)	—	(31,240)
Other income (expense)	(33,632)	(541)	1,183	—	(32,990)
Equity in earnings of subsidiaries	(4,933)	—	—	4,933	—
Income tax (expense) benefit	20,010	2,908	(252)	—	22,666
Net income (loss)	$(41,564)	$(5,401)	$468	$4,933	$(41,564)

Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2016 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Operating activities	$(21,276)	$5,763	$(593)	$—	$(16,106)
Investing activities	(116,238)	(853)	(49)	—	(117,140)
Financing activities	193,733	(4,644)	4	—	189,093
Net increase (decrease) in cash and cash equivalents	56,219	266	(638)	—	55,847
Cash at beginning of period	4,663	1,855	1,262	—	7,780
Cash at end of period	$60,882	$2,121	$624	$—	$63,627

CLAYTON WILLIAMS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2015 (Unaudited) (Dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Adjustments/ Eliminations	Consolidated
Operating activities	$19,608	$7,395	$1,514	$103	$28,620
Investing activities	(88,774)	(1,955)	(170)	(103)	(91,002)
Financing activities	50,952	(8,632)	(320)	—	42,000
Net increase (decrease) in cash and cash equivalents	(18,214)	(3,192)	1,024	—	(20,382)
Cash at beginning of period	21,217	6,693	106	—	28,016
Cash at end of period	$3,003	$3,501	$1,130	$—	$7,634

18.	Subsequent Events

On July 28, 2016, we commenced a cash tender offer to purchase up to $100 million aggregate principal amount of the 2019 Senior Notes with a bid range from $880 to $950 per each $1,000 aggregate principal amount of the 2019 Senior Notes. The tender offer will expire on August 29, 2016, unless extended by us in accordance with the terms of the tender offer.

On July 22, 2016, we entered into an agreement to sell 5,051,100 shares of common stock to funds managed by Ares for cash proceeds of $150 million or approximately $29.70 per share. In connection with the Private Placement, we entered into an amendment to the term loan facility, waiving certain restrictions to enable us to use proceeds from equity issuances and specified asset sales for debt reduction and capital expenditures. The amendment is subject to certain conditions, including our closing of the Private Placement.

In July 2016, we sold certain rights from the Spraberry and Wolfcamp formations under approximately 2,500 net acres in Glasscock County, Texas for approximately $19.5 million, subject to customary post-closing adjustments. We have received $14.7 million of cash proceeds to date and expect to receive the remaining proceeds from this sale upon satisfaction of certain title requirements.

We have evaluated events and transactions that occurred after the balance sheet date of June 30, 2016 and have determined that no other events or transactions have occurred that would require recognition in the consolidated financial statements or disclosures in these notes to the consolidated financial statements.

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

Forward-Looking Statements

The information in this Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements.  These forward-looking statements are based on management’s current expectations and beliefs, based on currently available information, as to the outcome and timing of future events and their effect on us.  While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.  All statements concerning our expectations for future operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions.  Our forward-looking statements involve significant risks and uncertainties, many of which are beyond our control, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in (1)“Item 1A - Risk Factors” and other cautionary statements in our Form 10-K for the year ended December 31, 2015, (2) our reports and registration statements filed from time to time with the Securities and Exchange Commission (the “SEC”), and (3) other announcements we make from time to time and in this Form 10-Q.

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

Overview

We have been committed to drilling primarily developmental oil wells in two primary oil-prone regions, the Permian Basin and the Giddings Area, where we have a significant inventory of developmental drilling opportunities.  During the six months ended June 30, 2016, we spent $34.5 million on exploration and development activities.

Key Factors to Consider

The following summarizes the key factors considered by management in the review of our financial condition and operating performance for the second quarter of 2016 and the outlook for the remainder of 2016.

•
Oil and gas sales for the second quarter of 2016, excluding amortized deferred revenues, decreased $26.3 million, or 39%, from the second quarter of 2015.  Production variances accounted for a $13.8 million decrease and price variances accounted for a $12.5 million decrease. Average realized oil prices were $40.51 per barrel in the second quarter of 2016 versus $53.32 per barrel in the second quarter of 2015, average realized gas prices were $1.87 per Mcf in the second quarter of 2016 versus $2.58 per Mcf in the second quarter of 2015 and average realized natural gas liquids (“NGL”) prices were $14.09 per barrel in the second quarter of 2016 versus $15.30 per barrel in the second quarter of 2015. Amortized deferred revenue in the second quarter of 2016 totaled $0.4 million as compared to $1.7 million in the second quarter of 2015.

•
Oil, gas and NGL production per barrel of oil equivalent (“BOE”) decreased 18% in the second quarter of 2016 compared to the second quarter of 2015, with oil production decreasing 20% to 9,835 barrels per day, gas production decreasing 20% to 12,890 Mcf per day and NGL production increasing 2% to 1,593 barrels per day. Oil and NGL production accounted for approximately 84% of our total BOE production in the second quarter of 2016 and in the second quarter of 2015. After giving effect to the sale of selected leases and wells in South Louisiana in September 2015, oil, gas and NGL production per BOE decreased 16% in the second quarter of 2016 as compared to the second quarter of 2015.

•
Production costs decreased $3.9 million, or 17%, for the second quarter of 2016 compared to the second quarter of 2015 due to lower oilfield services costs and reductions in production taxes associated with lower oil and gas sales. Production costs on a BOE basis, excluding production taxes, averaged $13.81 per BOE in the second quarter of 2016 versus $13.02 per BOE in the second quarter of 2015.

•
Interest expense for the second quarter of 2016 was $26.6 million versus $13.6 million for the second quarter of 2015. The increase was due primarily to $13.3 million of incremental interest expense on funded indebtedness under our second lien term loan credit facility issued in connection with our March 2016 refinancing transaction (the “Refinancing”). We elected to pay interest on the term loan facility in-kind and resulted in an increase in the principal amount of the term loan to $363.3 million.

•
We account for the warrants issued in connection with the Refinancing as derivative instruments and carry the warrants as a non-current liability at their fair value. We recorded a $37.9 million loss on change in fair value in the second quarter of 2016.

•
We recorded a $15.9 million loss on commodity derivatives in the second quarter of 2016 (including a $2.9 million loss on settled contracts).  For the same period in 2015, we recorded a $12.3 million loss on commodity derivatives (including a $1.8 million loss on settled contracts).  Since we do not presently designate our commodity derivatives as cash flow hedges under applicable accounting standards, we recognize the full effect of changing prices on mark-to-market valuations as a current charge or credit to our results of operations.

•
General and administrative (“G&A”) expenses were $13.6 million in the second quarter of 2016 compared to $11.3 million in the second quarter of 2015.  The increase was attributable to a $2.6 million net change in compensation expense related to our APO Reward Plans ($9.1 million in the second quarter of 2016 versus $6.5 million in the second quarter of 2015).

Exploration and Development Activities

Overview

We spent $34.5 million during the first six months of 2016 on exploration and development activities in the Permian Basin and the Giddings Area and currently plan to spend an additional $71 million during the last half of 2016. Our actual expenditures during 2016 may vary significantly from these estimates since our plans for exploration and development activities may change during the year. Factors such as changes in commodity prices, operating margins, the availability of capital resources, drilling results and other factors could increase or decrease our actual expenditures during 2016.

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

We spent $16.8 million in the Permian Basin during the first six months of 2016 on drilling and completion activities and $8.7 million on leasing and seismic activities. We drilled and completed 1 gross (1.0 net) operated wells in the Permian Basin and conducted various remedial operations on other wells during the first six months of 2016. We currently plan to spend an additional $54.5 million on drilling and completion activities and $8 million on leasing activities in this area during the last half of 2016.  Following is a discussion of our principal assets in the Permian Basin.

Delaware Basin

We currently hold approximately 65,000 net acres in the active Wolfbone resource play in the Delaware Basin, primarily in Reeves County, Texas. The Wolfbone resource play generally refers to the interval from the Bone Springs formation down through the Wolfcamp formation at depths typically found between 8,000 and 13,000 feet. A Wolfbone well generally refers to a vertical well completed in multiple intervals within these formations or a horizontal well being completed in an interval within such formations.  These Permian aged formations in the Delaware Basin are composed of limestone, sandstone and shale. Geology in the Delaware Basin consists of multiple stacked pay zones with both over-pressured and normal-pressured intervals.

We entered the Delaware Basin as a vertical play, but with encouraging results from our horizontal drilling, we shifted our emphasis to a horizontal program. Most of our horizontal drilling to date has targeted the Wolfcamp A shale interval in Reeves County, Texas with 27 Wolfcamp A wells currently on production. We also have four Wolfcamp C wells currently on production.

We spent approximately $16.8 million on drilling and completion activities and $8.5 million on leasing activities in the Wolfbone play during the first six months of 2016.  We plan to spend an additional $62.5 million on drilling, completion and leasing activities in this area during the last half of 2016.

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

Other Permian Basin

Approximately 33% of our second quarter 2016 oil and gas production was derived from wells in parts of the Permian Basin other than our Delaware Basin Wolfbone resource play. Many of these wells are located on the Central Basin Platform, geographically located between the Midland Basin and Delaware Basin, and produce from formations with conventional porosity such as the San Andres, Grayburg, Fusselman, Ellenburger and Yeso formations. A significant portion of our production in this area is derived from mature fields, several of which are in varying stages of secondary and/or tertiary recovery.

Giddings Area

Most of our wells in the Giddings Area in East Central Texas were drilled as horizontal wells, many with multiple laterals in different producing horizons, including the Austin Chalk, Buda and Georgetown formations.  Hydrocarbons are also encountered in the Giddings Area from other formations, including the Cotton Valley, Deep Bossier, Eagle Ford Shale and Taylor formations.  We have approximately 170,000 net acres in the Giddings Area. Following is a discussion of our principal assets in the Giddings Area.

Austin Chalk

Approximately 55% of our existing production in the Giddings Area is derived from the Austin Chalk formation, an upper Cretaceous geologic formation in the Gulf Coast region of the United States that stretches across numerous fields in Texas and Louisiana.  The Austin Chalk formation is generally encountered at depths of 5,500 to 7,000 feet.  Horizontal drilling is the primary technique used in the Austin Chalk formation to enhance productivity.  Most of our wells in this area were drilled as horizontal wells, many with multiple laterals in different producing horizons, including the Austin Chalk, Buda and Georgetown formations.

Eagle Ford Shale

Our horizontal Eagle Ford Shale play is concentrated in the northern portion of our legacy Austin Chalk acreage block in Robertson, Burleson and Lee Counties, Texas. In this area, we currently have 41 horizontal Eagle Ford Shale wells on production. During the first six months of 2016, we spent approximately $7.2 million on drilling, completion and leasing activities in the Eagle Ford Shale Area, and we currently plan to spend an additional $7.2 million on drilling, completion and leasing activities in this area during the last half of 2016.

Other

We spent $1.8 million during the first six months of 2016 on exploration and development activities in other regions, including Oklahoma and California and we currently plan to spend an additional $1.3 million during the last half of 2016.
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

Desta Drilling

Through our wholly owned subsidiary, Desta Drilling, L.P. (“Desta Drilling”), we currently have 10 drilling rigs available for our use or for contract drilling operations, of which eight are owned and two are under lease until October 2016. Owning and operating our own rigs helps control our cost structure while providing flexibility to take advantage of drilling opportunities on a timely basis.  The Desta Drilling rigs are primarily reserved for our use, but are available to conduct contract drilling operations for third parties.  Due to the downturn in oil prices, all our rigs have been idle since November 2015.

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

Further significant and prolonged declines in prices could impact our ability to service our debt obligations and will further constrain our ability to use cash flows to drill, replace or increase our production and reserves. To mitigate the impact of further deterioration in prices, we entered into swaps covering 1,597 MBbls of our oil production for the period from January 2016 through June 2017 at prices ranging from $40.25 to $44.30 per barrel. In addition, we granted JPMorgan Chase Bank, N.A. an option on an additional 739 MBbls of oil production from July 2016 through December 2016 at $40.25 per barrel which was exercised by the counterparty on June 30, 2016. In April 2016 and May 2016, we entered into costless collars covering 1,415 MBbls of our oil production for the period from January 2017 through December 2017 at a weighted average floor price of $42.27 and a weighted average ceiling price of $51.66. In August 2016, we entered into a swap agreement covering 153 MBbls of oil production for the period from August 2016 through December 2016 at a price of $42.05.

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

	Three Months Ended June 30,
	2016	2015
Oil and Gas Production Data:
Oil (MBbls)	895	1,125
Gas (MMcf)	1,173	1,462
Natural gas liquids (MBbls)	145	142
Total (MBOE)(a)	1,236	1,511
Total (BOE/d)	13,576	16,601

Average Realized Prices (b) (c):
Oil ($/Bbl)	$40.51	$53.32
Gas ($/Mcf)	$1.87	$2.58
Natural gas liquids ($/Bbl)	$14.09	$15.30

Loss on Settled Commodity Derivative Contracts (c):
($ in thousands, except per unit)
Oil: Cash settlements paid	$(2,906)	$(1,767)
Per unit produced ($/Bbl)	$(3.25)	$(1.57)

Average Daily Production (d):
Oil (Bbls):
Permian Basin Area:
Delaware Basin	2,789	3,735
Other	2,850	2,909
Austin Chalk	1,707	1,929
Eagle Ford Shale	1,661	3,238
Other (e)	828	552
Total	9,835	12,363
Natural Gas (Mcf):
Permian Basin Area:
Delaware Basin	2,629	3,305
Other	5,405	5,802
Austin Chalk	1,711	1,783
Eagle Ford Shale	308	566
Other (e)	2,837	4,610
Total	12,890	16,066
(Continued)

	Three Months Ended June 30,
	2016	2015
Natural Gas Liquids (Bbls):
Permian Basin Area:
Delaware Basin	448	451
Other	737	794
Austin Chalk	187	164
Eagle Ford Shale	86	119
Other (e)	135	32
Total	1,593	1,560

BOE:
Permian Basin Area:
Delaware Basin	3,675	4,738
Other	4,488	4,670
Austin Chalk	2,179	2,390
Eagle Ford Shale	1,798	3,451
Other (e)	1,436	1,352
Total	13,576	16,601

Exploration Costs (in thousands):
Abandonment and impairment costs:
Oklahoma	$29	$—
South Louisiana	5	724
California	—	50
Other	—	1,734
Total	34	2,508
Seismic and other	318	105
Total exploration costs	$352	$2,613

Depreciation, Depletion and Amortization (in thousands):
Oil and gas depletion	$34,346	$38,257
Contract drilling depreciation	3,170	3,198
Other depreciation	662	666
Total depreciation, depletion and amortization	$38,178	$42,121

Oil and Gas Costs ($/BOE Produced):
Production costs	$15.56	$15.28
Production costs (excluding production taxes)	$13.81	$13.02
Oil and gas depletion	$27.79	$25.32

Net Wells Drilled (f):
Exploratory Wells	2.0	1.0
Developmental Wells	0.1	1.9
(Continued)

	Six Months Ended June 30,
	2016	2015
Oil and Gas Production Data:
Oil (MBbls)	1,793	2,304
Gas (MMcf)	2,469	2,868
Natural gas liquids (MBbls)	272	276
Total (MBOE)(a)	2,477	3,058
Total (BOE/d)	13,608	16,895

Average Realized Prices (b) (c):
Oil ($/Bbl)	$34.31	$48.56
Gas ($/Mcf)	$1.80	$2.61
Natural gas liquids ($/Bbl)	$11.67	$14.20

Loss on Settled Derivative Contracts (c):
($ in thousands, except per unit)
Oil: Cash settlement paid	$(24)	$(1,767)
Per unit produced ($/Bbl)	$(0.01)	$(0.77)

Average Daily Production (d):
Oil (Bbls):
Permian Basin Area:
Delaware Basin	2,864	3,757
Other	2,888	2,854
Austin Chalk	1,740	1,924
Eagle Ford Shale	1,824	3,592
Other (e)	536	602
Total	9,852	12,729
Natural Gas (Mcf):
Permian Basin Area:
Delaware Basin	2,600	3,172
Other	5,684	5,832
Austin Chalk	1,699	1,750
Eagle Ford Shale	359	585
Other (e)	3,224	4,506
Total	13,566	15,845
(Continued)

	Six Months Ended June 30,
	2016	2015
Natural Gas Liquids (Bbls):
Permian Basin Area:
Delaware Basin	415	422
Other	733	769
Austin Chalk	179	167
Eagle Ford Shale	86	129
Other (e)	82	38
Total	1,495	1,525

BOE:
Permian Basin Area:
Delaware Basin	3,712	4,707
Other	4,568	4,595
Austin Chalk	2,202	2,383
Eagle Ford Shale	1,970	3,819
Other (e)	1,156	1,391
Total	13,608	16,895

Exploration Costs (in thousands):
Abandonment and impairment costs:
Oklahoma	$830	$90
South Louisiana	5	2,147
California	188	160
Other	1	1,734
Total	1,024	4,131
Seismic and other	429	971
Total exploration costs	$1,453	$5,102

Depreciation, Depletion and Amortization (in thousands):
Oil and gas depletion	$69,130	$77,140
Contract drilling depreciation	6,350	6,307
Other depreciation	1,311	1,328
Total depreciation, depletion and amortization	$76,791	$84,775

Oil and Gas Costs ($/BOE Produced):
Production costs	$14.69	$15.21
Production costs (excluding production taxes)	$13.39	$13.14
Oil and gas depletion	$27.91	$25.23
(Continued)

	Six Months Ended June 30,
	2016	2015
Net Wells Drilled (f):
Exploratory Wells	3.7	1.6
Developmental Wells	0.2	12.4
_______

(a)	Natural gas reserves have been converted to oil equivalents at the ratio of six Mcf of gas to one Bbl of oil.

(b)
Oil and gas sales includes $0.4 million for three months ended June 30, 2016, $1.7 million for the three months ended June 30, 2015, $0.6 million for the six months ended June 30, 2016 and $3.5 million for the six months ended June 30, 2015 of amortized deferred revenue attributable to a volumetric production payment (“VPP”) transaction effective March 1, 2012. In August 2015, we terminated the VPP covering 277 MBOE of oil and gas production from August 2015 through December 2019 for $13.7 million. The calculation of average realized sales prices excludes production of 22,503 barrels of oil and 14,750 Mcf of gas for the three months ended June 30, 2015 and 45,654 barrels of oil and 30,837 Mcf of gas for the six months ended June 30, 2015 associated with the VPP.

(c)
No commodity derivatives were designated as cash flow hedges in the table above.  All gains or losses on settled commodity derivatives were included in other income (expense) - gain (loss) on commodity derivatives.

(d)	Historical average daily production volumes have been reclassified to conform with current period presentation.

(e)
The average daily production related to selected leases and wells in South Louisiana sold in September 2015 was 530 total BOE for the three months ended June 30, 2015 and 490 total BOE for the six months ended June 30, 2015.

(f)	Excludes wells being drilled or completed at the end of each period.

Operating Results — Three-Month Periods

The following discussion compares our results for the three months ended June 30, 2016 to the comparative period in 2015.  Unless otherwise indicated, references to 2016 and 2015 within this section refer to the three months ended June 30, 2016 and 2015, respectively.

Oil and gas operating results

Oil and gas sales, excluding amortized deferred revenues, decreased $26.3 million, or 39%, in 2016 from 2015.  Production variances accounted for a $13.8 million decrease and price variances accounted for a $12.5 million decrease.  Amortized deferred revenue in 2016 totaled $0.4 million as compared to $1.7 million in 2015. Oil, gas and NGL production in 2016 (on a BOE basis) decreased 18% compared to 2015. Oil and gas production decreased 20% in 2016 from 2015 while NGL production increased 2% in 2016 from 2015. After giving effect to the sale of selected leases and wells in South Louisiana in September 2015, oil, gas and NGL production per BOE decreased 16% in 2016 as compared to 2015. The liquids component of our production mix accounted for approximately 84% oil and NGL in 2016 and 2015.  In 2016, our realized oil price decreased 24% compared to 2015, and our realized gas price decreased 28%.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

 Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, decreased 17% to $19.2 million in 2016 as compared to $23.1 million in 2015, due to lower oilfield service costs and reductions in production taxes associated with a decrease in oil and gas sales. After giving effect to an 18% decrease in total production, production costs on a BOE basis, excluding production taxes, averaged $13.81 per BOE in 2016 compared to $13.02 per BOE in 2015.

Oil and gas depletion expense decreased $3.9 million from 2015 to 2016 due to a $6.9 million decrease related to production variances and a $3 million increase due to rate variances.  On a BOE basis, depletion expense increased 10% to $27.79 per BOE in 2016 from $25.32 per BOE in 2015.  Depletion expense per BOE of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration and development activities result in higher finding costs.

Exploration costs

We follow the successful efforts method of accounting; therefore, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs and unproved acreage impairments are expensed.  In 2016, we charged to expense $0.4 million of exploration costs, as compared to $2.6 million in 2015. The expense for 2016 includes a charge of $0.3 million related to seismic and delay rental activity. The expense for 2015 includes a charge of $1.7 million related to the impairment of unproved acreage in East Texas.

Contract Drilling Services

Drilling services revenues received by our subsidiary, Desta Drilling, along with the related drilling services costs pertaining to the net interest owned by CWEI, have been eliminated in our consolidated statements of operations and comprehensive loss. Drilling rig services revenue related to external customers was negligible in 2016 and 2015 due to decreased demand for contract drilling services. Drilling services costs, net of eliminations, were $1.2 million in 2016 compared to $1.6 million in 2015. Contract drilling depreciation for 2016 and 2015 was $3.2 million. Due to the downturn in oil prices, all our rigs have been idle since November 2015.

General and Administrative

G&A expenses increased $2.3 million from $11.3 million in 2015 to $13.6 million in 2016.  The increase was attributable to a $2.6 million net change in compensation expense related to the Company’s APO reward plans ($9.1 million in 2016 versus $6.5 million in 2015).

Interest expense

Interest expense increased 95% from $13.6 million in 2015 to $26.6 million in 2016 due primarily to $13.3 million of incremental interest expense on funded indebtedness incurred under a second lien term loan credit facility issued in connection with the Refinancing. We elected to pay interest on the term loan facility in-kind and resulted in an increase in the principal amount of the term loan to $363.3 million.

Gain/loss on change in fair value of common stock warrants

We account for the warrants issued in connection with the Refinancing as derivative instruments and carry the warrants as a non-current liability at their fair value. We recorded a $37.9 million loss on change in fair value in 2016.

Gain/loss on commodity derivatives

We did not designate any commodity derivative contracts in 2016 or 2015 as cash flow hedges; therefore, all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on commodity derivatives.  In 2016, we reported a $15.9 million loss on commodity derivatives (including a $2.9 million loss on settled contracts) compared to a $12.3 million loss on commodity derivatives (including a $1.8 million loss on settled contracts) in 2015.  Because oil and gas prices are volatile, and because we do not account for our commodity derivatives as cash flow hedges, the effect of mark-to-market valuations on our gain/loss on commodity derivatives can cause significant volatility in our results of operations.

Gain/loss on sales of assets and impairment of inventory

We recorded a net loss of $1.3 million on sales of assets and impairment of inventory in 2016 compared to a net gain of $1.2 million in 2015.  The 2016 loss related primarily to a $0.9 million write-down of inventory to reduce the carrying value to the estimated fair value. The 2015 gain related primarily to the release of sales proceeds previously held in escrow pending resolution of title requirements associated with the sale of certain non-core Austin Chalk/Eagle Ford assets sold in March 2014 and the sale of leases in Oklahoma in May and June 2015. The 2015 gain was partially offset by a $1.8 million write-down of inventory to reduce the carrying value to the estimated fair value. Gain on sales of assets are included in other operating revenues and loss on sales of assets and impairment of inventory are included in other operating expenses in our consolidated statements of operations and comprehensive loss.

Income taxes

Our estimated federal and state effective income tax rate in 2016 of 28.8% was less than the statutory federal rate of 35% due primarily to permanent differences related to revaluation of the warrants issued in connection with the Refinancing, increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

Operating Results — Six-Month Periods

The following discussion compares our results for the six months ended June 30, 2016 to the comparative period in 2015.  Unless otherwise indicated, references to 2016 and 2015 within this section refer to the six months ended June 30, 2016 and 2015, respectively.

Oil and gas operating results

Oil and gas sales, excluding amortized deferred revenues, decreased $54.5 million, or 44%, in 2016 from 2015.  Price variances accounted for a $28.3 million decrease and production variances accounted for a $26.2 million decrease.  Oil and gas sales in 2016 also includes $0.6 million of amortized deferred revenue compared to $3.5 million in 2015 attributable to the VPP.  Reported production and related average realized sales prices exclude volumes associated with the VPP. Oil, gas and NGL production in 2016 (on a BOE basis) decreased 19% compared to 2015. Oil production decreased 22%, gas production decreased 14%, and NGL production decreased 1% in 2016 from 2015.  After giving effect to the sale of selected leases and wells in South Louisiana in September 2015, oil, gas and NGL production in 2016 (on a BOE basis) decreased 17% compared to 2015. The liquids component of our production mix accounted for approximately 83% oil and NGL in 2016 compared to 84% in 2015.  In 2016, our realized oil price decreased 29% compared to 2015, and our realized gas price decreased 31%.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, decreased 22% to $36.4 million in 2016 as compared to $46.5 million in 2015, due primarily to lower oilfield service costs and reductions in production taxes associated with a decrease in oil and gas sales. After giving effect to a 19% decrease in total production, production costs, excluding production taxes, averaged $13.39 per BOE in 2016 compared to $13.14 per BOE in 2015.

Oil and gas depletion expense decreased $8 million from 2015 to 2016 due to a $14.6 million decrease related to production variances and a $6.6 million increase due to rate variances.  On a BOE basis, depletion expense increased 11% to $27.91 per BOE in 2016 from $25.23 per BOE in 2015.  Depletion expense per BOE of oil and gas production is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.  We may realize higher oil and gas depletion rates in future periods if our exploration and development activities result in higher finding costs.

 We recorded a provision for impairment of property and equipment of $2.3 million during 2016 as compared to $2.5 million in 2015. The 2016 impairment related to certain non-core properties located in Oklahoma and the Permian Basin to reduce the carrying value of these properties to their estimated fair value. The 2015 impairment related to certain non-core properties located in Louisiana to reduce the carrying value of these properties to their estimated fair value. Impairment of a proved property group is recognized when the estimated undiscounted future net cash flows of the property group are less than its carrying value. Assuming that commodity prices continue to decline, we may incur further asset impairments in 2016. Although it is difficult to provide an estimate because of the numerous variables and management input decisions required to evaluate the amount of any asset impairments, they could be significant.

Exploration costs

We follow the successful efforts method of accounting; therefore, our results of operations are adversely affected during any accounting period in which significant seismic costs, exploratory dry hole costs and unproved acreage impairments are expensed.  In 2016, we charged to expense $1.5 million of exploration costs, as compared to $5.1 million in 2015. The 2016 expense includes a charge of $0.8 million related to the abandonment of exploratory wells in Oklahoma. The expense for 2015 includes a charge of $1.7 million related to the impairment of unproved acreage in East Texas and $1.6 million related to the abandonment of an exploratory well in South Louisiana.

Contract Drilling Services

Drilling services revenues received by our subsidiary, Desta Drilling, along with the related drilling services costs pertaining to the net interest owned by CWEI, have been eliminated in our consolidated statements of operations and comprehensive loss. Drilling rig services revenue related to external customers was negligible in 2016 and 2015 due to decreased demand for contract drilling services. Drilling services costs, net of eliminations, were $2.5 million in 2016 compared to $3.5 million in 2015. Contract drilling depreciation for 2016 was $6.4 million compared to $6.3 million in 2015. Due to the downturn in oil prices, all our rigs have been idle since November 2015.

General and Administrative

G&A expenses decreased $3 million from $20.5 million in 2015 to $17.5 million in 2016.  Changes in compensation expense attributable to our APO reward plans accounted for a net decrease of $0.2 million ($8.4 million in 2016 versus $8.6 million in 2015). The remaining decrease was largely attributable to salary and personnel reductions.

Interest expense

Interest expense increased 62% from $26.9 million in 2015 to $43.6 million in 2016 due primarily to $13.3 million of incremental interest expense on funded indebtedness incurred under a second lien term loan credit facility issued in connection with the Refinancing. We elected to pay interest on the term loan facility in-kind and resulted in an increase in the principal amount of the term loan to $363.3 million.

Gain/loss on change in fair value of common stock warrants

We account for the warrants issued in connection with the Refinancing as derivative instruments and carry the warrants as a non-current liability at their fair value. We recorded a $31.6 million loss on change in fair value in 2016.

Gain/loss on commodity derivatives

We did not designate any commodity derivative contracts in 2016 or 2015 as cash flow hedges; therefore, all cash settlements and changes resulting from mark-to-market valuations have been recorded as gain/loss on commodity derivatives.  In 2016, we reported a $15.3 million loss on commodity derivatives (including a negligible loss on settled contacts) compared to a $7.7 million loss on commodity derivatives (including a $1.8 million loss on settled contracts) in 2015.  Because oil and gas prices are volatile, and because we do not account for our commodity derivatives as cash flow hedges, the effect of mark-to-market valuations on our gain/loss on commodity derivatives can cause significant volatility in our results of operations.

Impairment of investments and other

We recorded an $8.4 million charge to fully impair the carrying value of our investment in Dalea in 2016, as compared to a partial impairment of $0.9 million in 2015.

Gain/loss on sales of assets and impairment of inventory

We recorded a net loss of $2 million on sales of assets and impairment of inventory in 2016 compared to a net gain of $4.2 million in 2015.  The 2016 loss related primarily to a $1.3 million write-down of inventory to reduce the carrying value to the estimated fair value. The 2015 gain related primarily to the release of sales proceeds previously held in escrow pending resolution of title requirements associated with the sale of certain non-core Austin Chalk/Eagle Ford assets sold in March 2014, the sale of leases in Oklahoma in May and June 2015, and the sale of selected wells in Martin and Yoakum Counties, Texas in March 2015. The 2015 gain was partially offset by a $2.6 million write-down of inventory to reduce the carrying value to the estimated fair value. Gain on sales of assets are included in other operating revenues and loss on sales of assets and impairment of inventory are included in other operating expenses in our consolidated statements of operations and comprehensive loss.

Income taxes

Our estimated federal and state effective income tax rate in 2016 of 30.8% was less than the statutory federal rate of 35% due primarily to permanent differences related to revaluation of the warrants issued in connection with the Refinancing, increases related to the effects of the Texas Margin Tax and certain non-deductible expenses, offset in part by tax benefits derived from excess statutory depletion deductions.

Liquidity and Capital Resources

Overview

Our primary financial resource is our base of oil and gas reserves.  We pledge substantially all of our producing oil and gas properties to secure our obligations under the revolving credit facility and the term loan credit facility (see “ — Recent Events and Outlook for 2016” and “ — Term loan credit facility”).  The banks under the revolving credit facility establish a borrowing base, in part, by making an estimate of the collateral value of our oil and gas properties. We believe the term loans have provided us with a source of dedicated liquidity; however, we intend to borrow funds under the revolving credit facility as needed in the future to supplement our operating cash flow as a financing source for our capital expenditure program.  Our ability to fund our capital expenditure program is dependent upon the level of product prices and the success of our exploration program in replacing our existing oil and gas reserves.  If product prices decrease, our operating cash flow may decrease and the banks under the revolving credit facility may require additional collateral or reduce our borrowing base, thus reducing funds available to fund our capital expenditure program.  However, we may mitigate the effects of product prices on our cash flow and borrowing base through the use of commodity derivatives.

At June 30, 2016, we had $98.1 million available on the revolving credit facility after allowing for outstanding letters of credit totaling $1.9 million, as compared to $351.1 million of availability on the facility at June 30, 2015. Following the Refinancing, our indebtedness at June 30, 2016 was $930.1 million, consisting of $336.6 million including paid in-kind interest, net of original issue discount and debt issuance costs, under the second lien term loan credit facility and $593.5 million in outstanding principal amount of the 7.75% Senior Notes due 2019 (the “2019 Senior Notes”), net of original issue discount and debt issuance costs.

Recent Events and Outlook for 2016

The severe downturn in oil prices that began in 2014 significantly reduced our cash flow from operations, causing us to suspend drilling operations in both of our core resource plays early in 2015 in order to preserve liquidity. Management quickly took decisive steps to reduce costs in an attempt to improve margins, but the combination of declining production attributable to suspended drilling activities and the impact of substantially lower oil and natural gas prices on cash flow led our senior management and the Board of Directors (the “Board”), beginning in early July 2015, to consider a variety of strategic and financial alternatives for the Company.

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

In mid-January 2016, final bids were submitted for various potential transactions, including proposals for secured debt financing. The special committee concluded that a secured debt alternative was favorable to the Company and its stockholders. In reaching this conclusion, the special committee considered, among other factors, that the secured debt alternative (1) avoided a sale of our core assets during a time of declining commodity prices, (2) provided a dedicated source of liquidity to fund our operations and development activities over the next two to three years, (3) limited immediate dilution to existing stockholders, and (4) retained the opportunity to ultimately enhance shareholder value if the commodity environment improves. The special committee instructed Goldman to negotiate final proposals with these bidders, and following negotiations, the special committee and the Board unanimously selected the proposal submitted by Ares Management, LLC (“Ares”). On March 8, 2016, we entered into (1) a credit agreement with Ares providing for the issuance of second lien term loans and common stock warrants and (2) an amendment to the revolving credit facility with our banks (see “ — Revolving credit facility” and “ — Term loan credit facility”).

On July 22, 2016, we entered into an agreement to sell 5,051,100 shares of common stock to funds managed by Ares for cash proceeds of $150 million or approximately $29.70 per share (the “Private Placement”). In connection with the Private Placement, we entered into an amendment to the term loan facility, waiving certain restrictions to enable us to use proceeds from equity issuances and specified asset sales for debt reduction and capital expenditures. The amendment is subject to certain conditions, including our closing of the Private Placement.

On July 28, 2016, we commenced a cash tender offer to purchase up to $100 million aggregate principal amount of the 2019 Senior Notes with a bid range from $880 to $950 per each $1,000 aggregate principal amount of the 2019 Senior Notes. The tender offer will expire on August 29, 2016, unless extended by us in accordance with the terms of the tender offer.

In July 2016, we sold certain rights from the Spraberry and Wolfcamp formations under approximately 2,500 net acres in Glasscock County, Texas for approximately $19.5 million, subject to customary post-closing adjustments. We have received $14.7 million of cash proceeds to date and expect to receive the remaining proceeds from this sale upon satisfaction of certain title requirements.

We are continuing to closely monitor the impact of the downturn in commodity prices on our business, including the extent to which lower prices could affect our financial condition and liquidity. While we believe we are taking appropriate actions to preserve liquidity, raise equity and reduce leverage, continued volatility in oil prices create uncertainties in our expected cash flows and our ability to access capital markets for the capital resources we need to grow our reserve base.

Capital expenditures

The following table summarizes, by area, our actual expenditures for exploration and development activities for the six months ended June 30, 2016 and our planned expenditures for the year ending December 31, 2016.

	Actual Expenditures Six Months Ended June 30, 2016	Planned Expenditures Year Ending December 31, 2016	2016 Percentage of Total Planned Expenditures
	(In thousands)
Drilling and completion
Permian Basin Area:
Delaware Basin	$16,800	$71,300	68%
Austin Chalk/Eagle Ford Shale	1,400	2,600	2%
Other	700	2,000	2%
	18,900	75,900	72%
Leasing and seismic	15,600	29,600	28%
Exploration and development	$34,500	$105,500	100%

Our expenditures for exploration and development activities for the six months ended June 30, 2016 totaled $34.5 million.  We financed these expenditures for the six months ended June 30, 2016 with cash flow from operating activities, proceeds from asset sales, and borrowings under our credit facilities.  We currently plan to spend approximately $105.5 million on exploration and development activities during fiscal 2016, an increase of $36 million over our prior estimate.  We plan to continue utilizing one rig in Reeves County for the remainder of 2016. With recent improvements in drill times we now expect to have drilled ten wells by the end of the year, with seven wells on production and three wells in various stages of completion. Our actual expenditures during 2016 may vary significantly from these estimates since our plans for exploration and development activities may change during the year.  Factors, such as changes in commodity prices, operating margins, the availability of capital resources, drilling results and other factors, could increase or decrease our actual expenditures during the remainder of fiscal 2016.

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

Cash flow provided by operating activities for the six months ended June 30, 2016 decreased $44.7 million, or 156%, as compared to the corresponding period in 2015 due primarily to lower commodity prices and decreased production.

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

At June 30, 2016, we had $98.1 million available under the revolving credit facility after allowing for outstanding letters of credit totaling $1.9 million. The effective annual interest rate on borrowings under the revolving credit facility, excluding bank fees and amortization of debt issue costs, for the six months ended June 30, 2016 was 2.5%. We were in compliance with all financial and non-financial covenants at June 30, 2016 and December 31, 2015. Under current commodities pricing, we expect that we will be in compliance with all financial covenants through 2016. Further deterioration in commodities pricing, however, could result in non-compliance and cause us to seek to negotiate revisions to our loan covenants, which relief may not be obtainable from our bank lenders.

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

Working capital computed for loan compliance purposes differs from our working capital computed in accordance with accounting principles generally accepted in the United States (“GAAP”).  Since compliance with financial covenants is a material requirement under the revolving credit facility, we consider the loan compliance working capital to be useful as a measure of our liquidity because it includes the funds available to us under the revolving credit facility and is not affected by the volatility in working capital caused by changes in fair value of commodity derivatives.  Our GAAP reported working capital increased to $144 million at June 30, 2016 from working capital of $3.1 million at December 31, 2015.  After giving effect to the adjustments, our working capital computed for loan compliance purposes was $255.3 million at June 30, 2016, as compared to $301.2 million at December 31, 2015.

The following table reconciles our GAAP working capital to the working capital computed for loan compliance purposes at June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015

	(In thousands)
Working capital per GAAP	$143,969	$3,066
Add funds available under our revolving credit facility	98,130	298,130
Exclude fair value of commodity derivatives classified as current assets or current liabilities	13,169	—
Working capital per loan covenant	$255,268	$301,196

As a condition to borrowing funds or issuing letters of credit under our revolving credit facility, we must remain in compliance with the financial and non-financial covenants, including financial ratios, in our revolving credit facility, as amended to date. We also must make certain representations and warranties to our bank lenders at the time of each borrowing. We were in compliance with all financial and non-financial covenants at June 30, 2016 and December 31, 2015.  However, if we increase leverage and our liquidity is reduced, we may fail to comply with one or more of these covenants in the future.  If we fail to meet any of these loan covenants, we would ask the banks to waive compliance, amend the revolving credit facility to allow us to become compliant or grant us sufficient time to obtain additional capital resources through alternative means.  Although we believe our bank lenders are well secured under the terms of our revolving credit facility, there is no assurance that the bank lenders will waive or amend our covenants or other conditions to further lending. If a suitable arrangement could not be reached with the banks, the banks could accelerate the indebtedness and seek to foreclose on the pledged assets.

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

 From time to time, we engage in other transactions with lenders under the revolving credit facility.  Such lenders or their affiliates may serve as counterparties to our commodity and interest rate derivative agreements.  As of June 2016, JPMorgan Chase Bank, N.A. and Shell Trading Risk Management LLC were the counterparties to our commodity derivative agreements. Our obligations under commodity derivative agreements with our lenders are secured by the security documents executed by the parties under the revolving credit facility.

Term loan credit facility

On March 8, 2016, we entered into (1) a credit agreement with Ares providing for the issuance of second lien term loans and common stock warrants and (2) an amendment to the revolving credit facility with our banks. Upon closing of the Refinancing on March 15, 2016, we issued term loans to Ares in the principal amount of $350 million, net of original issue discount of $16.8 million, for cash proceeds of $333.2 million. Concurrently, we issued warrants to purchase 2,251,364 shares of our common stock at a price of $22.00 per share to Ares for cash proceeds equal to the original issue discount from the issuance on the term loans. The warrants represent the right to acquire approximately 18.5% of our currently outstanding shares of common stock, or approximately 15.6% of our common shares on a fully exercised basis. In connection with the issuance of the warrants, we designated and issued to the initial warrant holders 3,500 shares of special voting preferred stock, $0.10 par value per share, granting them certain rights to elect two members of the Board. Aggregate cash proceeds from the transaction of approximately $340 million, net of transaction costs, were used to fully repay the then-outstanding indebtedness under the revolving credit facility of $160 million, plus accrued interest and fees.

Interest on the term loans is payable quarterly in cash at 12.5% per year; however, during the period from March 15, 2016 through March 31, 2018, we may elect to pay interest for any quarter in-kind at 15% per year. We paid interest for the period commencing from March 15, 2016 and ending March 31, 2016 in cash and elected to pay interest for the quarter ended June 30, 2016 in-kind. In May 2016, we elected to pay interest for the quarterly period ending September 30, 2016 in-kind. Future quarterly elections to pay in-kind must be made at least 30 days prior to the beginning of each calendar quarter.

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

The term loan credit facility also contains various covenants and restrictive provisions which may, among other things, limit our ability to sell assets, incur additional indebtedness, make investments or loans and create liens. One such covenant requires that we maintain an asset-to-secured debt coverage ratio as of each December 31 and June 30 of each year, beginning with December 31, 2018, of at least 1.2 to 1.0. We were in compliance with these covenants at June 30, 2016. Under current commodities pricing, we expect that we will be in compliance with all financial covenants through 2016. Further deterioration in commodities pricing, however, could result in non-compliance and cause us to seek to negotiate revisions to our loan covenants, which relief may not be obtainable from our bank lenders. In connection with the Private Placement, we entered into an amendment to the term loan facility, waiving certain restrictions to enable us to use proceeds from equity issuances and specified asset sales for debt reduction and capital expenditures. The amendment is effective upon closing of the Private Placement.

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

The Indenture contains covenants that restrict our ability to:  (1) borrow money; (2) issue redeemable or preferred stock; (3) pay distributions or dividends; (4) make investments; (5) create liens without securing the 2019 Senior Notes; (6) enter into agreements that restrict dividends from subsidiaries; (7) sell certain assets or merge with or into other companies; (8) enter into transactions with affiliates; (9) guarantee indebtedness; and (10) enter into new lines of business.  One such covenant generally restricts our ability to incur indebtedness if our ratio of consolidated EBITDAX to consolidated interest expense (as these terms are defined in the Indenture) is less than 2.25 times.  However, this restriction does not prevent us from incurring indebtedness under a credit facility (as defined in the Indenture) in an aggregate principal amount at any time outstanding not to exceed the greater of (a) $500 million and (b) 30% of Adjusted Consolidated Net Tangible Assets (as defined in the Indenture). These covenants are subject to a number of additional important exceptions and qualifications as described in the Indenture.  We were in compliance with these covenants at June 30, 2016 and December 31, 2015.

On July 28, 2016, we commenced a cash tender offer to purchase up to $100 million aggregate principal amount of the 2019 Senior Notes with a bid range from $880 to $950 per each $1,000 aggregate principal amount of the 2019 Senior Notes. The tender offer will expire on August 29, 2016, unless extended by us in accordance with the terms of the tender offer.

Asset Sales

From time to time, we sell certain of our proved and unproved properties when we believe it is more advantageous to dispose of the selected properties than to continue to hold them. During the first six months of 2016, we received cash proceeds aggregating $5.2 million from various sales of assets. We are actively considering other selected sales as a source of additional funds to supplement cash flow from operations and borrowings under the credit facility to meet our capital needs.

Alternative capital resources

We believe we currently have adequate liquidity to enable us to fund our expected capital expenditures for 2016 through a combination of cash on hand and cash flow from operations.

Subject to any restrictions in the revolving credit facility and the term loan credit facility, we may also use other capital resources, including (1) entering into joint venture participation agreements with other industry or financial partners in our core development areas, (2) monetizing all or a portion of our core or non-core assets, and (3) issuing additional debt or equity securities in private or public offerings, in order to finance a portion of our capital spending in fiscal 2016 and subsequent periods. While we believe we would be able to obtain funds through one or more of these alternative capital resources, if needed, there can be no assurance that these capital resources would be available on terms acceptable to us.

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

The following summarizes information concerning our net positions in open commodity derivatives applicable to periods subsequent to June 30, 2016. In May 2016, we entered into costless collars covering 287 MBbls of oil production for the period from January 2017 through December 2017 at a floor price of $45.00 and a ceiling price of $55.00. In August 2016, we entered into a swap agreement covering 153 MBbls of oil production for the period from August 2016 through December 2016 at a price of $42.05. The settlement prices of commodity derivatives are based on NYMEX futures prices.

Swaps:

	Oil
	MBbls	Price
Production Period:
3rd Quarter 2016	615	$41.13
4th Quarter 2016	619	$41.18
2017	316	$44.30
	1,550

Costless Collars:

Oil
		Weighted	Weighted
		Average	Average
	MBbls	Floor Price	Ceiling Price
Production Period:
2017	1,415	$42.27	$51.66
1,415

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil may have on the fair value of our commodity derivatives.  As of June 30, 2016, a $1 per barrel change in the price of oil would change the fair value of our commodity derivatives by approximately $2.3 million.

Interest Rates

We are exposed to interest rate risk on our long-term debt with a variable interest rate.  At June 30, 2016, the 2019 Senior Notes had a fixed rate of 7.75%, a carrying value of $593.5 million and an approximate fair value of $468 million, based on current market quotes.  We estimate that a hypothetical change in the fair value of our long-term debt resulting from a 100-basis point change in interest rates would be approximately $10.7 million.  At June 30, 2016, our Second Lien Term Loan had a fixed rate of 12.5%, if paid in cash, and a fixed rate of 15%, if paid in-kind, a carrying value of $336.6 million and an approximate fair value of $351 million.

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

•
it is the conclusion of our chief executive and chief financial officers that as of June 30, 2016 these disclosure controls and procedures are effective in ensuring that information that is required to be disclosed by the Company in reports filed or submitted with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms established by the SEC, and is accumulated and communicated to our management, including our chief executive and chief financial officers, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

**3.1	Second Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to our Form S-2 Registration Statement filed with the Commission on October 4, 1996, Commission File No. 333-13441

**3.2	Certificate of Amendment of Second Restated Certificate of Incorporation of Clayton Williams Energy, Inc., filed as Exhibit 3.1 to our Form 10-Q for the period ended September 30, 2000††

**3.3	Corporate Bylaws of Clayton Williams Energy, Inc., as amended through March 24, 2016, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 30, 2016††

**3.4	Corporate Bylaws of Clayton Williams Energy, Inc., as amended through July 22, 2016, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on July 25, 2016††

**4.1
Stock Purchase Agreement dated May 19, 2004 by and among Clayton Williams Energy, Inc. and various institutional investors, filed as Exhibit 4 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2004††

**4.2
Indenture, dated March 16, 2011, among Clayton Williams Energy, Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as Trustee, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on March 17, 2011††

**4.3
Certificate of Designation of the Special Voting Preferred Stock of Clayton Williams Energy, Inc., dated as of March 15, 2016, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on March 15, 2016††

**10.1
Common Stock Purchase Agreement by and between the Company and the Purchasers named on Schedule A thereto, dated as of July 22, 2016, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 25, 2016††

**10.2
Amendment No. 2 to Credit Agreement by and among the Company, as Borrower, certain subsidiaries of the Company, as Guarantors, the Lenders party thereto and Wilmington Trust, National Association, as Administrative Agent, dated as of July 22, 2016, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on July 25, 2016††

*†10.3	Clayton Williams Energy, Inc. Long Term Incentive Plan, effective April 15, 2016

*31.1	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

*31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

***32.1	Certifications by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

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

CLAYTON WILLIAMS ENERGY, INC.

Date:	August 5, 2016	By:	/s/ Mel G. Riggs
Mel G. Riggs
President

Date:	August 5, 2016	By:	/s/ Michael L. Pollard
Michael L. Pollard
Senior Vice President - Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibits
**2.1
Agreement and Plan of Merger among Clayton Williams Energy, Inc. and Southwest Royalties, Inc. dated May 3, 2004, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2004

**3.1	Second Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to our Form S-2 Registration Statement filed with the Commission on October 4, 1996, Commission File No. 333-13441

**3.2	Certificate of Amendment of Second Restated Certificate of Incorporation of Clayton Williams Energy, Inc., filed as Exhibit 3.1 to our Form 10-Q for the period ended September 30, 2000††

**3.3	Corporate Bylaws of Clayton Williams Energy, Inc., as amended through March 24, 2016, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 30, 2016††

**3.4	Corporate Bylaws of Clayton Williams Energy, Inc., as amended through July 22, 2016, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on July 25, 2016††

**4.1
Stock Purchase Agreement dated May 19, 2004 by and among Clayton Williams Energy, Inc. and various institutional investors, filed as Exhibit 4 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2004††

**4.2
Indenture, dated March 16, 2011, among Clayton Williams Energy, Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as Trustee, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on March 17, 2011††

**4.3
Certificate of Designation of the Special Voting Preferred Stock of Clayton Williams Energy, Inc., dated as of March 15, 2016, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on March 15, 2016††

**10.1
Common Stock Purchase Agreement by and between the Company and the Purchasers named on Schedule A thereto, dated as of July 22, 2016, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 25, 2016††

**10.2
Amendment No. 2 to Credit Agreement by and among the Company, as Borrower, certain subsidiaries of the Company, as Guarantors, the Lenders party thereto and Wilmington Trust, National Association, as Administrative Agent, dated as of July 22, 2016, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on July 25, 2016††

*†10.3	Clayton Williams Energy, Inc. Long Term Incentive Plan, effective April 15, 2016

*31.1	Certification by the Chief Executive Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

*31.2	Certification by the Chief Financial Officer of the Company pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

***32.1	Certifications by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*                       Filed herewith.
**                Incorporated by reference to the filing indicated.
***         Furnished herewith.
†                       Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
††                Filed under our Commission File No. 001-10924.